Form 10QSB
period 1998-09-30
21ST CENTURY HOLDING CO
filed 1998-12-28
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998,

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                                             Commission file number 0-2500111

                          21st Century Holding Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FL                                              65-0248866
---------------------------------                     -------------------------
(State or Other Jurisdiction of                            (IRS Employer
  Incorporation or Organization)                         Identification No.)

                   4161 N.W. 5th Street, Plantation, FL 33317
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  954-581-9993
            -------------------------------------------------------
              (Registrant's telephone number, including area code)


            -------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

         CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

         COMMON STOCK PAR VALUE $.01 PER SHARE - 3,350,000 SHARES OUTSTANDING AS OF DECEMBER 15, 1998.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                      PAGE
                                                                   ----
ITEM 1:

Consolidated and Combined Balance Sheet
   as of September 30, 1998 (Unaudited)
   and December 31, 1997 (Restated).................................  3

Consolidated and Combined Statement of Income
   for the three and nine months ended September 30, 1998 (Unaudited)
   and 1997 (Restated)..............................................  4

Consolidated and Combined Cash Flow Statement
   for the nine months ended September 30, 1998 (Unaudited)
   and 1997 (Restated)..............................................  5

Notes to Consolidated and Combined Financial Statements.............  6


ITEM 2:

Management's Discussion and Analysis
   of Financial Condition and Results of Operations................. 19


PART II: OTHER INFORMATION

Other Information................................................... 28
Signature........................................................... 29

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
               SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (RESTATED)

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                           1998               1997
                                                                                           (RESTATED)
                                                                    ------------------    ---------------
                                     ASSETS

Available for sale at fair value:
   Investments
       Fixed maturities                                                    $15,410,445        $13,267,284
       Equity securities                                                     1,158,053          2,208,594
   Mortgage loan                                                               171,949            283,712
                                                                    ------------------    ---------------
              Total investments                                             16,740,447         15,759,590
                                                                    ------------------    ---------------

Cash and cash equivalents                                                      482,400          1,684,450
Finance contracts receivable, net of allowances for credit losses
  of $58,900 and $36,980 respectively                                        5,155,248          2,343,851
Prepaid reinsurance premiums                                                 2,886,378          2,217,664
Due from reinsurers                                                          1,571,875          1,024,512
Deferred acquisition costs                                                     259,367            160,934
Deferred income taxes                                                        1,390,986            744,030
Other assets                                                                 2,783,534            890,929
Goodwill                                                                     1,352,721            476,006
                                                                    ------------------    ---------------
              TOTAL ASSETS                                                 $32,622,956        $25,301,966
                                                                    ==================    ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                  $7,573,603         $6,726,462
Unearned premiums                                                            9,375,878          7,499,742
Premium deposit                                                                785,750          1,844,556
Revolving credit outstanding                                                 3,465,766          1,593,752
Bank overdraft                                                                 731,357            730,289
Unearned commissions                                                           504,076            645,594
Accounts payable and accrued expenses                                        2,047,662            654,883
Notes payable                                                                  400,000            552,625
Drafts payable to insurance companies                                          958,015            269,160
Due to shareholders                                                             26,250             57,250
                                                                    ------------------    ---------------
              TOTAL LIABILITIES                                            $25,868,357        $20,574,313
                                                                    ==================    ===============
Shareholders' equity:
   Common stock of $.01 par value.  Authorized 25,000,000 shares
   issued and outstanding 2,100,000 and 1,042,121 shares,                       21,000             10,421
   respectively
   Common stock of $1 par value.  Authorized, issued and
   outstanding 840 shares                                                            -                840
   Additional paid in capital                                                4,563,446          4,304,758
   Accumulated other comprehensive income                                     (285,780)           124,677
   Retained earnings                                                         2,455,933            286,957
                                                                    ------------------    ---------------
              TOTAL SHAREHOLDERS' EQUITY                                     6,754,699          4,727,653
                                                                    ------------------    ---------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $32,622,956        $25,301,966
                                                                    ==================    ================

    SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                          21ST CENTURY HOLDING COMPANY
                  CONSOLIDATED AND COMBINED STATEMENT OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (RESTATED) AND
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (RESTATED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                            1998                 1997                 1998                1997
                                                                              (RESTATED)                                (RESTATED)
                                                 -----------------------------------------    -------------------------------------
REVENUES:
   Gross premiums written                                  4,452,847            3,522,501          $16,622,184         $12,364,505
   Gross premiums ceded                                   (1,367,888)          (1,027,609)          (5,140,635)         (3,067,230)
                                                 -----------------------------------------    -------------------------------------
             Net premiums written                          3,084,959            2,494,892           11,481,549           9,297,275
(Increase) decrease in unearned premiums, net
   of prepaid reinsurance premiums                           511,468              325,693           (1,207,421)         (1,498,378)
                                                 -----------------------------------------    -------------------------------------
             Net premiums earned                           3,596,427            2,820,585           10,274,128           7,798,897

Commission income                                            512,217              575,789            1,490,792           2,142,496
Finance revenue                                              451,635               66,222            1,167,562              88,389
Net investment income                                        264,880              275,688              770,527             728,205
Net realized (losses) gains                                  (17,304)              12,120              372,237             (21,541)
Other income                                                 386,224              284,935            1,221,397             815,633
                                                 -----------------------------------------    -------------------------------------
             Total revenue                                 5,194,079            4,035,339           15,296,643          11,552,079
                                                 -----------------------------------------    -------------------------------------
Expenses:
   Losses and loss adjustment expenses                     2,242,483            2,046,128            6,923,709           5,317,802
   Operating and underwriting expenses                     1,007,475            1,031,223            3,113,438           2,526,021
   Salaries and wages                                        963,498              760,876            2,590,467           2,333,480
   Amortization of deferred acquisition costs                 85,529              125,670               29,007             205,305
   Amortization of goodwill                                   52,720                6,653              158,999              19,961
                                                 -----------------------------------------    -------------------------------------
             Total expenses                                4,351,705            3,970,550           12,815,620          10,402,569
                                                 -----------------------------------------    -------------------------------------
             Income before provision for income
                tax expense (benefit)                        842,374               64,789            2,481,023           1,149,510
Provision for income tax expense                             318,599              (35,711)             933,086             211,351
                                                 -----------------------------------------    -------------------------------------
             Net income                                      523,775              100,500            1,547,937             938,159
                                                 =========================================    =====================================
             Net income per share                               0.25                 0.05                 0.74                0.45
                                                 =========================================    =====================================
             Net income per share-
             assuming dilution                                  0.25                 0.05                 0.74                0.45
                                                 =========================================    =====================================
Pro forma information:
 Historical income before provisions for
  income tax expense                                               -               64,789                    -           1,149,510
 Proforma income tax (benefit) expense                             -              (12,180)                   -             226,442
 Pro forma net income                                              -               76,969                    -             923,068
 Pro forma net income per share (basic)                            -                 0.04                    -                0.44
 Pro forma net income per share (diluted)                          -                 0.04                    -                0.44
 Weighted average shares outstanding
  (basic)                                                          -            2,100,000                    -           2,100,000
 Weighted average shares outstanding
 (diluted)                                                         -            2,100,000                    -           2,100,000
Supplemental information:
 Weighted average shares outstanding
 subsequent to Initial Public Offering                             -            3,350,000                    -           3,350,000

    SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



                          21ST CENTURY HOLDING COMPANY
                  CONSOLIDATED AND COMBINED CASH FLOW STATEMENT
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (RESTATED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1998                    1997
                                                                                             (RESTATED)
                                                            -------------------------------------------
Cash flow from operating activities:
Net income                                                             $1,547,937             $938,159
                                                            ===========================================
Adjustments to reconcile net income to net cash flow used
  in operating activities:
     Amortization of investment premiums                                    6,418                4,659
     Depreciation and amortization                                         22,469               18,175
     Amortization of goodwill                                             158,998               19,961
     Deferred income tax expense                                         (315,849)            (213,648)
     Loss (gain) on sale of investment securities                        (372,237)              21,541
     Gain on sale of property and equipment                                     0              (19,041)
     Provision for credit losses                                                0                    0
     Changes in operating asets and liabilities:
       Finance contracts receivable                                    (2,811,397)                 (48)
       Prepaid reinsurance premiums                                      (668,714)          (3,800,210)
       Due from reinsurers                                               (547,363)            (121,010)
       Deferred acquisition costs                                         (98,422)            (181,065)
       Other assets                                                    (1,789,659)            (136,829)
       Unpaid loss and loss adjustment expenses                           847,141             (162,062)
       Unearned premiums                                                1,876,136            3,429,851
       Premium deposit                                                 (1,058,806)           1,101,641
       Revolving credit outstanding                                     1,872,014                    0
       Unearned commissions                                              (141,518)              59,752
       Accounts payable and accrued expenes                             1,392,779            1,859,652
       Drafts payable to insurance companies                              688,855                    0
                                                            -------------------------------------------
           Net cash flow provided by operating activities                 608,782            2,819,478
                                                            -------------------------------------------

Cash flow from investing activities:
     Proceeds from sale of investment securities available for sale    36,207,427            8,588,590
     Purchases of investment securities available for sale            (37,386,504)         (10,673,557)
     Cost of mortgage loan                                                      0             (155,000)
     Sale of mortgage loan                                                111,763              185,901
     Acquisition of Affiliates Previously Combined                        189,103             (191,357)
     Purchases of property and equipment                               (1,144,534)            (259,443)
     Proceeds from sale of property and equipment                               0              636,271
                                                            -------------------------------------------
           Net cash flow used in investing activities                  (2,022,745)          (1,868,595)
                                                            -------------------------------------------

Cash flows from financing activities
     Bank overdraft                                                         1,068              483,430
     Capital contribution                                                 394,470              185,500
     Distribution to shareholders                                               0             (477,812)
     Borrowing from bank                                                        0             (710,146)
     Repayment of indebtness                                             (183,626)              (1,500)
                                                            -------------------------------------------
           Net cash flow (used in) provided by financing activities       211,912             (520,528)
                                                            -------------------------------------------

           Net increase decrease in cash & cash equivalents            (1,202,051)             430,355

Cash & cash equivalents at beginning of year                            1,684,451            1,231,638
                                                            -------------------------------------------

Cash & cash equivalents at end of year                                   $482,400           $1,661,993
                                                            ===========================================

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                           $267,103                   $0
                                                            ===========================================
      Income taxes                                                       $202,620                   $0
                                                            ===========================================

Cash received during the year from:
      Income taxes                                                             $0                   $0
                                                            ===========================================

    SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated and combined financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These consolidated and combined financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated and combined financial statements of the Company for the year ended December 31, 1997 included in its Registration Statement on Form SB-2 (File No. 333-63623).

         The Company is a vertically integrated insurance holding company which, through its subsidiaries controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company's Federated National Insurance Company ("Federated National") subsidiary underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, auto title loans and other ancillary services to its customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BASIS OF ACCOUNTING

         In January 1997, the Company acquired all of the issued and outstanding capital stock of Assurance MGA, Federated Premium Finance, Inc. and Superior Adjusting, Inc., the Company's claims processing subsidiary, for cash consideration. Principal shareholders of the Company were also principal shareholders of Assurance MGA, Federated Premium Finance, Inc. and Superior Adjusting, Inc. The Company has accounted for the acquisitions at historical cost in a manner similar to that in pooling of interests accounting due to the entities being under the common control of the owners of 21st Century Holding Company. The cash paid to individuals of the control group for their shares in these entities was recorded as a distribution in the statement of changes in shareholders' equity. In addition, the Company purchased the assets of two independent agencies for cash consideration of $540,000. These transactions were accounted for by the purchase method of accounting, generating goodwill amounting to approximately $533,000.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of shares of common stock. The financial statements of these entities have been presented in the combined statements of the Company based on the common control of ownership interest. The minority interest relative to the ownership of the affiliated corporations, whose results are combined prior to their acquisition on January 1, 1998, was accounted for as a component of equity of the Company. This treatment was applied because the minority interest was in a deficit position due to distributions to shareholders in excess of basis and deemed uncollectible from the unaffiliated shareholders. The acquisition of the minority interest in the affiliated corporations was accounted for by the purchase method. The aggregate acquisition price was allocated to the portion of the net identifiable assets pertaining to the minority interest based on their fair value. The allocation of the acquisition price to the minority interest's net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1,035,000 and eliminated the minority interest deficit of approximately $113,000. The acquisition of the net retained deficit of the affiliated corporations which are presented on a combined basis and the elimination of their common stock resulted in the net credit to the equity of the Company of approximately $984,000. The issuance of $100,000 to individuals of the control group for their shares in these entities was recorded as a distribution in the statement of changes in shareholders' equity.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

(B) COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net income adjusted for the change in net unrealized holding gains (losses) on investments available for sale. The net change in net unrealized holding gains (losses) on investments available for sale was $(192,223) and $58,711 for three months ended September 30, 1998 and 1997, respectively; and $(504,887) and $89,672 for the nine months ended September 30, 1998 and 1997, respectively. Total comprehensive income was $331,552 and $159,211 for the three months ended September 30, 1998 and 1997, respectively; and $1,043,050 and $1,027,831 for the nine months ended September 30, 1998 and 1997, respectively. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the consolidated and combined balance sheets.

(C) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosures about segments of an enterprise and related information." SFAS 131 is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments, based on how the enterprise defines such segments. The Company will report operating segment information, to the extent such segments are defined, beginning with the year ended December 31, 1998.

(D) NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

(D) NET INCOME PER SHARE (CONTINUED)

         A reconciliation of the numerators and denominators of the "income per share" and "income per share-assuming dilution" computations for income before cumulative effect of change in accounting method are presented below:

                                                                      INCOME           SHARE        PER-SHARE
                                                                    (NUMERATOR)    (DENOMINATOR)     AMOUNT
For the three months ended September 30, 1998:

  Income per share                                                      $523,775        2,100,000        $0.25
                                                                  --------------------------------------------
  Income per share assuming dilution                                    $523,775        2,100,000        $0.25
                                                                  ============================================
For the three months ended September 30, 1997 (RESTATED):

  Income per share                                                      $100,500        2,100,000        $0.05
                                                                  ---------------------------------------------
  Income per share assuming dilution                                    $100,500        2,100,000        $0.05
                                                                  ============================================

For the nine months ended September 30, 1998:

  Income per share                                                    $1,547,937        2,100,000        $0.74
                                                                  ---------------------------------------------
  Income per share assuming dilution                                  $1,547,937        2,100,000        $0.74
                                                                  ============================================

For the nine months ended September 30, 1997 (RESTATED):

  Income per share                                                      $938,159        2,100,000        $0.45
                                                                  ---------------------------------------------
  Income per share assuming dilution                                    $938,159        2,100,000        $0.45
                                                                  ============================================

         The weighted average shares outstanding gives effect to a 1.8-for-one, 1.2-for-one and 926.33-for-one stock splits effected in November 1996, January 1997 and September 1998, respectively; and gives effect to the consolidation of the Company effected in January 1997 and January 1998 and February 1998. The Company's Common Stock par value of $.01 per share remained unchanged. All historical share and per share amounts have been restated to retroactively reflect the stock splits.

         The Company issued 1,250,000 shares in connection with its initial public offering consummated in November 1998. As such, weighted average shares outstanding subsequent to the offering would amount to 3,250,000.

(E) PRO FORMA NET INCOME

         Pro forma net income represents the results of operations for the three months ended September 30, 1997 and for the nine months ended September 30, 1997, adjusted to reflect a provision for income tax on historical income before income taxes which gives effect to the change in the affiliated corporations' income tax status to C corporations.

(F) RESTATEMENT

         The Company's financial statements as of December 31, 1997 and for the three months and nine months ended September 30, 1997 have been restated to reflect the effect of recording unearned ceding commissions for ceded premiums. Previously, the Company had earned the ceding commissions on a written basis. The Company's ceding commissions are now amortized over the life of the related policy. The effect of the restatement is as follows:

                                    DECEMBER 31, 1997
                                    -----------------
                                       AS
                                   PREVIOUSLY
                                    REPORTED   RESTATED
                                   ----------  --------
BALANCE SHEETS:

     Deferred acquisition costs    $761,472     160,934

     Deferred income taxes          518,322     744,030

     Retained earnings             $661,787     286,957


                                       THREE MONTHS        NINE MONTHS
                                           ENDED              ENDED
                                    SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                    ------------------   ------------------
                                       AS                    AS
                                    PREVIOUSLY            PREVIOUSLY
STATEMENTS OF INCOME:                REPORTED   RESTATED   REPORTED   RESTATED
                                    ----------  --------  ----------  --------

     Amortization of deferred
      acquisition costs             $ (97,669)  125,670    297,135    205,305

     Provision for income
      taxes                            48,265   (35,711)   176,823    211,351

     Net income                       239,863   100,500    880,857    938,159

     Net income per share           $    0.16      0.05       0.42       0.45

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(3) INVESTMENTS

(A) FIXED MATURITIES AND EQUITY SECURITIES

         A summary of the amortized cost, estimated fair value, gross unrealized gains and gross unrealized losses of fixed maturities and equity securities at September 30, 1998 and December 31, 1997 is as follows:

                                               Amortized Cost   Gross Unrealized  Gross  Unrealized   Estimated Fair Value
                                                                     Gains            Losses
SEPTEMBER 30, 1998
Fixed Maturities:
US Treasury securities & obligations           $   508,574      $       1,191                         $             509,765
Mortgage backed securities                         426,539                                 3,947                    422,592
Obligations of states and political             12,070,773            183,302             13,489                 12,240,586
Corporate Securities                             2,260,637             20,189             43,324                  2,237,502
                                               --------------   ----------------  -----------------   ---------------------
TOTAL FIXED MATURITIES                         $15,266,523      $     204,682     $       60,760      $          15,410,445
                                               ==============   ================  =================   =====================

EQUITY SECURITIES:
Preferred Stocks                               $    76,750      $           0     $        4,250      $              72,500
Common Stocks                                    1,658,224                  0            572,671                  1,085,553
                                               --------------   ----------------   -----------------   ---------------------
TOTAL EQUITY SECURITIES                        $ 1,734,974      $           0     $      576,921      $           1,158,053
                                               ==============   ================  =================   =====================
DECEMBER 31, 1997
Fixed Maturities:
US Treasury securities & obligations           $ 7,291,936      $      105,335     $        3,135      $           7,394,136
Mortgage backed securities                         519,439                   0              3,473                    515,966
Obligations of states and political              4,422,736             109,601                  0                  4,532,337
Corporate Securities                               804,420              21,029                604                    824,845
                                               --------------   ----------------   -----------------   ---------------------
TOTAL FIXED MATURITIES                         $13,038,531      $      235,965     $        7,212      $          13,267,284
                                               ==============   ================   =================   =====================

EQUITY SECURITIES:
Preferred Stocks                               $ 1,089,268      $       10,613     $        2,749      $           1,097,132
Common Stocks                                    1,159,826               3,706             52,070                  1,111,462
                                               --------------   ----------------   -----------------   ---------------------
TOTAL EQUITY SECURITIES                        $ 2,249,094      $       14,319     $       54,819      $           2,208,594
                                               ==============   ================   =================   =====================


                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(A) FIXED MATURITIES AND EQUITY SECURITIES (CONTINUED)

         A summary of fixed maturities available for sale at September 30, 1998 and December 31, 1997 are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 SEPTEMBER 30, 1998                 DECEMBER 31, 1997

                                             AMORTIZED COST  ESTIMATED FAIR    AMORTIZED COST    ESTIMATED FAIR
                                                                  VALUE                               VALUE
                                            -----------------------------------------------------------------
Due in one year or less                                  $0                $0        $275,850       $275,358
Due after one year through
  five years                                        400,449           428,088       2,200,570      2,229,280
Due after five years through
 ten years                                        3,099,100         3,132,595       5,491,936      5,592,622
Due after ten years                              11,766,974        11,849,762       5,070,175      5,170,024
                                            -----------------------------------------------------------------
Total                                           $15,266,523       $15,410,445     $13,038,531    $13,267,284
                                            =================================================================


         A summary of the sources of net investment income follows:

                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                            1998              1997             1998            1997
Fixed maturities                          $226,223          $218,262        $665,683        $608,914
Equity securities                           18,767            34,927          67,428          65,525
Cash and cash equivalents                   17,861            17,151          37,237          40,739
Other                                        2,029             5,348             179          13,027
                                    ----------------------------------------------------------------
Total Investment Income                    264,880           275,688         770,527         728,205
Less investment expenses                         0                 0               0               0
                                    ----------------------------------------------------------------
  NET INVESTMENT INCOME                   $264,880          $275,688        $770,527        $728,205
                                    ================================================================

         Proceeds from sales of fixed maturities and equity securities for the nine months ended September 30, 1998 and 1997 were $36,207,427 and $8,588,590 respectively.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(3) INVESTMENTS (CONTINUED)

         A summary of realized gains (losses) and increases (decreases) in net unrealized gains (losses) follows:

                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                        1998            1997                 1998            1997
REALIZED GAINS (LOSSES)
Fixed maturities                      $  4,561          $ 46,912            $229,124        ($2,276)
Equity securities                      (21,865)          (34,792)            143,113        (31,999)
Other                                        0                 0                   0         12,734
Cash and Cash equivalents                    0                 0                   0              0
                                    ---------------------------------------------------------------
  TOTAL                               ($17,304)         $ 12,120            $372,237       ($21,541)
                                    ===============================================================

Change in net unrealized
gains(losses)
Fixed maturities                       $172,161         $ 58,129            ($22,742)      $ 71,013
Equity securitie                       (315,611)          45,979            (354,040)        64,853
                                    ---------------------------------------------------------------
  TOTAL                               ($143,450)        $104,108           ($376,782)      $135,866
                                    ===============================================================


(4) REINSURANCE

         The Company reinsures (cedes) a portion of its written premiums on a quota-share basis to nonaffiliated insurance companies in order to limit its loss exposure. The Company also maintains coverages to limit losses from large exposures, which the Company believes are adequate for its current volume. To the extent that reinsuring companies are unable to meet their obligations assumed under the reinsurance agreements, the Company remains primarily liable to its policyholders.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(4) REINSURANCE (CONTINUED)

         The impact of reinsurance on the financial statements is as follows:


                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                           1998              1997            1998           1997
PREMIUMS WRITTEN:
     Direct                           $ 4,452,847        $ 3,522,501    $ 16,622,184     $12,364,505
     Ceded                             (1,367,888)        (1,027,609)     (5,140,635)     (3,067,230)
                                    -----------------------------------------------------------------
NET PREMIUMS WRITTEN                  $ 3,084,959        $ 2,494,892     $11,481,549      $9,297,275
                                    =================================================================

PREMIUM EARNED:
     Direct                           $ 5,177,105        $ 3,993,782     $14,746,047     $11,988,833
     Ceded                             (1,580,678)        (1,173,197)     (4,471,919)     (4,189,936)
                                    -----------------------------------------------------------------
NET PREMIUMS EARNED                   $ 3,596,427        $ 2,820,585     $10,274,128      $7,798,897
                                    =================================================================

LOSSES AND LOSS ADJUSTMENT
   EXPENSES INCURRED:
     Direct                           $ 3,232,764        $ 2,879,410     $ 9,761,505      $8,156,847
     Ceded                               (990,281)          (833,282)     (2,837,796)     (2,839,045)
                                    -----------------------------------------------------------------
NET LOSS/LAE INCURRED                 $ 2,242,483        $ 2,046,128     $ 6,923,709      $5,317,802
                                    =================================================================

                                         AS OF             AS OF
                                      SEPTEMBER 30      DECEMBER 31

UNPAID LOSSES AND LAE                     1998              1997
                                    ----------------------------------
     Direct                           $ 7,573,603        $6,726,462
     Ceded                             (2,252,393)       (2,090,998)
                                    ----------------------------------
NET UNPAID LOSS/LAE                   $ 5,321,210        $4,635,464
                                    ==================================

UNEARNED PREMIUMS

     Direct                           $ 9,375,878        $7,499,742
     Ceded                             (2,886,378)       (2,217,664)
                                    ----------------------------------
NET UNEARNED PREMIUMS                 $ 6,489,500        $5,282,078
                                    ==================================


                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(4) REINSURANCE (CONTINUED)

         The Company received approximately $374,000 and $277,000 in commissions on premiums ceded during the three months ended September 30, 1998 and 1997, respectively; and approximately $1.4 million and $825,000 in commissions on premiums ceded during the nine months ended September 30, 1998 and 1997, respectively. Had all of the Company's reinsurance agreements been canceled at September 30, 1998, the Company would have returned a total of approximately $631,000 in contingent reinsurance commissions and 722,000 in unearned ceded commissions to its reinsurers; in turn, its reinsurers would have returned approximately $2.9 million in unearned premiums to the Company.

         At September 30, 1998 and December 31, 1997, the Company had an unsecured aggregate recoverable for losses paid, unpaid losses and loss adjustment expenses including IBNR and unearned premiums with the following companies:



                                                      SEPTEMBER 30, 1998    DECEMBER 31, 1997
TRANSATLANTIC REINSURANCE COMPANY
   (A++A.M.BEST RATED):
  Unearned Premiums                                           $2,540,830        $2,119,819
  Reinsurance recoverable on loss payments                       594,734           717,569
  Unpaid losses & LAE liability                                2,199,123         2,090,998
                                                       ------------------------------------
                                                              $5,334,687        $4,928,386
                                                       ====================================
Other:
Unearned premium                                                 345,548            97,845
                                                       ------------------------------------
                                                              $5,680,235        $5,026,231
                                                       ====================================

AMOUNTS DUE FROM REINSURER CONSISTED OF
AMOUNTS RELATED TO:
    Unpaid losses & loss adjustment expense                   $2,252,393        $2,090,998
    Paid losses & loss adjustment expense                        621,821           717,569
    Reinsurance payable                                         (671,714)       (1,114,520)
    Contingent ceded payable                                    (630,625)         (669,535)
                                                       -----------------------------------
                                                              $1,571,875        $1,024,512
                                                       ====================================


                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(5) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.


                                              SEPTEMBER 30, 1998        DECEMBER 31, 1997
Balance at January 1                            $6,726,462                   $6,233,962
Less Reinsurance recoverable                    (2,090,998)                  (1,701,685)
                                            -------------------------------------------
  Net balance at January 1                      $4,635,464                   $4,532,277
                                            ===========================================
Incurred related to:
Current year                                    $6,981,484                   $7,612,167
Prior year                                         (57,775)                    (198,016)
                                            -------------------------------------------
  Total Incurred                                $6,923,709                   $7,414,151
                                            ===========================================

Paid related to:
Current year                                    $3,883,710                   $4,458,527
Prior year                                       2,354,252                    2,852,437
                                            -------------------------------------------
  Total Paid                                    $6,237,962                   $7,310,964
                                            ===========================================

Net balance at period ending                    $5,321,211                   $4,635,464
Plus reinsurance recoverables                    2,252,392                    2,090,998
                                            -------------------------------------------
  Balance at period ending                      $7,573,603                   $6,726,462
                                            ===========================================

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

(6) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $4 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement loan is

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(6) REVOLVING CREDIT OUTSTANDING (CONTINUED)

the prime rate plus 1.75 percent which amounted to 10.25 percent at September 30, 1998 and December 31, 1997. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's assigned finance contracts receivables. The Revolving Agreement expires on September 30, 2000. Outstanding borrowings under the Revolving Agreement as of September 30, 1998 and December 31, 1997 were $3,465,766 and $1,593,752, respectively, and interest expense for the three months ended September 30, 1998 and 1997 totaled $88,098 and $0, respectively; and for the nine months ended September 30, 1998 and 1997 totaled $214,211 and $0, respectively. At September 30, 1998, the Company was in compliance with all covenants under the Revolving Agreement.

(7) COMMITMENTS AND CONTINGENCIES

         In October 1996, the Company purchased land in Plantation, Florida to construct facilities to accommodate executive offices and administration. In August 1998, the facility was completed and the Company consolidated its executive offices and administrative operations in the facility during the fourth quarter 1998, which consists of approximately 14,000 square feet of space. The cost of the project is estimated at $1.5 million and approximately $223,000 has been paid as of December 31, 1997 and approximately $1,294,412 has been paid as of September 30, 1998.

(8) RELATED PARTY TRANSACTIONS

         In October 1997, the Company sold an office property to a group of officers and shareholders. The sale price of the property was $255,000 which generated a profit of approximately $13,000. In connection with the sale, the Company provided seller-financing in an amount of $200,000. The note bears interest at 8.00 percent per annum with monthly payments of principal and interest. The note matures on October 31, 2002. The outstanding principal balance of the note at September 30, 1998 and December 31, 1997 was $171,949 and $197,278, respectively.

         The Company also leases a second insurance agency location from principal shareholders at a rental of $3,500 per month pursuant to a lease expiring in May 2001. Prior to the Company's consolidation of its executive offices and administrative operations, the Company leased two locations at a rental of $9,150 per month from principle shareholders.

         The Company believes these arrangements are on terms at least as favorable as those the Company could secure from a nonaffiliated third party.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(9) SUBSEQUENT EVENTS

         The Company's Board of Directors now has the authority to issue 1,000,000 shares of preferred stock with any terms as the Board may deem advisable.

         In connection with the initial public offering consummated on November 10, 1998, the Company issued 1,250,000 shares of common stock at $7.50 per share, generating $9,375,000 in gross proceeds before deducting the underwriting discount, the non-accountable expense allowance and other estimated offering expenses payable by the Company.

         During the third quarter of 1998, the Board of Directors of the Company established and approved the 1998 Stock Option Plan (the "Plan") for its directors, officers and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. The Plan authorizes the issuance of options to purchase up to an aggregate of 350,000 shares of common stock with vesting periods of up to four years and maximum option terms of ten years. During the fourth quarter, options to purchase approximately 296,600 shares of common stock were granted to individuals defined by the Plan.

         Effective November 18, 1998 the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. In addition, the Company is aware of the pro forma information regarding net income and earnings per share required by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and will include appropriate disclosure in the financial statements for the year ended December 31, 1998.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; the limit on the Company's ability to expand due to a consent order entered into with the Florida Department of Insurance reinsurance; dependence on investment income; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel and other risks discussed elsewhere in this Report and in the Company's other filing with the Securities and Exchange Commission.

OVERVIEW

         The Company, through its subsidiaries, is engaged in the insurance underwriting, distribution and claims business. Federated National Insurance Company ("Federated National"), the Company's insurance subsidiary, generates revenues from the collection and investment of premiums. The Company's agency operations generate income from policy fees, commissions, premium financing referral fees, auto tag agency fees and the marketing of ancillary services. Federated Premium Finance, Inc. ("Federated Premium") generates revenue from premium financing provided to Company and third party insureds. Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of third parties' insurance products through the Company's distribution network.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies which market their products through agents, as well as companies which sell insurance directly to customers.

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies which underwrite personal automobile insurance.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         GROSS PREMIUMS WRITTEN. Gross premiums written increased 28.6% to $4.5 million for the three month period ended September 30, 1998 from $3.5 million for the same period in 1997. The increase was mainly due to an increase in premium volume by our Company-owned agencies of approximately $726,000 or 65.8% from the same period in 1997. The remaining increase was due to the increase the number of independent agents generating premiums for the Company.

         NET PREMIUMS WRITTEN. Net premiums written increased 24.0% to $3.1 million for the three month period ended September 30, 1998 from $2.5 million for the same period in 1997. The difference in growth rates for gross and net premiums written reflects the impact of reinsurance, as $1.4 million or 31.1% of premiums written were ceded to a reinsurer for the three month period ended September 30, 1998 compared to $1.0 million or 28.5% for the same period in 1997.

         NET PREMIUMS EARNED. Net premiums earned increased 28.6% to $3.6 million for the three month period ended September 30, 1998 from $2.8 million for the same period in 1997.

         COMMISSION INCOME. Commission income decreased 11.1% to $512,000 for the three month period ended September 30, 1998 from $575,000 for the same period in 1997. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The decrease is attributable to the fact that during 1997, premium financing was placed almost exclusively with third party companies for which commissions were received, as compared to 1998, where premium financing was placed substantially with Federated Premium for which no commissions are paid.

         FINANCE REVENUES. Finance revenues increased to $452,000 for the three month period ended September 30, 1998 from approximately $66,000 for the same period in 1997. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium. In order to terminate a premium finance lending arrangement which was not favorable to the Company's overall growth strategy, Federated Premium ceased all new premium financing with its customers in July 1996 and subsequently terminated the premium finance lending arrangement with its lender in early 1997. In September 1997, a new premium finance lending arrangement was established and the Company recommenced its premium financing activities.

         INVESTMENT INCOME. Investment income consists of net investment income and net realized gains (losses). Investment income decreased 13.9% to $248,000 for the three month period ended September 30, 1998 from $288,000 for the same period in 1997. The Company experienced realized losses of ($17,000) for the three month period ended September 30, 1998 compared to realized gains of $12,000 for the same period in 1997.

         OTHER INCOME. Other income increased 35.4% to $386,000 for the three month period ended September 30, 1998 from $285,000 for the same period in 1997. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, and revenue on auto tag products.

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for the three month period ended September 30, 1998 was 62.4% compared with 72.5% for the same period in 1997. Losses and LAE incurred increased 10.0% to $2.2 million for the three month period ended September 30, 1998 from $2.0 million for the same period in 1997 as compared to net premiums earned which increased by 28.6% to $3.6 million for the three month period ended September 30, 1998 from $2.8 million for the same period in 1997. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses remained relatively constant at approximately $1.0 million for the three month period ended September 30, 1998 and 1997.

         SALARIES AND WAGES. Salaries and wages increased 26.5% to $963,000 for the three months ended September 30, 1998 from $761,000 for the same period in 1997.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased to $86,000 for the three month period ended September 30, 1998 from $126,000 for the same period in 1997. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is partly due to an increase in the ceding commission rate provided by the reinsurer.

         INCOME TAX EXPENSE. The Company's estimated effective income tax rate was 37.8% amounting to $319,000 for the three months ended September 30, 1998 compared with an income tax benefit of $36,000 for the same period in 1997. This increase is primarily the result of the January and February 1998 acquisitions by the Company of certain insurance agencies and other affiliated companies whose financial results were reported in the combined financial statements which prior to their acquisition were S Corporations for Federal income tax purposes. The S corporations were not taxed at the corporate level.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         GROSS PREMIUMS WRITTEN. Gross premiums written increased 33.9% to $16.6 million for the nine month period ended September 30, 1998 from $12.4 million for the same period in 1997. The increase in gross premiums written is primarily attributable to an increase in the number of independent agents working with the Company from 1997 to 1998. Marketing efforts also contributed to the increase in the amount of premiums written through independent agents to approximately 31.1% to $11.8 million for the nine month period ended September 30, 1998 from $9.0 million for the same period in 1997. The increase in gross premiums written was also attributable to an increase in premiums written by Company-owned agencies of approximately 42.4% to $4.7 million in 1998 from $3.3 million in 1997.

         Net Premiums Written. Net premiums written increased 23.7% to $11.5 million for the nine month period ended September 30, 1998 from $9.3 million for the same period in 1997. The difference in growth rates for gross and net premiums written reflects the impact of reinsurance, as $5.1 million or 30.7% of premiums written were ceded to a reinsurer for the nine month period ended September 30, 1998, compared to $3.1 million or 25.0% for the same period in 1997. Net premiums written grew at a faster rate than gross premiums written as a result of the April 1997 modification of a reinsurance agreement wherein the percentage of future premiums written ceded was reduced to 30.0% from 50.0%. This modification resulted in $1.3 million of gross premiums previously ceded being refunded to the Company from the reinsurer. The refund represented the 20% reduction in the ceding rate of the unearned portion of existing policy terms. There was no effect on the net premiums earned or loss and loss adjustment expense incurred as a result of the modification.

        Net Premiums Earned. Net premiums earned increased 32.1% to $10.3 million for the nine month period ended September 30, 1998 from $7.8 million for the same period in 1997.

        Commission Income. Commission income decreased 28.6% to $1.5 million for the nine month period ended September 30, 1998 from $2.1 million for the same period in 1997. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The decrease is partially attributable to a $300,000 decrease in commissions earned on business placed with third party insurers. The remainder of the decrease is attributable to the fact that during 1997, premium financing was placed almost exclusively with third party companies for which commissions were received, as compared to 1998, where premium financing was placed substantially with Federated Premium for which no commissions are paid.

        Finance Revenues. Finance revenues increased to $1,168,000 for the nine month period ended September 30, 1998 from approximately $88,000 for the same period in 1997. In order to terminate a premium finance lending arrangement which was not favorable to the Company's overall growth strategy, Federated Premium ceased all new premium financing with its customers in July 1996 and subsequently terminated the premium finance lending arrangement with its lender in early 1997. In September 1997, a new premium finance lending arrangement was established and the Company recommenced its premium financing activities.

        Investment Income. Investment income consists of net investment income and net realized gains (losses). Investment income increased 61.7% to $1,143,000 for the nine month period ended September 30, 1998 from $707,000 for the same period in 1997. The Company experienced realized gains of $372,000 for the nine month period ended September 30, 1998 compared to realized losses of ($22,000) for the same period in 1997.

        Other Income. Other income increased 49.6% to $1,221,000 for the nine month period ended September 30, 1998 from $816,000 for the same period in 1997. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, and revenue on auto tag products. Policy fee income increased 38.9% to $785,000 from $ 565,000 in 1997. In addition, auto tag income increased 240.0% to $357,000 from $105,000 in 1997.

        Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the nine month period ended September 30, 1998 was 67.4% compared with 68.2% for the same period in 1997. Losses and LAE incurred increased 30.2% to $6.9 million for the nine month period ended September 30, 1998 from $5.3 million for the same period in 1997 as compared to net premiums earned which increased by 32.1% to $10.3 million for the nine month period ended September 30, 1998 from $7.8 million for the same period in 1997. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency.

        Operating and Underwriting Expenses. Operating and underwriting expenses increased 24.0% to $3.1 million for the nine month period ended September 30,

1998 from $2.5 million for the same period in 1997. This increase is primarily attributable to the increase in costs associated with supporting the growth of the Company's operations. This increase is also due to the increase in interest expense of $267,000 for the nine month period ended September 30, 1998. This increase is attributable to the initiation of the premium finance funding arrangement between Federated Premium and a lender in September 1997.

         Salaries and Wages. Salaries and wages increased 13.0% to $2.6 million for the nine months ended September 30, 1998 from $2.3 million for the same period in 1997.

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased to $29,000 for the nine month period ended September 30, 1998 from $205,305 for the same period in 1997. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease in the amortization of deferred policy acquisition costs is attributable to the increase in commissions from reinsurance ceded and is also the result of the modification of the reinsurance agreement in April 1997. Also, contributing to the decrease was a settlement with the reinsurer on the ceding commissions for the 1995 and 1996 underwriting years, resulting in additional ceding commissions of $223,000.

        Income Tax Expense. The Company's estimated effective income tax rate was 37.6% for the nine months ended September 30, 1998 compared with an estimated effective income tax rate of 18.4% for the same period in 1997. This increase is primarily the result of the January and February 1998 acquisitions by the Company of certain insurance agencies and other affiliated companies whose financial results, were reported in the combined financial statements which prior to their acquisition were S Corporations for Federal income tax purposes. The S corporations were not taxed at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income, borrowings under credit facilities and the net proceeds of its initial public offering, consummated in November 1998. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         In September 1997, Federated Premium entered into the Credit Facility, as amended, which is used to fund its operations. Each advance is subject to availability under a borrowing base calculation based upon a percentage of eligible accounts receivable, with maximum advances outstanding not to exceed the maximum credit commitment of $4.0 million. The outstanding balance of the Credit Facility as of September 30, 1998 was $3,465,766. The annual interest rate on borrowings under the Credit Facility is the prime rate plus 1.75%. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of Federated Premium's finance contracts receivable. Federated Premium was in compliance with all covenants under the Credit Facility as of September 30, 1998. The Credit Facility expires on September 30, 2000.

         The Company is also party to a $400,000 line of credit which expires on December 30, 1998. The line of credit has an annual interest rate at 1.25% over the lender's variable base rate. The line was fully utilized and outstanding at September 30, 1998. These funds were used for a November 1997 acquisition of an unaffiliated agency. This line of credit was repaid in full with a portion of the proceeds of the Company's November 1998 initial public offering.

         For the 9-month period ended September 30, 1998, operations generated operating cash flow of $609,000, and operating cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

         In November 1998, the Company consummated an initial public offering of 1,250,000 shares of Common Stock at $7.50 per share, generating $9.375 million in gross proceeds before deducting the underwriting discounts, the non-accountable expense allowance and other estimated offering expenses payable by the Company.

         The Company believes that its current capital resources, will be sufficient to support current operations and expected growth through at least the year 2000.

         In October 1996, Federated National purchased land in Plantation, Florida to construct a headquarters building. In August 1998, the building was completed and the Company consolidated its executive offices and administrative operations in the building during the fourth quarter 1998, which consists of approximately 14,000 square feet. The cost of the project was approximately $1.5 million of which approximately $1,294,412 has been paid as of September 30, 1998.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10.0% of its liabilities or the 1997 statutory minimum capital and surplus requirement of $2.1 million as defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

         The maximum amount of dividends which can be paid by Florida insurance companies without prior approval of the Florida Insurance Commissioner is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 1998 by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding December 31, and amounted to $0 at December 31, 1997.

         The Company is party to a consent order with the Florida Department of Insurance which limits the amount of premiums it can underwrite in 1998 and 1999.

         The Company is required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of September 30, 1998, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $4,112,265 as of December 31, 1997 and $4,514,071 as of September 30, 1998. Statutory net income was $493,089 for the year ended December 31, 1997 and $1,006,964 for the nine months ended September 30, 1998.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated and combined financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

         Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate rates, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the

Company's investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

YEAR 2000 MATTERS

         In 1996, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of December 31, 1997, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1997 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1998, the Company will continue to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. Contingency plans are being developed in the event that any significant suppliers, customers or internal systems are not compliant. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

(a)  Use of Proceeds

         On November 5, 1998, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-63623). The offering of the securities (the "IPO") registered pursuant to the Registration Statement also commenced on November 5, 1998. The IPO terminated after the sale of 1,250,000 shares of the Company's Common Stock for $7.50 per share. The managing underwriter for the IPO was Gilford Securities Incorporated.

         The Company incurred expenses of $1.5 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $7.9 million and are being used for a contribution to Federated National's capital, a repayment of the Credit Facility, to finance acquisitions and the remainder for working capital and general corporate purposes. None of the payments from the use of proceeds were made to officers, directors or persons owning more than 10% of any class of securities of the Company.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    Financial Data Schedule: Ex. 27

(b)      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         21ST CENTURY HOLDING COMPANY

DATE: DECEMBER 21, 1998                  By: /s/ Edward J. Lawson
                                             ---------------------------------

                                             Title: President

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

27               Financial Data Schedule