Form 10KSB40
period 1998-12-31
21ST CENTURY HOLDING CO
filed 1999-03-31
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934
(Fee Required)

For the fiscal year ended       DECEMBER 31, 1998

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
(No Fee Required)

For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21ST CENTURY HOLDING COMPANY
        (Exact name of small business issuer as specified in its Charter)

                      FL                                    65-0248866
         -------------------------------                -----------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No)

         4161 N.W. 5TH STREET  PLANTATION, FLORIDA              33317
         -------------------------------------------------------------
         (Address of Principal executive offices)            (Zip Code

Registrant's telephone number, including area code        (954) 581-9993

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 100KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $20,668,467

The aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates on March 29, 1999, based on the last sale price of the Common Stock as reported by the Nasdaq National Market was: $7,709,873

As of March 29, 1999 there were 3,390,000 the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           FORWARD-LOOKING STATEMENTS

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; the limit on the Company's ability to expand due to a consent order entered into with the Florida Department of Insurance reinsurance; dependence on investment income; the adequacy of its liability for LAE regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission ("the Commission"). See "Glossary of Selected Terms" at the end of Item 1 for definitions of insurance terms used in this Report.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies which it represents through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National's insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and offers auto title loans and other ancillary services through its wholly-owned subsidiary, Florida State Discount Auto Title Loans, Inc. ("Florida Auto Title").

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 34 Company-owned agencies and approximately 300 active independent agents. The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the insurance underwriting, distribution and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system, which links the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enable the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site. The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, and that they will enhance the Company's ability to expand to other regions in Florida and to other states.

         The Company's primary product is nonstandard personal automobile insurance, which is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. Underwriting standards for preferred or standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. These factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Based on information provided by A.M. Best, a leading rating agency for the insurance industry, from 1993 to 1997, the nonstandard personal automobile insurance market in the United States grew from approximately $14.2 billion to approximately $22.0 billion of annual premium volume and from approximately 15.1% to approximately 19.2% of the total personal automobile insurance market. Also, according to A.M. Best, from 1993 to 1997 annual premium volume in the nonstandard personal automobile insurance market in Florida grew from approximately $1.5 billion to approximately $2.6 billion and from approximately 27.8% to approximately 35.6% of the total personal automobile insurance market in Florida.

BACKGROUND

         Operations currently conducted by the Company commenced in November 1983 when Edward J. Lawson and Michele V. Lawson, the Company's co-founders, opened an independent insurance agency in South Florida to sell private passenger automobile insurance. Through internal growth and acquisitions, the number of Company-owned agencies expanded to 15, located principally in South Florida. In September 1987, Mr. and Mrs. Lawson organized Federated Premium to offer premium financing services. The Company was incorporated in the State of Florida in March 1991 for the purpose of functioning as a holding company for Federated National, which commenced underwriting operation in 1992.

In January 1997, the Company acquired all of the outstanding capital stock of Assurance MGA, Federated Premium and Superior, and in January and February 1998, the Company acquired all other insurance agencies and other affiliated companies not previously owned by the holding company. Unless the context requires otherwise, all references herein to the "Company" refer to 21st Century Holding Company and its subsidiaries and their respective businesses as presently conducted and as historically conducted prior to such reorganization.

         The Company's executive offices are located at 4161 N.W. 5th Street, Plantation, Florida and its telephone number is (954) 581-9993.

RECENT DEVELOPMENTS

         In November 1998, the Company consummated an initial public offering (the "IPO") of 1,250,000 shares of its Common Stock at a price of $7.50 per share. Proceeds from the IPO, which were approximately $7.9 million net of underwriting costs and expenses of the offering, have been and are being used for contributions to Federated National's capital, repayment of debt under the Company's credit facility (the "Credit Facility"), the financing of acquisitions and working capital and other general corporate purposes.

         In December 1998 and January 1999, the Company, in two separate transactions acquired a total of 20 independent insurance agencies located in South and Central Florida one of which was subsequently consolidated with an existing agency. As a result of such acquisitions, the Company also expanded its ancillary services to include check cashing and tax preparation.

         In February 1999, the Company launched FedFirst, a program for marketing insurance directly to Florida consumers through a television, radio and billboard advertising campaign and an Internet web site.

BUSINESS STRATEGY

The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration and

/bullet/ selectively expanding the Company's product offerings by underwriting additional insurance products and programs such as standard automobile insurance, which the Company commenced offering in August 1998, commercial vehicle insurance and homeowners' insurance, and marketing these products and programs through its distribution network;

/bullet/ further penetrating the Florida market by acquiring additional insurance agencies, such as the 20 agencies the Company acquired in December 1998 and January 1999 and establishing relationships with additional independent agents in order to expand the Company's distribution network to and market its products and services in other regions of Florida;

/bullet/ expanding direct marketing of insurance products to customers through mailings, media advertising and the Internet;

/bullet/ maintaining a commitment to provide quality service to its agents and insureds by emphasizing customer service;

/bullet/ encouraging agents to place a high volume of quality business with the Company by providing them with attractive commission structures tied to premium levels and loss ratios;

/bullet/ identifying and reviewing opportunities to acquire additional insurers;
         and

/bullet/ employing the business practices developed and used in Florida to ultimately expand to other selected states.

INSURANCE OPERATIONS

         Underwriting

         GENERAL. The Company underwrites its nonstandard and standard personal automobile insurance and mobile home property and casualty insurance through Federated National. Federated National is licensed to conduct business only in Florida.

         In connection with the Company obtaining approval from the Florida Department of Insurance to underwrite mobile home insurance, the Company entered into a Consent Order with the Florida Department of Insurance (the "Consent Order"), which limits the amount of premiums it may underwrite. Consent orders, are normally entered into by an insurance company with the Florida Department of Insurance when an insurance company desires to underwrite a new product. In 1998, Federated National was only permitted to underwrite $21.0 million in gross premiums written and $14.0 million in total net premiums written. In 1999, this limit increases to $24.0 million and $15.0 million, respectively. Federated National is also required to maintain a minimum capital surplus to support its underwriting program. In 1998 and 1999, Federated National is also required to have capital surplus of $4.7 million and $5.9 million, respectively. The premium limits and capital surplus requirements impact Federated National's potential growth. Federated National's ability to exceed these requirements will be subject to the prior approval of the Florida Department of Insurance. The Florida Department of Insurance has indicated in writing its willingness to modify the Consent Order and increase Federated National's underwriting authority. At December 31, 1998, Federated National's capital surplus was $7.3 million. Accordingly, the Company believes it will be able to substantially increase the amount of premiums Federated Nationalmay underwrite. Accordingly, the Company is currently negotiating with the Florida Department of Insurance. However, there can be no assurance that the Company will obtain the approval of the Florida Department of Insurance to exceed the underwriting limitations or that it will not be subject to other regulatory limits on the amount of premiums it can underwrite.

         The following tables set forth the amount and percentages of Federated National's gross premiums written and premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                                          YEARS ENDED DECEMBER 31
                                                                   1998                             1997
                                                       PREMIUM           PERCENT            PREMIUM      PERCENT
                                                       -------           -------            -------      -------
                                                                           (DOLLARS IN THOUSANDS)
Written:
  Nonstandard Automobile........................        $19,062            89.9%             $17,332       98.1%
  Mobile Home...................................          2,133            10.1                  343        1.9
                                                        -------           -----              -------      -----
   Total Written................................         21,195           100.0%              17,675      100.0%
Ceded:
  Nonstandard Automobile........................         (5,698)           85.3%              (4,536)      97.4%
  Mobile Home...................................           (930)           14.7                 (123)       2.6
                                                        -------           -----              -------      -----
   Total Ceded..................................         (6,628)          100.0%              (4,659)     100.0%
Net:
  Nonstandard Automobile........................         13,364             92.1%             12,796       98.3%
  Mobile Home...................................          1,203             7.9                 220         1.7
                                                        -------           -----              -------      -----
   Total Net....................................        $14,567           100.0%             $13,016      100.0%
                                                        =======           =====              =======      =====

         NONSTANDARD AUTOMOBILE. Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is limited because premiums usually are at higher rates than those charged for standard insurance coverage and because approximately 30% of the policies issued by Federated National provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. Federated National currently underwrites nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual and $20,000 per accident for bodily injury and $10,000 per accident for property damage and comprehensive and collision up to $50,000. The average annual premium on policies currently in force is approximately $650. Federated National underwrites this coverage on an annual and semi-annual basis.

         Due to the purchasing habits of nonstandard automobile insureds (for example, insureds seeking the least expensive insurance required of the policyholder by statute which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. Federated National's experience has been that a significant number of existing policyholders allow their policies to lapse and then reapply for insurance as new policyholders. Federated National's average policy renewal rate is 35.0%. The success of Federated National's nonstandard automobile insurance program, therefore, depends in part on its ability to replace non-renewing insureds with new policyholders through marketing efforts.

         The Company markets Federated National's nonstandard personal automobile coverage primarily through its network of Company-owned agencies and independent agents. The Company also markets its insurance on a limited basis directly to insureds through its FedFirst direct advertising program.

         The Company emphasizes customer service to both its agents and insureds by utilizing an integrated computer system which links all of the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enable the Company to monitor substantially all aspects of its business. This system enables the Company's agents to rapidly access the customer's driving record, quote a premium and, if requested, generate the policy on-site.

         The Company is focusing its efforts on further penetrating the Florida nonstandard personal automobile insurance market. Ultimately, the Company intends to expand to other selected states. The Company will select states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. The Company's ability to expand into other states will be subject to the prior regulatory approval of each state. Certain states impose seasoning requirements upon licensee applicants, which, due to the Company's limited operating history, may impose burdens on the Company's ability to obtain a license to conduct insurance business in those other states. There can be no assurance that the Company will be able to obtain the required licenses, and the failure to do so would limit the Company's ability to expand geographically.

         STANDARD AUTOMOBILE. Standard personal automobile insurance is principally provided to insureds that present an average risk profile in terms of payment history, driving record, vehicle type and other factors. As part of its expansion strategy, in August 1998 Federated National commenced underwriting standard personal automobile insurance. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. Federated National is initially underwriting standard personal automobile insurance policies providing coverage no higher than $100,000 per individual and $300,000 per accident for bodily injury and $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The Company is marketing Federated

National's standard personal automobile insurance through its network of Company-owned agencies and independent agents and directly to insureds through its FedFirst direct advertising program.

         MOBILE HOME. In 1997, Federated National commenced underwriting homeowners insurance for mobile homes, principally in Central and Northern Florida, where the Company believes that the risk of catastrophe loss from hurricanes is less than in other areas of the state. Homeowners insurance generally protects an owner of real or personal property against covered causes of loss to that property. Homeowners insurance for mobile homes generally involves the potential for above-average loss exposure. In the absence of major catastrophe losses, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, Federated National's property lines typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, the Company presently intends to limit its mobile home coverage to no more than 10.0% of its underwriting exposure. The average annual premium on policies currently in force is approximately $379 and the typical deductible is $500. As the Company-owned agencies are located primarily in South Florida, the Company markets Federated National's mobile home property and casualty insurance through independent agents in Central and Northern Florida.

         FUTURE PRODUCTS. The Company intends to expand its product offerings by underwriting additional insurance products and programs and marketing them through its distribution network. During 1999, the Company intends to expand its product offerings to include homeowners' insurance and increase its current limited offering of commercial vehicle insurance. Expansion of the Company's product offerings will result in an increase in expenses due to additional costs incurred in additional actuarial rate justifications, software and personnel. Future products, such as homeowners' insurance, may require regulatory approval. There can be no assurance that the Company can successfully obtain the necessary regulatory approval and underwrite and profitably market and distribute any of these products.

         ASSURANCE MGA

         Assurance MGA acts as Federated National's managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and the Company's agencies and participates in the negotiation of reinsurance contracts.

         Assurance MGA has established a relationship with and has underwriting authority for Gainsco, Inc. for commercial property and casualty lines and Lloyds of London for various other insurance products. Assurance MGA also generates revenue through policy fee income and other administrative fees from the marketing of these companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products and products.

         SUPERIOR

         The Company internally processes claims made by Federated National's insureds through Superior. The Company-owned agencies and independent agents have no authority to settle claims or otherwise exercise control over the claims process. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service. The Company only retains independent appraisers and adjusters on an as needed basis.

         Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claims related litigation is monitored by Company personnel. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims and the establishment of appropriate liability for claims. The Company believes that the internal processing of claims enables it to provide quality customer service while controlling claims adjustment expenses.

         FEDERATED PREMIUM

         Federated Premium provides premium financing to both Federated National's insureds and to third-party insureds. Premium financing is marketed through the Company's distribution network of Company-owned agencies and independent agents. Lending operations are supported by Federated Premium's own capital base and are currently leveraged through the Credit Facility.

         Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from the Florida Guarantee Association, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. As part of its premium financing offered to third-party insureds, Federated Premium may advance funds for financed premiums to independent insurance agencies who represent third-party insurers. If remittance is not made by the agency to the third-party insurer, advances made by Federated Premium may only be recoverable to the extent that the agency's receipt of such advances is received by the third-party insurer. Premium financing which the Company offers to its own insureds involves limited credit risk.

         The following table sets forth the amount and percentages of premiums financed for Federated National and other insurers for the periods indicated:

                                                            YEARS ENDED DECEMBER 31
                                                            -----------------------
                                                       1998                         1997
                                              ---------------------        ----------------------
                                              PREMIUMS      PERCENT        PREMIUMS       PERCENT
                                              --------      -------        --------       -------
                                                            (DOLLARS IN THOUSANDS)
Federated National.........................    $11,843        60.5%          $1,972         51.4%
Other insurers.............................      7,728        39.5            1,865         48.6
                                               -------       -----           ------        -----
   Total...................................    $19,571       100.0%          $3,837        100.0%
                                               =======       =====           ======        =====

(1) In July 1996 the Company ceased all new premium financing because of an unfavorable premium finance lending arrangement. In early 1997 the premium finance lending arrangement was terminated and in September 1997 a new premium finance lending arrangement was established and the Company recommended premium financing activities.

         AUTO TITLE LOANS AND ANCILLARY SERVICES

         In 1998, the Company began offering auto title loans, which are short-term (30-day) loans secured by free and clear automobile titles. These loans bear interest rates, which by law may range from 5.0% to 22.0% per month and, in the Company's case, average 7.0% per month. The criteria for a loan is that the borrower, must show proof that he or she is currently employed and has utility (telephone and electricity) accounts. If a borrower qualifies, he or she may obtain a loan for up to 50.0% of the wholesale book value of the automobile. Insurance is required and a lien is taken out on the title for security. The Company offers ancillary automobile services at most of its Company-owned agencies such as the issuance of license tags and renewals. In early 1999, the Company expanded its ancillary services to include check cashing and tax return preparation.

MARKETING AND DISTRIBUTION

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 34 Company-owned agencies and approximately 300 active independent agents. The Company's agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange and Polk Counties, Florida, and its network of independent agents are located primarily in South Florida. The Company supports its agency network by advertising in various media.

         Company-employed and independent agents have the authority to sell and bind insurance coverages in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverages bound by the agents promptly and generally accepts all coverages, which fall within stated underwriting criteria. Assurance MGA also has the right within a period of 60 days from a policy's inception to cancel any policy upon 45 days notice, even if the risk falls within its underwriting criteria.

         The Company believes that it provides its independent agents with attractive commission structures. The Company compensates its agents by paying a commission based on a percentage of premiums produced. The Company also offers its agents a contingent commission based on premium levels and loss ratios, which is intended to encourage the agents to place an increased portion of their profitable business with the Company.

         The Company believes that its integrated computer system, which allows for rapid automated premium quotation and policy issuance by its agents, is a key element in providing quality service to both its agents and insureds. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system generates the policy on-site.

         The Company believes that its distribution system will ultimately enable it to lower its expense ratio and operate with more favorable loss experience. A lower expense ratio will, in turn, allow the Company to more effectively compete with larger providers of nonstandard automobile and other forms of insurance.

         The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies and independent agents for the periods indicated:

                                                                         YEARS ENDED DECEMBER 31
                                                                   1998                              1997
                                                                   ----                              ----
                                                        PREMIUMS          PERCENT          PREMIUMS        PERCENT
                                                        --------          -------          --------        -------
                                                                       (DOLLARS IN THOUSANDS)
Through Company-owned agencies.........................  $ 7,846           37.0%            $ 4,518         26.1%
Through independent agents.............................   13,349           63.0              13,157         73.9%
                                                         -------          -----             -------        -----
   Total...............................................  $21,195          100.0%            $17,675        100.0%
                                                         =======          =====             =======        =====

         In the future the Company plans to continue to expand its distribution network and market its products and services in other regions of Florida by acquiring additional insurance agencies and establishing relationships with additional independent agents. Ultimately, as the Company expands its insurance operations to other states, the Company will seek to replicate its distribution network in those states. There can be no assurance that the Company will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than Florida. Moreover, pursuant to the Consent Order, the Company's growth in Florida is currently subject to limits on the amount of premiums it can underwrite.

         In December 1998 and January 1999, the Company, in two separate transactions acquired a total of 20 independent insurance agencies located in South and Central Florida (one of which was subsequently consolidated with an existing agency). As a result of such acquisitions, the Company also expanded its ancillary services to include check cashing and tax return preparation.

         In February 1999, the Company launched FedFirst, a program for marketing insurance directly to Florida consumers through a television, radio and billboard advertising campaign and an Internet web site.

REINSURANCE

         Federated National follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and pays the ceding company a commission based upon the amount of insurance ceded. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

         Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company ceded $6,628,270 in premiums written for the year ended December 31, 1998. Federated National's reinsurance for automobile insurance is primarily ceded with Transatlantic Re, an A++ rated reinsurance company. Federated National cedes 30.0% of automobile premiums written to Transatlantic Re. Federated National maintains reinsurance contracts for mobile home insurance with A rated reinsurers including Transatlantic Re. Federated National cedes 40.0% of mobile home premiums written to Transatlantic Re, Everest Reinsurance Company ("Everest Re"), CNA Reinsurance Company Limited ("CNA Re") and Terranova Insurance Company Limited ("Terranova Re"). Everest Re, CNA Re and Terranova Re are A rated reinsurance companies. The reinsurance program renews annually, although the Company continually reviews the program and may elect to change it more frequently. Reinsurance is placed directly by the Company and through national reinsurance intermediaries.

         The Company is selective in choosing a reinsurer and considers numerous factors, the most important of which is the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and reviews the financial condition of the reinsurer at least annually. The Company's current policy is to use only reinsurers that have an A.M. Best rating of "A (Excellent)" or better.

LIABILITY FOR UNPAID LOSSES AND LAE

         The Company is directly liable for loss and LAE payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

         When a claim involving a probable loss is reported, the Company establishes a liability for the estimated amount of the Company's ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

         All newly reported claims received with respect to nonstandard personal automobile policies are set up with an initial average liability. The average liability for these claims are determined every quarter by dividing the number of closed claims into the total amount paid during the three month period. If a claim is open more than 30 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim. The Company anticipates that it will adopt a similar policy with respect to standard automobile policies.

         In addition, management provides for a liability on an aggregate basis to provide for IBNR. The Company utilizes independent actuaries to help establish its liability for unpaid losses and LAE. The Company does not discount the liability for unpaid losses and LAE for financial statement purposes. There are no differences in the liability for unpaid losses and LAE established under GAAP and those established under SAP.

         The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

         Among the classes of insurance underwritten by the Company, the automobile and mobile home liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do automobile physical damage and mobile home property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settle in a shorter time frame with less occurrence of litigation.

         There can be no assurance that the Company's liability for unpaid losses and LAE will be adequate to cover actual losses. If the Company's liability for unpaid losses and LAE proves to be inadequate, the Company will be required to increase the liability with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established liability for unpaid losses and LAE could have a material adverse effect on the Company's business, results of operations and financial condition.

         The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in the Company's consolidated and combined financial statements for the periods indicated.

                                                  YEARS ENDED DECEMBER 31
                                                  1998                1997
                                                  ----                ----
                                                   (DOLLARS IN THOUSANDS)

Balance at January 1                             $6,726              $6,234
  Less reinsurance recoverables..........        (2,091)             (1,702)
                                                 ------              ------
   Net balance at January 1..............        $4,635              $4,532

Incurred related to:
  Current year...........................        $9,404              $7,612
  Prior years............................          (271)               (198)
                                                 ------              ------
   Total incurred........................        $9,133              $7,414

Paid related to:
  Current year...........................        $5,699              $4,459
  Prior years............................         2,703               2,852
                                                 ------              ------
   Total paid............................        $8,402              $7,311
                                                 ======              ======

Net balance at period ending.............        $5,366              $4,635
  Plus reinsurance recoverables..........         2,237               2,091
                                                 ------              ------
   Balance at period ending..............        $7,603              $6,726
                                                 ======              ======

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

         The following table presents total unpaid loss and LAE, net and total reinsurance recoverables shown in the Company's consolidated and combined financial statements for the periods indicated.

                                                        YEARS ENDED DECEMBER 31
                                                        1998               1997
                                                        ----               ----
                                                         (DOLLARS IN THOUSANDS)

Loss and LAE, net..............................        $3,488            $3,383
IBNR, net......................................         1,878             1,252
                                                       ------            =-----
   Total unpaid loss and LAE, net..............        $5,366            $4,635
                                                       ======            ======

Reinsurance recoverable........................         1,437             1,267
IBNR recoverable...............................           800               824
                                                       ------            ------
   Total reinsurance recoverable...............        $2,237            $2,091
                                                       ======            ======

         The following table presents the liability for unpaid losses and LAE for the Company for the years ended December 31, 1998, 1997, 1996, 1995, 1994, 1993 and 1992. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

                                                          YEARS ENDED DECEMBER 31(1)
                                                          --------------------------
                                                 1998   1997   1996   1995   1994   1993   1992
                                                 ----   ----   ----   ----   ----   ----   ----
                                                            (DOLLARS IN THOUSANDS)
Balance Sheet Liability                         $5,366 $4,635 $4,532 $3,688 $3,355 $2,507  $611
Cumulative paid as of:
  One year later.............................           2,690  2,852  2,638  2,449  1,964   499
  Two years later............................                  3,539  2,658  2,792  2,426   554
  Three years later..........................                         2,924  3,018  2,449   585
  Four years later...........................                                3,114  2,529   580
  Five years ................................                                       2,560   583
  Six years later............................                                               583
Re-estimated net liability as of:
  End of year................................   $5,366 $4,635 $4,532 $3,688 $3,355 $2,507  $611
  One year later.............................           4,311  4,334  3,750  3,570  2,566   628
  Two years later............................                  4,204  3,252  3,231  2,780   586
  Three years later..........................                         3,255  3,305  2,596   593
  Four years later...........................                                3,289  2,619   580
  Five years later...........................                                       2,638   583
  Six years later............................                                               583
Cumulative redundancy (deficiency)...........       --   $324   $328   $433    $66  $(131)  $28

----------
(1) To evaluate the information in the table properly it should be noted that, although the Company recorded its participation in the Florida Joint Underwriting Association ("FJUA"), an assigned risk pool for automobile insurance drivers, from 1992 until 1995 in its 1996 statutory financial statements, this table properly reflects the Company's participation in the FJUA in the corresponding years.

The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. A deficiency indicates that the latest estimate of the liability for losses and LAE is higher than the liability that was originally estimated and a redundancy indicates that such estimate is lower. It should be emphasized that the table presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

         Underwriting results of insurance companies are frequently measured by their Combined Ratios. However, investment income, Federal income taxes and other non-underwriting income or expense are not reflected in the Combined Ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are considered profitable when the Combined Ratio is under 100% and unprofitable when the Combined Ratio is over 100%.

         The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the nonstandard automobile insurance business of the Company. The ratios, inclusive of ULAE expenses, are shown in the table below, and are computed based upon GAAP.

                                         YEARS ENDED DECEMBER 31
                                           1998            1997
                                           ----            ----
Loss Ratio...........................       72%             75%
Expense Ratio........................       24              29
                                            --             ---
Combined Ratio.......................       96%            104%
                                            ===            ===

INVESTMENTS

         The Company's investment objective is to maximize total rate of return after Federal income taxes while maintaining liquidity and minimizing risk. The Company's current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in equity securities and mortgage notes receivable to approximately 20.0% and 5.0%, respectively, of total consolidated investments. The Company also complies with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

         The Company's investment policy is established by the Board of Directors and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 1998, approximately 82.5% of the Company's investments were in investment-grade fixed income securities and short-term investments, which are considered to be either available for sale or held to maturity, based upon the Company's intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. The Company may in the future also consider fixed maturities held to maturity and carried at amortized cost. The Company does not use any material swaps, options, futures or forward contracts to hedge or enhance its investment portfolio.

         The Company's investment portfolio is managed by the Company's Investment Committee consisting of the Company's President, the President of Federated National and one outside advisor, in accordance with guidelines established by the Florida Department of Insurance.

The table below sets forth investment results for the periods indicated.

                                                      YEARS ENDED DECEMBER 31
                                                       1998             1997
                                                       ----             ----
                                                        (DOLLARS IN THOUSANDS)

Interest on fixed maturities....................       $878           $  817
Dividends on equity securities..................         94              147
Interest on short-term investments..............          3               38
Other...........................................         24               64
                                                       ----           ------
Total investment income.........................        999            1,066
Investment expense..............................        (15)             (19)
                                                       ----           ------
Net investment income...........................       $984           $1,047
                                                       ====           ======
Net realized gain (losses)......................       $442           $  (19)
                                                       ====           ======

The following table summarizes, by type, the investments of the Company as of December 31, 1998.

                                                                    CARRYING      PERCENT
                                                                     AMOUNT      OF TOTAL
                                                                     ------      --------
                                                                    (DOLLARS IN THOUSANDS)
Fixed maturities, at market:
  U.S. government agencies and authorities                               $0           0%
  Obligations of states and political subdivisions                   10,976        62.0
  Corporate securities.........................................       3,257        18.4
  Collateralized mortgage obligations..........................         373         2.1
                                                                    -------        ----
   Total fixed maturities                                            14,606        82.5
                                                                    -------        ----
  Equity securities, at market.................................       2,936        16.6
  Mortgage notes receivable....................................         163          .9
                                                                    -------        ----
   Total investments...........................................     $17,705        100%
                                                                    =======        ====

Fixed maturities are carried on the Company's balance sheet at market. At December 31, 1998, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation):

                              CARRYING            PERCENT OF
                               AMOUNT               TOTAL
                               ------               -----
                                   (DOLLARS IN THOUSANDS)
AAA...................          $4,415               30.3%
AA....................           3,653               25.0
A.....................           2,357               16.1
BBB...................           3,868               26.5
BB++..................             313                2.1
                               -------              -----
                               $14,606              100.0%
                               =======              =====

The following table summarizes, by maturity, the fixed maturities of the Company as of December 31, 1998

                                                  CARRYING          PERCENT OF
                                                   AMOUNT              TOTAL
                                                   ------              -----
                                                       (DOLLARS IN THOUSANDS)
Matures In:
One year or less.............................          $0                0%
One year to five years.......................         423                2.9
Five years to 10 years.......................        4,693              32.1
More than 10 years...........................        9,489              65.0
                                                   -------             -----
    Total fixed maturities...................      $14,606             100.0%
                                                   =======             =====

At December 31, 1998 , the average maturity of the fixed maturities portfolio was 16 years.

COMPETITION

         The Company operates in a highly competitive market and faces competition from both national regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies which underwrite personal automobile insurance. Companies of comparable or smaller size which compete with the Company in the nonstandard automobile insurance industry include Fortune Insurance Company, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

REGULATION

         GENERAL

         The Company is subject to the laws and regulations in Florida and will be subject to the laws and regulations of any other states in which it seeks to conduct business in the future. The regulations cover all aspects of its business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms (particularly for the nonstandard auto segment), investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, maximum amount of interest allowable for title loans and a variety of other financial and non-financial components of the Company's business.

         In connection with the Company obtaining approval from the Florida Department of Insurance to underwrite mobile home insurance, the Company entered into the Consent Order with the Florida Department of Insurance which limits the amount of premiums it may underwrite. Consent orders are normally entered into by an insurance company with the Florida Department of Insurance when an insurance company desires to underwrite a new product. The following addresses the statutory accounts and amounts related to the Company's insurance subsidiary Federated National. In 1998, Federated National was only permitted to underwrite $21.0 million in gross premiums written and $14.0 million in total net premiums written. In 1999, Federated National is limited to $24.0 million and $15.0 million, respectively. Federated National also is required to maintain a minimum capital surplus to support its underwriting program. In 1998 and 1999, Federated National is required to have capital surplus of $4.7 million and $5.9 million, respectively. The premium limits and capital surplus requirements impact Federated National's potential growth. Federated National's ability to exceed these requirements will be subject to the prior approval of the Florida Department of Insurance. The Florida Department of Insurance has indicated in writing its willingness to modify the Consent Order and increase Federated National's underwriting authority. At December 31, 1998, Federated National's capital and surplus was $7.3 million. Accordingly, the Company believes it will be able to substantially increase the amount of premiums Federated National may underwrite. The Company is currently negotiating with the Florida Department of Insurance. However, there can be no assurance that the Company will obtain the prior approval of the Florida Department of Insurance to exceed the underwriting limitations or that it will not be subject to other regulatory limits on the amount of premiums Federated National may underwrite. The failure of the Company to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, any changes in such laws and regulations including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect the operations of the Company's, ability to expand its operations. The Company, however, is unaware of any consumer initiatives which could have a material adverse effect on the Company's business, results of operations or financial condition.

         Florida has recently adopted laws regarding personal injury protection. The Company believes that these recently adopted laws will not have a material adverse effect on the Company's business, results of operations or financial condition.

         Many states have also enacted laws which restrict an insurer's underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases in, premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

         Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. The Company is permitted to file rates for nonstandard policies which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Florida and several states have recently adopted laws or their legislatures are considering proposed laws which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly private passenger automobile insurance.

         Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company's business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of the Company. The regulatory authorities may not allow entry into a new market by withholding approval or not granting a license which, in turn, would have a material adverse effect on the Company's ability to expand its operations.

         All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 1995. No material deficiencies were found during this regulatory examination.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 1998, a certificate of deposit in the amount of $250,000, was on deposit with the State of Florida.

         INSURANCE HOLDING COMPANY REGULATION

         The Company is subject to laws governing insurance holding companies in Florida where Federated National is domiciled. These laws, among other things,
(i) require the Company to file periodic information with the Florida Department of Insurance, including information concerning its capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between the Company and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of Common Stock of the Company will be presumed to have acquired control of Federated National unless the Florida Insurance Commissioner, upon application, has determined otherwise.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Insurance if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance (i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115.0% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance or (ii) 30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time.

         Under these laws, Federated National is not permitted to pay dividends to the Company in 1998 without prior regulatory approval. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Insurance will allow any dividends to be paid by Federated National in the future.

         The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

         In order to enhance the regulation of insurer solvency, the NAIC enacted a model law (the "Model Law") to implement its risk-based capital requirements for insurance companies. The Model Law became effective with respect to property and casualty insurance companies as of year-end 1994. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Model Law measures three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and
(iii) other business risks from investments. Insurers having less statutory surplus than required by the Model Law will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Model Law establishes various levels of regulatory action. Based upon the 1998 statutory financial statements for Federated National, the Company's insurance subsidiary, Federated National's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Insurance could require Federated National to cease operations in the event Federated National fails to maintain the required statutory capital.

         The extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the Model Law, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL, as calculated under the Model Law, was 517.7% at December 31, 1998 and 261.3% at December 31, 1997. Regulatory action is triggered if surplus falls below 200.0% of the ACL amount.

         The NAIC has also developed IRIS ratios to assist state insurance departments in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges", state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 1998, Federated National was outside of only one NAIC usual range with respect to its IRIS tests. The failed ratio was ratio number 6, which indicated a change in surplus, caused mainly by the capital infusion by the Company in the amount of $2,000,000, relating to the Initial Public Offering of November 1998.

         The Company's premium financing program is also subject to certain laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Florida, the maximum late payment fee Federated Premium may charge is the greater of $10 per month or 5% of the amount of the overdue payment.

         UNDERWRITING AND MARKETING RESTRICTIONS

         During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages,
(ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

         LEGISLATION

         From time to time, new regulations and legislation are proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the Federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on the Company.

         INDUSTRY RATINGS SERVICES

         Federated National does not qualify for a letter rating by A.M. Best because of insufficient operating history. Typically, A.M. Best requires a company to have a five-year operating history before issuing ratings. Such period may be extended by management. Federated National expects to receive an A.M. Best letter rating in 1999. Although Federated National has not yet received a letter rating from A.M. Best, A.M. Best has issued a FPR of "3 out of 9 (below average)" to Federated National. An FPR reflects A.M. Best's opinion of the financial strength and operating performance of property and casualty insurance companies on which it reports, that have not been assigned a letter rating due to, among other factors, insufficient operating history. A.M. Best's ratings are based upon factors of concern to agents, reinsurers and policyholders are not primarily directed toward the protection of investors. Federated National is rated "BBB" (Adequate and Secure) by Standard and Poor's Corporation and is rated "A" (Strong) by Demotech, Inc.

EMPLOYEES

         As of December 31, 1998, the Company and its subsidiaries had 192 employees, including three executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.

GLOSSARY OF SELECTED TERMS

CEDE To transfer to an insurer or reinsurer all or part of the insurance written by an insurance entity.

CEDING COMMISSION                           A payment by a reinsurer to the
                                            ceding company, generally on a
                                            proportional basis, to compensate
                                            the ceding company for its policy
                                            acquisition costs.

EXPENSE RATIO                               Under SAP, the ratio of underwriting
                                            expenses to net written premiums. On
                                            a GAAP basis, the ratio of
                                            underwriting expenses to net
                                            premiums earned.

GENERALLY ACCEPTED ACCOUNTING
  PRINCIPLES ("GAAP")                       Accounting practices and principles,
                                            as defined principally by the
                                            American Institute of Certified
                                            Public Accountants, the Financial
                                            Accounting Standards Board, and the
                                            Commission. GAAP is the method of
                                            accounting typically used by the
                                            Company for reporting to persons or
                                            entities other than insurance
                                            regulatory authorities.

GROSS PREMIUMS WRITTEN                      The total of premiums received or to
                                            be received for insurance written by
                                            an insurer during a specific period
                                            of time without any reduction for
                                            reinsurance ceded.

HARD MARKET                                 The portion of the market cycle of
                                            the property and casualty insurance
                                            industry characterized by
                                            constricted industry capital and
                                            underwriting capacity, increasing
                                            premium rates and, typically,
                                            enhanced underwriting performance.

INCURRED BUT NOT REPORTED
  LOSSES ("IBNR")                           The estimated liability of an
                                            insurer, at a given point in time,
                                            with respect to losses that have
                                            been incurred but not yet reported
                                            to the insurer, and for potential
                                            future developments on reported
                                            claims.

INSURANCE REGULATORY INFORMATION
  SYSTEM ("IRIS")                           A system of ratio analysis developed
                                            by the NAIC primarily intended to
                                            assist state insurance departments
                                            in executing their statutory
                                            mandates to oversee the financial
                                            condition of insurance companies.

LOSS ADJUSTMENT EXPENSE ("LAE")             The expenses of investigating and
                                            settling claims, including legal
                                            fees, outside adjustment expenses
                                            and other general expenses of
                                            administering the claims adjustment
                                            process.

LOSS RATIO                                  For SAP and GAAP, net losses and LAE
                                            incurred, divided by net premiums
                                            earned, expressed as a percentage.

LOSS RESERVES                               The estimated liability of an
                                            insurer, at a given point in time,
                                            with respect to unpaid incurred
                                            losses, including losses which are
                                            IBNR and related LAE.

LOSSES INCURRED                             The total of all policy losses
                                            sustained by an insurance company
                                            during a period, whether paid or
                                            unpaid. Incurred losses include a
                                            provision for claims that have
                                            occurred but have not yet been
                                            reported to the insurer.

MODEL LAW                                   A Model Law to implement RBC
                                            requirements for insurance
                                            companies. The Model Law became
                                            effective with respect to property
                                            and casualty insurance companies as
                                            of year-end 1994.

NATIONAL ASSOCIATION OF INSURANCE
  COMMISSIONERS ("NAIC")                    A voluntary organization of state
                                            insurance officials that promulgates
                                            model laws regulating the insurance
                                            industry, values securities owned by
                                            insurers, develops and modifies
                                            insurer financial reporting,
                                            statements and insurer performance
                                            criteria and performs other services
                                            with respect to the insurance
                                            industry.

NET PREMIUMS EARNED                         The amount of net premiums written
                                            allocable to the expired period of
                                            an insurance policy or policies.

NET PREMIUMS WRITTEN                        The gross premiums written during a
                                            specific period of time, less the
                                            portion of such premiums ceded to
                                            (reinsured by) other insurers.

NONSTANDARD                                 Risks that generally have been found
                                            unacceptable by standard lines
                                            insurers for various underwriting
                                            reasons.

REINSURANCE                                 A procedure whereby a primary
                                            insurer transfers (or "cedes") a
                                            portion of its risk to a reinsurer
                                            in consideration of a payment of
                                            premiums by the primary insurer to
                                            the reinsurer for their assumption
                                            of such portion of the risk.
                                            Reinsurance can be effected by a
                                            treaty or individual risk basis.
                                            Reinsurance does not legally
                                            discharge the primary insurer from
                                            its liabilities with respect to its
                                            obligations to the insured.

REINSURERS                                  Insurers (known as the reinsurer or
                                            assuming company) who agree to
                                            indemnify another insurer (known as
                                            the reinsured or ceding company)
                                            against all or part of a loss which
                                            the latter may incur under a policy
                                            or policies it has issued.

RISK-BASED CAPITAL REQUIREMENTS
  ("RBC") Capital requirements for property and casualty insurance companies adopted by the NAIC to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.

SOFT MARKET                                 The portion of the market cycle of
                                            the property and casualty insurance
                                            industry characterized by heightened
                                            premium rate competition among
                                            insurers, increased underwriting
                                            capacity and, typically, depressed
                                            underwriting performance.

STANDARD AUTOMOBILE INSURANCE               Personal automobile insurance
                                            written for those individuals
                                            presenting an average risk profile
                                            in terms of loss history, driving
                                            record, type of vehicle driven and
                                            other factors.

STATUTORY ACCOUNTING PRACTICES
  ("SAP") Those accounting principles and practices which provide the framework for the preparation of financial statements, and the recording of transactions, in accordance with the rules and procedures adopted by regulatory authorities, generally emphasizing solvency consideration rather than a going concern concept of accounting. The principal differences between SAP and GAAP are as follows: (a) SAP, certain assets (non-admitted assets) are eliminated from the balance sheet; (b) under SAP, policy acquisition costs are expensed upon policy inception, while under GAAP they are deferred and amortized over the term of the policies; (c) under SAP, no provision is made for deferred income taxes; and (d) under SAP, certain reserves are recognized which are not recognized under GAAP.

UNDERWRITING                                The process whereby an underwriter
                                            reviews applications submitted for
                                            insurance coverage and determines
                                            whether it will provide all or part
                                            of the coverage being requested, and
                                            the price of such premiums.
                                            Underwriting also includes an
                                            ongoing review of existing policies
                                            and their pricing.

UNDERWRITING EXPENSE                        The aggregate of policy acquisition
                                            costs, including that portion of
                                            general and administrative expenses
                                            attributable to underwriting
                                            operations.

UNEARNED PREMIUMS                           The portion of premiums written
                                            representing unexpired policy terms
                                            as of a certain date.

ITEM 2.           PROPERTIES

In August 1998, the Company consolidated its executive offices and administrative operations into a 14,000 square foot facility built to its specifications in Plantation, Florida. The facility is owned by the Company. Prior to such consolidation, these operations were based in four locations in Fort Lauderdale, Florida. See "Item 12. Certain Relationships and Related Transactions."

The Company's agencies are located in leased locations pursuant to leases expiring at various times through February 2016. The aggregate annual rental for the facilities is approximately $658,000. In January 1999 the Company purchased two of such locations. See "Item 12. Certain Relationships and Related Transactions."

ITEM 3.           LEGAL PROCEEDINGS

The Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its business, financial condition or results of operations. The Company provides for a liability for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol TCHC since November 5, 1998. The high and low sales prices for the Common Stock during the period from November 5, 1998 to December 31, 1998 ranged from $6.25 to $7.63 according to information furnished by the Nasdaq National Market. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not be necessarily represent actual transactions.

(B)      HOLDERS

         As of March 29, 1999, there were approximately 35 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners of its Common Stock is in excess of 1,100.

(C)      DIVIDENDS

         The Company has not paid dividends on its Common Stock and anticipates that for the foreseable future all earnings, if any, will be retained for the operation and expansion of the Company's business. Moreover, the ability of the Company to pay dividends if and when its board of directors determines to do so may be restricted by regulatory limits on the amount of dividends which Federated National is permitted to pay to the Company.

(D)      USE OF PROCEEDS

         On November 5, 1998, the Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-63623). The IPO registered pursuant to the Registration Statement also commenced on November 5, 1998. The IPO terminated after the sale of 1,250,000 shares of the Company's Common Stock for $7.50 per share. The managing underwriter for the IPO was Gilford Securities Incorporated.

         The Company incurred expenses of $1.5 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or executive officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $7.9 million and have been used for a contribution to Federated National's capital ($2.0 million), repayment of indebtedness under the Credit Facility ($1.0 million) and to finance acquisitions ($1.7 million). The balance of net proceeds have been and are being used for working capital and general corporate purposes. None of the payments from the use of proceeds were made to directors or executive officers of the Company or to persons owning more than 10% of any class of securities of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, through its subsidiaries, is engaged in the insurance underwriting, distribution and claims business. Federated National, the Company's insurance subsidiary, generates revenues from the collection and investment of premiums. The Company's agency operations generate income from policy fees, commissions, premium financing referral fees, auto tag agency fees and the marketing of ancillary services. Federated Premium generates revenue from premium financing provided to Company and third party insureds. Assurance MGA, the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of third parties' insurance products through the Company's distribution network.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         GROSS PREMIUMS WRITTEN. Gross premiums written increased 19.8% to $21.2 million in 1998 from $17.7 million in 1997. The increase was mainly due to an increase in premium volume by our Company-owned agencies of approximately $3.3 million or 73.3% from the same period in 1997. The remaining increase was due to an increase in the number of independent agents generating premiums for the Company. Additionally, during 1998, gross premiums written for the mobile home lines increased 512.2% from $343,000 in 1997 to $2.1 million in 1998

         NET PREMIUMS WRITTEN. Net premiums written increased 12.3% to $14.6 million in 1998 from $13.0 million in 1997. The increase was mainly due to an increase in premium volume by our Company-owned agencies of approximately $3.3 million or 73.37% from the same period in 1997, in addition to the increase in mobile home premiums which increased 512.2% from $343,000 in 1997 to $2.1 million in 1998

         NET PREMIUMS EARNED. Net premiums earned increased 28.4% to $14.0 million in 1998 from

$10.9 million in 1997. This increase is mainly due to the increase in volume experienced during 1998.

         COMMISSION INCOME. Commission income decreased 16.7% to $2.0 million in 1998 from $2.4 million in 1997. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The decrease is partially attributable to a $300,000 decrease in commissions earned on business placed with third party finance companies. During 1997, premium financing was placed almost exclusively with third party companies for which commissions were received, as compared to 1998, where premium financing was placed substantially with Federated Premium for which no commissions are paid.

         FINANCE REVENUES. Finance revenues increased 718.2% to $1.8 million in 1998 from $220,000 in 1997. In order to terminate a premium finance lending arrangement which was not favorable to the Company's overall growth strategy, Federated Premium ceased all new premium financing with its customers in July 1996 and subsequently terminated the premium finance lending arrangement with its lender in early 1997. In September 1997, a new premium finance lending arrangement was established and the Company recommenced its premium financing activities. In addition, during 1998 the Company began offering auto title loans which generated $217,000in revenue for the year.

         INVESTMENT INCOME. Investment income consists of net investment income and net realized investment gains (losses). Investment income increased 40% to $1.4 million in 1998 from $1.0 million in 1997. The Company experienced realized gains of $442 in 1998 compared to realized losses of ($19) in 1997 and net investment income of $984 in 1998 compared to $1.0 in 1997.

         OTHER INCOME. Other income increased 16.7% to $1.4 million in 1998 from $1.2 million in 1997, due to the expansion of the agency network and the increase in the business they generate. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies and revenue on auto tag products. Policy fee income increased 18.5% to $972,000 in 1998 from $820,000 in 1997. In addition, auto tag income increased 39.4% to $386,000 in 1998 from $277,000 in 1997.

         LOSSES AND LAE. The Company's Loss Ratio, as determined in accordance with GAAP, for 1998 was 65.4% compared with 67.9% in 1997. The loss and LAE increased 23.0% to $9.1 million in 1998 from $7.4 million in 1997 as compared to net premium earned which increased by 28.4% to $14.0 million in 1998 from $10.9 million in 1997. The lower Loss Ratio in 1998 was primarily attributable to the hiring of experienced key personnel, improvement on the claims evaluation process and implementing a strategy to minimize legal expenses. In addition, the Loss Ratio related to the mobile home product is below that of non-standard automobile products. The increase in written premiums related to the program further contributed to the reduction of the Loss Ratio during 1998. Non-standard automobile insurance rates increased in 1998, further contributing to the decrease in the Loss Ratio.

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses increased 30.3% to $4.3 million in 1998 from $3.3 million in 1997. This increase is primarily due to the additional expenses incurred during 1998 as it relates to the increase in premiums written. In addition, operating expenses increased with the additional agencies, which were acquired during 1998. Interest expense increased $272,000 from $54,000 in 1997 to $322,000 in 1998. This is attributable to the new lending arrangement Federated Premium established in September 1997 and the increase in the amount outstanding.

         SALARIES AND WAGES. Salaries and wages increased 29.0% to $4.0 in 1998, from $3.1 million in 1997. This increase is mainly due to the increase in business in addition to the increase in Company-owned agencies that were acquired during 1998.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased 48.0% to $179,000 in 1998 from $344,000 in 1997. Amortization of deferred acquisition costs consists of the actual amortization of deferred policy acquisition costs less commission earned on reinsurance ceded. The decrease in the amortization of deferred policy acquisition costs is attributable to the increase in commissions from reinsurance ceded and is also the result of the modification of the reinsurance agreement in April 1997. Also, contributing to the decrease was a settlement with the reinsurer on the ceding commissions for the 1995 and 1996 underwriting years, resulting in additional ceding commissions of $223,000.

         INCOME TAX EXPENSES. The Company's estimated effective income tax rate was 34.7% for 1998 compared with 22.6% for 1997. This increase in the effective tax rate is primarily the result of the January 1998 agency acquisitions by the Company, which, prior to their acquisition, were S Corporations for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, the net proceeds of the IPO, investment income and borrowings under the credit facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         In November 1998, the Company generated net proceeds of approximately $7.9 million from the IPO in which it sold 1,250,000 shares of Common Stock at a price of $7.50 per share. The net proceeds of the IPO have been and are being used for contributions to Federated National's capital, repayment of debt under the Credit Facility, the financing of acquisitions and working capital and other general corporate purposes.

         Federated Premium is party to the credit facility (the "Credit Facility"), which is used to fund its operations. Each advance is subject to availability under a borrowing base calculation based upon a percentage of eligible accounts receivable, with maximum advances outstanding not to exceed the maximum credit commitment which is currently $5.0 million, increased from $4.0 million pursuant to a modification effective January 25, 1999. The outstanding balance of the Credit Facility as of December 31, 1998 was $2.1 million. The annual interest rate on borrowings under the Credit Facility is currently the prime rate plus .75%,decreased from the prime rate plus 1.75% due to the January 1999 modification. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of Federated Premium's finance contracts receivable. Federated Premium was in compliance with all covenants under the Credit Facility as of December 31, 1998. The Credit Facility expires on September 30, 2000.

         For the year ended December 31, 1998, operations generated operating cash flow deficiency of $2.5 million which was primarily attributable to the increased volume of premium financing and auto title loans. Operating cash flow is expected to be positive in both the short-term and reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities.

         In October 1996, Federated National purchased land in Plantation, Florida to construct a headquarters building. In August 1998, the building was completed and the Company consolidated its executive offices and administrative operations in the building, which consists of approximately 14,000 square feet. The cost of the project was approximately $1.4 million.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10.0% of its liabilities or the 1998 statutory minimum capital and surplus requirement of $2.25 million as defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 1999, by the Company without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10.0% of statutory unassigned capital surplus as of the preceding December 31. No dividends were paid during 1998.

         The Company is party to the Consent Order which limits the amount of premiums it can underwrite in 1998 and 1999.

         The Company is required to comply with the NAIC's risk-based capital requirements. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1998, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios, which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $4.1 million as of December 31, 1997 and $7.3 million as of December 31, 1998. Statutory net income was $591,000 for the year ended December 31, 1997 and $1.4 million for 1998.

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

YEAR 2000 MATTERS

         In 1996, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of December 31, 1998, the Company believes that it had completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company will continue to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, this "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements that involve a number or risks and uncertainties, including the risks described elsewhere in this Report and detailed from time to time in the Company's filings with the Commission.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages F-1 through F-30 appearing at the end of this Report.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning the directors and executive officers of the Company:

NAME                      AGE    POSITION
----                      ---    --------
Edward J. Lawson (1)(3)    49    President, Chief Executive Officer and Director
Michele V. Lawson          41    Treasurer and Director
Ronald A. Raymond(3)       54    President, Federated National and Director
Patrick D. Doyle(1)(2)     39    Secretary and Director
Joseph A. Epstein (1)(2)   44    Director
Wallace J. Hilliard        66    Director
Carla L. Leonard           37    Director
Bruce Simberg              50    Director

----------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee
(3)      Member of Investment Committee

----------
         EDWARD J. LAWSON co-founded the Company and has served as its President and Chief Executive Officer since inception. Mr. Lawson has over 16 years experience in the insurance industry commencing with the founding of the Company's initial insurance agency in 1983.

         MICHELE V. LAWSON co-founded the Company and has served as a director and executive officer since inception. Mrs. Lawson is currently the Company's Treasurer. Mrs. Lawson has 16 years experience in the insurance industry commencing with the founding of the Company's initial insurance agency in 1983 and also holds a property and casualty license in Florida.

         RONALD A. RAYMOND has served as a director of the Company and as Federated National's President since June 1995. From May 1970 to the present date, Mr. Raymond has been a shareholder and president of Raymond/Patterson Agency, Inc., a managing general agency, in Ft. Lauderdale, Florida. From May 1992 to the present date, Mr. Raymond has been a shareholder of Gulfstream Insurance Group, Inc., a multi-lines insurance agency, in Fort Lauderdale, Florida. Mr. Raymond holds general lines, and life insurance licenses in Florida and is a past President of the Independent Insurance Agents of Broward County.

         PATRICK D. DOYLE has served as Secretary and a director of the Company since April 1998. Since April 1990, Mr. Doyle has been Chief Financial Officer of Effjohn North America Limited, a lessor and manager of cruise ships. From May 1982 to April 1990, Mr. Doyle was employed by KPMG Peat Marwick LLP, most recently as a Senior Manager focusing on the emerging growth business sector. Mr. Doyle is a certified public accountant. Mr. Doyle is also currently a director of a subsidiary of Silja OY AB, a Finish Company.

         JOSEPH A. EPSTEIN has served as a director of the Company since April 1998. Since January 1998, Mr. Epstein has been the Chief Financial Officer at the Center of English Studies, Inc., a provider of lauguage services. From November 1996 to January 1998, Mr. Epstein was a partner at the accounting firm of Mallah, Furman & Company, P.A. From May 1989 to October 1996, Mr. Epstein was a shareholder firm of Rachlin, Cohen & Holtz.

         WALLACE J. HILLIARD joined the Company's Board of Directors in January 1999. Since May 1997, Mr. Hilliard has been the owner of a private company which charters business jets. Mr. Hilliard co-founded and was the Chairman of American Medical Security, Inc., a provider of medical and specialty health and life insurance products and administrative services, which was sold to United Wisconsin Services, Inc. in 1996. Prior to that, Mr. Hilliard co-founded Employers Health Insurance, which was sold to Humana, Inc. in 1995.

         CARLA L. LEONARD has served as a director of the Company since its inception. Since September 1983, Ms. Leonard has also owned and operated Statewide Insurance and Auto Tag Agency, Inc., an independent insurance agency.

         BRUCE SIMBERG has served as a director of the Company since January 28, 1998. Mr. Simberg has been a practicing attorney for the last 22 years, most recently as managing partner of Conroy, Simberg & Ganon, a law firm in Ft. Lauderdale, Florida since October 1979.

         Edward J. Lawson and Michele V. Lawson are husband and wife. There are no other family relationships among the Company's directors and executive officers.

         The Company's Articles provide that the Board of Directors is divided into three classes, and directors serve staggered three-year terms. Joseph A. Epstein and Carla Leonard will hold office until the annual meeting of Sharehold ers scheduled to be held in 1999. Bruce Simberg, Wallace J. Hilliard and Patrick Doyle will hold office until the 2000 annual meeting, and Edward J. Lawson, Michele V. Lawson and Ronald A. Raymond will hold office until the 2001 annual meeting.

         The Company has agreed to elect one designee of the managing underwriter of the IPO to the Company's Board of Directors through November 2001. Mr. Hilliard currently serves as such designee.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's shareholders and until their successors have been chosen and qualified. The Company is actively seeking to secure the services of a Chief Financial Officer.

DIRECTOR COMPENSATION

         The Company has historically paid fees to all of its directors. Such fees were paid at the rate of $6,000 per annum during 1996 and 1997 and at rates ranging from $12,000 to $25,000 per annum since January 1, 1998 through August 31, 1998.

         Commencing September 1, 1998, non-employee directors receive a fee of $500 per meeting of the Board of Directors or committee thereof attended and received annual grants of stock options under the Company's 1998 Stock Option Plan (the "1998 Plan") Plan to purchase 3,000 shares of Common Stock. All directors are also reimbursed for travel and lodging expenses in connection with their attendance of meetings.

         In September 1998, each of Ms. Leonard and Messrs. Doyle, Epstein and Simberg were granted ten-year options under the 1998 Plan to purchase 3,000 shares of Common Stock at an exercise price of $10.00 per share. Such options vest over a four-year period commencing September 1999. Mr. Doyle has also been granted additional options under the 1998 Plan.

INDEMNIFICATION AGREEMENTS

         The Company has entered into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides that the Company will indemnify such person against certain liabilities (including settlements) and expenses actually and reasonably incurred by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which he or she is, or is threatened to be, made a party by reason of his her status as a director, officer or agent of the Company, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be or not opposed to the best interest of the Company. The Company has secured $3 million in directors' and officers' liability insurance.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on it review of the copies of such forms received by it, or oral or written representations from certain reporting persons from whom no Form 5 were required, the Company believes that, within 1998, its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for 1998 and 1997 received by the Chief Executive Officer (the "CEO") and for the other executive officers whose annual salary and bonus exceeded $100,000 for 1998 (collectively, with the CEO, the "Named Executive Officers").

                                                                       LONG TERM
                                                                     COMPENSATION
                                            ANNUAL COMPENSATION          AWARDS
                                            ------------------------ ------------
                                                                       SECURITIES         ALL OTHER
                                            FISCAL   SALARY    BONUS   UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR         $       $      OPTIONS             ($)(1)
---------------------------                 ------   --------  -----   ----------       ------------
Edward J. Lawson                             1998    $129,438     0                        $17,014
     President and CEO                       1997    $290,936     0                          3,000

Michele V. Lawson                            1998    $104,618     0                        $17,744
     Treasurer                               1997    $192,991     0                          2,000

Ronald A. Raymond                            1998    $103,320     0                        $17,264
     President, Federated National           1997    $106,000     0                          5,000
--------------

(1) Represents $3,030 in contributions for Mr. Lawson, Mrs. Lawson and Mr. Raymond to the Company's 401(k) Plan and $49,992 in directors fees for Mr. Lawson, Mrs. Lawson and Mr. Raymond during 1998


(1).Represents $3,000 in contributions for Mr. Lawson and Mr. Raymond to the Company's 401(k) Plan and $2,000 in directors fees for Mrs. Lawson and Mr. Raymond during 1997

EMPLOYMENT AGREEMENTS

         Effective September 1, 1998, the Company entered into employment agreements with each of Edward J. Lawson, the Company's President and Chief Executive Officer and Michele V. Lawson, the Treasurer. Each employment agreement, has a "rolling" two-year term, so that at all times the remaining term of the agreement is two years. The employment agreements provide for annual salaries initially set at $156,000 for Mr. Lawson, and $78,000 for Mrs. Lawson, and such bonuses and increases as may be awarded by the Board of Directors.

         Each employment agreement provides that the executive officer will continue to receive his salary for a period of two years after the termination of employment, if his or her employment is terminated by the Company for any reason other than death, disability or Cause (as defined in the employment agreement), or for a period of 24 months after termination of the agreement as a result of his or her disability and a bonus equal to twice the amount paid to the executive officer during the 12 months preceding the termination, and the executive officer's estate will receive a lump sum payment equal to two year's salary plus a bonus equal to twice the amount paid to the executive officer during the 12 months preceding the termination by reason of his death. Each employment agreement also prohibits the executive officer from directly or indirectly competing with the Company for one year after termination for any reason except a termination without Cause. Notwithstanding the foregoing, no assurance can be given that a court of competent jurisdiction will enforce the provisions restricting these executives from competing with the Company. If a change of Control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of the executive officer for a period of two years following the Change of Control. In addition, following the Change of Control, if the executive officer's employment is terminated by the Company other than for Cause or by reason of his death or disability, or by the executive officer for certain specified reasons (such as a reduction of compensation or a diminution of duties), he or she will receive a lump sum cash payment equal to 299% of the cash compensation received by him of her during the 12 calendar months prior to such termination.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options made during 1998 to each of the named Executive Officers:

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------
                           NUMBER OF
                           SECURITIES       # OF TOTAL
                           UNDERLYING       OPTIONS GRANTED            EXERCISE
                           OPTIONS          TO EMPLOYEES IN            OR BASE          EXPIRATION
         NAME              GRANTED (1)      FISCAL YEAR                PRICE ($/SHARE)       DATE
--------------------------------------------------------------------------------------------------
Edward J. Lawson           16,000            310,800                   $10.00            11/05/08
Michele V. Lawson          10,000            310,800                   $10.00            11/05/08
Ronald A. Raymond          10,000            310,800                   $10.00            11/05/08

----------
(1) Represents options granted under the 1998 Plan. Such options vest over a four year period commencing one year from the date of grant.

STOCK OPTIONS HELD AT END OF 1998

         The following table indicates the total number and value of exercisable and unexercisable stock options held by each named Executive Officer as of December 31, 1998. No options were exercised by the Named Executive Officers during the year ended December 31, 1998.

                               NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                             OPTIONS AT FISCAL YEAR END            AT FISCAL YEAR END (1)
                           ------------------------------     -------------------------------
         NAME              EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
---------------------------------------------------------------------------------------------
Edward J. Lawson                0              16,000              0                  0
Michele V. Lawson               0              10,000              0                  0
Ronald A. Raymond               0              10,000              0                  0

(1) Based on the Nasdaq National Market last sale price for the Company's Common Stock on December 31, 1998.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 29, 1999, of (i) each of the shareholders of the Company owning more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group:

                                                    NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED(2)         PERCENTAGE OF CLASS
---------------------------------------           ---------------------         -------------------
Edward  J. Lawson (3)                                1,269,078                          37.4
Michele V. Lawson (4)                                1,269,078                          37.4
Ronald A. Raymond                                      318,659                           9.4
Patrick D. Doyle                                            --
Joseph A. Epstein                                           --
Wallace J. Hilliard                                    200,380                           5.9
Carla L. Leonard                                       166,740                           4.9
Bruce Simberg                                           33,348                           1.0
All directors and executive officers as a group
     (eight persons)                                 1,988,205                          58.6

----------
(1) The Address of each person named in the table is c/o 21st Century Holding Company, 4161 N.W. 5th Street, Plantation, Florida 33317.
(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.
(3)  Includes 634,539 shares of Common Stock held of record by Mrs. Lawson.
(4)  Includes 634,539 shares of Common Stock held of record by Mr. Lawson.
(5) Includes 194,950 shares of Common Stock held by a trust and 4,400 shares of Common Stock held in an individual retirement account.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES AND REDEMPTION OF COMMON STOCK

         In June 1997, the Company redeemed 33,348 shares of Common Stock held by Carla Leonard for cash consideration of $120,000.

         In December 1997, the Company sold 33,348 shares of Common Stock to Bruce Simberg in a private transaction for cash consideration of $120,000.

CORPORATE REORGANIZATION TRANSACTIONS

         In January 1997, the Company acquired all of the issued and outstanding capital stock of each of Assurance MGA, Federated Premium and Superior for cash consideration of $65,000, $42,500 and $2,500, respectively. Edward J. Lawson, Michele V. Lawson and Ronald A. Raymond were principal shareholders of Assurance MGA, Federated Premium and Superior.

         In January 1998, The Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of 954.124 shares of Common Stock to eight persons. Included in such shares were 377,481 shares of Common Stock issued to each of Edward J. Lawson and Michele V. Lawson, who were principal shareholders of seven of such corporations and 18,526 shares of Common Stock issued to Ronald a. Raymond, who was the principal shareholder of the eighth corporation.

         In February 1998, the Company acquired all of the issued and outstanding capital stock of one additional insurance agency in exchange for the issuance of 27,792 shares of Common Stock to five persons, including 6,948 shares of Common Stock issued to each of Edward J. Lawson and Michele V. Lawson, who were principal shareholders of the agency.

REAL ESTATE TRANSACTIONS

         In October 1997, the Company sold an office property housing one of its agencies to Edward J. Lawson and Michele V. Lawson for $255,000. In connection with the sale, the Company lent the Lawsons the sum of $200,000. Such loan is evidenced by a promissory note which matures in October 2002, bearing interest at the rate of 8.0% per annum and providing for monthly payments of principal and interest. The outstanding balance of the promissory note was $163,164 and $197,278 at December 31, 1998 and December 31, 1997, respectively. The promissory note is secured by a first mortgage lien on the property. The Company leases the property from the Lawsons at a rental of $3,000 per month, pursuant to a lease expiring in May 2001.

         The Company also leases a second insurance agency location from Edward
J. Lawson and Michele V. Lawson at a rental of $3,500 per month pursuant to a lease expiring in May 2001.

         In January 1999, the Company purchased the two agency locations from Mr. and Mrs. Lawson. Consideration for the purchase was cash of $442,000 and satisfaction of the mortgage balance of $163,000.

         Prior to the Company's consolidation of its executive offices and administrative operations, the Company leased a location from Ronald A. Raymond at a rental of $2,650 per month and two other locations from Edward J. Lawson and Michele V. Lawson at a rental of $6,500 per month.

         The Company believes that its transactions with Edward J. Lawson, Michele V. Lawson and Ronald A. Raymond are on terms at least as favorable as those the Company could secure from a non-affiliated third party.

OTHER TRANSACTIONS

         Bruce F. Simberg, a director of the Company, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg & Ganon, which renders legal services to the Company. In 1997 and 1998 the Company paid legal fees to Conroy, Simberg & Ganon for services rendered in the amount of $113,929 and $189,444, respectively.

APPROVAL OF AFFILIATED TRANSACTIONS

         The Company has adopted a policy that any transactions between the Company and its executive officers, directors, principal shareholders or their affiliates take place on an arms-length basis and require the approval of a majority of the independent directors of the company. The January 1999 transaction between the Company and Mr. and Mrs. Lawson was so approved.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT  DESCRIPTION
-------  -----------
 3.1     Form of Registrant's Amended and Restated Articles of Incorporation(1)
 3.2     Form of Registrant's Amended and Restated Bylaws(1)
 4.1     Specimen of Common Stock Certificate(1)
 4.2 Revised Representative's Warrant Agreement including form of Representative's Warrant(1)
10.1     Form of Stock Option Plan(1)*
10.2     Employment Agreement between the Registrant and Edward J. Lawson(1)*
10.3     Employment Agreement between the Registrant and Michele V. Lawson(1)*
10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers(1)*
10.5 Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., as amended(1)
10.6 Sale and Assignment Agreement between Federated Premium and FPF, Inc., as amended(1)
10.7     Reinsurance Agreement between Federated National and Transatlantic
         Re(1)
21.1     Subsidiaries of the Registrant(1)
27.1     Financial Data Schedule (SEC use only)

----------
 *       Management Compensation Plan or Arrangement
(1) Previously filed exhibit of the number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.

(B)      REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section D the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                   21ST HOLDING COMPANY

                                   By:  /s/ Edward J. Lawson
                                        ----------------------------------------
                                        Edward J. Lawson, Chairman of the Board,
                                        President and Chief Executive Officer

Dated:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration has been signed by the following persons in the capacities and on the date indicated.

         SIGNATURE                  TITLE                        DATE
         ---------                  -----                        ----
/s/   Edward J. Lawson      Chairman of the Board                March 30, 1999
-------------------------    President, Chief Executive
Edward J. Lawson             Officer (principal executive,
                             Financial and accounting officer)

/s/  Michele V. Lawson      Vice President-Agency Operations,    March 30, 1999
-------------------------    Treasurer and Director
Michele V. Lawson

/s/  Ronald A. Raymond      President, Federated National        March 30, 1999
-------------------------    and Director
Ronald A Raymond

/s/  Patrick D. Doyle       Director                             March 30, 1999
-------------------------
Patrick D. Doyle

/s/  Joseph A. Epstein      Director                             March 30, 1999
-------------------------
Joseph A. Epstein

/s/  Wallace J. Hilliard    Director                             March 30, 1999
-------------------------
Wallace J. Hilliard

/s/  Carla L. Leonard       Director                             March 30, 1999
-------------------------
Carla L. Leonard

/s/  Bruce Simberg          Director                             March 30, 1999
-------------------------
Bruce Simberg

21ST CENTURY HOLDING COMPANY

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditor's Report...........................................     F-2
Consolidated and Combined Balance Sheets
  as of December 31, 1998 and December 31, 1997........................     F-3
Consolidated and Combined Statements of Income
  For the years ended December 31, 1998 and 1997.......................     F-4
Consolidated and Combined Statements of Changes in
  Shareholders' Equity and Comprehensive Income
  For the years ended December 31, 1998 and 1997.......................     F-5
Consolidated and Combined Statements of Cash Flows
  For the years ended December 31, 1998 and 1997.......................     F-6
Notes to Consolidated and Combined Financial Statements................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
21st Century Holding Company:

We have audited the accompanying consolidated and combined balance sheets of 21st Century Holding Company (the "Company") as of December 31, 1998 and 1997, and the related consolidated and combined statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 1998 and 1997. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

KPMG LLP

Miami, Florida
March 30, 1999

                          21ST CENTURY HOLDING COMPANY

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                                        DECEMBER 31,
                                                                                    1998              1997
                                                                               ------------      ------------
                                 ASSETS
Available for sale at fair value:
Investments
  Fixed maturities .......................................................     $ 14,605,582        13,267,284
  Equity securities ......................................................        2,936,520         2,208,594
Mortgage loan ............................................................          163,164           283,712
                                                                               ------------      ------------
      Total investments ..................................................       17,705,266        15,759,590
                                                                               ------------      ------------
Cash and cash equivalents ................................................        2,250,061         1,684,450
Finance contracts receivable and auto title loans receivable, net of allowance for credit losses of $195,883 and $36,980,
  respectively ...........................................................        7,093,593         2,226,777
Prepaid reinsurance premiums .............................................        2,648,098         2,217,664
Due from reinsurers ......................................................        1,926,736         1,024,512
Deferred acquisition costs ...............................................           89,524           160,934
Deferred income taxes ....................................................        1,085,255           713,819
Property, Plant and Equipment net ........................................        1,763,254           385,730
Other assets .............................................................          866,335           535,410
Goodwill .................................................................        2,748,281           476,006
                                                                               ------------      ------------
      Total assets .......................................................     $ 38,176,403      $ 25,184,892
                                                                               ============      ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses ...............................     $  7,603,460         6,726,462
Unearned premiums ........................................................        8,534,320         7,499,742
Premium deposits .........................................................          492,422         1,341,556
Revolving credit outstanding .............................................        2,062,948         1,593,752
Bank overdraft ...........................................................        1,199,941           730,289
Unearned commissions .....................................................          586,592           645,594
Accounts payable and accrued expenses ....................................        1,932,950         1,040,809
Notes payable ............................................................          500,000           552,625
Drafts payable to insurance companies ....................................          295,947           269,160
Due to shareholders ......................................................                0            57,250
                                                                               ------------      ------------
      Total liabilities ..................................................       23,208,580        20,457,239
                                                                               ------------      ------------
Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares, issued and outstanding 3,350,000 and 1,042,121 shares,
    respectively .........................................................           33,500            10,421
  Common stock of $1 par value. Authorized, issued and
    outstanding 840 shares ...............................................             --                 840
  Additional paid-in capital .............................................       12,460,287         4,304,758
  Accumulated other comprehensive income .................................         (257,227)          124,677
  Retained earnings ......................................................        2,731,263           286,957
                                                                               ------------      ------------
      Total shareholders' equity .........................................       14,967,823         4,727,653
Commitments and contingencies
      Total liabilities and shareholders' equity .........................     $ 38,176,403        25,184,892
                                                                               ============      ============

See accompanying notes to consolidated and combined financial statements.

                          21ST CENTURY HOLDING COMPANY

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         DECEMBER 31,
                                                    1998              1997
                                                ------------      ------------
Revenue:
 Gross premiums written ...................     $ 21,195,144      $ 17,675,375
 Gross premiums ceded .....................       (6,628,270)       (4,659,378)
                                                ------------      ------------

     Net premiums written .................       14,566,874        13,015,997
Decrease in unearned premiums, net
 of prepaid reinsurance premiums ..........         (604,143)       (2,091,718)
                                                ------------      ------------
     Net premiums earned ..................       13,962,731        10,924,279
Commission income .........................        2,036,637         2,357,579
Finance revenue ...........................        1,825,268           220,434
Net investment income .....................          983,592         1,047,348
Net realized investment gains (losses) ....          441,810           (19,395)
Other income ..............................        1,418,429         1,218,895
                                                ------------      ------------
     Total revenue ........................       20,668,467        15,749,140
                                                ------------      ------------
Expenses:
 Losses and loss adjustment expenses ......        9,133,332         7,414,151
 Operating and underwriting expenses ......        4,291,613         3,300,713
 Salaries and wages .......................        4,042,226         3,148,558
 Amortization of deferred acquisition
     costs ................................          179,057           343,716
 Amortization of goodwill .................          239,619            38,102
                                                ------------      ------------
     Total expenses .......................       17,885,847        14,245,240
                                                ------------      ------------
     Income before provision for income
        tax expense .......................        2,782,620         1,503,900
Provision for income tax expense ..........          965,000           339,369
                                                ------------      ------------
     Net income ...........................     $  1,817,620      $  1,164,531
                                                ============      ============
     Net income per share .................     $       0.79      $       0.55
                                                ============      ============
     Net income per share--
        assuming dilution .................     $       0.79      $       0.55
                                                ============      ============
Pro forma information: (Unaudited)
 Historical income before provisions for
   income tax expense .....................             --           1,503,900
 Pro forma income tax expense .............             --             524,043
 Pro forma net income .....................             --             979,857
 Pro forma net income per share (basic) ...             --                0.46
 Pro forma net income per share (diluted) .             --                0.46
 Weighted average shares outstanding
   (basic) ................................             --           2,100,000
 Weighted average shares outstanding
   (diluted) ..............................             --           2,100,000

See accompanying notes to the consolidated and combined financial statements.

                          21ST CENTURY HOLDING COMPANY

     CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             ACCUMULATED
                                                                            ADDITIONAL          OTHER
                                            COMPREHENSIVE      COMMON         PAID-IN       COMPREHENSIVE        RETAINED
DESCRIPTION                                     INCOME         STOCK          CAPITAL        INCOME (LOSS)       EARNINGS
-----------                                 -------------    ----------     ----------      --------------       --------
Balance as of December 31, 1996...........                      26,930       4,598,595         (20,721)          (795,089)
 Capital contributions....................                          --         222,500              --                 --
 Acquisition and consolidation of
   affiliates previously combined.........                     (15,669)       (359,399)             --            375,068
 Distributions to affiliated
   corporations' shareholders.............                          --              --              --           (457,553)
 Distributions to shareholders............                          --        (156,938)             --                 --
 Net income...............................      1,164,531           --              --              --          1,164,531
Net appreciation on investments,
    net of reclassification adjustment
    net of tax of.........................        145,398           --              --          145,398                --
                                                ---------
 Comprehensive Income.....................      1,309,929
                                                =========      -------     -----------        ---------        ----------
Balance as of December 31, 1997...........                      11,261       4,304,758          124,677           286,957
 Acquisition and consolidation of
   affiliates previously combined.........                       9,739         358,687               --           626,686
 Distributions to shareholders............                          --        (100,000)              --                --
 Net income...............................      1,817,620           --              --               --         1,817,620
 Net depreciation on investments,
    net of tax of                                (381,904)                                     (381,904)
                                                ---------
    Comprehensive Income                        1,435,716
                                                =========
Net Proceeds from relating to IPO.........                      12,500       7,896,842
                                                               -------     -----------        ---------        ----------
 Balance as of December 31, 1998..........                     $33,500     $12,460,287        $(257,227)       $2,731,263
                                                               =======     ===========        =========        ==========


                                                TOTAL
                                            STOCKHOLDERS'
DESCRIPTION                                    EQUITY
-----------                                 -------------
Balance as of December 31, 1996...........    3,809,715
 Capital contributions....................      222,500
 Acquisition and consolidation of
   affiliates previously combined.........           --
 Distributions to affiliated
   corporations' shareholders.............     (457,553)
 Distributions to shareholders............     (156,938)
 Net income...............................    1,164,531
Net appreciation on investments,
    net of reclassification adjustment
    net of tax of.........................      145,398

 Comprehensive Income.....................
                                            -----------
Balance as of December 31, 1997...........    4,727,653
 Acquisition and consolidation of
   affiliates previously combined.........      995,112
 Distributions to shareholders............     (100,000)
 Net income...............................    1,817,620
 Net depreciation on investments,
    net of tax of                              (381,904)

    Comprehensive Income

Net Proceeds from relating to IPO.........    7,909,342
                                            -----------
 Balance as of December 31, 1998..........  $14,967,823
                                            ===========

See accompanying notes to consolidated and combined financial statements.

                          21ST CENTURY HOLDING COMPANY

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                              1998              1997
                                                                                          ------------      ------------
Cash flow from operating activities:
  Net income ........................................................................     $  1,817,620      $  1,164,531
  Adjustments to reconcile net income to net cash flow used in operating activities:
    Amortization of investment premiums .............................................            6,759             1,175
    Depreciation and amortization ...................................................           54,089            50,935
    Amortization of goodwill ........................................................          239,619            38,102
    Deferred income tax expense .....................................................         (143,226)          105,291
    Loss (gain) on sale of investment securities ....................................         (441,810)           19,395
    Gain on sale of property and equipment ..........................................             --             (11,433)
    Provision for credit losses .....................................................          158,903            38,362
    Changes in operating assets and liabilities:
     Finance contracts receivables and auto title loans receivable ..................       (5,025,719)       (1,674,974)
     Prepaid reinsurance premiums ...................................................         (430,434)          707,320
     Due from reinsurers ............................................................         (902,224)         (484,134)
     Deferred acquisition costs .....................................................           71,410          (338,322)
     Other assets ...................................................................         (330,925)         (319,626)
     Unpaid losses and loss adjustment expenses .....................................          876,998           492,502
     Unearned premiums ..............................................................        1,034,578         1,255,201
     Premium deposits ...............................................................         (849,134)          398,826
     Revolving credit outstanding ...................................................          469,196         1,593,752
     Unearned commissions ...........................................................          (59,001)           37,700
     Accounts payable and accrued expenses ..........................................          892,141           770,880
     Drafts payable to insurance companies ..........................................           26,787           269,160
                                                                                          ------------      ------------
      Net cash flow (used in) provided by operating activities ......................       (2,534,373)        4,114,643
                                                                                          ------------      ------------
Cash flow from investing activities:
  Proceeds from sale of investment securities available for sale ....................       39,841,097        21,088,211
  Purchases of investment securities available for sale .............................      (42,087,422)      (24,469,367)
  Loans from Shareholders ...........................................................           31,000              --
  Cost of mortgage loan .............................................................             --            (200,000)
  Sale of mortgage loan .............................................................          120,548            89,421
  Acquisition of affiliates previously combined .....................................             --             (80,175)
  Purchases of property and equipment ...............................................       (1,431,608)         (102,073)
  Proceeds from sales of property and equipment .....................................             --             314,874
  Acquisitions of Agencies ..........................................................       (4,626,325)             --
                                                                                          ------------      ------------
      Net cash flow used in investing activities ....................................       (4,626,385)       (3,359,109)
                                                                                          ------------      ------------
Cash flow from financing activities:
  Bank overdraft ....................................................................          469,652           211,477
  Capital contribution ..............................................................                0           222,500
  Distributions to shareholders .....................................................         (100,000)         (457,553)
  Net proceeds from IPO .............................................................        7,909,342              --
  Borrowings from bank ..............................................................             --             431,000
  Repayment of indebtedness .........................................................         (552,625)         (710,146)
                                                                                          ------------      ------------
      Net cash flow (used in) provided by financing activities ......................        7,726,369          (302,722)
                                                                                          ------------      ------------
      Net increase in cash and cash equivalents .....................................          565,611           452,812
Cash and cash equivalents at beginning of year ......................................        1,684,450         1,231,638
                                                                                          ------------      ------------
Cash and cash equivalents at end of year ............................................     $  2,250,061      $  1,684,450
                                                                                          ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest .........................................................................     $    322,313      $     21,758
                                                                                          ============      ============
   Income taxes .....................................................................     $    226,047      $     26,211
                                                                                          ============      ============
  Cash received during the year from:
   Income taxes .....................................................................     $       --        $     61,000
                                                                                          ============      ============

See note 2(a) regarding non-cash financing and investing activities

See accompanying notes to consolidated financial statements

                          21ST CENTURY HOLDING COMPANY

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(1) ORGANIZATION AND BUSINESS

         The accompanying consolidated and combined financial statements include the accounts of 21st Century Holding Company and its wholly owned subsidiaries and those entities which are under common control through common ownership (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company's Federated National Insurance Company ("Federated National") subsidiary underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, auto title loans and other ancillary services to its customers.

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

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of shares of common stock. The financial statements of these entities have been presented in the combined statements of the Company based on the common control of ownership interest. The minority interest relative to the ownership of the affiliated corporations, whose results are combined prior to their acquisition on January 1, 1998, was accounted for as a component of equity of the Company. This treatment was applied because the minority interest was in a deficit position due to distributions to shareholders in excess of basis and deemed uncollectible from the unaffiliated shareholders. The acquisition of the minority interest in the affiliated corporations was accounted for by the purchase method. The aggregate acquisition price was allocated to the portion of the net identifiable assets pertaining to the minority interest based on their fair value. The allocation of the acquisition price to the minority interest's net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1,035,000 and eliminated the minority interest deficit of approximately $113,000. The acquisition of the net retained deficit of the affiliated corporations which are presented on a combined basis and the elimination of their common stock resulted in the net credit to the equity of the Company of approximately $995,000. The issuance of $100,000 to individuals of the control group for their shares in these entities, was recorded as a distribution in the statement of changes in shareholders' equity.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

         In November 1998, the company consummated an initial public offering (the "IPO") of 1,250,000 shares of its Common Stock at a price of $7.50 per share. Proceeds from the IPO, which were approximately $7.9 million net of underwriting costs and expenses of the offering, have been and are being used for contributions to Federated National's capital, repayment of debt under the Company's credit facility (the "Credit Facility"), the financing of acquisitions, working capital and other general corporate purposes.

         In December 1998, the Company consummated an asset acquisition of 18 agencies in exchange for $1.1 million in cash and a $500,000 note payable. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1.4 million.

         Amounts included herein and referring to 1997 have been restated from those previously filed in conjuction with the Company's initial public offering filed on Form SB-2. Amounts restated have been identified in the Company's Form 10-QSB for the quarter ended September 30, 1998.

  (B) CASH AND CASH EQUIVALENTS

         The Company considers all short-term highly liquid investments with original maturities of three months or less to be cash equivalents.

  (C) INVESTMENTS AVAILABLE FOR SALE

         All of the Company's investment securities have been classified as available-for-sale because all of the Company's securities are available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale on the balance sheet are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of shareholders' equity, net of related deferred income taxes.

         A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the years ending December 31, 1998 and 1997, the realized losses for declines in fair value deemed to be other than temporary were $51,570 and $0, respectively and is reported as a component of net realized investment gains (losses).

         Premiums and discounts are amortized or accreted, respectively, over the life of the related fixed maturity security as an adjustment to yield using a method that approximates yield to maturity. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

  (D) PREMIUM REVENUE

         Premium revenue on property and casualty insurance is earned on a pro rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy terms.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

  (E) DEFERRED ACQUISITION COSTS

         Deferred acquisition costs represent commissions paid to the Company's agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceding premium commission earned from reinsurers and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

An analysis of deferred acquisition costs follows:

                                          DECEMBER 31
                                      1998           1997
                                    ---------      ---------
Balance, beginning of period ..     $ 160,934      $(177,389)
Acquisition costs deferred ....       107,647        682,039
    Amortized to expense during
     the period ...............      (179,057)      (343,716)
                                    ---------      ---------
    Balance, end of period ....     $  89,524      $ 160,934
                                    =========      =========

  (F) PREMIUM DEPOSITS

         Premium deposits represent premiums received on policies not yet written. The Company takes approximately 35 working days to write the policy from the date the cash and policy application are received.

  (G) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are provided for through the establishment of liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon the Company's assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported ("IBNR"). Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries which totaled $329,172 and $341,118, net of reinsurance, at December 31, 1998 and 1997, respectively.

         The estimates of unpaid losses and loss adjustment expenses are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

         There can be no assurance that the Company's unpaid losses and loss adjustment expenses will be adequate to cover actual losses. If the Company's unpaid losses and loss adjustment expenses prove to be inadequate, the Company will be required to increase the liability with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. Future loss experience substantially in excess of the established unpaid losses and loss adjustment expenses could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company does not discount unpaid losses and loss adjustment expenses for financial statement purposes.

  (H) COMMISSION INCOME

         Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. Commission income is earned on a pro rata basis over the life of the policies. Unearned commissions represent the portion of the commissions related to unexpired policy terms.

  (I) FINANCE REVENUE

         Interest and service income, resulting from the financing of insurance premiums and auto title loans, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

  (J) CREDIT LOSSES

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses in the existing finance contracts receivables and auto title loans receivable.

  (K) POLICY FEES

         Policy fees represent a $25 non-refundable application fee for insurance coverage, which is intended to reimburse the Company for the incurred cost. The fees are recognized as income when charged and are included in other income.

  (L) REINSURANCE

         The Company recognizes the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. The Company is reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom the Company believes to be financially sound. The Company's reinsurance is primarily ceded to Transatlantic Re, an A++ rated reinsurance company, on a quota share basis. At December 31, 1998, all reinsurance recoverables are considered collectible.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

  (M) INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Pro forma income taxes presented for 1997 represents the total of historical income taxes that would have been reported had the respective entities filed income tax returns as a taxable C corporation for each of the periods presented.

  (N) CONTINGENT REINSURANCE COMMISSION

         The Company's reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a contingent liability, included in due from reinsurers, for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

  (O) CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of premiums receivable, amounts due from reinsurers on unpaid losses and auto title loans. The Company has not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. The Company has not experienced significant losses related to auto title loans. Management believes no credit risk beyond the amounts provided for collection losses is inherent in the Company's premiums receivable or auto title loans. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly reviews the financial strength of all reinsurers used.

  (P) DUE FROM FLORIDA JOINT UNDERWRITING ASSOCIATION (THE "ASSOCIATION") PARTICIPATION

         The amount recorded as a component of other assets represents the Company's proportionate share of the net assets of the Association. The Company's proportionate share of premiums, losses, loss expenses, and other related items is recorded and presented in their respective accounts in the accompanying consolidated and combined financial statements.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

  (Q) ACCOUNTING CHANGES

         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net unrealized holding gains (losses) on investments available for sale. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the consolidated and combined balance sheets.

         Effective December 31, 1998, the Company adopted FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Adoption of this statement did not impact the Company's results of operations or financial position.

  (R) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings, to the extent the derivatives are not effective as hedges. This statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption.

         In December 1997, the Accounting Standards Executive Committee issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments," which requires entities to recognize liabilities for insurance related assessments when such assessments are probable and the amount of the assessment can be reasonably estimated. The Statement of Position is effective for fiscal years beginning after December 15, 1998.

         Adoption of these statements is not expected to have a material impact on the Company's results of operations or financial position.

  (S) USE OF ESTIMATES

         The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

         Similar to other property and casualty insurers, the Company's liability for unpaid losses and loss adjustment expenses, although supported by actuarial projections and other data is ultimately based on management's reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of the Company's deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated and combined financial statements.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES-(CONTINUED)

  (T) NATURE OF OPERATION

         The following is a description of the most significant risks facing the Company and how it mitigates those risks:

         (I) LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in the state of Florida, it is more exposed to this risk than some of its more geographically balanced competitors.

         (II) CREDIT RISK--the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance agreements with a number of reinsurers, and by providing for any amounts deemed uncollectible.

         (III) INTEREST RATE RISK--the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company attempts to mitigate this risk by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities.

  (U) FAIR VALUE

         The fair value of the Company's investments are estimated based on bid prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 1998. Changes in interest rates subsequent to December 31, 1998 may affect the fair value of the Company's investments. Refer to Note 3(a) for details.

         The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 1998 and December 31, 1997 because of their short-term nature: cash and cash equivalents, finance contracts receivable, and auto title loans receivable, due from reinsurers, prepaid reinsurance premiums, unearned premiums, finance contracts payable and notes payable.

         The fair value of mortgage loans is estimated using the present value of future cash flows based on the market rate for similar types of loans. Carrying value approximates market value as rates used are commensurate with market rate.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

  (V) GOODWILL

         Goodwill, representing the excess of cost over the fair value of assets acquired and the cost of a purchased book of business, is amortized on a straight-line basis over seven years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1998.

  (W) PRO FORMA NET INCOME

         Pro forma net income represents the results of operations for the year ended December 31, 1997, adjusted to reflect a provision for income tax on historical income before income taxes which gives effect to the change in the affiliated corporations' income tax status to C corporations.

   (X) STOCK OPTION PLAN

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

  (Y) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight line method over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures 7 years.

  (Z) RECLASSIFICATION

         Certain 1997 financial statement amounts have been reclassified to conform with 1998 presentation.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(3) INVESTMENTS

  (A) FIXED MATURITIES AND EQUITY SECURITIES

         A summary of the amortized cost, estimated fair value, gross unrealized gains and gross unrealized losses of fixed maturities and equity securities at December 31, 1998 and December 31, 1997 is as follows:

                                                                              GROSS           GROSS
                                                            AMORTIZED       UNREALIZED      UNREALIZED      ESTIMATED
                                                              COST            GAINS           LOSSES       FAIR VALUE
                                                           -----------     -----------     -----------     -----------
DECEMBER 31, 1998
Fixed Maturities:
 U.S. treasury securities and obligations
    of U.S. government corporations
    and agencies .....................................     $         0     $         0     $         0     $         0
 Mortgage-backed securities ..........................         379,494            --             6,969         372,525
 Obligations of states and political
    subdivisions .....................................      10,926,135         111,983          62,118      10,976,000
 Corporate securities ................................       3,264,047          48,163          55,153       3,257,057
                                                           -----------     -----------     -----------     -----------
                                                           $14,569,676     $   160,146     $   124,240     $14,605,582
                                                           ===========     ===========     ===========     ===========
Equity Securities:
 Preferred stocks ....................................     $ 1,507,041     $    44,595     $    11,590     $ 1,540,046
 Common stocks .......................................       1,882,943          15,142         501,611       1,396,474
                                                           -----------     -----------     -----------     -----------
                                                           $ 3,389,984     $    59,737     $   513,201     $ 2,936,520
                                                           ===========     ===========     ===========     ===========

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

3) INVESTMENTS (CONTINUED)

  (A) FIXED MATURITIES AND EQUITY SECURITIES

                                                                             GROSS           GROSS
                                                           AMORTIZED       UNREALIZED      UNREALIZED       ESTIMATED
                                                             COST            GAINS           LOSSES        FAIR VALUE
                                                          -----------     -----------     -----------     -----------
DECEMBER 31, 1997
Fixed Maturities:
 U.S. treasury securities and obligations
    of U.S. government corporations
    and agencies ....................................     $ 7,291,936     $   105,335     $     3,135     $ 7,394,136
 Mortgage-backed securities .........................         519,439            --             3,473         515,966
 Obligations of states and political
    subdivisions ....................................       4,422,736         109,601            --         4,532,337
 Corporate securities ...............................         804,420          21,029             604         824,845
                                                          -----------     -----------     -----------     -----------
                                                          $13,038,531     $   235,965     $     7,212     $13,267,284
                                                          ===========     ===========     ===========     ===========
Equity Securities:
 Preferred stocks ...................................     $ 1,089,268     $    10,613     $     2,749     $ 1,097,132
 Common stocks ......................................       1,159,826           3,706          52,070       1,111,462
                                                          -----------     -----------     -----------     -----------
                                                          $ 2,249,094     $    14,319     $    54,819     $ 2,208,594
                                                          ===========     ===========     ===========     ===========

         A summary of fixed maturities available for sale at December 31, 1998 and December 31, 1997 are shown below by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1998               DECEMBER 31, 1997
                                                             AMORTIZED       ESTIMATED       AMORTIZED       ESTIMATED
                                                                COST        FAIR VALUE          COST        FAIR VALUE
                                                            -----------     -----------     -----------     -----------
Due in one year or less ...............................     $         0     $         0     $   275,850     $   275,358
Due after one year through
 five years ...........................................         400,403         423,402       2,200,570       2,229,280
Due after five years through ten
 years ................................................       4,688,377       4,693,108       5,491,936       5,592,622
Due after ten years ...................................       9,480,896       9,489,072       5,070,175       5,170,024
                                                            -----------     -----------     -----------     -----------
                                                            $14,569,676     $14,605,582     $13,038,531     $13,267,284
                                                            ===========     ===========     ===========     ===========

A summary of the sources of net investment income follows:

                                                      YEARS ENDED DECEMBER 31,
                                                       1998             1997
                                                   -----------      -----------
Fixed maturities .............................     $   878,319      $   816,904
Equity securities ............................          94,144          146,942
Cash and cash equivalents ....................           2,886           38,463
Other ........................................          23,659           63,726
                                                   -----------      -----------
   Total investment income ...................         999,008        1,066,035
Less investment expenses .....................         (15,416)         (18,687)
                                                   -----------      -----------
   Net investment income .....................     $   983,592      $ 1,047,348
                                                   ===========      ===========

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(3) INVESTMENTS--(CONTINUED)

         Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 1998 and 1997 were $39,841,097 and $21,088,211, respectively.

A summary of realized gains (losses) and increases (decreases) in net unrealized gains (losses) follows:

                                             YEARS ENDED DECEMBER 31,
                                                1998           1997
                                             ---------      ---------
 Net realized gains (losses):
 Fixed maturities ......................     $ 222,645      $  18,891
 Equity securities .....................       219,165        (33,798)
 Other .................................          --             --
 Cash and cash equivalents .............          --           (4,488)
                                             ---------      ---------
    Total ..............................     $ 441,810      $ (19,395)
                                             =========      =========
Change in net unrealized gains (losses):
 Fixed maturities ......................     $(192,847)     $ 203,504
 Equity securities .....................      (412,964)        16,144
                                             ---------      ---------
    Total ..............................     $(605,811)     $ 219,648
                                             =========      =========

   (B) MORTGAGE LOANS

         The amount represents outstanding balances from related party transactions. Refer to note 14 for details.

(4) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1998 and 1997 consist of the following:

                                            1998             1997
                                        -----------      -----------
Land ..............................         155,000          155,000
Building and Improvements .........       1,218,143           68,885
Furniture and Fixtures ............         663,488          381,133
                                        -----------      -----------
                                          2,036,631          605,018
Accumulated Depreciation ..........        (273,377)        (219,288)
                                        -----------      -----------
                                        $ 1,763,254      $   385,730
                                        ===========      ===========

         Total depreciation on property, plant, and equipment was $54,089 and $50,028 during 1998 and 1997 respectively.

(5) REINSURANCE

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

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(5) REINSURANCE--(CONTINUED)

The impact of reinsurance on the financial statements is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                      1998             1997
                                                  ------------     ------------
Premiums written:
   Direct ...................................     $ 21,195,144     $ 17,675,375
   Ceded ....................................       (6,628,270)      (4,659,378)
                                                  ------------     ------------
                                                  $ 14,566,874     $ 13,015,997
Premiums earned:
   Direct ...................................     $ 20,160,566     $ 16,420,172
   Ceded ....................................       (6,197,835)      (5,495,893)
                                                  ------------     ------------
                                                  $ 13,962,731     $ 10,924,279
Losses and loss adjustment expenses incurred:
   Direct ...................................     $ 12,885,795     $ 11,241,218
   Ceded ....................................       (3,752,463)      (3,827,067)
                                                  ------------     ------------
                                                  $  9,133,332     $  7,414,151
                                                  ============     ============

                                                       AS OF DECEMBER 31,
                                                    1998             1997
                                                -----------      -----------
Unpaid losses and loss adjustment expenses:
   Direct .................................     $ 7,603,460      $ 6,726,462
   Ceded ..................................      (2,237,688)      (2,090,998)
                                                -----------      -----------
                                                $ 5,365,772      $ 4,635,464
                                                ===========      ===========
Unearned premiums:
   Direct .................................     $ 8,534,320      $ 7,499,742
   Ceded ..................................      (2,648,098)      (2,217,664)
                                                -----------      -----------
                                                $ 5.886,222      $ 5,282,078
                                                ===========      ===========

         The Company received approximately $2.0 million and $1.4 million in commissions on premiums ceded during the years ended December 31, 1998 and December 31, 1997. Had all of the Company's reinsurance agreements been canceled at December 31, 1998, the Company would have returned a total of approximately $356,000 in contingent reinsurance commissions to its reinsurers; in turn, its reinsurers would have returned approximately $2.6 million in unearned premiums to the Company.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(5) REINSURANCE--(CONTINUED)

         At December 31, 1998 and December 31, 1997, the Company had an unsecured aggregate recoverable for losses paid, unpaid losses and loss adjustment expenses including IBNR and unearned premiums with the following companies:

                                                                          DECEMBER 31,
                                                                    1998             1997
                                                                 -----------      -----------
Transatlantic Reinsurance Company (A++A.M. Best Rated):
   Unearned premiums .......................................     $ 2,218,734      $ 2,119,819
   Reinsurance recoverable on loss payments ................       1,495,035          717,569
   Unpaid losses and loss adjustment liability .............       2,173,174        2,090,998
                                                                 -----------      -----------
                                                                   5,886,943        4,928,386
Other:
   Unearned premium ........................................         429,364           97,845
                                                                 -----------      -----------
                                                                 $ 6,316,307      $ 5,026,231
                                                                 ===========      ===========
Amounts due from reinsurers consisted of amounts related to:
   Unpaid losses and loss adjustment expense ...............     $ 2,237,688      $ 2,090,998
   Paid losses and loss adjustment expense .................       1,514,262          717,569
   Reinsurance payable .....................................      (1,469,273)      (1,114,520)
   Contingent ceded commissions payable.....................        (355,941)        (669,535)
                                                                 -----------      -----------
                                                                 $ 1,926,736      $ 1,024,512
                                                                 ===========      ===========

(6) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(6) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES--(CONTINUED)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                           DECEMBER 31,
                                                       1998             1997
                                                   -----------      -----------
Balance at January 1 .........................     $ 6,726,462      $ 6,233,962
 Less reinsurance recoverables ...............      (2,090,998)      (1,701,685)
                                                   -----------      -----------
   Net balance at January 1 ..................     $ 4,635,464      $ 4,532,277
                                                   ===========      ===========
Incurred related to:
 Current year ................................     $ 9,403,866      $ 7,612,167
 Prior years .................................        (270,534)        (198,016)
                                                   -----------      -----------
   Total incurred ............................     $ 9,133,332      $ 7,414,151
                                                   ===========      ===========
Paid related to:
 Current year ................................     $ 5,700,515      $ 4,458,527
 Prior years .................................       2,702,509        2,852,437
                                                   -----------      -----------
   Total paid ................................     $ 8,403,024      $ 7,310,964
                                                   ===========      ===========
Net balance at year end ......................     $ 5,365,772      $ 4,635,464
 Plus reinsurance recoverables ...............       2,237,688        2,090,998
                                                   -----------      -----------
   Balance at year end .......................     $ 7,603,460      $ 6,726,462
                                                   ===========      ===========

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

(7) NOTES PAYABLE

The following is a summary of outstanding debt at December 31, 1998 and December 31, 1997:

                                                                                  DECEMBER 31,
                                                                               1998         1997
                                                                             --------     --------
Notes payable:
   Line of credit, expiration date December 30, 1998, interest only at
      1.25% over bank's variable base rate is due monthly (bank's base rate at December 31, 1997 was 10%). Line is collateralized
      by all assets of 21st Century Holding Company ....................     $      0     $400,000
   Bank loan, principal and interest due February 1998, interest at
      18.00%. Note is collateralized by finance contracts receivables of
      Federated Premium Finance, Inc. ..................................            0      152,625
                                                                             --------     --------
    Unsecured note payable in the amount of $500,000 at 6% interest
      Due on January 1, 2000 ...........................................      500,000            0
                                                                             --------     --------
                                                                             $500,000     $552,625
                                                                             ========     ========

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(8) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $4.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement loan is the prime rate plus 1.75 percent, which amounted to 9.5% at December 31, 1998. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's assigned finance contracts receivables. The Revolving Agreement expires on September 30, 2000. Outstanding borrowings under the Revolving Agreement as of December 31, 1998 and 1997 were $2,062,948 and $1,593,752, respectively, and interest expense for the years ended December 31, 1998 and 1997 totaled $287,175 and $12,702, respectively. At December 31, 1998 and 1997, the Company was in compliance with all covenants under the Revolving Agreement. In January 1999, the maximum credit commitment was increased to $5.0 million and the annual interest rate was changed to the prime rate plus .75 percent.

(9) INCOME TAXES

         A summary of the provision (benefit) for income tax expense for the years ended December 31, 1998 and 1997 is as follows:

                                              DECEMBER 31,
                                              ------------
                                          1998           1997
                                        ---------      ---------
Federal:
  Current .........................     $ 929,938      $ 195,623
  Deferred ........................      (129,410)        99,604
                                        ---------      ---------
                                          800,528        295,227
                                        ---------      ---------
State:
  Current .........................       178,288         38,454
  Deferred ........................       (13,816)         5,688
                                        ---------      ---------
                                          164,472         44,142
                                        ---------      ---------
                                        $ 965,000      $ 339,369
                                        =========      =========

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(9) INCOME TAXES--(CONTINUED)

         The actual income tax expense differs from the "expected" income tax expense for the years ended December 31, 1998 and 1997 (computed by applying U.S. federal tax rate of 34 percent to income before provision for income tax expense) as follows:

                                                           DECEMBER 31,
                                                       1998           1997
                                                    ---------      ---------
Computed "expected" tax expense,
  at federal rate ..............................    $ 946,091      $ 512,111
 Effect of S corporation income ................         --         (184,674)
 State tax expense .............................      100,796         32,260
 Tax-free interest .............................     (122,583)       (40,000)
 Goodwill ......................................       90,169         10,035
 Other, net ....................................      (49,473)         9,637
                                                    ---------      ---------
 Income tax expense, as reported ...............    $ 965,000      $ 339,369
                                                    =========      =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                     DECEMBER 31,
                                                                 1998           1997
                                                              ----------     ----------
Deferred tax assets:
   Unpaid losses and loss adjustment expenses ...........     $  222,105     $  191,876
   Unearned premiums ....................................        442,997        397,529
   Unrealized loss on investments available for sale ....        157,127           --
   Allowance for credit losses ..........................         67,734         15,052
   Unearned Commissions .................................        220,735        242,937
   Other ................................................         17,473           --
                                                              ----------     ----------
     Total gross deferred tax assets ....................      1,128,171        847,394
     Less valuation allowance ...........................           --             --
                                                              ----------     ----------
     Net deferred tax assets ............................     $1,128,171     $  875,947
                                                              ----------     ----------
 Deferred tax liabilities:
   Unrealized gain on investments available for sale ....           --           71,083
   Deferred acquisition costs ...........................         33,688         60,834
   Depreciation .........................................          9,228           --
   Other.................................................           --            1,658
                                                              ----------     ----------
     Total gross deferred tax liabilities ...............         42,916        133,575
                                                              ----------     ----------
     Net deferred tax asset .............................     $1,085,255     $  713,819
                                                              ==========     ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 1998 and 1997, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

         To retain its certificate of authority, the Florida Insurance Code (the "Code") requires that Federated National maintain capital and surplus equal to the greater of 10 percent of its liabilities or the 1998 statutory minimum capital and surplus requirement of $2,250,000 as defined in the Code. The Company is also required to adhere to prescribed premium-to-surplus ratios. The Company is in compliance with these requirements as of December 31, 1998. As of December 31, 1998, to meet regulatory requirements, the Company had a certificate of deposit in the amount of $250,000 pledged to the Insurance Commissioner of the State of Florida (the "Commissioner").

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Insurance if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains of (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance of (ii) 30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 1998.

         Under these laws, Federated National is not permitted to pay dividends to the Company in 1999 without prior regulatory approval. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. Further, there can be no assurance that, if requested, that the Florida Department of Insurance will allow any dividends to be paid by Federated National.

The Company is required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1998, based on calculations using the appropriate NAIC formula, The Company's total adjusted capital is in excess of ratios, which would require any form of regulatory action.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS-(CONTINUED)

         Pursuant to a consent order issued in conjunction with the Company's authorization to underwrite mobile home insurance (the "Consent Order"), the Company's growth is subject to regulatory limits on the amount of premiums it can underwrite. In 1998, Federated National may only underwrite $21 million in direct written premiums and $14 million in total net written premiums. In 1999, Federated National is limited to $24 million and $15 million, respectively. Federated National also is required to maintain a minimum capital surplus to support its underwriting program. In 1998 and 1999, Federated National is required to have capital surplus of $4.7 million and $5.9 million, respectively. The premium limits and capital surplus requirements impact Federated National's potential growth. Federated National's ability to exceed these limitations will be subject to the prior approval of the Florida Department of Insurance. . At December 31, 1998, Federated National's capital surplus was $7.3 million. . The Florida Department of Insurance has indicated in writing its willingness to modify the Consent Order and increase Federated National's underwriting authority. The Company is currently negotiating with the Department of Insurance. However, there can be no assurance that the Company will obtain the approval of the Florida Department of Insurance to exceed the underwriting limitations or that it will not be subject to other regulatory limits on the amount of premiums it can underwrite.

         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Department of Insurance of the State of Florida. Federated National's statutory capital and surplus was $7,281,326 and $4,112,265 as of December 31, 1998 and 1997, respectively. The Company's statutory net income was $1,390,110 and $591,090 for the year ended December 31, 1998 and 1997, respectively.

(11) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

The Company, as a direct premium writer in the state of Florida, is required to participate in certain risk pools. Participation in these pools is based on the Company's written premium by line of business to total premiums written statewide by all insurers. Participation may impact the Company's financial position or results of operations.

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(12) LEASES

         The Company leases office space under various lease agreements with expirations dates through September 2016. Rental expense associated with operating leases is charged to expense in the year incurred. Rental expenses for 1998 and 1997 was approximately $539,356 and $392,486, respectively.

At December 31, 1998, the minimum aggregate rental commitments are as follows:

         FISCAL YEAR                LEASES
         ---------------------------------
         1999                      $743,872
         2000                       709,861
         2001                       582,463
         2002                       426,566
         2003                       311,540
         Thereafter                 757,416
                                 ----------
         Total                   $3,531,718

(13) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consist of underwriting through Federated National, managing general agent through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and auto title loans through Florida State Discount Auto Title Loans. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds and short-term auto title loans and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century (holding company).

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(13) SEGMENT INFORMATION (CONTINUED)

Information regarding components of operations for the years ended December 31 follows:

                                                    1998              1997
                                                ------------      ------------
TOTAL REVENUES
    Insurance Segment
         Earned Premiums                          13,962,731        10,924,279
         Investment Income                         1,451,464         1,027,953
         Adjusting Income                            909,019           773,959
         MGA Fee Income                              971,794           819,576
         Commission Income                         3,122,492         3,111,092
         Miscellaneous Income                        426,990           329,953
                                                ------------      ------------
                  Total Insurance Revenue         20,844,499        16,986,812
                                                ============      ============
    Financing Segment:
         Premium Finance Income                    1,608,145           220,434
         Title Loan Interest                         217,122                 0
         Investment Income                             9,450                 0
         Miscellaneous Income                         13,525            29,433
                                                ------------      ------------
                  Total Financing Revenues         1,848,242           249,867
                                                ============      ============
    All Other
         Total All Other                             535,118            63,057
                                                ============      ============
                  Total Operating Segments        23,227,859        17,299,736
         Intercompany Eliminations                (2,559,392)       (1,550,596)
                                                ------------      ------------
         Total Revenues                         $ 20,668,467      $ 15,749,140
                                                ============      ============
EARNINGS BEFORE INCOME TAXES
         Insurance Segment                         2,663,740         1,512,838
         Financing Segment                           619,461           (14,023)
         All Other                                  (497,724)            5,085
                                                ------------      ------------
                  Total Operating Segments         2,803,477         1,503,900
         Intercompany Eliminations                    (2,857)                0
                                                ------------      ------------
         Total Earnings before Income Taxes     $  2,800,620      $  1,503,900
                                                ============      ============
TOTAL ASSETS
         Insurance Segment                      $ 28,706,376      $ 22,288,678
         Finance Segment                           7,076,524         2,279,388
         All Others                                4,523,632           987,799
                                                ------------      ------------
         Total Operating Segments                 40,306,532        25,555,865
         Intercompany Eliminations                (2,130,129)         (370,973)
                                                ------------      ------------
         TOTAL ASSETS                           $ 38,176,403      $ 25,184,892
                                                ============      ============

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(14) RELATED PARTY TRANSACTIONS

         In October 1997, the Company sold an office property to a group of officers and shareholders. The sale price of the property was $255,000, which generated a profit of approximately $13,000. In connection with the sale, the Company provided seller-financing in an amount of $200,000. The note bears interest at 8.00 percent per annum with monthly payments of principal and interest. The note matures on October 31, 2002. The outstanding principal balance of the note at December 31, 1998 and December 31, 1997 was $163,164 and $197,278, respectively.

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

         One of the Company's directors is a partner at Conroy, Simberg, Ganon a law firm which handles the Company's claims litigation.

         One December 1998, the Company executed a one-year, 7% interest, note receivable with one of its employees in the amount of $25,000. Principal and interest is due on January 2000.

(15) STOCK COMPENSATION PLANS

         The Company initiated a stock option plan in November 1998 that provides for the granting of stock options to officer, key employees and consultants. The objectives of the plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. The Company is authorized to grant options up to 350,000 common shares under the Plan of which 310,800 have been granted. Options outstanding under the plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four year period, and expire ten years after the grant date.

         The status of the Company's stock option plans is summarized below as of December 31, 1998:

                                                             WEIGHTED AVERAGE
                                     NUMBER OF SHARES     OPTION EXERCISE PRICE
                                     ----------------     ---------------------
Outstanding at December 31, 1997                0
Granted                                   310,800               $    10
Exercised                                       0
Canceled                                        0
                                          -------               -------
Outstanding at December 31, 1998          310,800               $    10
                                          =======               =======

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(15) STOCK COMPENSATION PLANS (CONTINUED)

                                   WEIGHTED AVERAGE
Options exercisable at:             NUMBER OF SHARES     OPTION EXERCISE PRICE
                                    ----------------     ---------------------
        December 31, 1999              77,700                     $10
        December 31, 2000              77,700                     $10
        December 31, 2001              77,700                     $10
        December 31, 2002              77,700                     $10
        December 31, 2003              77,700                     $10
                                       ------                     ---
                                      310,800                     $10

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock compensation plan been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                               1998
                                               ----
Net earnings
  As reported                               $ 1,817,620
  Pro forma                                 $ 1,805,443
Earnings per share
  As reported                               $   0.79
  Pro forma                                 $   0.78

         The weighted average fair value of options granted during 1998 estimated on the date of grant using the Black-Scholes option-pricing model was $1.61. The fair value of 1998 options granted is estimated on the date of grant using the following assumptions: dividends yield of 0% expected volatility of 50%, risk-free interest rate of 4.4% and an expected life of 10 years.

         Summary information about the Company's stock options outstanding at December 31, 1998:

                                        WEIGHTED
                  OUTSTANDING            AVERAGE          WEIGHTED       EXERCISABLE       WEIGHTED
RANGE OF          AT 12/31/98          CONTRACTUAL         AVERAGE       AT 12/31/98        AVERAGE
EXERCISE PRICE   (IN THOUSANDS)     PERIODS IN YEARS   EXERCISE PRICE  (IN THOUSANDS)   EXERCISE PRICE
--------------   --------------     ----------------   --------------  --------------   --------------
$10                310,000               9.9                $10               0                $0

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(16) NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the Company's stock option plan are anti dilutive.

         A reconciliation of the numerators and denominators of the "income per share" and "income per share-assuming dilution" computations for income before cumulative effect of change in accounting method' are presented below:

                                           INCOME          SHARE       PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                         -----------   -------------   ---------
For the year ended December 31, 1998:
 Income per share                        $1,817,620      2,308,333       $ 0.79
                                         ----------     ----------       ------
 Income per share - basic and
   assuming dilution                     $1,817,620      2,308,333       $ 0.79
                                         ==========     ==========       ======
For the year ended December 31, 1997:
 Income per share                        $1,164,531      2,100,000       $ 0.55
                                         ----------     ----------       ------
 Income per share  - basic and
   assuming dilution                     $1,164,531      2,100,000       $ 0.55
                                         ==========     ==========       ======

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

(17) COMPREHENSIVE INCOME

         Reclassification adjustments related to the investment securities included in comprehensive income for the years ended December 31, 1998 and 1997 are as follows:

                                                    1998          1997
                                                  --------      --------
Unrealized holdings gains                         (170,510)      200,286
 (losses) arising during the year
Reclassification adjustment for
 gains/losses included in
 net income                                       (441,810)       19,395
                                                  --------      --------
                                                  (605,811)      219,684
Tax effect                                         223,907       (74,286)
                                                  --------      --------
Net (depreciation) appreciation on investment
securities                                        (381,904)      145,398
                                                  ========      ========

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(18) SUBSEQUENT EVENTS (UNAUDITED)

In January 1999, the Company consummated an asset acquisition of two agencies in exchange for $125,000 cash and 40,000 shares of the Company's stock.

In January 1999, the Company purchased two office properties from officers, which have been utilized for agencies' operations. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer. Consideration for both acquisitions was cash of $442,000 and satisfaction of mortgage loan receivable of $163,000.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule