Form 10KSB40/A
period 1998-12-31
21ST CENTURY HOLDING CO
filed 1999-04-19
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses increased 30.3% to $4.3 million in 1998 from $3.3 million in 1997. This increase is primarily due to the additional expenses incurred during 1998 as it relates to the increase in premiums written. In addition, operating expenses increased with the additional agencies, which were acquired during 1998. Interest expense increased $268,000 from $54,000 in 1997 to $322,000 in 1998. This is attributable to the new lending arrangement Federated Premium established in September 1997 and the increase in the amount outstanding.

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

                          21ST CENTURY HOLDING COMPANY

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                              1998              1997
                                                                                          ------------      ------------
Cash flow from operating activities:
  Net income ........................................................................     $  1,817,620      $  1,164,531
  Adjustments to reconcile net income to net cash flow used in operating activities:
    Amortization of investment premiums .............................................            6,759             1,175
    Depreciation and amortization ...................................................           54,089            50,935
    Amortization of goodwill ........................................................          239,619            38,102
    Deferred income tax expense .....................................................         (143,226)          105,291
    Loss (gain) on sale of investment securities ....................................         (441,810)           19,395
    Gain on sale of property and equipment ..........................................             --             (11,433)
    Provision for credit losses .....................................................          158,903            38,362
    Changes in operating assets and liabilities:
     Finance contracts receivables and auto title loans receivable ..................       (5,025,719)       (1,674,974)
     Prepaid reinsurance premiums ...................................................         (430,434)          707,320
     Due from reinsurers ............................................................         (902,224)         (484,134)
     Deferred acquisition costs .....................................................           71,410          (338,322)
     Other assets ...................................................................         (330,925)         (319,626)
     Unpaid losses and loss adjustment expenses .....................................          876,998           492,502
     Unearned premiums ..............................................................        1,034,578         1,255,201
     Premium deposits ...............................................................         (849,134)          398,826
     Revolving credit outstanding ...................................................          469,196         1,593,752
     Unearned commissions ...........................................................          (59,001)           37,700
     Accounts payable and accrued expenses ..........................................          892,141           770,880
     Drafts payable to insurance companies ..........................................           26,787           269,160
                                                                                          ------------      ------------
      Net cash flow (used in) provided by operating activities ......................       (2,534,373)        4,114,643
                                                                                          ------------      ------------
Cash flow from investing activities:
  Proceeds from sale of investment securities available for sale ....................       39,841,097        21,088,211
  Purchases of investment securities available for sale .............................      (42,087,422)      (24,469,367)
  Loans from Shareholders ...........................................................           31,000              --
  Cost of mortgage loan .............................................................             --            (200,000)
  Sale of mortgage loan .............................................................          120,548            89,421
  Acquisition of affiliates previously combined .....................................             --             (80,175)
  Purchases of property and equipment ...............................................       (1,431,608)         (102,073)
  Proceeds from sales of property and equipment .....................................             --             314,874
  Acquisitions of Agencies ..........................................................       (1,100,000)             --
                                                                                          ------------      ------------
      Net cash flow used in investing activities ....................................       (4,626,385)       (3,359,109)
                                                                                          ------------      ------------
Cash flow from financing activities:
  Bank overdraft ....................................................................          469,652           211,477
  Capital contribution ..............................................................                0           222,500
  Distributions to shareholders .....................................................         (100,000)         (457,553)
  Net proceeds from IPO .............................................................        7,909,342              --
  Borrowings from bank ..............................................................             --             431,000
  Repayment of indebtedness .........................................................         (552,625)         (710,146)
                                                                                          ------------      ------------
      Net cash flow (used in) provided by financing activities ......................        7,726,369          (302,722)
                                                                                          ------------      ------------
      Net increase in cash and cash equivalents .....................................          565,611           452,812
Cash and cash equivalents at beginning of year ......................................        1,684,450         1,231,638
                                                                                          ------------      ------------
Cash and cash equivalents at end of year ............................................     $  2,250,061      $  1,684,450
                                                                                          ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest .........................................................................     $    322,313      $     21,758
                                                                                          ============      ============
   Income taxes .....................................................................     $    226,047      $     26,211
                                                                                          ============      ============
  Cash received during the year from:
   Income taxes .....................................................................     $       --        $     61,000
                                                                                          ============      ============

See note 2(a) regarding non-cash financing and investing activities

See accompanying notes to consolidated financial statements

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(13) SEGMENT INFORMATION (CONTINUED)

Information regarding components of operations for the years ended December 31 follows:

                                                    1998              1997
                                                ------------      ------------
TOTAL REVENUES
    Insurance Segment
         Earned Premiums                          13,962,731        10,924,279
         Investment Income                         1,451,464         1,027,953
         Adjusting Income                            909,019           773,959
         MGA Fee Income                              971,794           819,576
         Commission Income                         3,122,492         3,111,092
         Miscellaneous Income                        426,990           329,953
                                                ------------      ------------
                  Total Insurance Revenue         20,844,499        16,986,812
                                                ============      ============
    Financing Segment:
         Premium Finance Income                    1,608,145           220,434
         Title Loan Interest                         217,122                 0
         Investment Income                             9,450                 0
         Miscellaneous Income                         13,525            29,433
                                                ------------      ------------
                  Total Financing Revenues         1,848,242           249,867
                                                ============      ============
    All Other
         Total All Other                             535,118            63,057
                                                ============      ============
                  Total Operating Segments        23,227,859        17,299,736
         Intercompany Eliminations                (2,559,392)       (1,550,596)
                                                ------------      ------------
         Total Revenues                         $ 20,668,467      $ 15,749,140
                                                ============      ============
EARNINGS BEFORE INCOME TAXES
         Insurance Segment                         2,663,740         1,512,838
         Financing Segment                           619,461           (14,023)
         All Other                                  (497,724)            5,085
                                                ------------      ------------
                  Total Operating Segments         2,803,477         1,503,900
         Intercompany Eliminations                   (20,857)                0
                                                ------------      ------------
         Total Earnings before Income Taxes     $  2,782,620      $  1,503,900
                                                ============      ============
TOTAL ASSETS
         Insurance Segment                      $ 28,706,376      $ 22,288,678
         Finance Segment                           7,076,524         2,279,388
         All Others                                4,523,632           987,799
                                                ------------      ------------
         Total Operating Segments                 40,306,532        25,555,865
         Intercompany Eliminations                (2,130,129)         (370,973)
                                                ------------      ------------
         TOTAL ASSETS                           $ 38,176,403      $ 25,184,892
                                                ============      ============

                          21ST CENTURY HOLDING COMPANY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

(15) STOCK COMPENSATION PLANS (CONTINUED)

                                   WEIGHTED AVERAGE
Options exercisable at:             NUMBER OF SHARES     OPTION EXERCISE PRICE
                                    ----------------     ---------------------
        December 31, 1999              77,700                     $10
        December 31, 2000              77,700                     $10
        December 31, 2001              77,700                     $10
        December 31, 2002              77,700                     $10
                                       ------                     ---
                                      310,800                     $10

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