Form 10KSB40/A
period 1998-12-31
21ST CENTURY HOLDING CO
filed 1999-05-07
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 2)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 12 the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                21st HOLDING COMPANY

                                By: /s/ EDWARD J. LAWSON
                                   ----------------------------------------
                                        Edward J. Lawson, Chairman of the Board,
                                        President and Chief Executive Officer

Dated: May 5, 1999

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