Form 10QSB
period 1999-03-31
21ST CENTURY HOLDING CO
filed 1999-05-10
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                 FL                                       65-0248866
    --------------------------------------------------------------------
   (State or Other Jurisdiction of                     (IRS Employer
    Incorporation or Organization)                   Identification No.)

                   4161 N.W. 5th Street, Plantation, FL 33317
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954-581-9993
                                  ------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

COMMON STOCK PAR VALUE $.01 PER SHARE - 3,390,000 SHARES OUTSTANDING AS OF MAY 7, 1999.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                               PAGE
-----------------------------                                               ----

ITEM 1:

Consolidated Balance Sheets
     as of  March 31, 1999 (Unaudited)
     and December 31, 1998 (Audited).......................................  3

Consolidated Statements of Income
     for the three months ended March 31, 1999 (Unaudited)
     and 1998 (Unaudited)..................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 1999 (Unaudited)
     and 1998 (Unaudited)..................................................  5

Notes to Consolidated Financial Statements.................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.....................   9

PART II: OTHER INFORMATION

Other Information.......................................................... 13

Signature.................................................................. 14

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                           MARCH 31, 1999  DECEMBER 31,1998
                                     ASSETS
Available for sale at fair value:
    Investments
         Fixed maturities                                    $ 14,401,115    $ 14,605,582
         Equity securities                                      2,736,527       2,936,520
    Mortgage loan                                                       0         163,164
                                                             ------------    ------------

                 Total investments                             17,137,642      17,705,266
                                                             ------------    ------------

Cash and cash equivalents                                       1,257,019       2,250,061
Finance contracts receivable
 and auto title
 loans receivable, net of
 allowances for credit losses of $200,736
 and $195,883 respectively                                      8,392,354       7,093,593
Prepaid reinsurance premiums                                    2,995,436       2,648,098
Due from reinsurers                                             1,680,527       1,926,736
Deferred acquisition costs                                         68,375          89,524
Deferred income taxes                                           1,070,285       1,085,255
Property, Plant and Equipment net                               2,358,660       1,763,254
Other assets                                                    1,145,705         866,335
Goodwill                                                        3,064,358       2,748,281
                                                             ------------    ------------

                 TOTAL ASSETS                                $ 39,170,361    $ 38,176,403
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                   $  7,227,965    $  7,603,460
Unearned premiums                                               9,613,791       8,534,320
Premium deposit                                                    14,139         492,422
Revolving credit outstanding                                    3,001,563       2,062,948
Bank overdraft                                                    937,976       1,199,941
Unearned commissions                                              743,613         586,592
Accounts payable and accrued expenses                           1,133,523       1,932,950
Notes payable                                                     500,000         500,000
Drafts payable to insurance companies                             365,830         295,947
                                                             ------------    ------------

                 TOTAL LIABILITIES                           $ 23,538,400    $ 23,208,580
                                                             ============    ============


Shareholders' equity:
    Common stock of $.01 par value
    Authorized 25,000,000 shares
    issued and outstanding 3,390,000
    and 2,100,000 shares,                                          33,900          33,500
    respectively
    Additional paid in capital                                 12,739,887      12,460,287
    Accumulated other comprehensive income                       (482,815)       (257,227)
    Retained earnings                                           3,340,989       2,731,263
                                                             ------------    ------------

                 TOTAL SHAREHOLDERS' EQUITY                    15,631,961      14,967,823
                                                             ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 39,170,361    $ 38,176,403
                                                             ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                THREE MONTHS ENDED MARCH 31,
                                                    1999           1998
REVENUES:
   Gross premiums written                          6,061,463     6,108,719
   Gross premiums ceded                           (1,915,380)   (1,714,099)
                                                  ----------    ----------

             Net premiums written                  4,146,083     4,394,620
Increase in unearned premiums, net
   of prepaid reinsurance premiums                  (732,134)     (765,633)
                                                  ----------    ----------

             Net premiums earned                   3,413,949     3,628,987
Commission income                                    905,606       404,122
Finance revenue                                      794,822       289,134
Net investment income                                227,885       302,605
Net realized (losses) gains                          173,066       318,529
Other income                                         513,683       371,897
                                                  ----------    ----------

             Total revenue                         6,029,011     5,315,274
                                                  ----------    ----------

Expenses:
   Losses and loss adjustment expenses             1,937,529     2,467,486
   Operating and underwriting expenses             1,461,419       969,145
   Salaries and wages                              1,613,835       831,793
   Amortization of deferred acquisition costs        (73,257)       50,275
   Amortization of goodwill                          124,472        51,172
                                                  ----------    ----------

             Total expenses                        5,063,998     4,369,871
                                                  ----------    ----------

             Income before provision for income
               tax expense (benefit)                 965,013       945,403
Provision for income tax expense                     355,287       354,526
                                                  ----------    ----------

             Net income                              609,726       590,877
                                                  ==========    ==========

             Net income per share                       0.18          0.28
                                                  ==========    ==========

             Net income per share-
             assuming dilution                          0.18          0.28
                                                  ==========    ==========

 Weighted average number of
  common shares outstanding                        3,390,000     2,100,000
 Weighted average number of
  common shares outstanding                        3,390,000     2,100,000
   (assuming dilution)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      THREE MONTHS ENDED MARCH 31,
                                                         1999             1998
Cash flow from operating activities:
Net income                                           $    609,726    $    590,877
                                                     ============    ============
Adjustments to reconcile net income to
   net cash flow used in operating activities:
      Amortization of investment premiums                     395           3,863
      Depreciation and amortization                        25,706           5,157
      Amortization of goodwill                            124,473          51,172
      Deferred income tax expense                          14,970         672,896
      Loss (gain) on sale of investment securities       (173,066)       (318,529)
      Provision for credit losses                         119,852               0
      Changes in operating assets and liabilities:
         Finance contracts receivable and auto
         title loan receivable                         (1,418,613)     (1,550,541)
         Prepaid reinsurance premiums                    (347,338)       (340,502)
         Due from reinsurers                              246,209        (172,866)
         Deferred acquisition costs                        21,149         (15,150)
         Other assets                                    (279,368)       (239,185)
         Unpaid loss and loss adjustment expenses        (375,495)        391,548
         Unearned premiums                              1,079,471       1,106,136
         Premium deposit                                 (478,283)        (13,898)
         Revolving credit outstanding                     938,615       1,300,744
         Unearned commissions                             157,021         (14,055)
         Accounts payable and accrued expenses           (799,427)        (73,591)
         Drafts payable to insurance companies             69,883        (131,399)
                                                     ------------    ------------
              Net cash flow (used in) provided by
                operating activities                     (464,120)      1,252,677
                                                     ------------    ------------
Cash flow from investing activities:
      Proceeds from sale of investment
      securities available for sale                     7,977,683      14,897,417
      Purchases of investment securities
      available for sale                               (7,626,141)    (14,901,307)
      Cost of mortgage loan                                     0        (119,481)
      Sale of mortgage loan                               163,164           9,698
      Purchases of property and equipment                (621,112)       (203,595)
      Acquisition of agencies                            (160,551)              0
                                                     ------------    ------------
              Net cash flow used in
                investing activities                     (266,957)       (317,268)
                                                     ------------    ------------
Cash flows from financing activities
      Bank overdraft                                     (261,965)       (730,289)
      Borrowing from bank                                       0          11,000
                                                     ------------    ------------
              Net cash flow used in
                financing activities                     (261,965)       (719,289)
                                                     ------------    ------------
              Net increase decrease in
                cash & cash equivalents                  (993,042)        216,120

Cash & cash equivalents at beginning of year            2,250,061       1,684,451
                                                     ------------    ------------

Cash & cash equivalents at end of year               $  1,257,019    $  1,900,571
                                                     ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for: Interest            $     51,044    $     54,869
                                                     ============    ============

        Income taxes                                 $    950,000    $          0
                                                     ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998 included in the 1998 Annual Report, Form 10-KSB filing.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company's Federated National Insurance Company ("Federated National") subsidiary underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, auto title loans and other ancillary services to its customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BASIS OF ACCOUNTING

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of shares of common stock. The financial statements of these entities have been presented in the combined statements of the Company based on the common control of ownership interest. The minority interest relative to the ownership of the affiliated corporations, whose results are combined prior to their acquisition on January 1, 1998, was accounted for as a component of equity of the Company. This treatment was applied because the minority interest was in a deficit position due to distributions to shareholders in excess of basis and deemed uncollectible from the unaffiliated shareholders. The acquisition of the minority interest in the affiliated corporations was accounted for by the purchase method. The aggregate acquisition price was allocated to the portion of the net identifiable assets pertaining to the minority interest based on their fair value. The allocation of the acquisition price to the minority interest's net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1,035,000 and eliminated the minority interest deficit of approximately $113,000. The acquisition of the net retained deficit of the affiliated corporations, which are presented on a combined basis, and the elimination of their common stock resulted in the net credit to the equity of the Company of approximately $995,000. The issuance of $100,000 to individuals of the control group for their shares in these entities, was recorded as a distribution in the statement of changes in shareholders' equity.

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

         In January 1999, the company consummated an asset acquisition of 2 agencies in exchange for $176,000 in cash and 40,000 shares of common stock. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $456,000.
                                        6

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

(B) COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net income adjusted for the change in net unrealized holding gains (losses) on investments available for sale. The net change in net unrealized holding gains (losses) on investments available for sale was ($225,588) and ($312,764) for three months ended March 31, 1999 and 1998, respectively. Total comprehensive income was $384,138 and $278,113 for the three months ended March 31, 1999 and 1998, respectively.

(C) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings, to the extent the derivatives are not effective as hedges. This statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

(D) ACCOUNTING CHANGES

         Effective January 1, 1999, the Company adopted Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", which requires entities to recognize liabilities for insurance related assessments when such assessments are probable and the amount of the assessments can be reasonably estimated. Adoption of this statement did not impact the Company's results of operations of financial position.

(3) REVOLVING CREDIT OUTSTANDING

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

(4) RELATED PARTY TRANSACTIONS

         In January 1999, the Company purchased two office properties from officers, which have been utilized for agencies' operations. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer. Consideration for both acquisitions was cash of $442,000 and satisfaction of mortgage loan receivable of $163,000.

(5) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consist of underwriting through Federated National, managing general agent through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and auto title loans through Florida State Discount Auto Title Loans. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds and short-term auto title loans and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.
                                        7

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

(5) SEGMENT INFORMATION (CONTINUED)

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

Information regarding components of operations for the three month period ending March 31, 1999 and 1998 follows:

                                                   1999              1998
                                                   ----             -----
Total Revenue
    Insurance Segment
         Earned Premiums                         3,413,949       3,628,986
         Investment Income                         425,905         621,134
         Adjusting Income                          227,045         214,887
         MGA Fee Income                            250,677         265,800
         Commission Income                       1,445,553         724,504
         Miscellaneous Income                      243,507          24,564
                                              ------------    ------------
                  Total Insurance Revenue        6,006,636       5,479,875
                                              ============    ============
    Financing Segment:
         Premium Finance Income                    685,572         289,134
         Title Loan Interest                       109,250               0
         Investment Income                               0               0
         Miscellaneous Income                            0               0
                                              ------------    ------------
                  Total Financing Revenues         794,822         289,134
                                              ============    ============

    All Other
         Total All Other                           418,420          93,000
                                              ============    ============

                  Total Operating Segments       7,219,878       5,862,009
         Intercompany Eliminations              (1,190,867)       (546,735)
                                              ------------    ------------

         Total Revenues                       $  6,029,011    $  5,315,274
                                              ============    ============
Earnings Before Income Taxes
         Insurance Segment                         905,737         937,790
         Financing Segment                         314,801         111,437
         All Other                                (262,633)       (103,824)
                                              ------------    ------------

                  Total Operating Segments         957,905         945,403
         Intercompany Eliminations                   7,108               0
                                              ------------    ------------
         Total Earnings before Income Taxes   $    965,013    $    945,403
                                              ============    ============
Total Assets
         Insurance Segment                    $ 28,201,402    $ 23,629,552
         Finance Segment                         8,506,007       3,906,534
         All Others                              5,865,125       1,364,168
                                              ------------    ------------
         Total Operating Segments               42,572,534      28,900,254
         Intercompany Eliminations              (3,403,173)       (695,496)
                                              ------------    ------------

         Total Assets                         $ 39,170,361    $ 28,204,758
                                              ============    ============

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

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies, which market their products through agents, as well as companies, which sell insurance directly to customers.

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance.
                                        9

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

GROSS PREMIUMS WRITTEN. Gross premiums written, inclusive of the Company's participation in the "Florida Joint Underwriting Association" (FJUA), remained relatively constant at approximately $6.1 million for the three month period ended March 31, 1999 and 1998. Gross premiums written, excluding the Company's participation in the FJUA increased 8.9% to $6.1 million in the first three months of 1999 from $5.6 million for the same period in 1998. Participation in the FJUA for the first three months in 1999 was ($91,000) compared to $498,000 for the same period in 1998. Increase in gross premiums written by the Company was mainly due to the increase in the number of company-owned agencies which increased to 36 from 14 for the same period last year.

NET PREMIUMS WRITTEN. Net premiums written, inclusive of FJUA, decreased 6.82% to $4.1 million for the three-month period ended March 31, 1999 from $4.4 million for the same period in 1998. Net premiums written, excluding FJUA, increased 7.69% to $4.2 million in the first three months of 1999 from $3.9 million for the same period in 1998. Net written premiums for FJUA for the first three months in 1999 were ($91,000) compared to $498,000 for the same period in 1998. Increase in net premiums written by the Company was mainly due to the increase in the number of company-owned agencies.

NET PREMIUMS EARNED. Net premiums earned, inclusive of FJUA, decreased 5.55% to $3.4 million for the three-month period ended March 31, 1999 from $3.6 million for the same period in 1998. Net premiums earned, excluding FJUA, increased 12.9% to $3.5 million for the first three months of 1999 from $3.1 million for the same period in 1998. Net earned premiums for FJUA for the first three months in 1999 was ($63,000) compared to $453,000 for the same period in 1998. Increase in net premiums written by the Company was mainly due to the increase in the number of company-owned agencies.

COMMISSION INCOME. Commission income increased 124.0% to $905,000 for the three-month period ended March 31, 1999 from $404,000 for the same period in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is attributable to the increase in Company-owned agencies, which amounted to 36 owned during the first quarter of 1999, compared to 14 agencies for the same period in 1998.

FINANCE REVENUES. Finance revenues increased 175.08% to $795,000 for the three-month period ended March 31, 1999 from approximately $289,000 for the same period in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

INVESTMENT INCOME. Investment income consists of net investment income and net realized gains (losses). Investment income decreased 35.4% to $401,000 for the three-month period ended March 31, 1999 from $621,000 for the same period in 1998. The Company experienced realized gains of $173,000 for the three-month period ended March 31, 1999 compared to realized gains of $319,000 for the same period in 1998.

OTHER INCOME. Other income increased 38.2% to $514,000 for the three-month period ended March 31, 1999 from $372,000 for the same period in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products. Income tax preparation was implemented during 1999. Total income derived under this product during the three-month period of 1999 was $148,000.

LOSSES AND LAE. The Company's loss ratio, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), for the three month period ended March 31, 1999 was 56.8% compared with 68% for the same period in 1998. Losses and LAE incurred decreased 24% to $1.9 million for the three-month period ended March 31, 1999 from $2.5 million for the same period in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. An increase in the net earned premiums relating to the mobile home program and a decrease in the loss ratio, 7.86% at March 31, 1999 compared to 81.24% for the same period last year contributed to the decrease in the Company's loss ratio for this period. In addition, the automobile program experienced a decrease of 5.72% in the loss ratio, caused mainly by the increase in company-owned policies sold, which historically has experienced a lower loss ratio.

OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses increased 54.8% to $1.5 million for the three-month period ended March 31, 1999 from $969,000 for the same period in 1998. The increase is due to the increase in Company-owned agencies from 14 during the first quarter of 1998 to 36 in 1999. During the last quarter of 1998 and first quarter of 1999, the Company acquired 22 agencies. The increase in the number of company-owned agencies had an impact in the total operating expenses during the first quarter of 1999.

SALARIES AND WAGES. Salaries and wages increased 92.3% to $1.6 million for the three months ended March 31, 1999 from $832,000 for the same period in 1998. The increase is due to the increase in the number of Company-owned agencies from 14 during the first quarter of 1998 to 36 in 1999.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased to ($73,000) for the three-month period ended March 31, 1999 from $50,000 for the same period in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is partly due to an increase in premiums written by the Company-owned agencies to $2.5 million of premiums written for the three-month period ended in March 31, 1999 from $1.5 million for the same period in 1998.

INCOME TAX EXPENSE. The Company's estimated effective income tax rate was 37% amounting to $355,000, for the three months ended March 31, 1999 compared to 37.5% amounting to $355,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, the net proceeds of its initial public offering, investment income and borrowings under the credit facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         In November 1998, the company generated net proceeds of approximately $7.9 million from the IPO in which it sold 1,250,000 shares of Common Stock at a price of $7.50 per share. The net proceeds of the IPO have been and are being used for contributions to Federated National's capital, repayment of debt under the Credit Facility, the finance of acquisitions and working capital and other general corporate purposes.

         Federated Premium is party to the credit facility (the "Credit Facility"), which is used to fund its operations. Each advance is subject to availability under a borrowing base calculation based upon a percentage of eligible accounts receivable, with maximum advances outstanding not to exceed the maximum credit commitment which is currently $5.0 million, increased from $4.0 million pursuant to a modification effective January 25, 1999. The outstanding balance of the Credit Facility as of March 31, 1999 was $3.0 million. The annual interest rate on borrowings under the Credit Facility is currently the prime rate plus .75%,decreased from the prime rate plus 1.75% due to the January 1999 modification. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of Federated Premium's finance contracts receivable. Federated Premium was in compliance with all covenants under the Credit Facility as of March 31, 1999. The Credit Facility expires on September 30, 2000 at which time it is anticipated that a new agreement will be negotiated.

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

YEAR 2000 MATTERS

         In 1996, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of March 31, 1999, the Company believes that it has completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 and quarter ended March 31, 1999 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company continues to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    Financial Data Schedule: Ex. 27 (SEC use only)

(b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             21ST CENTURY HOLDING COMPANY

DATE: MAY 7, 1999                            By: /s/ Edward J. Lawson
                                             ------------------------

                                             Title: President

                                  EXHIBIT INDEX





EXHIBIT                    DESCRIPTION
-------                    -----------

27                         Financial Data Schedule