Form 10QSB
period 1999-06-30
21ST CENTURY HOLDING CO
filed 1999-08-13
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                       FL                           65-0248866
                       --                           ----------
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

CHECK WHETHER THE REGISTRANT (1) FILED ALL REPORTS REQUIRED TO BE FILED
         BY SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X ] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

COMMON STOCK PAR VALUE $.01 PER SHARE - 3,350,000 SHARES OUTSTANDING AS OF AUGUST 10, 1999.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                           PAGE
                                                                        ----

ITEM 1:

Consolidated Balance Sheets
     as of  June 30, 1999
     and December 31, 1998 (Unaudited)....................................  3

Consolidated Statements of Income
     for the three and six months ended June 30, 1999
     and 1998 (Unaudited).................................................  4

Consolidated Cash Flow Statements
     for the six months ended June 30, 1999
     and 1998 (Unaudited).................................................  5

Notes to Consolidated Financial Statements (Unaudited)....................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations..................... 10

PART II: OTHER INFORMATION

Other Information......................................................... 16

Signature................................................................. 18

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                  JUNE 30, 1999     DECEMBER
31,1998
                                            ASSETS
Investments
     Fixed maturities, available for sale, at fair value                         $14,836,884           $14,605,582
     Equity securities                                                             2,611,425             2,936,520
Mortgage loan                                                                              0               163,164
                                                                                                       -----------

                 Total investments                                                17,448,309            17,705,266
                                                                                 -----------           -----------

Cash and cash equivalents                                                            797,008             2,250,061
Finance contracts receivable and auto title loans receivable, net of
 allowances for credit losses of $140,000 and $195,000, respectively               8,447,564             7,093,593
Prepaid reinsurance premiums                                                       3,169,288             2,648,098
Premiums receivable                                                                1,156,565                     0
Due from reinsurers                                                                1,497,672             1,926,736
Deferred acquisition costs, net                                                      162,221                89,524
Deferred income taxes                                                              1,444,210             1,085,255
Property, plant and equipment, net                                                 2,431,010             1,763,254
Other assets                                                                       1,230,158               866,335
Goodwill, net                                                                      3,380,886             2,748,281
                                                                                   ---------           -----------

                 TOTAL ASSETS                                                    $41,164,891           $38,176,403
                                                                                 ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                        $6,451,008            $7,603,460
Unearned premiums                                                                 10,149,368             8,534,320
Premium deposits                                                                     237,147               492,422
Revolving credit outstanding                                                       4,539,625             2,062,948
Bank overdraft                                                                     1,548,579             1,199,941
Unearned commissions                                                                 753,061               586,592
Accounts payable and accrued expenses                                                694,952             1,932,950
Notes payable                                                                        675,000               500,000
Drafts payable to insurance companies                                                  4,587               295,947
                                                                                 -----------           -----------

                 TOTAL LIABILITIES                                               $25,053,327           $23,208,580
                                                                                 ===========           ===========


Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued and outstanding 3,390,000 and 3,350,000 shares,
    respectively                                                                      33,900                33,500
    Additional paid in capital                                                    12,744,887            12,460,287
    Accumulated other comprehensive deficit                                        (721,101)             (257,227)
    Retained earnings                                                              4,053,878             2,731,263
                                                                                 -----------           -----------

                 TOTAL SHAREHOLDERS' EQUITY                                       16,111,564            14,967,823
                                                                                 ----------            -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $41,164,891           $38,176,403
                                                                                 ===========           ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    (UNAUDITED)



                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            1999            1998             1999              1998
                                                                         (Restated)                         (Restated)

Revenues:
   Gross premiums written                               $  5,776,332    $  6,060,618    $ 11,837,795    $ 12,169,337
   Gross premiums ceded                                   (1,799,955)     (2,058,648)     (3,715,335)     (3,772,747)
                                                        ------------    ------------    ------------    ------------

             Net premiums written                          3,976,377       4,001,970       8,122,460       8,396,590

Increase in unearned premiums, net
   of prepaid reinsurance premiums                          (410,831)       (953,255)     (1,142,965)     (1,718,889)
                                                        ------------    ------------    ------------    ------------

             Net premiums earned                           3,565,546       3,048,715       6,979.495       6,677,701

Commission income                                          1,148,891         574,453       2,054,497         978,575
Finance revenue                                              837,100         473,690       1,631,922         762,824
Net investment income                                        244,104         203,042         471,989         505,647
Net realized gains                                           306,032          71,012         479,098         389,541
Other income                                                 513,075         416,379       1,026,759         788,276
                                                        ------------    ------------    ------------    ------------

             Total revenue                                 6,614,748       4,787,291      12,643,760      10,102,564
                                                        ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses                     1,963,810       2,213,740       3,901,339       4,681,226
   Operating and underwriting expenses                     1,737,850       1,136,818       3,199,269       2,105,963
   Salaries and wages                                      1,874,374         795,176       3,488,209       1,626,969
   Amortization of deferred acquisition costs, net          (132,748)         (9,852)
                                                                                            (206,005)         40,423
   Amortization of goodwill                                  129,592          55,108         254,065         106,279
                                                        ------------    ------------    ------------    ------------

             Total expenses                                5,572,878       4,190,990      10,636,877       8,560,860
                                                        ------------    ------------    ------------    ------------

             Income before provision for income
               tax expense                                 1,041,870         596,301       2,006,883       1,541,704
Provision for income tax expense                             328,980         223,613         684,268         578,139
                                                        ------------    ------------    ------------    ------------

             Net income                                 $    712,890    $    372,688    $  1,322,615    $    963,565
                                                        ============    ============    ============    ============


             Net income per share                       $       0.21    $       0.18    $       0.39    $       0.46
                                                        ============    ============    ============    ============


             Net income per share-
             assuming dilution                          $       0.21    $       0.18    $       0.39    $       0.46
                                                        ============    ============    ============    ============



 Weighted average number of common shares outstanding      3,390,000       2,100,000       3,390,000       2,100,000
 Weighted average number of common shares outstanding      3,390,000       2,100,000       3,390,000       2,100,000
 (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                21ST CENTURY HOLDING COMPANY
                             CONSOLIDATED CASH FLOW STATEMENTS
                         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                         (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                      1999            1998
                                                                                                   (Restated)
Cash flow from operating activities:
Net income                                                                         $  1,322,615    $    963,565


Adjustments to reconcile net income to net cash flow used in operating activities:
      Amortization of investment premium                                                  8,184           6,300
      Depreciation and amortization of property, plant and equipment                     59,878           9,926
      Amortization of goodwill                                                          254,065         106,279
      Deferred income tax expense                                                      (109,177)       (481,630)
      Gain on sale of investment securities                                            (479,098)       (389,541)
      Provision for credit losses                                                       223,957           2,590
      Changes in operating assets and liabilities:
         Finance contracts receivable and auto title loans receivable                (1,353,971)     (2,601,726)
         Prepaid reinsurance premiums                                                  (521,190)       (881,505)
         Premiums receivable                                                         (1,156,565)              0
         Due from reinsurers                                                            429,064          22,152
         Deferred acquisition costs                                                     (72,697)       (113,117)
         Other assets                                                                  (363,823)       (453,350)
         Unpaid loss and loss adjustment expenses                                    (1,152,452)        896,685
         Unearned premiums                                                            1,615,048       2,600,394
         Premium deposits                                                              (255,275)     (1,201,832)
         Unearned commissions                                                           166,469         (41,481)
         Accounts payable and accrued expenses                                       (1,237,998)      1,292,636
         Drafts payable to insurance companies                                         (291,360)         35,457
                                                                                   ------------    ------------

          Net cash flow used in operating activities                                 (2,914,326)       (228,198)
                                                                                   ------------    ------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale                 16,451,359      28,673,773
      Purchases of investment securities available for sale                         (16,835,380)    (30,764,738)
      Repayment of mortgage loan                                                        163,164         103,150
      Purchases of property and equipment                                              (727,634)       (715,501)
      Acquisition of agencies                                                          (290,551)       (198,000)
                                                                                   ------------    ------------

          Net cash flow used in investing activities                                 (1,239,042)     (2,901,316)
                                                                                   ------------    ------------

Cash flows from financing activities
      Bank overdraft                                                                    348,638         788,743
       Revolving credit advances                                                      2,476,677       2,256,713
      Repayment of indebtedness                                                        (125,000)       (183,625)
                                                                                   ------------    ------------

          Net cash flow provided by financing activities                              2,700,315       2,861,831
                                                                                   ------------    ------------

          Net increase (decrease) in cash & cash equivalents                         (1,453,053)       (267,683)

Cash & cash equivalents at beginning of period                                        2,250,061       1,684,451
                                                                                   ------------    ------------

Cash & cash equivalents at end of period                                           $    797,008    $  1,416,768
                                                                                   ============    ============


Supplemental disclosure of cash flow information:
Non-Cash investing activities:
        Shares issued for agency acquisition                                       $    280,000               0
                                                                                   ============    ============

        Note payable issued for agency acquisition                                 $    300,000               0
                                                                                   ============    ============


    Cash paid during the period for:
        Interest                                                                   $    150,230         143,224
                                                                                   ============    ============

        Income taxes                                                               $  1,660,550               0
                                                                                   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries controls substantially all aspects of the insurance underwriting, distribution and claims process. Federated National Insurance Company ("Federated National"), a wholly-owned subsidiary, underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, consumer loans and other ancillary services to its customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A) BASIS OF ACCOUNTING

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of shares of common stock. The minority interest relative to the ownership of the affiliated corporations, whose results were combined prior to their acquisition on January 1, 1998, was accounted for as a component of equity of the Company. This treatment was applied because the minority interest was in a deficit position due to distributions to shareholders in excess of basis and deemed uncollectible from the unaffiliated shareholders. The acquisition of the minority interest in the affiliated corporations was accounted for by the purchase method. The aggregate acquisition price was allocated to the portion of the net identifiable assets pertaining to the minority interest based on their fair value. The allocation of the acquisition price to the minority interest's net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1,035,000 and eliminated the minority interest deficit of approximately $113,000. The acquisition of the net retained deficit of the affiliated corporations, and the elimination of their common stock resulted in the net credit to the equity of the Company of approximately $995,000.

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

         In January 1999, the Company consummated an asset acquisition of two agencies in exchange for $176,000 in cash and 40,000 shares of common stock. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $456,000.

         In June 1999, the Company consummated an asset acquisition of three agencies in exchange for $130,000 in cash and a note payable in the amount of $300,000. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $430,000.

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES--(CONTINUED)

(B) COMPREHENSIVE INCOME (DEFICIT)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (deficit) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses) on debt investments available for sale and equity investments. The net change in net unrealized holding gains (losses) on debt investments available for sale and equity investments was ($463,874) and ($233,332) for six months ended June 30, 1999 and 1998, respectively. Total comprehensive income was $858,741 and $730,233 for the six months ended June 30, 1999 and 1998, respectively.

(C) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings, to the extent the derivatives are not effective as hedges. SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" issued in June 1999 defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15 of 2000. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

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

(E) RECLASSIFICATIONS

         Certain 1998 financial statement amounts have been reclassified to conform with 1999 presentation.

(3) RESTATEMENT

         The Company's financial statements as of June 30, 1998 and for the six months then ended have been restated from the amounts reported in the SB-2 filing to reflect the effect of recording unearned ceding commissions for ceded premiums. Previously, the Company had recognized ceding commissions on a written basis. The Company's ceding commissions are now amortized over the life of the related policy. The effect of the restatement was as follows:

                                        June 30, 1998
                                         (Unaudited)
                                         As Reported
                                       In SB-2 Filing       As Restated

BALANCE SHEET:

        Deferred acquisition costs       $1,110,827           274,051

        Deferred income taxes            $1,016,645         1,330,418

        Retained earnings                $2,388,827         1,865,824

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) RESTATEMENT (CONTINUED)
                                               Six Months Ended
                                                   June 30, 1998
                                                  (Unaudited)

                                         As Reported
STATEMENT OF INCOME:                   In SB-2 Filing      As Restated

        Amortization of deferred
          acquisition costs             ($  196,868)          40,423

        Provision for income
          taxes                         $   667,257          578,139

        Net income                      $ 1,111,738          963,565

        Net income per share            $      0.53        $    0.46

 (4) REVOLVING CREDIT OUTSTANDING

         In September 1997, the Company, through Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $4.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. In January 1999, the maximum credit commitment was increased to $5.0 million and the annual interest rate was changed to the prime rate plus .75 percent.

(5) RELATED PARTY TRANSACTIONS

         In January 1999, the Company purchased two office properties from officers of the Company, which have been utilized for agencies' operations. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer. Consideration for the acquisitions was cash in the amount of $605,000.

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent services through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and auto title loans through Florida State Discount Auto Title Loans. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds and short-term auto title loans and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

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

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6) SEGMENT INFORMATION (CONTINUED)

Information regarding components of pre-income tax operations for the three-month and six-month periods ending June 30, 1999 and 1998 follows:


                                                       Three-Months Ended                 Six-Months Ended
Total Revenue                                      June 1999        June 1998        June 1999      June 1998
                                                   ---------        ---------        ---------      ---------
    Insurance Segment
         Earned Premiums                          $  3,565,546    $  3,048,715    $  6,979,49      $  6,677,701
         Investment Income                             519,800         274,054         945,705         895,188
         Adjusting Income                              234,950         222,237         461,995         437,124
         MGA Fee Income                                256,129         304,554         506,806         570,354
         Commission Income                           1,595,928         664,609       3,041,481       1,389,113
         Miscellaneous Income                          221,241         193,261         464,749         217,825
                                                  ------------    ------------    ------------    ------------
                  Total Insurance Revenue            6,393,594       4,707,430      12,400,231      10,187,305
                                                  ------------    ------------    ------------    ------------

    Financing Segment:
         Premium Finance Income                        700,302         426,890       1,385,874         716,024
         Title Loan Interest                           134,672          46,897         243,922          46,897
         Investment Income                                   0               0               0               0
         Miscellaneous Income                                0               0           9.330               0
                                                  ------------    ------------    ------------    ------------
                  Total Financing Revenues             834,974         473,787       1,639,126         762,921
                                                  ------------    ------------    ------------    ------------

    All Other
         Total All Other                               599,311         147,000       1,008,400         240,000
                                                  -----------     ------------    ------------    ------------

                  Total Operating Segments           7,827,879       5,328,217      15,047,757      11,190,226

         Intercompany Eliminations                  (1,213,131)       (540,926)     (2,403,997)     (1,087,662)
                                                  ------------    ------------    ------------    ------------


         Total Revenues                           $  6,614,748    $  4,787,291    $ 12,643,760     $ 10,102,564
                                                  ============    ============    ============    =============


Earnings Before Income Taxes
         Insurance Segment                             834,910         557,175       1,740,647        1,494,965
         Financing Segment                             393,579         166,664         708,380          278,101
         All Other                                    (184,995)       (124,684)       (447,628)        (228,509)
                                                  ------------    ------------    ------------     ------------

                  Total Operating Segments           1,043,494         599,155       2,001,399        1,544,557
         Intercompany Eliminations                      (1,624)         (2,854)          5,484           (2,853)
                                                  ------------    ------------    ------------    -------------

         Total Earnings before Income Taxes       $  1,041,870    $    596,301    $  2,006,883     $  1,541,704
                                                  ============    ============    ============    =============


Information regarding components of the balance sheets for June 30, 1999 and December 31, 1998:

Total Assets                                     June 30, 1999   December 31, 1998
                                                 ------------    ------------
         Insurance Segment                        $ 28,233,229    $ 28,706,376
         Financing Segment                           8,801,303       7,076,524
         All Others                                  6,377,408       4,523,632
                                                  ------------    ------------

         Total Operating Segments                   43,411,940      40,306,532
         Intercompany Eliminations                  (2,247,049)     (2,130,129)
                                                  ------------    ------------

         Total Assets                             $ 41,164,891    $ 38,176,403
                                                  ============    ============



(7) ORGANIZATION OF NEW BANK

In June 1999, the Company's board of directors approved the organization of a new wholly-owned bank. The Company's management intends to file an application with the Office of Thrift Supervision for approval.

(8) SUBSEQUENT EVENTS

In July 1999, the Company repurchased 40,000 shares of its outstanding common stock for $200,000.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual annual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; the limit on the Company's ability to expand due to a consent order entered into with the Florida Department of Insurance; reinsurance; dependence on investment income; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which a deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have more favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies, which market their products through agents, as well as companies, which sell insurance directly to customers.

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance products below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance.

FINANCIAL CONDITION
AS OF JUNE 30, 1999 AS COMPARED TO DECEMBER 31, 1998

Cash and cash equivalents were $797,000 as of June 30, 1999, as compared to $2.3 million as of December 31,1998. This decrease of $1.5 million is due primarily to payment of income taxes and the related reduction in accounts payable and accrued expenses.

Finance contracts receivable and auto title loans receivable increased $1.3 million from $7.1 million at December 31, 1998 to $8.4 million at June 30, 1999. This increase is due to the continued development and emphasis on this product.

Prepaid reinsurance premiums were $3.2 million as of June 30, 1999 as compared to $2.6 million as of December 31,1998, an increase of $600,000. The increase is the result of more efficient processing of insurance policies and, consequently, the faster ceding of policies to reinsurance companies.

At June 30, 1999, the Company had $1.2 million in premiums receivable compared to none at December 31, 1998. Prior to 1999, the Company did not write policies unless the premium was paid in cash. Beginning in 1999, the Company revised its policy and began billing premiums for certain customers.

Due from reinsurers decreased $400,000 to $1.5 million as of June 30, 1999 from $1.9 million as of December 31,1998. This decrease is the result of the Company's effort to process insurance policies more quickly and, consequently, the faster ceding of policies to reinsurance companies and quicker collection from reinsurers.

The increase of $359,000 in the deferred income taxes from $1.1 million as of December 31, 1998 to $1.4 million as of June 30, 1999 is due primarily to the deferred tax asset associated with the unrealized loss on investments available for sale.

The increase in property, plant and equipment of $668,000 to $2.4 million as of June 30, 1999 from $1.8 million as of December 31, 1998 is due primarily to the purchase of two office properties for $605,000.

Other assets increased $364,000 from $866,000 as of December 31,1998 to $1.2 million as of June 30,1999 due to an increase in receivables from the retail customers of the Company owned agencies.

Unpaid losses and LAE decreased $1.1 million from $7.6 million as of December 31, 1998 to $6.5 million as of June 30, 1999 due primarily to a decrease in loss experience from 65.4% in 1998 to 55.9% in 1999 as well as an effort by the Company to expedite claims.

Unearned premiums increased $1.6 million to $10.1 million as of June 30, 1999 from $8.5 million as of December 31, 1998. This increase is the result of the Company's effort to process insurance policies more quickly.

The outstanding borrowings under the Company's Credit Facility (the "Credit Facility") increased $2.4 million to $4.5 million as of June 30, 1999 from $2.1 million as of December 31, 1998 primarily to fund the increase of $1.3 million in finance contracts receivables and auto title loans receivable. In addition, approximately $300,000 was used to reduce drafts payable to insurance companies and approximately $500,000 was used to reduce an intercompany note to Federated National which in turn was used to expedite claim payments.

Bank overdraft increased $349,000 from $1.2 million as of December 31,1998 to $1.5 million as June 30, 1999 due primarily to an increase in claim and refund checks outstanding.

Accounts payable and accrued expenses declined $1.2 million from $1.9 million as of December 31, 1998 to $700,000 as of June 30, 1999 due primarily to the payment of 1998 income taxes of $1.7 million.

Accumulated other comprehensive deficit increased $464,000 to $721,000 as of June 30, 1999 from $257,000 as of December 31, 1998 primarily because the loss on the available for sale investment portfolio increased $714,000. The increase in the loss on the available for sale investment portfolio was principally due to the recent increase in interest rates.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net income per share and net income per share assuming dilution increased from $.18 for the quarter ended June 30, 1998 to $.21 for the second quarter of 1999. Net income, as discussed below, increased $340,000, but net income per share was reduced by an increase in the weighted average number common shares outstanding during the second quarter of 1999 due primarily to the issuance of 1,250,000 shares in an initial public offering (the "IPO") completed November 1998 and the issuance of 40,000 shares related to a January 1999 acquisition.

Net income increased $340,000, or 91.2%, from $373,000 for the three months ended June 30, 1998, to $713,000 for the three months ended June 30,1999. This increase was driven by an increase in total revenue of $1.8 million, which was partially offset by an increase in total expenses of $1.4 million and income taxes of $105,000. The increase in total revenues and the increase in total expenses are primarily the result of an increase in Company owned agencies from 15 in the second quarter of 1998 to 38 in the second quarter of 1999. Below is more detailed discussion of these increases.

Total revenue increased $1.8 million, or 37.5%, from $4.8 million for the quarter ended June 30,1998 to $6.6 million for the quarter ended June 30,1999. This increase is primarily due to increases in net premiums earned of $517,000, commission income of $574,000, finance revenue of $363,000, investment income of $276,000 and other income of $97,000.

Net premiums earned increased 20.0% to $3.6 million for the three-month period ended June 30, 1999 from $3.0 million for the same period in 1998, mainly due to an increase in mobile home written premiums.

Commission income increased 91.6% to $1.1 million for the three-month period ended June 30, 1999 from $574,000 for the same period in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is attributable to the increase in Company-owned agencies. During the last quarter of 1998, the Company acquired 18 agencies (one of which was consolidated with an existing agency), two agencies were acquired during the first quarter of 1999 and three agencies were acquired during the second quarter of 1999. The increase in company-owned agencies had an impact in the total operating expenses during the second quarter of 1999 compared to the second quarter of 1998.

Finance revenues increased 76.6% to $837,000 for the three-month period ended June 30, 1999 from approximately $474,000 for the same period in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

Investment income increased 20.2% to $244,000 for the three-month period ended June 30, 1999 from $203,000 for the same period in 1998. The Company experienced realized gains on the sale of investments in the amount of $306,000 for the three-month period ended June 30, 1999 compared to realized gains of $71,000 for the same period in 1998.

Other income increased 23.3% to $513,000 for the three-month period ended June 30, 1999 from $416,000 for the same period in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products. Income tax preparation was implemented during 1999. Total income derived under this product during the three-month period ended June 30, 1999 was $24,000.

Total expenses increased $1.4 million, or 33.3%, from $4.2 million for the three-month period ended June 30, 1998 to $5.6 million for three-month period ended June 30, 1999. This increase is primarily due to increases in operating and underwriting expenses of $601,000, salaries and wages of $1,079,000 and amortization of goodwill of $74,000 partially offset by decreases in losses and loss adjustment expenses of $250,000 and amortization of deferred acquisition costs of $123,000. Below is a more detail discussion of these increases and decreases in expenses.

The Company's loss ratio, for the three-month period ended June 30, 1999 was 55.1% compared with 72.6% for the same period in 1998. Losses and LAE incurred decreased 9.0% to $2.0 million for the three-month period ended June 30, 1999 from $2.2 million for the same period in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The decrease in the loss ratio is attributable to the increase in Company-owned agencies, which historically have produced a lower loss ratio. In addition, the loss ratio in the three-month period ended June 30, 1999 reflects a reduction of the incurred loss and LAE expense in the amount of $303,000 relating to prior periods. This reduction is principally the result of the Company's efforts to settle claims more quickly and better than anticipated results on settled claims.

Operating and underwriting expenses increased 54.5% to $1.7 million for the three-month period ended June 30, 1999 from $1.1 million for the same period in 1998. The increase is due to the increase in Company-owned agencies from 15 during the second quarter of 1998, to 38 in the second quarter of 1999.

Salaries and wages increased 139.0% to $1.9 million for the three-month period ended June 30, 1999 from $795,000 for the same period in 1998, the increase is due to the increase in Company-owned agencies.

Amortization of deferred policy acquisition costs decreased to ($133,000) for the three-month period ended June 30, 1999 from ($10,000) for the same period in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to a decrease in premiums written by independent agencies.

The increase in income tax expense is due to the increase in pretax income offset partially by a lower effective tax rate.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net income per share and net income per share assuming dilution decreased from $.46 for the six-month period ended June 30, 1998 to $.39 for the six-month period ended June 30, 1999. Net income, as discussed below, increased $359,000, but net income per share was reduced by an increase in the weighted average number common shares outstanding during 1999 due primarily to the issuance of 1,250,000 shares in the IPO in November 1998 and the issuance of 40,000 shares related to a January 1999 acquisition.

Net income increased $359,000, or 37.1%, from $964,000 for the six-month period ended June 30, 1998, to $1,323,000 for the six- months ended June 30,1999. This increase was due to an increase in total revenue of $2.5 million, which partially offset by an increase in total expenses of $2.1 million and income taxes of $106,000. The increase in total revenues and the increase in total expenses are primarily the result of an increase in Company owned agencies from 15 as of June 30, 1998 to 38 at June 30, 1999, as well as the an increase of $869,000 in finance revenues. Following is more detailed discussion of these increases.

Total revenue increased $2.5 million, or 24.8%, from $10.1 million for the six-month period ended June 30,1998 to $12.6 million for the six-month period ended June 30, 1999. This increase is primarily due to increases in net premiums earned of $302,000, commission income of $1.1 million, finance revenue of $869,000, investment income of $56,000 and other income of $238,000.

Net premiums earned increased 4.5% to $7.0 million for the six-month period ended June 30, 1999 from $6.7 million for the same period in 1998, mainly due to an increase in mobile home written premiums.

Commission income increased 114.5% to $2.1 million for the six-month period ended June 30, 1999 from $979,000 for the same period in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is attributable to the increase in Company-owned agencies.

Finance revenues increased 109.7% to $1.6 million for the six-month period ended June 30, 1999 from approximately $763,000 for the same period in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

Investment income decreased 6.7% to $472,000 for the six-month period ended June 30, 1999 from $506,000 for the same period in 1998. The Company experienced realized gains of $479,000 for the six-month period ended June 30, 1999 compared to realized gains of $390,000 for the same period in 1998.

Other income increased 26.9% to $1.0 million for the six-month period ended June 30, 1999 from $788,000 for the same period in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products. Income tax preparation was implemented during 1999. Total income derived under this product during the six-month period of 1999 was $172,000.

Total expenses increased $2.1 million, or 24.4%, from $8.6 million for the six-month period ended June 30, 1998 to $10.7 million for six-month period ended June 30, 1999. This increase is primarily due to increases in operating and underwriting expenses of $1,093,000, salaries and wages of $1,861,000 and amortization of goodwill of $148,000 partially offset by decreases in losses and loss adjustment expenses of $780,000 and amortization of deferred acquisition costs of $246,000. Following is a more detail discussion of these increases and decreases in expenses.

The Company's loss ratio for the six-month period ended June 30, 1999 was 55.9% compared with 70.1% for the same period in 1998. Losses and LAE incurred decreased 17.0% to $3.9 million for the six-month period ended June 30, 1999 from $4.7 million for the same period in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. An increase in the net earned premiums relating to the mobile home program and a decrease in the loss ratio to 18.3% at June 30, 1999 compared to 56.7% for the same period last year contributed to the decrease in the Company's loss ratio for this period. In addition, the automobile program experienced a decrease in the loss ratio, caused mainly by the increase in policies sold by Company-owned agencies, which historically has experienced a lower loss ratio. In addition, the loss ratio reflects a reduction of the incurred loss and LAE expense $646,000 relating to prior years. This reduction is principally the result of the Company's effort to settle claims more quickly and better than anticipated results on settled claims.

Operating and underwriting expenses increased 52.4% to $3.2 million for the six-month period ended June 30, 1999 from $2.1 million for the same period in 1998. The increase is due to the increase in Company-owned agencies from 15 during the second quarter of 1998 to 38 in 1999. During the last quarter of 1998 and first and second quarter of 1999, the Company acquired a total of 23 agencies. The increase in company-owned agencies had an impact in the total operating expenses in the second quarter of 1999.

Salaries and wages increased 118.8% to $3.5 million for the six months ended June 30, 1999 from $1.6 million for the same period in 1998, primarily due to the increase in Company-owned agencies.

Amortization of deferred policy acquisition costs decreased to a credit of $206,000 for the six-month period ended June 30, 1999 from $40,000 for the same period in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to a decrease in premiums written by independent agencies.

The Company's estimated effective income tax rate was 34.1% for the six months ended June 30, 1999 compared to 37.5% for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, the net proceeds of the IPO, investment income and borrowings under the credit facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow. Federated National is restricted under Florida Statutes as to the amount of dividends it can declare and pay. The maximum amount of dividends that Federated National is allowed to pay, without approval of the State of Florida Department of Insurance is $1.4 million for the year ended December 31, 1999.

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

         Federated Premium is a party to the credit facility, which is used to fund its operations. Each advance is subject to availability under a borrowing base calculation based upon a percentage of eligible accounts receivable, with maximum advances outstanding not to exceed the maximum credit commitment which is currently $5.0 million, increased from $4.0 million pursuant to a modification effective January 25, 1999. The outstanding balance of the Credit Facility as of June 30, 1999 was $4.5 million. The annual interest rate on borrowings under the Credit Facility is currently the prime rate plus .75%, decreased from the prime rate plus 1.75% due to the January 1999 modification. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of Federated Premium's finance contracts receivable. Federated Premium was in compliance with all covenants under the Credit Facility as of June 30, 1999. The Credit Facility expires on September 30, 2000 at which time management intends to negotiate a new agreement.

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

         The Company is party to a consent order with the Florida Department of Insurance which limits the amount of premiums ithe Company can underwrite in 1998 and 1999.


IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

YEAR 2000 MATTERS

         In 1996, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of June 30, 1999, the Company believes that it has completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 and quarter ended June 30, 1999 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company continues to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

(a)  Changes in Securities

     In January 1999, the Company consummated an asset acquisition of two insurance agencies in exchange for $176,000 in cash and 40,000 share of common stock for a total consideration of $456,000.

     The shares of common stock were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of shares having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such shares.

(b)  Use of Proceeds

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

     The Company incurred expenses of $1.5 million in connection with the IPO. These expenses represented direct payments to others and not direct or indirect payments to directors or executive officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO were $7.9 million and have been used for a contribution to Federated National's capital ($2.0 million), repayment of indebtedness under the Credit Facility ($1.0 million) and to finance acquisitions ($1.7 million). The balance of net proceeds has been used for working capital and general corporate purposes. None of the payments from the use of proceeds were made to directors or executive officers of the Company or to persons owning more than 10% of any class of securities of the Company.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On June 10, 1999, the Company held its Annual Meeting of Shareholders (the "Meeting).
b)       Not applicable
c)       At the Meeting, the following matters were voted upon:

         (i)    Election of Directors

The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                              Withhold
              Name                     For                    Authority
              ----                     ---                    ---------
         Joseph A. Epstein          2,485,499                 15,800
         Carla Leonard              2,485,499                 15,800

        (ii) Ratification of the appointment of KPMG LLP as the Company's independent certified public accountants for the year ended December 31, 1999.

                With respect to the foregoing matter, 2,500,499 shares were voted in favor, 0 shares against and 800 shares abstained. There were no broker non-votes.


ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    Financial Data Schedule: Ex. 27

(b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          21ST CENTURY HOLDING COMPANY

DATE: AUGUST 11, 1999                         By: /s/ Edward J. Lawson
                                                  ------------------------

                                              Title: President

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION

27            Financial Data Schedule