Form 10QSB
period 1999-09-30
21ST CENTURY HOLDING CO
filed 1999-11-15
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

COMMON STOCK PAR VALUE $.01 PER SHARE - 3,370,000 SHARES OUTSTANDING AS OF NOVEMBER 10, 1999.



                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                            PAGE
                                                                                                         ----

ITEM 1:

Consolidated Balance Sheets
     as of  September 30, 1999
     and December 31, 1998 (Unaudited)...................................................................  3

Consolidated Statements of Income
     for the three and nine months ended September 30, 1999
     and 1998 (Unaudited)................................................................................  4

Consolidated Cash Flow Statements
     for the nine months ended September 30, 1999
     and 1998 (Unaudited)................................................................................  5

Notes to Consolidated Financial Statements (Unaudited)...................................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................................................... 10

PART II: OTHER INFORMATION

Other Information........................................................................................ 16

Signature................................................................................................ 17



PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                             SEPTEMBER 30, 1999      DECEMBER 31,1998
                                          ASSETS                                (UNAUDITED)

Investments
     Fixed maturities, available for sale, at fair value                         $ 13,055,011           $ 14,605,582
     Equity securities                                                              1,323,264              2,936,520
Mortgage loan                                                                         120,000                163,164
                                                                                 ------------           ------------

                 Total investments                                                 14,498,275             17,705,266
                                                                                 ------------           ------------

Cash and cash equivalents                                                           1,901,784              2,250,061
Finance contracts receivable and consumer loans receivable, net of
 allowances for credit losses of $54,000 and $195,000, respectively                 8,660,369              7,093,593
Prepaid reinsurance premiums                                                        2,824,820              2,648,098
Premiums receivable                                                                 1,187,367                      0
Due from reinsurers                                                                 1,537,852              1,926,736
Deferred acquisition costs, net                                                       107,725                 89,524
Deferred income taxes                                                               1,567,804              1,085,255
Property, plant and equipment, net                                                  2,522,444              1,763,254
Other assets                                                                          771,267                866,335
Goodwill, net                                                                       3,459,368              2,748,281
                                                                                 ------------           ------------

                 TOTAL ASSETS                                                    $ 39,039,075           $ 38,176,403
                                                                                 ============           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                       $  6,146,977           $  7,603,460
Unearned premiums                                                                   8,885,760              8,534,320
Premium deposits                                                                      163,573                492,422
Revolving credit outstanding                                                        4,636,092              2,062,948
Bank overdraft                                                                      1,296,669              1,199,941
Unearned commissions                                                                  802,293                586,592
Accounts payable and accrued expenses                                                 372,487              1,932,950
Notes payable                                                                         563,629                500,000
Drafts payable to insurance companies                                                 320,565                295,947
                                                                                 ------------           ------------

                 TOTAL LIABILITIES                                               $ 23,188,045           $ 23,208,580
                                                                                 ============           ============


Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued and outstanding 3,370,000 and 3,350,000 shares,
    respectively                                                                       33,700                 33,500
    Additional paid in capital                                                     12,675,087             12,460,287
    Accumulated other comprehensive deficit                                        (1,147,771)              (257,227)
    Retained earnings                                                               4,290,014              2,731,263
                                                                                 ------------           ------------

                 TOTAL SHAREHOLDERS' EQUITY                                        15,851,030             14,967,823
                                                                                 ------------           ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 39,039,075           $ 38,176,403
                                                                                 ============           ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER  30,                     SEPTEMBER 30,
                                                                1999            1998            1999               1998
                                                                              (Restated)
Revenues:
   Gross premiums written                                    $  3,691,802    $  4,452,847    $ 15,529,597    $ 16,622,184
   Gross premiums ceded                                        (1,215,394)     (1,367,888)     (4,930,729)     (5,140,635)
                                                             ------------    ------------    ------------    ------------

             Net premiums written                               2,476,408       3,084,959      10,598,868      11,481,549

Decrease (increase) in unearned premiums,
   net of prepaid reinsurance premiums                            918,752         511,468        (224,213)     (1,207,421)
                                                             ------------    ------------    ------------    ------------

             Net premiums earned                                3,395,160       3,596,427      10,374,655      10,274,128

Commission income                                               1,174,465         512,217       3,228,962       1,490,792
Finance revenue                                                   958,075         526,955       2,589,997       1,289,779
Net investment income                                             184,118         264,880         656,107         770,527
Net realized gains (losses)                                        87,707         (17,304)        566,805         372,237
Other income                                                      429,748         310,904       1,456,507       1,099,180
                                                             ------------    ------------    ------------    ------------

             Total revenue                                      6,229,273       5,194,079      18,873,033      15,296,643
                                                             ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses                          2,069,023       2,242,483       5,970,362       6,923,709
   Operating and underwriting expenses                          1,710,495       1,007,475       4,909,764       3,113,438
   Salaries and wages                                           1,856,105         963,498       5,344,314       2,590,467
   Amortization of deferred acquisition
    costs, net                                                    123,296         (11,416)        (82,709)         29,007
   Amortization of goodwill                                       131,828          52,720         385,893         158,999
                                                             ------------    ------------    ------------    ------------

             Total expenses                                     5,890,747       4,254,760      16,527,624      12,815,620
                                                             ------------    ------------    ------------    ------------

             Income before provision for
               income tax expense                                 338,526         939,319       2,345,409       2,481,023
Provision for income tax expense                                  102,391         354,947         786,658         933,086
                                                             ------------    ------------    ------------    ------------

             Net income                                      $    236,135    $    584,372    $  1,558,751    $  1,547,937
                                                             ============    ============    ============    ============




             Net income per share                            $       0.07    $       0.28    $       0.46    $       0.74
                                                             ============    ============    ============    ============




             Net income per share-
             assuming dilution                               $       0.07    $       0.28    $       0.46    $       0.74
                                                             ============    ============    ============    ============




Weighted average number of common
  shares outstanding                                            3,380,000       2,100,000       3,386,667       2,100,000
Weighted average number of common
  shares outstanding  (assuming dilution)                       3,380,000       2,100,000       3,386,667       2,100,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999            1998
Cash flow from operating activities:
Net income                                                                      $  1,558,751    $  1,547,937

Adjustments to reconcile net income to net cash flow used in operating activities:
      Amortization of investment premium                                              (1,959)          6,418
      Depreciation and amortization of property, plant and equipment                  93,230          22,469
      Amortization of goodwill                                                       385,893         158,998
      Deferred income tax expense                                                     (2,520)       (315,849)
      Gain on sale of investment securities                                         (566,805)       (372,237)
      Provision for credit losses                                                    334,449               0
      Changes in operating assets and liabilities:
         Finance contracts receivable and consumer loans receivable               (1,566,776)     (2,811,397)
         Prepaid reinsurance premiums                                               (176,722)       (668,714)
         Premiums receivable                                                      (1,187,367)              0
         Due from reinsurers                                                         388,884        (547,363)
         Deferred acquisition costs                                                  (18,201)        (98,422)
         Other assets                                                                 95,068      (1,789,659)
         Unpaid loss and loss adjustment expenses                                 (1,456,483)        847,141
         Unearned premiums                                                           351,440       1,876,136
         Premium deposits                                                           (328,849)     (1,058,806)
         Unearned commissions                                                        215,701        (141,518)
         Accounts payable and accrued expenses                                    (1,560,463)      1,392,779
         Drafts payable to insurance companies                                        24,618         688,855
                                                                                ------------    ------------

          Net cash flow used in operating activities                              (3,418,111)     (1,263,232)
                                                                                ------------    ------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale              26,244,237      36,207,427
      Purchases of investment securities available for sale                      (24,112,923)    (37,386,504)
      Repayment of mortgage loan                                                     163,164         111,763
      Purchase of mortgage loan                                                     (120,000)              0
      Purchases of property, plant and equipment                                    (852,420)     (1,144,534)
      Acquisition of affiliates previously combined                                        0         189,103
      Acquisition of agencies and majority owned subsidiary                         (425,725)              0
                                                                                ------------    ------------

          Net cash flow used in investing activities                                 896,333      (2,022,745)
                                                                                ------------    ------------

Cash flows from financing activities
      Bank overdraft                                                                  96,728           1,068
      Acquisition of common stock                                                   (200,000)              0
      Revolving credit outstanding                                                 2,573,144       1,872,014
       Capital contribution                                                                0         394,470
      Repayment of indebtedness                                                     (296,371)       (183,626)
                                                                                ------------    ------------

          Net cash flow provided by financing activities                           2,173,501       2,083,926
                                                                                ------------    ------------

          Net decrease in cash & cash equivalents                                   (348,277)     (1,202,051)

Cash & cash equivalents at beginning of period                                     2,250,061       1,684,451
                                                                                ------------    ------------

Cash & cash equivalents at end of period                                        $  1,901,784    $    482,400
                                                                                ------------    ------------

Supplemental disclosure of cash flow information:
    Non-cash investing activities:
        Shares issued for acquisition of agency and majority owned subsidiary   $    415,000               0
                                                                                ------------    ------------

        Notes payable issued for agency acquisitions                            $    360,000               0
                                                                                ------------    ------------


    Cash paid during the period for:
        Interest                                                                $    237,675    $    267,103
                                                                                ------------    ------------

        Income taxes                                                            $  1,788,550    $    202,620
                                                                                ------------    ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all of the information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB.

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

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
(A) BASIS OF ACCOUNTING--(CONTINUED)

     In August 1999, the Company acquired 80% of the outstanding stock of Express Tax and Insurance Service, Inc., a licensor of tax return preparation software, in exchange for $100,000 in cash and 20,000 shares of common stock. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $215,000.

(B) COMPREHENSIVE INCOME (DEFICIT)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (deficit) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses) on debt investments available for sale and equity investments. The net change in net unrealized holding losses on debt investments available for sale and equity investments was ($890,544) and ($410,457) for nine months ended September 30, 1999 and 1998, respectively. Total comprehensive income was $668,207 and $1,137,480 for the nine months ended September 30, 1999 and 1998, respectively.

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

(3) RESTATEMENT

         The Company's consolidated statement of income for the three months ended September 30, 1998 has been restated from the amounts reported in the 10-QSB filing to reflect the effect of recording unearned ceding commissions for ceded premiums. Previously, the Company had recognized ceding commissions on a written basis. The Company's ceding commissions are now amortized over the life of the related policy. The effect of the restatement was as follows:

                                                                THREE MONTHS ENDED
                                                               SEPTEMBER 30, 1998
                                                               ------------------
                                                                   (UNAUDITED)
                                                            AS REPORTED
STATEMENT OF INCOME:                                     IN 10-QSB FILING   AS RESTATED
                                                         ----------------   -----------
        Amortization of deferred
          acquisition costs, net                           $ 85,529           (11,416)
        Provision for income
          taxes                                            $318,599           354,947
        Net income                                         $523,775           584,372
         Net income per share                                 $0.25             $0.28

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 (4) REVOLVING CREDIT OUTSTANDING

         In September 1997, the Company, through its subsidiary, Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $4.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. In January 1999, the maximum credit commitment was increased to $5.0 million and the annual interest rate was changed to the prime rate plus .75 percent.

(5) RELATED PARTY TRANSACTIONS

         In January 1999, the Company purchased two office properties from officers of the Company, which have been utilized for agencies' operations. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer. Consideration for the acquisitions was cash in the amount of $605,000.


(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent services through Assurance MGA, claims processing through its subsidiary, Superior Adjusting Inc. and marketing and distribution through Company-owned agencies (Federated Agency Group). The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and consumer loans through RPA Financial Corporation. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds and short-term consumer loans and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents. Operating segments that are not individually reportable are included in the "All Other" category.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates its business segments based on GAAP pretax operating earnings.
Corporate overhead expenses are not allocated to business segments.

         Information regarding components of pre-income tax operations for the three-month and nine-month periods ending September 30, 1999 and 1998 follows:

                                             THREE-MONTHS ENDED SEPTEMBER 30, NINE-MONTHS  ENDED  SEPTEMBER 30
TOTAL REVENUE                                     1999            1998             1999            1998
                                                  ----            ----             ----            ----

Insurance Segment
         Earned Premiums                     $  3,395,160    $  3,596,427      $ 10,374,655    $ 10,274,128
         Investment Income                        252,574         247,576         1,198,279       1,142,764
         Adjusting Income                         222,252         230,825           684,247         667,949
         MGA Fee Income                           217,111         214,177           723,917         784,531
         Commission Income                      1,405,832         801,627         4,447,313       2,190,740
         Miscellaneous Income                     224,578          96,494           689,328         314,319
                                             ------------    ------------      ------------    ------------
                  Total Insurance Revenue       5,717,507       5,187,126        18,117,739      15,374,431
                                             ------------    ------------      ------------    ------------

    Financing Segment:
         Premium Finance Income                   693,928         451,538         2,079,802       1,167,562
         Interest and Fees on Loans               283,922          75,320           527,844         122,217
         Investment Income                              0               0                 0               0
         Miscellaneous Income                           0             330             9.330             330
                                             ------------    ------------      ------------    ------------
                  Total Financing Revenues        977,850         527,188         2,616,976       1,290,109
                                             ------------    ------------      ------------    ------------

    All Other
         Total All Other                          597,527         120,000         1,605,927         360,000
                                             ------------    ------------      ------------    ------------

                  Total Operating Segments      7,292,884       5,834,314        22,340,642      17,024,540
         Intercompany Eliminations             (1,063,611)       (640,235)       (3,467,609)     (1,727,897)
                                             ------------    ------------      ------------    ------------

         Total Revenues                      $  6,229,273    $  5,194,079      $ 18,873,033    $ 15,296,643
                                             ============    ============      ============    ============

                          21ST CENTURY HOLDING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) SEGMENT INFORMATION (CONTINUED)

EARNINGS BEFORE INCOME TAXES
         Insurance Segment                        (50,476)       880,236      1,690,170      2,375,201
         Financing Segment                        494,195        180,866      1,202,575        458,967
         All Other                               (136,466)      (121,778)      (584,093)      (350,288)
                                              -----------    -----------    -----------    -----------


                  Total Operating Segments        307,253        939,324      2,308,652      2,483,880
         Intercompany Eliminations                 31,275             (5)        36,757         (2,857)
                                              -----------    -----------    -----------    -----------

         Total Earnings before Income Taxes   $   338,528    $   939,319    $ 2,345,409    $ 2,481,023
                                              ===========    ===========    ===========    ===========


Information regarding components of the balance sheets for September 30, 1999 and December 31, 1998:

TOTAL ASSETS                                         SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                                     ------------------             -----------------
Insurance Segment                                      $ 25,303,615                   $ 28,706,376
Financing Segment                                         9,604,032                      7,076,524
All Others                                                4,752,631                      4,523,632
                                                       ------------                   ------------

Total Operating Segments                                 39,660,278                     40,306,532
Intercompany Eliminations                                  (621,203)                    (2,130,129)
                                                       ------------                   ------------

TOTAL ASSETS                                           $ 39,039,075                   $ 38,176,403
                                                       ============                   ============

(7) ORGANIZATION OF NEW BANK

In September 1999, the Company filed applications with the Office of Thrift Supervision for approval to charter a new federal savings bank and to become a savings and loan holding company. In October 1999, the Company filed with the Federal Deposit Insurance Corporation for deposit insurance coverage. All such applications remain pending as of the date of this report.

(8) PRIVATE PLACEMENT

The Company is seeking to raise between $5.0 to $10.0 million in a private offering of subordinated convertible debt in an offering exempt from the Securities Act of 1933. The actual terms of the debt will be negotiated and the proceeds of the offering will be used to capitalize the Bank and other general corporate purposes.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual annual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; the limit on the Company's ability to manage growth; reinsurance considerations; dependence on investment income; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; insurance industry competition; ratings by industry services; catastrophe losses; reliance on key personnel; risks related to its proposed bank and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

         The Company is seeking to become a diversified financial services company by offering other financial products and services including payday advances, short-term consumer loans, as well as tax return preparation and electronic filing and ancillary services. The Company also intends to significantly expand the financial products and services it offers by establishing a newly chartered federal savings bank, FedFirst Bank, FSB (the "Bank"), which will be a wholly-owned subsidiary of the Company.

FINANCIAL CONDITION
AS OF SEPTEMBER 30, 1999 AS COMPARED TO DECEMBER 31, 1998

Investments decreased $3.2 million to $14.5 million as of September 30, 1999 as compared to $17.7 million as of December 31,1998. This decrease in investments is because of a decline in market value of investments of approximately $1.0 million and payment of accrued taxes of $1.7 million.

Cash and cash equivalents were $1.9 million as of September 30, 1999, as compared to $2.3 million as of December 31,1998. This decrease of $348,000 is due primarily to payment of income taxes and the related reduction in accounts payable and accrued expenses.

Finance contracts receivable and consumer loans receivable increased $1.6 million from $7.1 million at December 31, 1998 to $8.7 million at September 30, 1999. This increase is due to the continued development and emphasis on this product.

Prepaid reinsurance premiums were $2.8 million as of September 30, 1999 as compared to $2.6 million as of December 31,1998, an increase of $177,000. The increase is the result of more efficient processing of insurance policies and, consequently, the faster ceding of premiums to reinsurance companies.

At September 30, 1999, the Company had $1.2 million in premiums receivable compared to none at December 31, 1998. Prior to 1999, the Company did not write policies unless the premium was paid in cash. Beginning in 1999, the Company revised its policy and began billing premiums for certain customers.

Due from reinsurers decreased $389,000 to $1.5 million as of September 30, 1999 from $1.9 million as of December 31,1998. This decrease is the result of the Company's effort to process insurance policies more quickly and, consequently, the faster ceding of policies to reinsurance companies and quicker collection from reinsurers.

The increase of $483,000 in the deferred income taxes from $1.1 million as of December 31, 1998 to $1.6 million as of September 30, 1999 is due primarily to the deferred tax asset associated with the unrealized loss on investments available for sale.

The increase in property, plant and equipment of $759,000 to $2.5 million as of September 30, 1999 from $1.8 million as of December 31, 1998 is due primarily to the purchase of two office properties for $605,000.

Goodwill increased to $3.5 million as of September 30, 1999 from $2.7 million as of December 31, 1998 due to the purchase of 7 agencies and Express Insurance and Tax Services, Inc.

Unpaid losses and LAE decreased $1.5 million from $7.6 million as of December 31, 1998 to $6.1 million as of September 30, 1999 due primarily to an improvement in loss experience in 1999 as well as an effort by the Company to expedite the processing of claims.

Unearned premiums increased $351,000 to $8.9 million as of September 30, 1999 from $8.5 million as of December 31, 1998. This increase is the result of the Company's effort to process insurance policies more quickly.

The outstanding borrowings under the Company's Credit Facility (the "Credit Facility") increased $2.5 million to $4.6 million as of September 30, 1999 from $2.1 million as of December 31, 1998 primarily to fund the increase of $1.6 million in finance contracts receivables and consumer loans receivable. In addition, approximately $1.2 million was used to reduce an intercompany note to Federated National, which in turn was used to reduce accounts payable and accrued expenses.

Accounts payable and accrued expenses declined $1.5 million from $1.9 million as of December 31, 1998 to $373,000 as of September 30, 1999 due primarily to the payment of 1998 income taxes of $1.7 million.

Accumulated other comprehensive deficit increased $891,000 to $1.1 million as of September 30, 1999 from $257,000 as of December 31, 1998 primarily because the loss on the available for sale investment portfolio increased $1.3 million. The increase in the loss on the available for sale investment portfolio was principally due to the recent increases in interest rates.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income per share and net income per share assuming dilution decreased from $.28 for the quarter ended September 30, 1998 to $.07 for the third quarter of 1999. Net income, as discussed below, decreased $348,000, and the weighted average number common shares outstanding increased from 2.1 million during the third quarter of 1998 to 3.4 million during the third quarter of 1999 due primarily to the issuance of 1,250,000 shares in an initial public offering (the "IPO") completed in November 1998.

Net income decreased $348,000, or 59.6%, from $584,000 for the three months ended September 30, 1998, to $236,000 for the three months ended September 30,1999. This decrease resulted from an increase in total expenses of $1.6 million, which was partially offset by an increase in total revenue of $1.0 million and a decrease in income taxes of $252,000. The increase in total expenses, as well as, the increase in total revenue are primarily the result of an increase in Company owned agencies from 15 in the third quarter of 1998 to 38 in the third quarter of 1999. The increase in revenue and expenses is discussed in more detail below.

Total revenue increased $1.0 million, or 19.2%, from $5.2 million for the quarter ended September 30,1998 to $6.2 million for the quarter ended September 30,1999. This increase is primarily due to increases in commission income of $662,000 and finance revenue of $431,000, net realized gains of $105,000, and other income of $119,000, partially offset by a decrease in net premiums earned of $201,000 and investment income of $81,000

Net premiums earned decreased 5.6% to $3.4 million for the three-month period ended September 30, 1999 from $3.6 million for the same period in 1998. Despite the increase in the number of Company owned agencies, net premiums written declined mainly because the Company, in order to remain profitable, maintained its price structure in a highly competitive market with decreasing prices.

Commission income increased 129.3% to $1.2 million for the three-month period ended September 30, 1999 from $512,000 for the same period in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is attributable to the increase in Company-owned agencies. During the last quarter of 1998, the Company acquired 18 agencies, two agencies were acquired during the first quarter of 1999 and five agencies were acquired during the second quarter of 1999. (Two of the purchased agencies were consolidated with existing agencies).

Finance revenues increased 81.8% to $958,000 for the three-month period ended September 30, 1999 from approximately $527,000 for the same period in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

Net investment income decreased 30.6% to $184,000 for the three-month period ended September 30, 1999 from $265,000 for the same period in 1998 due to a decline in investments as well as overall lower interest rates on investments held during the period.

Other income increased 38.3% to $430,000 for the three-month period ended September 30, 1999 from $311,000 for the same period in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products.

Total expenses increased $1.6 million, or 37.2%, from $4.3 million for the three-month period ended September 30, 1998 to $5.9 million for three-month period ended September 30, 1999. This increase is primarily due to increases in operating and underwriting expenses of $703,000, salaries and wages of $893,000, amortization of goodwill of $79,000 and amortization of deferred acquisition costs of $135,000 partially offset by decreases in losses and LAE of $173,000.

The Company's loss ratio, for the three-month period ended September 30, 1999 was 60.9% compared with 62.4% for the same period in 1998. Losses and LAE incurred decreased 7.7% to $2.1 million for the three-month period ended September 30, 1999 from $2.2 million for the same period in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The decrease in the loss ratio is attributable to the increase in Company-owned agencies, which historically have produced a lower loss ratio. In addition, the loss ratio in the three-month period ended September 30, 1999 reflects a reduction of the incurred loss and LAE in the amount of $132,000 relating to prior periods. This reduction is principally the result of the Company's efforts to settle claims more quickly and better than anticipated results on settled claims.

Operating and underwriting expenses increased 70.0% to $1.7 million for the three-month period ended September 30, 1999 from $1.0 million for the same period in 1998. The increase is due to the increase in Company-owned agencies from 15 during the third quarter of 1998, to 38 in the third quarter of 1999.

Salaries and wages increased 97.3% to $1.9 million for the three-month period ended September 30, 1999 from $963,000 for the same period in 1998, the increase is due to the increase in Company-owned agencies.

Amortization of deferred policy acquisition costs increased to $123,000 for the three-month period ended September 30, 1999 from ($11,416) for the same period in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. This increase is due to a decrease in premiums written by independent agencies.

The decrease in income tax expense is due to the decrease in pretax income.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income per share and net income per share assuming dilution decreased from $.74 for the nine-month period ended September 30, 1998 to $.46 for the nine-month period ended September 30, 1999. Net income, as discussed below, was relatively stable, but net income per share was reduced by an increase in the weighted average number common shares outstanding during 1999 due primarily to the issuance of 1,250,000 shares in the IPO in November 1998.

Net income was $1,559,000 for the nine-month period ended September 30, 1999, compared to $1,548,000 for the nine- months ended September 30, 1998. Total revenues and total expenses increased by $3.6 million and $3.7 million, respectively. The increase in total revenues and the increase in total expenses are primarily the result of an increase in Company owned agencies from 15 as of September 30, 1998 to 38 at September 30, 1999. The increase in revenue and expenses is discussed in more detail below.

Total revenue increased $3.6 million, or 23.5%, from $15.3 million for the nine-month period ended September 30,1998 to $18.9 million for the nine-month period ended September 30, 1999. This increase is primarily due to increases in commission income of $1.7 million, finance revenue of $1.3 million, net realized gains of $195,000 and other income of $357,000.

Net premiums earned were comparable for the nine-month periods ended September 30, 1999 and 1998. While the Company had more Company owned agencies and was offering mobile home policies, premiums earned did not increase because the company chose not to lower premiums in order to maintain its margin, in a highly competitive market with declining prices.

Commission income increased 113.3% to $3.2 million for the nine-month period ended September 30, 1999 from $1.5 million for the same period in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is attributable to the increase in Company-owned agencies.

Finance revenues increased 100% to $2.6 million for the nine-month period ended September 30, 1999 from approximately $1.3 million for the same period in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

Net investment income decreased 14.9% to $656,000 for the nine-month period ended September 30, 1999 from $771,000 for the same period in 1998 due primarily to a decrease in investments. The Company experienced net realized gains of $567,000 for the nine-month period ended September 30, 1999 compared to realized gains of $372,000 for the same period in 1998.

Other income increased 36.4% to $1.5 million for the nine-month period ended September 30, 1999 from $1.1 million for the same period in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products. Income tax preparation was implemented during 1999. Total income derived under this product during the nine-month period of 1999 was $172,000.

Total expenses increased $3.7 million, or 28.9%, from $12.8 million for the nine-month period ended September 30, 1998 to $16.5 million for nine-month period ended September 30, 1999. This increase is primarily due to increases in operating and underwriting expenses of $1.8 million, salaries and wages of $2.8 million and amortization of goodwill of $227,000 partially offset by decreases in losses and LAE of $1.0 million and amortization of deferred acquisition costs of $112,000. Following is a more detail discussion of these increases and decreases in expenses.

The Company's loss ratio for the nine-month period ended September 30, 1999 was 57.6% compared with 67.4% for the same period in 1998. Losses and LAE incurred decreased 13.0% to $6.0 million for the nine-month period ended September 30, 1999 from $6.9 million for the same period in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The automobile program experienced a decrease in the loss ratio, caused mainly by the increase in policies sold by Company-owned agencies, which historically has experienced a lower loss ratio. In addition, the loss ratio reflects a reduction of the incurred loss and LAE expense $834,000 relating to prior years. This reduction is principally the result of the Company's effort to settle claims more quickly and better than anticipated results on settled claims.

Operating and underwriting expenses increased 58.1% to $4.9 million for the nine-month period ended September 30, 1999 from $3.1 million for the same period in 1998. The increase is due to the increase in Company-owned agencies from 15 during the 1998 to 38 in 1999. During the last quarter of 1998 and first and second quarter of 1999, the Company acquired a total of 23 agencies.

Salaries and wages increased 103.9% to $5.3 million for the nine months ended September 30, 1999 from $2.6 million for the same period in 1998, primarily due to the increase in Company-owned agencies.

Amortization of deferred policy acquisition costs decreased to a credit of $83,000 for the nine-month period ended September 30, 1999 from $29,000 for the same period in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to a decrease in premiums written by independent agencies.

The Company's estimated effective income tax rate was 33.5% for the nine months ended September 30, 1999 compared to 37.6% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, the net proceeds of the IPO, investment income and borrowings under the Credit Facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow. Federated National is restricted under the Florida Statutes as to the amount of dividends it can declare and pay. The maximum amount of dividends that Federated National is allowed to pay, without approval of the State of Florida Department of Insurance is $1.4 million for the year ended December 31, 1999.

         In November 1998, the Company generated net proceeds of approximately $7.9 million from the IPO in which it sold 1,250,000 shares of Common Stock at a price of $7.50 per share. The net proceeds of the IPO were used for contributions to Federated National's capital, repayment of debt under the Credit Facility, the finance of acquisitions and working capital and other general corporate purposes.

         The Company is seeking to raise between $5.0 to $10.0 million in a private offering of subordinated convertible debt in an offering exempt from the Securities Act of 1933. The actual terms of the debt will be negotiated and the proceeds of the offering will be used to capitalize the Bank and other general corporate purposes.

         Federated Premium is a party to the Credit Facility, which is used to fund its operations. Each advance is subject to availability under a borrowing base calculation based upon a percentage of eligible accounts receivable, with maximum advances outstanding not to exceed the maximum credit commitment which is currently $5.0 million, increased from $4.0 million pursuant to a modification effective January 25, 1999. The outstanding balance of the Credit Facility as of September 30, 1999 was $4.6 million. The annual interest rate on borrowings under the Credit Facility is currently the prime rate plus .75%, decreased from the prime rate plus 1.75% due to the January 1999 modification. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of Federated Premium's finance contracts receivable. Federated Premium was in compliance with all covenants under the Credit Facility as of September 30, 1999. The Credit Facility expires on September 30, 2000 at which time management intends to negotiate a new agreement.

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

         The Company is party to a consent order with the Florida Department of Insurance which limits the amount of premiums the Company can underwrite in 1998 and 1999.


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

YEAR 2000 MATTERS

         In 1996, the Company began converting its computer systems to be year 2000 compliant. The Company has evaluated its internal systems, both hardware and software, facilities, and interactions with business partners in relation to year 2000 issues. As of September 30, 1999, the Company believes that it has completed its efforts to bring the systems in compliance. The total cost incurred during the year ended December 31, 1998 and quarter ended September 30, 1999 to modify these existing systems, which include both internal and external costs of programming, coding and testing, was not material. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. During 1999, the Company continues to contact its business partners (including agents, banks, motor vehicle departments and rating agencies) to determine the status of their compliance and to assess the impact of noncompliance on the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. To the extent that any additional issues arise, the Company will evaluate the impact on its business, results of operations and financial condition and, if material, make the necessary disclosures and take appropriate remedial action.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

(a)  Changes in Securities

     In August 1999, the Company purchased 80% of Express Tax and Insurance Service, Inc., a licensor of tax return preparation software, for $100,000 cash and 20,000 shares of common stock for a total consideration of $230,000. These shares of common stock were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of shares having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such shares.


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

                                             21ST CENTURY HOLDING COMPANY




DATE:  NOVEMBER 15, 1999                     BY: /S/ SAMUEL A. MILNE
                                             -----------------------
                                             Title: Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT                    DESCRIPTION
-------                    -----------

27                         Financial Data Schedule