Form 10KSB40
period 1999-12-31
21ST CENTURY HOLDING CO
filed 2000-03-31
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

( x ) Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended               December 31, 1999
                                        -----------------

                                       or

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21st Century Holding Company

           (Name of Small Business Issuer as specified in its Charter)

                  FL                                   65-0248866
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No)

                 4161 N.W. 5th Street Plantation, Florida 33317
     ----------------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (954) 581-9993
                                                            -------------------
    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    x         NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $25,377,454
                                                          -----------

The aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates on March 29, 2000, based on the last sale price of the Common Stock as reported by the Nasdaq National market was: $9,455,715.

As of March 29, 2000 there were 3,385,000 shares of the issuer's Common Stock, $.01 par value, outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; the limit on the Company's ability to expand due to a consent order entered into with the Florida Department of Insurance; reinsurance; dependence on investment income; the adequacy of its liability for losses and LAE regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission the ("Commission"). See "Glossary of Selected Terms" at the end of Item 1 for definition of insurance terms used in this report.

                                     PART I
                                     ------
ITEM 1.           BUSINESS
--------------------------

GENERAL

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies which it represents through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National's insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and offers consumer loans through its wholly-owned subsidiary, RPA Financial Corporation ("RPA Financial"), and pay advances through Fed First Corp ("Fed First").

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 38 Company-owned agencies and approximately 500 active independent agents. The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the insurance underwriting, distribution and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system, which links the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enable the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site. The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, and that they will enhance the Company's ability to expand to other regions in Florida and to other states.

         The Company's primary product is nonstandard personal automobile insurance, which is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. Underwriting standards for preferred or standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. These factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Based on information provided by A.M. Best, a leading rating agency for the insurance industry, from 1993 to 1997, the nonstandard personal automobile insurance market in the United States grew from approximately $14.2 billion to approximately $22.0 billion in annual premium volume and from approximately 15.1% to approximately 19.2% of the total personal automobile insurance market. Also, according to A.M. Best, from 1993 to 1997, annual premium volume in the nonstandard personal automobile insurance market in Florida grew from approximately $1.5 billion to approximately $2.6 billion and from approximately 27.8% to approximately 35.6% of the total personal automobile insurance market in Florida.

         The Company's executive offices are located at 4161 N.W. 5th Street, Plantation, Florida and its telephone number is (954) 581-9993.

RECENT DEVELOPMENTS

         In January 1999, the Company consummated an asset acquisition of two agencies in exchange for $212,000 in cash and 40,000 shares of common stock. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $512,000.

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

         In September 1999, the Company filed applications with the Office of Thrift Supervision (the "OTS") to become a savings and loan holding company and to organize a federal savings bank (together, the "OTS Applications"). The Company filed an application with the FDIC in February 2000 to obtain deposit insurance (the "FDIC Application").

BUSINESS STRATEGY

The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration and

o selectively expand the Company's product offerings by underwriting additional insurance products and programs such as standard automobile insurance, commercial vehicle insurance and homeowners' insurance, and marketing these products and programs through its distribution network;

o expanding direct marketing of insurance products to customers through mailings, media advertising and the Internet;

o maintaining a commitment to provide quality service to its agents and insureds by emphasizing customer service;

o expanding the financial products and services the Company offers by organizing the Bank;

o encouraging agents to place a high volume of quality business with the Company by providing them with attractive commission structures tied to premium levels and loss ratios;

o    identifying and reviewing opportunities to acquire additional insurers; and

o employing the business practices developed and used in Florida to ultimately expand to other selected states.

INSURANCE OPERATIONS

         UNDERWRITING

         General The Company underwrites its nonstandard and standard personal automobile insurance mobile home property insurance and casualty insurance through Federated National. Federated National is licensed to conduct business only in Florida.

         In connection with the Company obtaining approval from the Florida Department of Insurance to underwrite mobile home insurance, the Company entered into a consent order with the Florida Department of Insurance (the "Consent Order"), which limits the amount of premiums it may underwrite. Consent orders, are normally entered into by an insurance company with the Florida Department of Insurance when an insurance company desires to underwrite a new product. In 1998, Federated National was only permitted to underwrite $21.0 million in gross premiums written and $14.0 million in total net premiums written. In 1999, this limit increased to $24.0 million and $15.0 million, respectively. Federated National is also required to maintain a minimum capital surplus to support its underwriting program. In 1998 and 1999, Federated National is also required to have capital surplus of $4.7 million and $5.9 million, respectively. The premium limits and capital surplus requirements impact Federated National's potential growth. Federated National's potential to exceed the premium limits and capital surplus requirements is great and its ability to exceed these requirements will be subject to the prior approval of the Florida Department of Insurance. The Florida Department of Insurance has indicated in writing its willingness to modify the Consent Order and increase Federated National's underwriting authority. At December 31, 1999, Federated National's capital surplus was $7.1 million. The Consent Order expired at December 31, 1999.

         The following tables set forth the amount and percentages of Federated National's gross premiums written and premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                                       YEARS ENDED DECEMBER 31,
                                                                 1999                              1998
                                                       PREMIUM           PERCENT            PREMIUM      PERCENT
                                                       -------           -------            -------      -------
                                                                        (DOLLARS IN THOUSANDS)
Written:
  Nonstandard Automobile........................        $16,779            87.1%             $19,062        89.9%
  Mobile Home...................................          2,495            12.9                2,133        10.1
                                                        -------           -----              -------       -----
   Total Written................................         19,274           100.0%              21,195       100.0%
Ceded:
  Nonstandard Automobile........................         (5,058)           81.3%              (5,698)       85.3%
  Mobile Home...................................         (1,164)           18.7                 (930)       14.7
                                                        -------           -----              -------       -----
  Total Ceded...................................         (6,222)          100.0%              (6,628)      100.0%
Net:
  Nonstandard Automobile........................         11,721            89.8%              13,364        92.1%
  Mobile Home...................................          1,331            10.2                1,203         7.9
                                                        -------           -----              -------       -----
Total Net.......................................        $13,052           100.0%             $14,567       100.0%
                                                        =======            =====             =======       =====

         Nonstandard Automobile. Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is limited because premiums usually are at higher rates than those charged for standard insurance coverage and because approximately 30% of the policies issued by Federated National provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. Federated National currently underwrites nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive and $50,000 for collision. The average annual premium on policies currently in force is approximately $650. Federated National underwrites this coverage on an annual and semi-annual basis.

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

         Standard Automobile. Standard personal automobile insurance is principally provided to insureds that present an average risk profile in terms of payment history, driving record, vehicle type and other factors. As part of its expansion strategy, in August 1998, Federated National commenced underwriting standard personal automobile insurance. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. Federated National is initially underwriting standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The Company is marketing Federated National's standard personal automobile insurance through its network of Company-owned agencies and independent agents and directly to insureds through its FedFirst direct advertising program.

         Mobile Home. In 1997, Federated National commenced underwriting homeowners insurance for mobile homes, principally in Central and Northern Florida, where the Company believes that the risk of catastrophe loss from hurricanes is less than in other areas of the state. Homeowners' insurance generally protects an owner of real or personal property against covered causes of loss to that property. Homeowners' insurance for mobile homes generally involves the potential for above-average loss exposure. In the absence of major catastrophe losses, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, Federated National's property lines typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, the Company presently intends to limit its mobile home coverage to no more than 10% of its underwriting exposure. The average annual premium on policies currently in force is approximately $379 and the typical deductible is $500. As the Company-owned agencies are located primarily in South Florida, the Company markets Federated National's mobile home property and casualty insurance through independent agents in Central and Northern Florida.

         Homeowners. Federated National will commence underwriting homeowners' insurance in the year 2000 principally in Central and Northern Florida. Homeowners' insurance generally protects an owner of real of personal property against covered causes of loss to that property. Limit on homeowners' insurance is generally significantly higher than those for homeowners' insurance for mobile homes, but typically provide for deductibles and other restrictive terms. Federated National's property lines typically provide maximum coverage in the amount of $150,000, with the average policy limit being approximately $100,000. In addition, the Company presently intends to limit its homeowners' coverage to no more than 10% of its underwriting exposure. The Company anticipates that the average annual premium on policies will be approximately $900 and the typical deductible will be $500. The Company will market Federated National's homeowners' insurance through its network of Company-owned agencies and independent agents and directly to insureds through its FedFirst direct advertising program.

         Future Products. The Company intends to expand its product offerings by underwriting additional insurance products and programs and marketing them through its distribution network. During 2000, the Company intends to expand its product of commercial vehicle insurance. Expansion of the Company's product offerings will result in an increase in expenses due to additional costs incurred in additional actuarial rate justifications, software and personnel. Future products may require regulatory approval. There can be no assurance that the Company can successfully obtain the necessary regulatory approval and underwrite and profitably market and distribute any of these products.

         Assurance MGA

         Assurance MGA acts as Federated National's managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and the Company's agencies and participates in the negotiation of reinsurance contracts.

         Assurance MGA has established a relationship with and has underwriting authority for Gainsco, Inc. for commercial property and casualty lines, Lloyds of London for various other insurance products, American Colonial Insurance Company and State National for automobile insurance. Assurance MGA also generates revenue through policy fee income and other administrative fees from the marketing of these companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products.

         Superior

         The Company internally processes claims made by Federated National's insureds through Superior. The Company-owned agencies and independent agents have no authority to settle claims or otherwise exercise control over the claims process. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service. The Company only retains independent appraisers and adjusters on an as needed basis. Superior currently handles claims for State National and American Vehicle.

         Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claims-related litigation is monitored by Company personnel. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims and the establishment of appropriate liability for claims. The Company believes that the internal processing of claims enables it to provide quality customer service while controlling claims adjustment expenses.

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

         The following table sets forth the amount and percentages of premiums financed for Federated National and other insurers for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                            1999                         1998
                                                   ---------------------        ----------------------
                                                   PREMIUMS      PERCENT        PREMIUMS       PERCENT
                                                   --------      -------        --------       -------
                                                                 (DOLLARS IN THOUSANDS)
     Federated National.........................    $12,338        46.8%          $11,843        60.5%
     Other insurers.............................     14,035        53.2             7,728        39.5
                                                    -------       -----           -------       -----
        Total...................................    $26,373       100.0%          $19,571       100.0%
                                                    =======       =====           =======       ======

     Consumer Loans and Payday Advances

     In August 1999, the Company began offering consumer loan services, which are short-term (one year) loans secured by free and clear automobile titles, through its agency network. These loans bear interest rates, ranging up to 30% per year. The underwriting criteria for loans is that the consumer must have acceptable credit or an indication that the consumer is working towards having acceptable credit and that the automobile has sufficient value. In August 1999, the Company also began to offer payday advances, in which the Company advances up to $1,000 to a customer for a maximum of ten days. The Company charges the customer 9% of the amount advanced plus a fee of $5 per advance.

     Tax Preparation Services and Ancillary Services

     The Company also offers other services at its agencies including tax return preparation and electronic filing and the issuance and renewal of license tags. In August 1999, the Company acquired an 80% interest in Express Tax Service. Express Tax Service licenses tax return preparation software to over 300 agencies throughout the United States and also earns fees on all electronically filed returns. Express Tax Service previously licensed its software to the Company's agencies and will continue to do so in the future.

MARKETING AND DISTRIBUTION

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 38 Company-owned agencies and approximately 500 active independent agents. The Company's agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange and Polk Counties, Florida, and its network of independent agents are located primarily in South Florida. The Company supports its agency network by advertising in various media.

         Company-employed and independent agents have the authority to sell and bind insurance coverages in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverages bound by the agents promptly and generally accepts all coverages, which fall within stated underwriting criteria. Assurance MGA also has the right within a period of 60 days from a policy's inception to cancel any policy upon 45 days' notice, even if the risk falls within its underwriting criteria.

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

         The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies and independent agents for the periods indicated:

                                                                       YEARS ENDED DECEMBER 31,
                                                               1999                              1998
                                                               ----                              ----
                                                     PREMIUMS         PERCENT           PREMIUMS          PERCENT
                                                     --------         -------           --------          -------
                                                                       (DOLLARS IN THOUSANDS)
Through Company-owned agencies.........................   $7,929           41.1%            $ 7,846         37.0%
Through independent agents.............................   11,345           58.9              13,349         63.0
                                                          ------          -----             -------         ----
   Total...............................................  $19,274          100.0%            $$21,195       100.0%
                                                         =======          ======            ========       =====


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

         Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company ceded $6.2 million in premiums written for the year ended December 31, 1999. Federated National's reinsurance for automobile insurance is primarily ceded with Transatlantic Re, an A++ rated reinsurance company. Federated National cedes 30% of automobile premiums written to Transatlantic Re. Federated National maintains reinsurance contracts for mobile home insurance with A rated reinsurers including Transatlantic Re. Federated National cedes 40% of mobile home premiums written to Transatlantic Re and Everest Reinsurance Company ("Everest Re"). Everest Re is an A rated reinsurance company. The reinsurance program renews annually, although the Company continually reviews the program and may elect to change it more frequently. Reinsurance is placed directly by the Company and through national reinsurance intermediaries.

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

LIABILITY FOR UNPAID LOSSES AND LAE

         The Company is directly liable for loss and LAE payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence and reporting of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

         All newly reported claims received with respect to nonstandard personal automobile policies are set up with an initial average liability. The average liability for these claims are determined every quarter by dividing the number of closed claims into the total amount paid during the three-month period. If a claim is open more than 30 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim.

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

         The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in the Company's consolidated financial statements for the periods indicated.

                                                                             YEARS ENDED DECEMBER 31,
                                                                           1999                   1998
                                                                           ----                   ----
                                                                           (DOLLARS IN THOUSANDS)
Balance at January 1                                                       $7,603              $6,726

  Less reinsurance recoverables....................                        (2,237)             (2,091)
                                                                           ------              ------
   Net balance at January 1........................                        $5,366              $4,635
                                                                           ======              ======

Incurred related to:
  Current year.....................................                        $8,764              $9,404
  Prior years......................................                          (670)               (271)
                                                                           ------               -----
   Total incurred..................................                        $8,094              $9,133
                                                                           ======              ======

Paid related to:
  Current year.....................................                        $5,552              $5,699
  Prior years......................................                         3,480               2,703
                                                                           ------               -----
   Total paid......................................                        $9,032              $8,402
                                                                           ======              ======

Net balance at end of period.......................                        $4,428              $5,366
  Plus reinsurance recoverables....................                         1,886               2,237
                                                                           ------               -----
   Balance at end of period........................                        $6,314              $7,603
                                                                           ======              ======


         As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company reduced its' liability for loss and LAE for claims occurring in prior years by $670,000 and $271,000 for the years ended December 31, 1999 and 1998, respectively. Management does not expect reserve reductions to continue at these levels in 2000, and there can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 1999.

         The automobile program experienced a decrease in the loss ratio, caused mainly by the increase in policies sold by Company-owned agencies, which historically has experienced a lower loss ratio. In addition, the loss ratio reflects a reduction of the incurred loss and LAE expense $670,000 relating to prior years. This reduction is principally the result of the Company's effort to settle claims more quickly and better than anticipated results on settled claims.

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

         The following table presents total unpaid loss and LAE, net and total reinsurance recoverables shown in the Company's consolidated financial statements for the periods indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                                                        1999               1998
                                                                        ----               ----
                                                                       (DOLLARS IN THOUSANDS)

Loss and LAE, net..........................................            $3,124            $3,488
IBNR, net..................................................             1,304             1,878
                                                                        -----             -----

   Total unpaid loss and LAE, net..........................            $4,428            $5,366
                                                                       ======            ======

Reinsurance recoverable....................................             1,319             1,437
IBNR recoverable...........................................              567               800
                                                                         ---               ---

   Total reinsurance recoverable...........................            $1,886            $2,237
                                                                       ======            ======


         The following table presents the liability for unpaid losses and LAE for the Company for the years ended December 31, 1992 through 1999. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.


                                                       YEARS ENDED DECEMBER 31, (1)
                                                       ----------------------------

                                                 1999     1998     1997     1996    1995    1994    1993    1992
                                                 ----     ----     ----     ----    ----    ----    ----    ----
                                                          (DOLLARS IN THOUSANDS)

Balance Sheet Liability                         $4,428   $5,366   $4,635   $4,532  $3,688  $3,355  $2,507   $611

Cumulative paid as of:
  One year later................................          3,480    2,690    2,852   2,638   2,449   1,964    499
  Two years later...............................                   3,531    3,539   2,658   2,792   2,426    554
  Three years later.............................                            3,884   2,924   3,018   2,449    585
  Four years later..............................                                    3,061   3,114   2,529    580
  Five years ...................................                                            3,172   2,560    583
  Six years later...............................                                                    2,601    583
  Seven years later.............................                                                             583

Re-estimated net liability as of:
  End of year...................................$4,428   $5,366   $4,635   $4,532  $3,688  $3,355  $2,507   $611
  One year later................................          4,696    4,364    4,334   3,750   3,570   2,566    628
  Two years later...............................                   4,003    4,204   3,252   3,231   2,780    586
  Three years later.............................                            4,048   3,255   3,305   2,596    593
  Four years later..............................                                    3,129   3,289   2,619    580
  Five years later..............................                                            3,207    2,638   583
  Six years later...............................                                                     2,628   583
  Seven years later.............................                                                             583
Cumulative redundancy (deficiency)..............    --     $670     $632     $484    $559    $148    $(121)  $28

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

         The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National. The ratios, inclusive of ULAE expenses, are shown in the table below, and are computed based upon SAP. The expense ratios include management fees paid to 21st Century Holding Company in the amount of $1.0 million and $480,000 in 1999 and 1998, respectively.

                                          YEARS ENDED DECEMBER 31,
                                           1999             1998
                                           ----             ----

Loss Ratio...........................       67%             72%
Expense Ratio........................       38              24
                                            --              --

Combined Ratio.......................      105%             96%
                                           ====             ===


INVESTMENTS

         The Company's investment objective is to maximize total rate of return after Federal income taxes while maintaining liquidity and minimizing risk. The Company's current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in equity securities and mortgage notes receivable to approximately 17% and 1%, respectively, of total consolidated investments. The Company also complies with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

         The Company's investment policy is established by the Board of Directors and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 1999, approximately 80.2% of the Company's investments were in investment-grade fixed income securities and short-term investments, which are considered to be either available for sale or held to maturity, based upon the Company's intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. The Company may in the future also consider fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any material swaps, options, futures or forward contracts to hedge or enhance its investment portfolio.

         The Company's investment portfolio is managed by the Company's Investment Committee consisting of the Company's President, the President of Federated National and one outside advisor, in accordance with guidelines established by the Florida Department of Insurance.

The table below sets forth investment results for the periods indicated.

                                                                 YEARS ENDED DECEMBER 31,
                                                                   1999              1998
                                                                   ----              ----
                                                                   (DOLLARS IN THOUSANDS)

Interest on fixed maturities...............................        $777              $878
Dividends on equity securities.............................          72                94
Interest on short-term investments.........................          23                 3
Other......................................................           5                24
                                                                      -                --

Total investment income....................................         877               999
Investment expense.........................................         (23)              (15)
                                                                    ----             ----
Net investment income......................................        $854              $984
                                                                   ====              ====


Net realized gain..........................................        $952              $442
                                                                   ====              ====

The following table summarizes, by type, the investments of the Company as of December 31, 1999.

                                                                             CARRYING         PERCENT
                                                                              AMOUNT          OF TOTAL
                                                                              ------          --------
                                                                               (DOLLARS IN THOUSANDS)
Fixed maturities, at market:
  U.S. government agencies and authorities                                              $0          0%
  Obligations of states and political subdivisions                                   9,154       65.7
  Corporate securities.............................................................. 1,768       12.7
  Collateralized mortgage obligations................................................  248        1.8
                                                                                    ------       ----

   Total fixed maturities                                                           11,170       80.2
                                                                                    ------       ----

  Equity securities, at market.......................................................2,627       18.9
  Mortgage notes receivable......................................................... ..119         .9
                                                                                    ------       ----

   Total investments...............................................................$13,916       100%
                                                                                   =======       ====

Fixed maturities are carried on the Company's balance sheet at market. At December 31, 1999, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation):

                             CARRYING            PERCENT OF
                              AMOUNT               TOTAL
                              ------               -----
                                (DOLLARS IN THOUSANDS)
AAA...................          $4,307               38.6%
AA....................           2,503               22.4
A.....................           1,887               16.9
BBB...................           2,045               18.3
BB++..................             180                1.6
Unrated...............             248                2.2
                               -------             ------
                               $11,170             100.0%
                               =======             ======

The following table summarizes, by maturity, the fixed maturities of the Company as of December 31, 1999.

                                                               CARRYING         PERCENT OF
                                                                AMOUNT            TOTAL
                                                                ------            -----
                                                                  (DOLLARS IN THOUSANDS)
Matures In:
One year or less.....................................              $0                0%
One year to five years...............................               0                0
Five years to 10 years...............................           1,547             13.8
More than 10 years...................................           9,623             86.2
                                                               -------           -------

    Total fixed maturities...........................         $11,170            100.0%
                                                              ========           =======

At December 31, 1999, the average maturity of the fixed maturities portfolio was approximately 17 years.

COMPETITION

         The Company operates in a highly competitive market and faces competition from both national regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below the pricing structure of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies which underwrite personal automobile insurance. Companies of comparable or smaller size which compete with the Company in the nonstandard automobile insurance industry include Fortune Insurance Company, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In connection with the Company obtaining approval from the Florida Department of Insurance to underwrite mobile home insurance, the Company entered into the Consent Order with the Florida Department of Insurance which limits the amount of premiums it may underwrite. Consent orders are normally entered into by an insurance company with the Florida Department of Insurance when an insurance company desires to underwrite a new product. The following addresses the statutory accounts and amounts related to the Company's insurance subsidiary, Federated National. In 1998, Federated National was only permitted to underwrite $21.0 million in gross premiums written and $14.0 million in total net premiums written. In 1999, Federated National is limited to $24.0 million and $15.0 million, respectively. Federated National also is required to maintain a minimum capital surplus to support its underwriting program. In 1999 and 1998, Federated National was required to maintain capital surplus of at least $5.9 million and $4.7 million, respectively. The consent order expired on December 1999. The premium limits and capital surplus requirements impact Federated National's potential growth. Federated National's ability to exceed these requirements will be subject to the prior approval of the Florida Department of Insurance. At December 31, 1999, Federated National's capital and surplus was $7.1 million. The failure of the Company to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, any changes in such laws and regulations including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect the operations of the Company's, ability to expand its operations. The Company, however, is unaware of any consumer initiatives which could have a material adverse effect on the Company's business, results of operations or financial condition.

         The State of Florida has recently adopted laws regarding personal injury protection. The Company believes that these recently adopted laws will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

         Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. The Company is permitted to file rates for nonstandard policies which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Florida and several states have recently adopted laws or their legislatures are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly private passenger automobile insurance.

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

         All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 1998. No material deficiencies were found during this regulatory examination. In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 1999, securities with a carrying value of approximately $488,000, were on deposit with the State of Florida.

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

         Under these laws, Federated National is permitted to pay dividends to the Company in 2000 in the amount of $708,000 without prior regulatory approval. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Insurance will allow any dividends in excess of the amount to be paid by Federated National to the Company in the future.

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

         In order to enhance the regulation of insurer solvency, the NAIC enacted a model law (the "Model Law") to implement its risk-based capital requirements for insurance companies. The Model Law became effective with respect to property and casualty insurance companies as of year-end 1994. The requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Model Law measures three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and
(iii) other business risks from investments. Insurers having less statutory surplus than required by the Model Law will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Model Law establishes various levels of regulatory action. Based upon the 1999 statutory financial statements for Federated National, the Company's insurance subsidiary, Federated National's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Insurance could require Federated National to cease operations in the event Federated National fails to maintain the required statutory capital.

         The extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the Model Law, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL, as calculated under the Model Law, was 370.9% at December 31, 1999 and 517.7% at December 31, 1998. Regulatory action is triggered if surplus falls below 200.0% of the ACL amount.

         The NAIC has also developed IRIS ratios to assist state insurance departments in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges", state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 1999, Federated National was within all NAIC usual ranges with respect to its IRIS tests.

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

         Finance Company Regulation

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

         Industry Ratings Services

         Federated National received a B+ rating from A.M. Best during 1999. A.M. Best's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Federated National is rated "BBB" (Adequate and Secure) by Standard and Poor's Corporation and is rated "A" (Strong) by Demotech, Inc.

         Employees

         As of December 31, 1999, the Company and its subsidiaries had 251 employees, including three executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.

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

Statutory Accounting Practices
  ("SAP")                                   Those accounting principles and
                                            practices which provide the
                                            framework for the preparation of
                                            financial statements, and the
                                            recording of transactions, in
                                            accordance with the rules and
                                            procedures adopted by regulatory
                                            authorities, generally emphasizing
                                            solvency consideration rather than a
                                            going concern concept of accounting.
                                            The principal differences between
                                            SAP and GAAP are as follows:
                                            (a) SAP, certain assets
                                            (non-admitted assets) are eliminated
                                            from the balance sheet; (b) under
                                            SAP, policy acquisition costs are
                                            expensed upon policy inception,
                                            while under GAAP they are deferred
                                            and amortized over the term of the
                                            policies; (c) under SAP, no
                                            provision is made for deferred
                                            income taxes; and (d) under SAP,
                                            certain reserves are recognized
     `                                      which are not recognized under GAAP.

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

ITEM 2.           PROPERTIES
-------           ----------

         The Company's agencies are located in leased locations pursuant to leases expiring at various times through February 2016. The aggregate annual rental for the facilities is approximately $890,000.

ITEM 3.           LEGAL PROCEEDINGS
-------           -----------------
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
-------           AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "TCHC" since November 5, 1998. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended            High              Low
     -------------            ----              ---
     December 31, 1998       $7.625           $6.500
     March 31, 1999          $7.750           $5.500
     June 30, 1999           $7.125           $4.500
     September 30, 1999      $7.000           $5.188
     December 31, 1999       $5.750           $4.125

(B)      SALES OF UNREGISTERED SECURITIES

     The following unregistered shares of common stock were issued in 1999:

     Shares         Date            Reason
     ------         ----            -------

     40,000       January 1999      Acquisition of two insurance agencies
     20,000       August 1999       Acquisition of Express Insurance and Tax
                                    Services, Inc.

     No commissions were paid in connection with the foregoing sales, which were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

(C) HOLDERS

         As of March 29, 2000, there were approximately 37 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners of its Common Stock is in excess of 1,100.

(D) DIVIDENDS

     The Company has not paid dividends on its Common Stock and anticipates that for the foreseeable future all earnings, if any, will be retained for the operation and expansion of the Company's business. Moreover, the ability of the Company to pay dividends, if and when its board of directors determines to do so, may be restricted by regulatory limits on the amount of dividends which Federated National is permitted to pay to the Company. See Regulations in Part I, Item I.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, through its subsidiaries, is engaged in the insurance underwriting, distribution and claims business. Federated National, the Company's insurance subsidiary, generates revenues from the collection and investment of premiums. The Company's agency operations generate income from policy fees, commissions, premium financing referral fees, auto tag agency fees, income tax return preparation and the marketing of ancillary services. Federated Premium generates revenue from premium financing provided to Company and third party insureds. Assurance MGA, the Company's managing general agent, generates revenue through policy fee income and other administrative fees from the marketing of third parties' insurance products through the Company's distribution network.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies which market their products through agents, as well as companies which sell insurance directly to customers.

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, the Company's management believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies which underwrite personal automobile insurance.

         The Company is seeking to become a diversified financial services company by offering other financial products and services including payday advances, short-term consumer loans, as well as tax return preparation and electronic filing and ancillary services. The Company also intends to significantly expand the financial products and services it offers by establishing a newly chartered federal savings bank, FedFirst Bank, FSB (the "Proposed Bank"), which is intended to operate as a wholly-owned subsidiary of the Company. There can be no assurance that the Company will be able to obtain the required regulatory approvals to operate the Proposed Bank.

ANALYSIS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 1999 AS COMPARED TO DECEMBER 31, 1998

         Investments. Investments decreased $3.8 million to $13.9 million as of December 31, 1999 as compared to $17.7 million as of December 31,1998. This decrease in investments is due to a decline in the market value of investments which resulted in the net unrealized loss in the portfolio of $2.0 million, liquidation to fund loss and LAE of $1.3 million and payment of accrued income taxes of $1.7 million.

         Cash and cash equivalents. Cash and cash equivalents were $923,000 as of December 31, 1999, as compared to $2.3 million as of December 31,1998. This decrease of $1.4 million is due primarily to payment of income taxes.

         Finance contracts, consumer loans receivable and pay advance receivable. Finance contracts receivable, consumer loans and pay advance receivable increased $2.5 million from $7.1 million at December 31, 1998 to $9.6 million at December 31, 1999. This increase is due to the continued development and emphasis on these products.

         Prepaid reinsurance premiums. Prepaid reinsurance premiums remained constant at $2.6 million.

         Premiums Receivable. At December 31, 1999, the Company had $1.3 million in premiums receivable compared to none at December 31, 1998. Prior to 1999, the Company did not write policies unless the premium was paid in cash. Beginning in 1999, the Company revised its policy and began billing premiums for certain customers.

         Due from Reinsurers. Due from reinsurers decreased $256,000 to $1.7 million as of December 31, 1999 from $1.9 million as of December 31,1998. This decrease is the result of the Company's effort to process insurance policies more quickly and, consequently, the faster ceding of policies to reinsurance companies and quicker collection from reinsurers.

         Deferred Income Taxes. The increase of $700,000 in the deferred income taxes from $1.1 million as of December 31, 1998 to $1.8 million as of December 31, 1999 is due primarily to the deferred tax asset associated with the unrealized loss on investments available for sale.

         Property, plant and equipment. The increase in property, plant and equipment of $751,000 to $2.5 million as of December 31, 1999 from $1.8 million as of December 31, 1998 is due primarily to the purchase of two office properties for $605,000.

         Goodwill. Goodwill increased $654,000 to $3.4 million as of December 31, 1999 from $2.7 million as of December 31, 1998 due to the purchase of seven agencies and Express Insurance and Tax Services, Inc.

         Unpaid losses and LAE. Unpaid losses and LAE decreased $1.3 million from $7.6 million as of December 31, 1998 to $6.3 million as of December 31, 1999 due primarily to an improvement in loss experience in 1999 as well as an effort by the Company to expedite the processing of claims.

         Unearned Premiums. Unearned premiums decreased $497,000 to $8.0 million as of December 31, 1999 from $8.5 million as of December 31, 1998. This decrease is the result of the decline in written premiums.

         Revolving Credit Outstanding. The outstanding borrowings under the Company's Credit Facility increased $2.6 million to $4.7 million as of December 31, 1999 from $2.1 million as of December 31, 1998 primarily to fund the increase of $2.3 million in finance contracts receivables. In addition, approximately $1.2 million was used to reduce an intercompany note to Federated National, which in turn was used to reduce accounts payable and accrued expenses.

         Accounts payable and accrued expenses. Accounts payable and accrued expenses declined $1.4 million from $1.9 million as of December 31, 1998 to $500,000 as of December 31, 1999 due primarily to the payment of 1998 income taxes of $1.7 million.

         Accumulated other comprehensive deficit. Accumulated other comprehensive deficit increased $988,000 to $1.2 million as of December 31, 1999 from $257,000 as of December 31, 1998 primarily because the net unrealized loss on the available for sale investment portfolio increased $1.6 million. The increase in the net unrealized loss on the available for sale investment portfolio was principally due to the recent increases in interest rates.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net income per share. Net income per share decreased from $.78 for the twelve-month period ended December 31, 1998 to $.46 for the twelve-month period ended December 31, 1999. Net income per share was reduced by an increase in the weighted average number common shares outstanding during 1999 due primarily to the issuance of 1,250,000 shares in the initial public offering in November 1998.

         Net income. Net income was $1,567,000 for 1999 compared to $1,817,000 for 1998. Total revenues and total expenses increased by $4.7 million and $5.2 million, respectively. The increase in total revenues and the increase in total expenses are primarily the result of an increase in Company-owned agencies from 33 at December 31, 1998 to 38 at December 31, 1999.

         Revenue. Total revenue increased $4.7 million, or 22.7%, from $20.7 million in 1998 to $25.4 million in 1999. This increase is primarily due to increases in commission income of $2.2 million, finance revenue of $1.9 million, net realized gains of $510,000 and other income of $589,000.

         Net premiums earned. Net premiums earned decreased $500,000 during 1999 compared to 1998. While the Company had more Company-owned agencies and was offering mobile home policies, premiums earned did not increase because the Company chose not to lower premiums in order to maintain its margin, in a highly competitive market with declining prices.

         Commission income. Commission income increased 120.0% to $4.4 million 1999 from $2.0 million in 1998. Commission income consists of fees earned by the Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The increase is attributable to the increase in Company-owned agencies.

         Finance Revenues. Finance revenues increased 105.6% to $3.7 million for 1999 from approximately $1.8 million in 1998. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

         Net investment income. Net investment income decreased 13.2% to $854,000 for 1999 from $984,000 in 1998 due primarily to a decrease in investments. The Company experienced net realized gains of $952,000 in 1999 compared to realized gains of $442,000 in 1998.

         Other income. Other income increased 42.9% to $2.0 million for 1999 from $1.4 million in 1998. Other income is comprised mainly of the managing general agent's policy fee income on all new and renewal insurance policies, income tax preparation, and revenue on auto tag products. Income tax preparation was implemented during 1999. Total revenue derived under this product during 1999 was $172,000.

         Expenses. Total expenses increased $5.2 million, or 28.9%, from $18.0 million in 1998 to $23.0 million in 1999. This increase is primarily due to increases in operating and underwriting expenses of $2.7 million, salaries and wages of $3.4 million and amortization of goodwill of $308,000 partially offset by decreases in losses and LAE of $1.0 million and amortization of deferred acquisition costs of $198,000.

         Losses and LAE. The Company's loss ratio for 1999 was 60.2% compared with 65.4% in 1998. Losses and LAE incurred decreased 11.0% to $8.1 million for 1999 from $9.1 million in 1998. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Losses and LAE are influenced by loss severity and frequency. The automobile program experienced a decrease in the loss ratio, caused mainly by the increase in policies sold by Company-owned agencies, which historically has experienced a lower loss ratio. In addition, the loss ratio reflects a reduction of the incurred loss and LAE expense $670,000 relating to prior years. This reduction is principally the result of the Company's effort to settle claims more quickly and better than anticipated results on settled claims.

         Operating and underwriting expenses. Operating and underwriting expenses increased 62.8% to $7.0 million in 1999 from $4.3 million for the same period in 1998. The increase is due to the increase in Company-owned agencies from 15 during most of 1998 to 38 in 1999. During the last quarter of 1998 and the first and second quarter of 1999, the Company acquired a total of 23 agencies.

         Salaries and wages. Salaries and wages increased 87.5% to $7.5 million for 1999 from $4.0 million in 1998, primarily due to the increase in Company-owned agencies.

         Amortization of deferred policy acquisition costs. Amortization of deferred policy acquisition costs decreased to a credit of $18,000 in 1999 from $179,000 in 1998. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to a decrease in premiums written by independent agencies.

         Income Tax Expense. The Company's effective income tax rate was 30.3% for 1999 compared to 34.7% in 1998. The decline in the effective tax rate is attributable to a higher percentage of tax-exempt interest in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Credit Facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         Federated Premium is party to the Credit Facility, which is used to fund its operations. Under the Credit Facility, Federated Premium can borrow up to the maximum credit commitment of $5.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Credit Facility is the prime rate plus .75 percent, which amounted to 9.25% at December 31, 1999. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's assigned finance contracts receivable. The Credit Facility expires on September 30, 2000. Outstanding borrowings under the Credit Facility as of December 31, 1999 and 1998 were approximately $4.7 million and $2.1 million, respectively. At December 31, 1999 and 1998, the Company was in compliance with all covenants under the Revolving Agreement. In January 2000, the maximum credit commitment was increased to $7.0 million and the annual interest rate was changed to the prime rate plus additional interest varying from .75% to prime only based on the prior month's average outstanding balance.

         For the year ended December 31, 1999, operations generated operating cash flow deficiency of $2.0 million which was primarily attributable to the increased volume of premium financing, consumer loans and pay advances. Operating cash flow is expected to be positive in both the short-term and reasonably foreseeable future due to a recent increase in insurance policies written. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash deficit from investing activities was $9.7 million in 1998 and $910,000 in 1999. The Company expects a continued cash flow deficit from investing activities as the Company intends to invest cash from operations and financing activities to fund increases in finance contracts, consumer loans, pay advances receivables and purchase of investment securities. Cash flow provided by financing activities was $8.2 million in 1998 and $2.3 million in 1999. The Company believes that its current capital resources, together with cash flow from its operations and financing activities will be sufficient to meet its anticipated working capital requirements through at least 2000. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10% of its liabilities or the 1999 statutory minimum capital and surplus requirement of $2.5 million as defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios. The Company is in compliance with these requirements.

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2000, by the Company without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December 31. No dividends were paid during 1999.

         The Company is required to comply with the NAIC's risk-based capital requirements. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios, which would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $7.3 million as of December 31, 1998 and $7.1 million as of December 31, 1999. Statutory net income was $1.4 million for the year ended December 31, 1998 and $1.1 million for 1999.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                             ----

Independent Auditors' Report..................................................................................F-2
Consolidated Balance Sheets
  as of December 31, 1999 and 1998............................................................................F-3
Consolidated Statements of Income
  For the years ended December 31, 1999 and 1998..............................................................F-4
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
  For the years ended December 31, 1999 and 1998..............................................................F-5
Consolidated Statements of Cash Flows
  For the years ended December 31, 1999 and 1998..............................................................F-6
Notes to Consolidated Financial Statements....................................................................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
21st Century Holding Company:

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

Miami, Florida
March 30, 2000

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                                                                           1999                1998
                                                                                           ----                ----

                                     ASSETS

Investments
  Fixed maturities, available for sale, at fair value.............................       $11,170,035         14,605,582
  Equity securities...............................................................         2,627,232          2,936,520
  Mortgage loan...................................................................          119,304             163,164
                                                                                         ------------        -----------
      Total investments...........................................................        13,916,571         17,705,266
                                                                                         ------------        -----------

Cash and cash equivalents.........................................................           923,175          2,250,061
Finance contracts, consumer loans and pay advances receivable, net of allowance
   for credit losses of $272,192 and $195,883, respectively.......................         9,642,163          7,093,593
Prepaid reinsurance premiums......................................................         2,604,607          2,697,204
Premiums receivable, net of allowance of $50,000..................................         1,256,485                  0
Due from reinsurers, net..........................................................         1,670,849          1,926,736
Deferred acquisition costs, net...................................................           (10,243)            89,524
Deferred income taxes.............................................................         1,785,514          1,085,255
Property, plant and equipment, net................................................         2,514,505           1,763,254
Other assets......................................................................          980,375              817,229
Goodwill, net.....................................................................         3,402,403           2,748,281
                                                                                         ------------        -----------
      Total assets................................................................       $38,686,404         $38,176,403
                                                                                         ============        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses........................................        $6,314,307           7,603,460
Unearned premiums.................................................................         8,037,083           8,534,320
Premium deposits..................................................................           357,186             492,422
Revolving credit outstanding......................................................         4,650,026           2,062,948
Bank overdraft....................................................................         1,528,736           1,199,941
Unearned commissions..............................................................           802,757             586,592
Accounts payable and accrued expenses.............................................           511,997           1,932,950
Notes payable.....................................................................           417,773             500,000
Drafts payable to insurance companies.............................................           312,651             295,947
                                                                                         ------------        -----------
      Total liabilities...........................................................        22,932,516          23,208,580
                                                                                         ------------        -----------

Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares, issued
    3,370,000 and 3,350,000 shares, outstanding 3,365,000 and 3,350,000,
    respectively..................................................................            33,700              33,500
  Additional paid-in capital......................................................        12,690,087          12,460,287
  Accumulated other comprehensive deficit.........................................        (1,244,830)           (257,227)
  Retained earnings...............................................................         4,297,994           2,731,263
  Treasury stock, 5,000 shares in 1999 at cost....................................           (23,063)                 --
                                                                                         ------------        -----------
      Total shareholders' equity..................................................        15,753,888          14,967,823
                                                                                         ------------        -----------
Commitments and contingencies
      Total liabilities and shareholders' equity..................................       $38,686,404         $38,176,403
                                                                                         ============        ===========


          See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999             1998
                                                                ----             ----
Revenue:
 Gross premiums written...............................      $19,273,561      $21,195,144
 Gross premiums ceded.................................       (6,221,853)      (6,628,270)
                                                             -----------      -----------

     Net premiums written.............................       13,051,708       14,566,874
Decrease (increase) in unearned premiums, net
 of prepaid reinsurance premiums......................          404,640         (604,143)
                                                             -----------      -----------

     Net premiums earned..............................       13,456,348       13,962,731
Commission income.....................................        4,410,856        2,036,637
Finance revenue.......................................        3,696,843        1,825,268
Net investment income.................................          853,659          983,592
Net realized investment gains.........................          952,153          441,810
Other income..........................................        2,007,595        1,418,429
                                                             -----------      -----------

     Total revenue....................................       25,377,454       20,668,467
                                                             -----------      -----------

Expenses:
 Losses and loss adjustment expenses..................        8,094,677        9,133,332
 Operating and underwriting expenses..................        7,032,428        4,291,613
 Salaries and wages...................................        7,474,572        4,042,226
 Amortization of deferred acquisition costs, net......          (18,563)         179,057
 Amortization of goodwill.............................          547,548          239,619
                                                             -----------      -----------

     Total expenses...................................       23,130,662       17,885,847
                                                             -----------      -----------

     Income before provision for income
        tax expense...................................        2,246,792        2,782,620
Provision for income tax expense......................          680,061          965,000
                                                             -----------      -----------

     Net income.......................................       $1,566,731       $1,817,620
                                                             ===========      ===========


     Basic net income per share.......................           $0.46             $0.79
                                                                 =====             =====




          See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                  Accumulated
                                                                    Additional       Other                               Total
                                          Comprehensive   Common     Paid-In     Comprehensive   Retained   Treasury   Shareholders'
DESCRIPTION                                   Income       Stock     Capital        Deficit      Earnings     Stock       Equity
-----------                                   ------       -----     -------        -------      --------     -----       ------
Balance as of December 31, 1997...........                  $11,261    4,304,758     124,677      286,957                 4,727,653
 Acquisition and consolidation of
   affiliates previously combined.........                    9,739      358,687          --      626,686                   995,112
 Distributions to shareholders............                       --     (100,000)         --           --                  (100,000)
 Net income...............................  1,817,620            --           --          --    1,817,620                  1,817,62
 Net unrealized change in investments,
    net of tax effect of     223,907         (381,904)                              (381,904)                              (381,904)
    Comprehensive income                    1,435,716
Net Proceeds from offering................                   12,500    7,896,842                                          7,909,342

 Balance as of December 31, 1998..........                   33,500   12,460,287    (257,227)   2,731,263        0       14,967,823

 Net income...............................  1,566,731            --           --          --    1,566,731                 1,566,731
  Stock issued for acquisitions..                               600      429,400                                            430,000
  Acquisition of common shares...                                                                         (223,063)        (223,063)
  Cancellation of common shares .                              (400)    (199,600)                          200,000                0
 Net unrealized change in investments,
 net of tax effect of     595,855            (987,603)                              (987,603)                              (987,603)

    Comprehensive income                      579,128
                                              =======
 Balance as of December 31, 1999.....................    $   33,700  $12,690,087  $(1,244,830) $4,297,994  $  (23,063)  $15,753,888
                                                        ===========  ===========  ===========  ==========  ==========   ===========



See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                              1999              1998
                                                                                              ----              ----

Cash flow from operating activities:
  Net income.......................................................................         $1,566,731       $1,817,620
  Adjustments to reconcile net income to net cash flow (used in) provided by operating activities:
    Amortization of investment premium.............................................              3,232            6,759
    Depreciation and amortization of property plant and equipment..................            199,537           54,089
    Amortization of goodwill.......................................................            547,548          239,619
    Deferred income tax expense....................................................           (106,337)        (143,226)
    Net realized investment gains..................................................           (952,153)        (441,810)
    Amortization of deferred acquisition costs, net................................            (18,563)         179,057
    Provision for credit losses, net...............................................            838,335          266,184
    Provision for uncollectible premiums receivable................................             50,000               --

    Changes in operating assets and liabilities:
     Premiums receivable...........................................................         (1,306,485)              --
     Prepaid reinsurance premiums..................................................             92,597         (479,540)
     Due from reinsurers, net......................................................            255,887         (902,224)
     Deferred acquisition costs, net...............................................            118,330         (107,647)
     Other assets..................................................................           (163,146)        (281,819)
     Unpaid losses and loss adjustment expenses....................................         (1,289,153)         876,998
     Unearned premiums.............................................................           (497,237)       1,034,578
     Premium deposits..............................................................           (135,236)        (849,134)
     Unearned commissions..........................................................            216,165          (59,001)
     Accounts payable and accrued expenses.........................................         (1,420,953)         892,141
                                                                                            ------------      -----------
      Net cash flow (used in) provided by operating activities.....................         (2,000,901)       2,102,644
                                                                                            ------------      -----------

Cash flow from investing activities:
  Proceeds from sale of investment securities available for sale...................         37,826,024       39,841,097
  Purchases of investment securities available for sale............................        (34,715,726)     (42,087,422)
  Finance contracts receivables, consumer loans and pay advances receivable........         (3,386,905)      (5,133,000)
Drafts payable to insurance companies..............................................             16,704           26,787
  Mortgage loan....................................................................           (120,000)              --
  Sale of and collection of mortgage loans.........................................            163,860          120,548
  Purchases of property and equipment..............................................           (910,561)      (1,431,608)

  Acquisitions ....................................................................           (491,697)      (1,100,000)
                                                                                            ------------      -----------
      Net cash flow used in investing activities...................................         (1,618,301)      (9,763,598)
                                                                                            ------------      -----------

Cash flow from financing activities:
  Bank overdraft...................................................................           328,795           469,652
  Loans from shareholders..........................................................          (400,494)           31,000
  Distributions to shareholders....................................................                --          (100,000)
  Purchases of treasury stock......................................................          (223,063)               --
  Net proceeds from IPO............................................................                --         7,909,342
  Repayment of indebtedness........................................................                --          (552,625)
  Revolving credit outstanding.....................................................         2,587,078           469,196
                                                                                            ------------      -----------
      Net cash flow provided by financing activities...............................         2,292,316         8,226,565
                                                                                            ------------      -----------

      Net (decrease) increase in cash and cash equivalents.........................        (1,326.886)          565,611
Cash and cash equivalents at beginning of year.....................................         2,250,061         1,684,450
                                                                                            ------------      -----------

Cash and cash equivalents at end of year...........................................          $923,175        $2,250,061
                                                                                            ============      ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
   Interest........................................................................          $374,496          $322,313
                                                                                            ============      ===========

   Income taxes....................................................................        $1,788,500          $226,047
                                                                                            ============      ===========

See Note 20 for details on noncash investing activities.

          See accompanying notes to consolidated financial statements

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(1) ORGANIZATION AND BUSINESS

         The accompanying consolidated financial statements include the accounts of 21st Century Holding Company and its wholly owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company's Federated National Insurance Company ("Federated National") subsidiary underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, consumer loans, pay advances, tax preparation and other ancillary services to its customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

   (a) CASH AND CASH EQUIVALENTS

         The Company considers all short-term highly liquid investments with original maturities of three months or less to be cash equivalents.

  (b) INVESTMENTS

         All of the Company's investment securities have been classified as available-for-sale because all of the Company's securities are available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

         A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the years ended December 31, 1999 and 1998, the realized losses for declines in fair value deemed to be other than temporary were approximately $100,000 and $52,000, respectively, and are reported as a component of net realized investment gains on the consolidated statements of income.

         Premiums and discounts are amortized or accreted, respectively, over the life of the related fixed maturity security as an adjustment to yield using a method that approximates the effective interest method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

  (c) PREMIUM REVENUE

         Premium revenue on property and casualty insurance is earned on a pro rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy terms.

                  21ST CENTURY HOLDING COMPANY AND SUBIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  (d) DEFERRED ACQUISITION COSTS

         Deferred acquisition costs represent commissions paid to the Company's agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceding premium commission earned from reinsurers, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

An analysis of deferred acquisition costs follows:

                                                               DECEMBER 31,
                                                          1999              1998
                                                          ----              ----
Balance, beginning of period                           $89,524            $160,934
Acquisition costs deferred                            (118,330)            107,647
Amortized to expense during period                      18,563           (179,057)
                                                       -------            --------
Balance, end of period                                ($10,243)           $ 89,524
                                                       =======            ========

The negative deferred acquisition cost balance is the result of unearned reinsurance commissions exceeding policy acquisition costs.

  (e) PREMIUM DEPOSITS

         Premium deposits represent premiums received on policies not yet written. The Company takes approximately 30 working days to write the policy from the date the cash and policy application are received.

  (f) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are provided for through the establishment of liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon the Company's assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries which totaled approximately $342,000 and $329,000, net of reinsurance, at December 31, 1999 and 1998, respectively.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

  (g) COMMISSION INCOME

         Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. Commission income is earned on a pro rata basis over the life of the policies. Unearned commissions represent the portion of the commissions related to unexpired policy terms.

  (h) FINANCE REVENUE

         Interest and service income, resulting from the financing of insurance premiums, consumer loans, and pay advances, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

  (i) CREDIT LOSSES

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses in the existing finance contracts, consumer loans and pay advances receivable.

  (j) POLICY FEES

         Policy fees represent a $25 non-refundable application fee for insurance coverage, which is intended to reimburse the Company for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These underwriting costs are not included as a component of deferred acquisition costs.


  (k) REINSURANCE

         The Company recognizes the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. The Company is reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom the Company believes to be financially sound. The Company's reinsurance is primarily ceded to Transatlantic Re, an A++ rated reinsurance company, on a quota share basis. At December 31, 1999, all reinsurance recoverables are considered collectible.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  (l) INCOME TAXES

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

  (m) CONTINGENT REINSURANCE COMMISSION

         The Company's reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability, included in due from reinsurers, for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable. Approximately $89,000 of contingent ceding commissions were recognized in income for the year ended December 31, 1999.

  (n) CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses, and finance contracts, consumer loans and pay advances receivable. The Company has not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. The Company has not experienced significant losses related to consumer loans or pay advances receivable. Management believes no credit risk beyond the amounts provided for collection losses is inherent in the Company's premiums receivable or finance contracts, consumer loans and pay advances receivable. In order to reduce credit risk for amounts due from reinsurers, the Company seeks to do business with financially sound reinsurance companies and regularly reviews the financial strength of all reinsurers used.

  (o) DUE FROM FLORIDA JOINT UNDERWRITING ASSOCIATION (THE "ASSOCIATION") PARTICIPATION

          An amount recorded as a component of other assets represents the Company's proportionate share of the net assets of the Association. The Company's proportionate share of premiums, losses, loss expenses, and other related items is recorded and presented in their respective accounts in the accompanying consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  (p) ACCOUNTING CHANGES

         Effective January 1, 1999, the Company adopted Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", which requires entities to recognize liabilities for insurance related assessments when such assessments are probable and the amount of the assessments can be reasonably estimated. Adoption of this statement did not materially impact the Company's results of operations or financial position.

  (q) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings, to the extent the derivatives are not effective as hedges. SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" issued in June 1999 defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15 of 2000. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

   (r) USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

         Similar to other property and casualty insurers, the Company's liability for unpaid losses and loss adjustment expenses, although supported by actuarial projections and other data is ultimately based on management's reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of the Company's deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  (s) NATURE OF OPERATIONS

         The following is a description of the most significant risks facing the Company and how it mitigates those risks:

       (I) LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in the state of Florida, it is more exposed to this risk than some of its more geographically balanced competitors.

       (II) CREDIT RISK--the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

       (III) INTEREST RATE RISK--the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

  (t) FAIR VALUE

         The fair value of the Company's investments are estimated based on bid prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 1999 and 1998. Changes in interest rates subsequent to December 31, 1999 may affect the fair value of the Company's investments. Refer to note 3(a) for details.

         The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 1999 and 1998 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, consumer loans and pay advance receivable, due from reinsurers, drafts payable to insurance companies, notes payable, revolving credit outstanding, bank overdraft, and accounts payable and accrued expenses.

         The fair value of mortgage loans is estimated using the present value of future cash flows based on the market rate for similar types of loans. Carrying value approximates market value as rates used are commensurate with market rate.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

  (u) GOODWILL

         Goodwill, representing the excess of cost over the fair value of assets acquired, is amortized on a straight-line basis over seven years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

   (v) STOCK OPTION PLAN

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation", establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

  (w) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures 7 years.

(x) RECLASSIFICATIONS

         Certain 1998 financial statement amounts have been reclassified to conform with 1999 presentation.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(3) INVESTMENTS

  (a) FIXED MATURITIES AND EQUITY SECURITIES

         A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 1999 and 1998 is as follows:

                                                                              GROSS            GROSS
                                                          AMORTIZED        UNREALIZED        UNREALIZED      ESTIMATED
                                                             COST             GAINS           LOSSES         FAIR VALUE
                                                          ----------       -----------      -------------   -------------
DECEMBER 31,1999
Fixed Maturities:
     Mortgage-backed securities.....................        265,513               0            17,478         248,035
     Obligations of states and political
        subdivisions................................     10,347,412               0         1,193,007       9,154,405
     Corporate securities...........................      2,028,004               0           260,409       1,767,595
                                                        -----------        ---------       ----------     ------------
                                                        $12,640,929              $0        $1,470,894     $11,170,035
                                                        ===========        =========       ==========     ============
    Equity Securities:
     Preferred stocks...............................       $218,396              $0           $46,334        $172,062
     Common stocks..................................      2,933,322         105,059           583,211       2,455,170
                                                        -----------        ---------       ----------     ------------
                                                         $3,151,718        $105,059          $629,545      $2,627,232
                                                        ===========        =========       ==========     ============


                                                                               GROSS            GROSS
                                                           AMORTIZED        UNREALIZED        UNREALIZED      ESTIMATED
                                                              COST             GAINS           LOSSES         FAIR VALUE
                                                           ----------       -----------      -------------   -------------

 DECEMBER 31,1998 Fixed Maturities:
     Mortgage-backed securities.....................        379,494              --             6,969         372,525
     Obligations of states and political
        subdivisions................................     10,926,135         111,983            62,118      10,976,000
     Corporate securities...........................      3,264,047          48,163            55,153       3,257,057
                                                        -----------        --------          --------     -----------
                                                        $14,569,676        $160,146          $124,240     $14,605,582
                                                        ===========        ========          ========     ===========
    Equity Securities:
     Preferred stocks...............................    $ 1,507,041        $ 44,595          $ 11,590     $ 1,540,046
     Common stocks..................................      1,882,943          15,142           501,611       1,396,474
                                                        -----------        --------          --------      ----------
                                                        $ 3,389,984        $ 59,737          $513,201      $2,936,520
                                                        ===========        =========         ========      ==========


                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

         Below is a summary of fixed maturities at December 31, 1999 and 1998 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        DECEMBER 31, 1999                     DECEMBER 31, 1998
                                                  AMORTIZED            ESTIMATED        AMORTIZED         ESTIMATED
                                                    COST               FAIR VALUE         COST            FAIR VALUE
                                                 -----------          ------------      ----------       -------------

    Due in one year or less.................            $0                  $0                $0                 $0
    Due after one year through
     five years.............................             0                   0           400,403             423,40
    Due after five years through ten
     years..................................     1,691,811           1,547,528         4,688,377          4,693,108
    Due after ten years.....................    10,949,118           9,622,507         9,480,896          9,489,072
                                               $12,640,929         $11,170,035       $14,569,676        $14,605,582

Political subdivision bonds with an amortized cost of approximately $526,000 and a fair market value of $488,000 were on deposit with the Florida Department of Insurance as of December 31, 1999, as required by law.

A summary of the sources of net investment income follows:

                                                        YEARS ENDED DECEMBER 31,
                                                          1999          1998
                                                          ----          ----

    Fixed maturities.............................      $776,948       $878,319
    Equity securities............................        71,744         94,144
    Cash and cash equivalents....................        23,363          2,886
    Other........................................         5,162         23,659
                                                       ----------     ----------

       Total investment income...................       877,217        999,008
    Less investment expenses.....................       (23,558)       (15,416)
                                                       ----------     ----------

       Net investment income.....................      $853,659       $983,592
                                                       ==========     ==========

         Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 1999 and 1998 were $37,826,024 and $39,841,097, respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

A summary of realized investment gains (losses) and increases (decreases) in net unrealized losses follows:

                                                            YEARS ENDED DECEMBER 31,
                                                              1999              1998
                                                              ----              ----
     Net realized gains (losses):

     Fixed maturities..............................         $(66,048)         $222,645
     Equity securities.............................        1,018,201           219,165
                                                           ----------         ----------
        Total......................................         $952,153          $441,810
                                                           ==========         ==========


    Change in net unrealized losses:

     Fixed maturities..............................      $(1,506,800)        $(192,847)
     Equity securities.............................          (71,022)         (412,964)
                                                           ----------         ----------

        Total......................................      $(1,577,822)        $(605,811)
                                                           ==========         ==========


   (b) MORTGAGE LOANS

         These amounts represent outstanding balances from related party transactions. Refer to note 15 for details.

(4)      FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE

         Below is a summary of the components of the finance contracts, consumer loans and pay advances receivable balance:

                                                                      December 31,
                                                                 1999             1998
                                                                 ----             ----
         Finance contracts receivable                         $8,208,213        $6,561,562
         Consumer loans receivable                             1,307,143           727,914
         Pay advances receivable                                 398,999                 0
                                                                -------                  -
                                                              $9,914,355        $7,289,476
         Less:  Allowance for credit losses                     (272,192)         (195,883)
                                                              -----------       -----------

         Finance contracts, consumer loans and
           pay advances receivable, net                       $9,642,163        $7,093,593
                                                              ==========        ==========

     The activity in the allowance for credit losses was as follows for the years ended December 31, 1999 and 1998:


                                                                 1999              1998
                                                                 ----              ----
         Allowance for credit losses at beginning of year      $195,883           $36,980
         Additions charged to bad debt expense                  838,335           226,184
         Write-downs charged against the allowance             (762,026)          (67,281)

         Allowance for credit losses at end of year            $272,192          $195,883
                                                              ==========         ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1999 and 1998 consist of the following:

                                                  1999           1998
                                                  ----           ----
         Land                                    155,000        155,000
         Building and Improvements             1,820,143      1,218,143
         Furniture and Fixtures                1,012,276        663,488
                                               ---------       -------
                                               2,987,419      2,036,631
         Accumulated Depreciation               (472,914)      (273,377)
                                               ---------      ---------
                                              $2,514,505     $1,763,254
                                               =========      =========

         Depreciation of property, plant, and equipment was $199,537 and $54,089 during 1999 and 1998 respectively.

 (6) REINSURANCE

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

The impact of reinsurance on the financial statements is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                1999                  1998
                                                ----                  ----
    Premiums written:
       Direct..........................        $19,273,561         $21,195,144
       Ceded...........................         (6,221,853)         (6,628,270)
                                                -----------          -----------
                                               $13,051,708         $14,566,874

    Premiums earned:
       Direct..........................        $19,770,797         $20,160,566
       Ceded...........................         (6,314,449)         (6,197,835)
                                                 -----------        -----------
                                               $13,456,348         $13,962,731

    Losses and loss adjustment expenses incurred:

       Direct..........................        $11,698,046         $12,885,795
       Ceded...........................         (3,603,369)         (3,752,463)
                                                 -----------        -----------
                                                $8,094,677          $9,133,332
                                                 ===========        ===========

                                                      AS OF DECEMBER 31,
                                                   1999                1998
                                                   ----                ----
     Unpaid losses and loss adjustment expenses:

        Direct..........................        $6,314,307          $7,603,460
        Ceded ..........................        (1,886,226)         (2,237,688)
                                                -----------        ------------
                                                $4,428,081          $5,365,772
                                                ===========        ============

     Unearned premiums:
        Direct...........................       $8,037,083          $8,534,320
        Ceded ...........................       (2,604,607)         (2,697,204)
                                                -----------        ------------
                                                $5,432,476          $5,886,222
                                                ===========        ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

         The Company received approximately $1.8 million and $2.0 million in commissions on premiums ceded during the years ended December 31, 1999 and 1998, respectively. Had all of the Company's reinsurance agreements been canceled at December 31, 1999, the Company would have returned a total of approximately $267,000 in reinsurance commissions to its reinsurers; in turn, its reinsurers would have returned approximately $2.6 million in unearned premiums to the Company.

         At December 31, 1999 and 1998, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                                                                                                 DECEMBER 31,
                                                                                            1999                  1998
                                                                                            ----                  ----
    Transatlantic Reinsurance Company (A++A.M. Best Rated):
       Unearned premiums........................................................         $2,167,937             $2,218,734
       Reinsurance recoverable on paid losses and loss adjustment expenses......            495,426              1,495,035
       Unpaid losses and loss adjustment expenses...............................          1,793,623              2,173,174
                                                                                         -----------            -----------
                                                                                          4,456,986              5,886,943
    Other:
       Unearned premium.........................................................            436,670                478,470
       Reinsurance recoverable on paid losses and loss adjustment expenses......             37,036                 19,227
       Unpaid losses and loss adjustment expenses...............................             92,603                 64,514

    Amounts due from reinsurers consisted of amounts related to:
       Unpaid losses and loss adjustment expenses...............................         $1,886,226             $2,237,688
       Reinsurance recoverable on paid losses and loss adjustment expenses......            532,462              1,514,262
       Reinsurance payable......................................................           (481,026)            (1,469,273)
       Contingent ceded commissions payable.....................................           (266,816)              (355,941)
                                                                                         -----------            -----------
                                                                                         $1,670,846             $1,926,736
                                                                                         ===========            ===========

(7) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                              DECEMBER 31,
                                                        1999               1998
                                                        ----               ----

    Balance at January 1.......................       $7,603,460          $6,726,462
     Less reinsurance recoverables.............       (2,237,688)        (2,090,998)
                                                      -----------        -----------
       Net balance at January 1................       $5,365,772          $4,635,464
                                                      ==========          ==========
    Incurred related to:
     Current year..............................       $8,764,334          $9,403,866
     Prior years...............................        (669,657)           (270,534)
                                                       ---------           ---------
       Total incurred..........................       $8,094,677          $9,133,332
                                                      ==========          ==========
    Paid related to:
     Current year..............................       $5,551,789          $5,700,515
     Prior years...............................        3,480,579           2,702,509
                                                       ---------           ---------
       Total paid..............................       $9,032,368          $8,403,024
                                                      ==========          ==========

    Net balance at year end....................       $4,428,081          $5,365,772
     Plus reinsurance recoverables.............        1,886,226           2,237,688
                                                       ---------           ---------
       Balance at year end.....................       $6,314,307          $7,603,460
                                                      ==========          ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

         As a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company reduced its' liability for loss and LAE for claims occurring in prior years by $669,657 and 270,534 for the years ended December 31, 1999 and 1998, respectively. Management does not expect reserve reductions to continue at these levels in 2000. The reduction in the liability was primarily attributable to better than expected loss development with respect to the Company's automobile insurance program. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 1999.

(8) NOTES PAYABLE

The following is a summary of outstanding notes payable at December 31, 1999 and 1998:

                                                                                                DECEMBER 31,
                                                                                         1999               1998
                                                                                         ----               ----
  Notes payable:
        Unsecured note payable in the amount of $500,000 at 6% interest,
        unpaid principal and interest payable on January 1, 2000                        125,000           500,000
        Unsecured note payable in the amount of $300,000 at 6% interest, unpaid principal and interest payable on June 1, 2000.  The principal and
        interest is payable in cash or Company stock at the option of the Company       276,950                 0
        Other                                                                            15,823                 0
                                                                                       --------           --------
                                                                                       $417,773           $500,000
                                                                                       ========           ========


Payments on notes payable are due as follows: $407,935 in 2000, $6,161 in 2001 and $3,677 in 2002.

(9) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $5.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement loan is the prime rate plus .75 percent, which amounted to 9.25% at December 31, 1999. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's assigned finance contracts receivable. The Revolving Agreement expires on September 30, 2000. Outstanding borrowings under the Revolving Agreement as of December 31, 1999 and 1998 were $4,650,026 and $2,062,948, respectively, and interest expense for the years ended December 31, 1999 and 1998 totaled approximately $341,000 and $287,000, respectively. At December 31, 1999 and 1998, the Company was in compliance with all covenants under the Revolving Agreement. In January 2000, the maximum credit commitment was increased to $7.0 million and the annual interest rate was changed to the prime rate plus additional interest varying from .75% to prime only based on the prior month's average outstanding balance.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(10) INCOME TAXES

         A summary of the provision for income tax expense for the years ended December 31, 1999 and 1998 is as follows:

                                                                  DECEMBER 31,
                                                             1999             1998
                                                             ----             ----
     Federal:
       Current....................                         $640,525         $929,938
       Deferred...................                          (92,635)        (129,410)
                                                            --------        ---------
                                                            547,890          800,528
                                                           -------          -------
     State:
       Current....................                          145,873          178,288
       Deferred...................                          (13,702)         (13,816)
                                                            --------         --------
                                                            132,171          164,472
                                                            --------         --------
                                                           $680,061          $965,000
                                                            ========         ========

         The actual income tax expense differs from the "expected" income tax expense for the years ended December 31, 1999 and 1998 (computed by applying the U.S. federal tax rate of 34 percent to income before provision for income tax expense) as follows:

                                                                  DECEMBER 31,
                                                            1999             1998
                                                            ----             ----
   Computed "expected" tax expense,
     at federal rate................................       $763,909         $946,091
    State tax expense, net of federal deduction benefit      87,233          100,796
    Tax-exempt interest.............................       (179,812)        (122,583)
    Amortization of goodwill........................         55,677           90,169
    Dividend received deduction.....................        (26,997)         (16,042)
    Other, net......................................        (19,949)         (33,431)
                                                           --------         --------
    Income tax expense, as reported.................       $680,061         $965,000
                                                           ========         ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                                                               DECEMBER 31,

                                                                                           1999             1998
                                                                                           ----             ----
   Deferred tax assets:
      Unpaid losses and loss adjustment expenses ..................................     173,776           $222,105
      Unearned premiums.............................................................    408,848            442,997
      Unrealized loss on investments available for sale.............................    751,049            157,127
      Allowance for credit losses...................................................    122,377             67,734
      Unearned Commissions.........................................................     302,078            220,735
      Goodwill .....................................................................     70,170                 --
      Deferred acquisition costs, net...............................................     13,193                 --
      Other.........................................................................     55,357             17,473
                                                                                         ------             ------
        Total gross deferred tax assets.............................................  1,896,848          1,128,171
    Deferred tax liabilities:
      Deferred acquisition costs, net...............................................         --            (33,688)
      Depreciation..................................................................    (28,043)            (9,228)
      Other.........................................................................    (83,291)                --
                                                                                      -----------       -----------

        Total gross deferred tax liabilities........................................   (111,334)           (42,916)
                                                                                      -----------       -----------

        Net deferred tax asset......................................................  $1,785,514        $1,085,255
                                                                                      ===========       ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 1999 and 1998, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(11) REGULATORY REQUIREMENTS AND RESTRICTIONS

         To retain its certificate of authority, the Florida Insurance Code (the "Code") requires that Federated National maintain capital and surplus equal to the greater of 10 percent of its liabilities or the 1999 statutory minimum capital and surplus requirement of $2,5 million as defined in the Code. In 1999 and 1998, Federated National was required to have capital surplus of $5.9 million and $4.7 million, respectively. At December 31, 1999 and 1998, Federated National's capital surplus was $7.1 million and 7.3 million, respectively. Further, the Company is also required to adhere to prescribed premium-to-surplus ratios. The Company is in compliance with this requirement as of December 31, 1999. Pursuant to a consent order issued in conjunction with the Company's authorization to underwrite mobile home insurance (the "Consent Order"), the Company's growth is subject to regulatory limits on the amount of premiums it can underwrite. In 1998, Federated National was authorized to underwrite $21 million in direct written premiums and $14 million in total net written premiums. In 1999, Federated National is limited to $24 million and $15 million, respectively. Federated National also is required to maintain a minimum capital surplus to support its underwriting program. The Consent Order expired on December 31, 1999. As of December 31, 1999, to meet regulatory requirements, the Company had bonds with a carrying value of approximately $488,000 pledged to the Insurance Commissioner of the State of Florida.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Insurance if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains of (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance or (ii)

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 1999.

         Under these laws, Federated National is permitted to pay dividends to the Company in 2000 in the amount of $708,000. Dividends in excess of this amount require approval by the Florida Department of Insurance. There can be no assurance that, if requested, that the Florida Department of Insurance will allow any dividends in excess of this amount to be paid by Federated National.

         The Company is required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 1999, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios, which would require any form of regulatory action.

         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Department of Insurance of the State of Florida. Federated National's statutory capital and surplus was $7.1 million and $7.3 million as of December 31, 1999 and 1998, respectively. The Company's statutory net income was $1.1 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively. Statutory not admitted assets were approximately $1.6 million and $348,000 as of December 31, 1999 and 1998, respectively.

(12) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain risk pools. Participation in these pools is based on the Company's written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the year ended December 31, 1999 no amounts were assessed against the Company. Approximately $21,000 was assessed during 1998.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(13) LEASES

         The Company leases office space under various lease agreements with expiration dates through September 2016. Rental expense associated with operating leases is charged to expense in the period incurred. Rental expenses for 1999 and 1998 were approximately $821,000 and $539,000, respectively, and are included in operating and underwriting expenses in the accompanying consolidated statements of income.

At December 31, 1999, the minimum aggregate rental commitments are as follows:

       Fiscal Year                  Leases
       -----------                  ------
         2000                       918,931
         2001                       781,042
         2002                       625,129
         2003                       510,088
         Thereafter                 846,956
                                    -------

         Total                   $3,682,146
                                 ==========

(14) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance, consumer loans through RPA Financial Corporation, and pay advances through FedFirst Corporation. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds, consumer loans and pay advances, and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century Holding Company.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

Information regarding components of operations for the years ended December 31, 1999 and 1998 follows:

                                                        1999              1998
                                                        ----             -----
Total Revenues
    Insurance Segment
         Earned Premiums                            $13,456,348        13,962,731
         Investment Income                            1,718,382         1,451,464
         Adjusting Income                               895,485           909,019
         MGA Fee Income                                 963,797           971,794
         Commission Income                            6,053,118         3,122,492
         Other Income                                   841,791           426,990
                                                    ------------       -----------
                  Total Insurance Revenue           $23,928,921        20,844,499
                                                    ============       ===========

    Financing Segment:
         Premium finance income                      $2,810,357         1,608,145
         Consumer loan interest                         716,352           217,122
         Pay advance interest                           170,134
         Investment Income                                    0             9,450
         Miscellaneous Income                                 0            13,525
                                                    ------------       -----------
                  Total Financing Revenues           $3,696,843         1,848,242
                                                    ============       ===========

    All Other

         Total All Other                             $2,442,927           535,118
                                                      =========          =======

                  Total Operating Segments           30,068,691        23,227,859
    Intercompany Eliminations                        (4,691,237)       (2,559,392)
                                                    ------------       -----------

         Total Revenues                             $25,377,454       $20,668,467
                                                    ============       ===========

Earnings Before Income Taxes

         Insurance Segment                           $1,970,279         2,663,740
         Financing Segment                            1,400,931           619,461
         All Other                                     (876,369)         (497,724)
                                                    ------------       -----------

                  Total Operating Segments            2,494,841         2,803,477
         Intercompany Eliminations                     (248,049)          (20,857)
                                                    ------------       -----------

         Total Earnings before Income Taxes          $2,246,792        $2,782,620
                                                    ============       ===========

Total Assets

         Insurance Segment                          $24,895,860       $28,706,376
         Finance Segment                             10,779,524         7,076,524
         All Others                                   4,972,955         4,523,632
                                                    ------------       -----------

         Total Operating Segments                    40,648,339        40,306,532
         Intercompany Eliminations                   (1,961,935)       (2,130,129)
                                                    ------------       -----------

         Total Assets                               $38,686,404       $38,176,403
                                                    ============       ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

 (15) RELATED PARTY TRANSACTIONS

         During 1998, the Company leased two insurance agency locations from officers at a rental of $6,500 per month. In January 1999, the Company purchased these properties from the officers. The properties are being utilized for agency operations. Consideration for these acquisitions was cash in the amount of approximately $602,000. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer.

         One of the Company's directors is a partner at Conroy, Simberg, and Ganon, a law firm which handles the Company's claims litigation. Fees paid to this law firm amounted to approximately $281,000 and $189,000 for the years ended December 31, 1999 and 1998, respectively.

         On December 1998, the Company executed a one-year, 7% interest, note receivable with one of its employees in the amount of $25,000. Principal and interest is due in January 2000.

         On June 1999, the Company purchased the assets of three insurance agencies from a director for $130,000 in cash and a note payable for $300,000.

         The mortgage loan receivable balance at December 31, 1999 represents a secured loan to a relative of an officer of the Company. The balance at December 31, 1998 represents a secured loan to an officer of the Company.

         The Company believes these arrangements are on terms at least as favorable as those the Company could secure from a nonaffiliated third party.

(16) STOCK COMPENSATION PLANS

         On December 1998, the Company issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9 per share. The warrants vested immediately and are exercisable between December 1999 and December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. As of December 31, 1999 and 1998, no warrants have been exercised.

         The Company initiated a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of the plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date.

         Under the Company's stock option plan, the Company is authorized to grant options to purchase up to 350,000 common shares. As of December 31, 1999, the Company had granted options to purchase 472,510 shares. The Company's board of directors has authorized the Company to grant an additional 250,000 options. The board of directors' resolution is subject to shareholder approval. Management believes that such approval will be obtained.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

The status of the Company's stock option plans is summarized below as of December 31, 1999:

                                                              Weighted Average
                                        Number of Shares      Option Exercise Price
                                        ----------------      ---------------------

Outstanding at January 1, 1998                     0                   $10
Granted                                      310,800
Exercised                                          0
Canceled                                           0
                                             --------                -------
Outstanding at December 31, 1998             310,800                   $10

Granted                                      198,300                   $10
Exercised                                          0
Canceled                                     (36,590)
                                             --------                -------
Outstanding at December 31, 1999             472,510                   $10
                                             ========                =======


                                                                Weighted Average
Options exercisable at:                  Number of Shares     Option Exercise Price
                                         ----------------     ---------------------
        1999                                 71,228                    $10
        2000                                118,127                    $10
        2001                                118,127                    $10
        2002                                118,128                    $10
        2003                                 46,900                    $10
                                            -------
                                            472,510
                                            =======

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                               1999           1998
                                               ----           ----
Net income

  As reported                               $1,566,731        $1,817,620
  Pro forma                                 $1,409,408        $1,656,872
Net income per share
  As reported                               $0.46             $0.79
Pro forma                                   $0.42             $0.72

         The weighted average fair value of options granted during 1999 and 1998 estimated on the date of grant using the Black-Scholes option-pricing model was $1.86 and $3.04, respectively. The fair value of 1999 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%; expected volatility of 45%; risk free interest rate of 5.7% and an expected life of 10 years. The fair value of 1998 options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%; expected volatility of 50%, risk-free interest rate of 4.4% and an expected life of 10 years.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

Below is summary information about the Company's stock options outstanding at December 31, 1999:

                                    Weighted Average     Weighted
Range of           Outstanding        Contractual         Average      Exercisable
Exercise Price    at 12/31/99       Periods in Years   Exercise Price  at 12/31/99
--------------    -----------       ----------------   --------------  -------------
$10                472,510               9.2                $10            71,228


  (17) NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the Company's stock option plan are anti-dilutive and are not taken into account in the computation.

         At December 31, 1999 and 1998, warrants issued to two employees to purchase 62,500 shares of common stock at $9 per share were outstanding. At December 31, 1999 and 1998, warrants sold as part of an underwriting agreement at a price of $0.0001 per warrant, entitling the holder to purchase 125,000 shares of common stock at $10.86 per share, were outstanding. All of these potential common shares were excluded from the computation of net income per share for 1999 and 1998 because their inclusion would have an anti-dilutive effect.

A summary of the numerator and denominator of the basic net income per share is presented below:

                                                                           INCOME              SHARE            PER-SHARE
                                                                         (NUMERATOR)         (DENOMINATOR)        AMOUNT
                                                                         ----------          ------------         ------
    For the year ended December 31, 1999:
     Basic net income per share...................................       $1,566,731            3,382,188           $0.46
                                                                         ==========            =========           =====

    For the year ended December 31, 1998:
     Basic net income per share...................................       $1,817,620            2,308,333           $0.79
                                                                         ==========            =========           =====


         The weighted average number of shares outstanding gives effect to a 926.33-for-one stock split effected in September 1998, and gives effect to the consolidation of the Company effected in January and February 1998. The Company's common stock par value of $.01 per share remained unchanged. All historical share and per share amounts have been restated to retroactively reflect the stock split.

(18) COMPREHENSIVE INCOME

         Reclassification adjustments related to the investment securities included in comprehensive income for the years ended December 31, 1999 and 1998 are as follows:

                                                       1999              1998
                                                       ----             -----
     Unrealized holdings gains                      (1,412,094)        (170,510)
      (losses) arising during the year
      Reclassification adjustment for
      gains/losses included in  net income            (171,364)        (441,810)
                                                     ----------        ----------

                                                    (1,583,458)        (605,811)
     Tax effect                                        595,855          223,907
                                                     ----------        ----------
     Net depreciation on investment securities        (987,603)        (381,904)
                                                     ==========        ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(19)      AUTHORIZATION OF PREFERRED STOCK

         The Company's Amended and Restated Articles of Incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The Company has not issued preferred shares as of December 31, 1999.

(20)      ACQUISITIONS

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of shares of common stock. The minority interest relative to the ownership of the affiliated corporations, whose results were combined prior to their acquisition on January 1, 1998, was accounted for as a component of equity of the Company. This treatment was applied because the minority interest was in a deficit position due to distributions to shareholders in excess of basis and deemed uncollectible from the unaffiliated shareholders. The acquisition of the minority interest in the affiliated corporations was accounted for by the purchase method. The aggregate acquisition price was allocated to the portion of the net identifiable assets pertaining to the minority interest based on their fair value. The allocation of the acquisition price to the minority interest's net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1,035,000 and eliminated the minority interest deficit of approximately $113,000. The acquisition of the net retained deficit of the affiliated corporations, and the elimination of their common stock resulted in the net credit to the equity of the Company of approximately $995,000. The issuance of $100,000 to individuals of the controlled group for their shares in these entities was recorded as a distribution in the statement of changes in shareholders' equity and comprehensive income.

         In December 1998, the Company consummated an asset acquisition of 18 insurance agencies in exchange for $1.1 million in cash and a $500,000 note payable. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $1.4 million.

         In January 1999, the Company consummated an asset acquisition of two insurance agencies in exchange for $212,000 in cash and 40,000 shares of common stock valued at $300,000. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $512,000.

         In June 1999, the Company consummated an asset acquisition of three insurance agencies in exchange for $130,000 in cash and a note payable in the amount of $300,000. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of acquisition price to net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $430,000.

         In August 1999, the Company acquired 80% of the outstanding stock of Express Tax and Insurance Services Inc., a licensor or tax return preparation software, for $100,000 cash and 20,000 shares

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

of common stock valued at $130,000. The aggregate acquisition price was allocated to the net identifiable assets based on their fair value. The allocation of the acquisition price to the net identifiable assets had an excess of fair value over the new adjusted book basis creating goodwill of approximately $215,000.

         Revenues of approximately $3.6 million and expenses of approximately $3.4 million relating to acquisitions consummated in December 1998 and throughout 1999, are included in the accompanying consolidated statements of income for the year ended December 31, 1999.

(21) EMPLOYEE BENEFIT PLAN

         The Company has established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis, not to exceed $10,000 for 1999 and 1998. For the years ended December 31, 1999 and 1998, the Company declared a discretionary match of 100 percent of the first 3 percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. The charge to operations for the Company's matching contribution was approximately $59,000 and $32,000 in 1999 and 1998, respectively.

(22) ORGANIZATION OF NEW BANK

         In September 1999, the Company filed applications with the Office of Thrift Supervision for approval to charter a new federal savings bank (the "Proposed Bank") and to become a savings and loan holding company. The Company filed with the Federal Deposit Insurance Corporation for deposit insurance coverage. All such applications remain pending as of the date of this report.

         The Company is pursuing several alternatives to capitalize the bank including a private placement of common stock and/or convertible debt as well as internal funding through the utilization of Federated Premium Finance's unused line of credit and an investment in the Proposed Bank by Federated National. The actual terms of the sale of any stock or debt will be negotiated and will not be registered under the Securities Act of 1933.

         There can be no assurance that the regulatory authorities will approve the applications or that the Company will be able to obtain the financing required to capitalize the Proposed Bank.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------  ----------------------------------------------------
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT


Set forth below is certain information concerning the directors and executive officers of the Company:

                                                                                               Director
Name                                Age      Position                                            Since
----                                ---      --------                                            -----
Edward J. Lawson (1)(3)              50     President, Chief Executive Officer and Director      1991
Michele V. Lawson                    42     Treasurer and Director                               1991
Richard A. Widdicombe                41     President, Federated National and Assurance MGA        --
Samuel A. Milne                      50     Chief Financial Officer                                --
Ronald A. Raymond (3)(4)             55     Director                                             1995
Joseph A. Epstein (1)(2)             45     Secretary and Director                               1998
Patrick D. Doyle (1)(2)              40     Director                                             1998
Wallace J. Hilliard                  67     Director                                             1999
Carla L. Leonard                     38     Director                                             1991
Bruce F. Simberg   (2)               51     Director                                             1998

----------------------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee
(3)      Member of Investment Committee
(4)      Resigned effective March 2000

          Edward J. Lawson co-founded the Company and has served as its President and Chief Executive Officer since inception. Mr. Lawson has over 17 years experience in the insurance industry commencing with the founding of the Company's initial insurance agency in 1983.

          Michele V. Lawson co-founded the Company and has served as a director and executive officer since inception. Mrs. Lawson is currently the Company's Treasurer. Mrs. Lawson has 17 years experience in the insurance industry commencing with the founding of the Company's initial insurance agency in 1983 and also holds a property and casualty license in Florida.

          Samuel A. Milne has served as the Company's Chief Financial Officer since July 1999 and is the proposed Chief Financial Officer of the Bank. Prior thereto, Mr. Milne was an employee of Premier Administrative
Services, Inc., a financial consulting company from July 1998 to July 1999. From May 1995 to April 1998, he was Senior Vice President and Chief
Financial Officer for BankUnited Financial Corporation. From April 1992 to May 1995, Mr. Milne was Senior Vice President and Chief Financial Officer for Consolidated Bank, N.A. From August 1984 to September 1991, Mr. Milne served in a number of executive positions at Southeast Bank, N.A., most recently serving as Senior Vice President-Finance. Prior thereto, Mr. Milne was a Senior Manager with Arthur Andersen LLP, the international public accounting firm.

         Richard A. Widdicombe assumed the office of President of Federated National and Assurance MGA in November 1999. Mr. Widdicombe has over 20 years of insurance experience. He started as an adjuster with Allstate Insurance Company and has worked with Indiana Insurance Company. During the

15 years he has worked for Insurance Servicing and Adjusting Company and its sister company, Jardine MacNeil as Vice President. He holds his adjuster's license and CPCU designation. He is a member of the Florida Department of Insurance Initial Disaster Assessment team.

          Ronald A. Raymond has served as a director of the Company since June 1995 and as Federated National's President from June 1995 to November 1999. From May 1970 to the present date, Mr. Raymond has been a shareholder and president of Raymond/Patterson Agency, Inc., a managing general agency, in Ft. Lauderdale, Florida. From May 1992 to the present date, Mr. Raymond has been a shareholder of Gulfstream Insurance Group, Inc., a multi-lines insurance agency, in Fort Lauderdale, Florida. Mr. Raymond holds general lines, and life insurance licenses in Florida and is a past President of the Independent Insurance Agents of Broward County.

         Patrick D. Doyle has served as director of the Company since April 1998 and as Secretary of the Company from April 1998 to June 1999. Since October 1999 he has served as President of Travel Services International Inc. From April 1990 to October 1999, Mr. Doyle served as Chief Financial Officer of Effjohn North America Limited, a lessor and manager of cruise ships. From May 1982 to April 1990, Mr. Doyle was employed by KPMG LLP, most recently as a Senior
Manager focusing on the emerging growth business sector. Mr. Doyle is a certified public accountant. Mr. Doyle is also currently a director of a subsidiary of Silja OY AB, a Finish company.

          Joseph A. Epstein has served as a director of the Company since April 1998. Since October 1999 he has served as Chief Operating Officer of Prest, Berger, Davis and Singerman. From January 1998 to October 1999, Mr. Epstein served as Chief Financial Officer at the Center of English Studies, Inc., a provider of lauguage services. From November 1996 to January 1998, Mr.
Epstein was a partner at the accounting firm of Mallah, Furman & Company, P.A. From May 1989 to October 1996, Mr. Epstein was a shareholder firm of Rachlin, Cohen & Holtz.

          Wallace J. Hilliard joined the Company's Board of Directors in January 1999. Since May 1997, Mr. Hilliard has been the owner of a private company, which charters business jets. Mr. Hilliard co-founded and was the Chairman of American Medical Security, Inc., a provider of medical and specialty health and life insurance products and administrative services, which was sold to United Wisconsin Services, Inc. in 1996. Prior to that, Mr.
Hilliard co-founded Employers Health Insurance, which was sold to Humana, Inc. in 1995.

          Carla L. Leonard has served as a director of the Company since its inception. Since May 1999, she has served as Executive Vice President of RPA Financial. From September 1983 to May 1999, Ms. Leonard owned and operated Statewide Insurance and Auto Tag Agency, Inc., an independent insurance agency.

          Bruce Simberg has served as a director of the Company since January 28, 1998. Mr. Simberg has been a practicing attorney for the last 23 years, most recently as managing partner of Conroy, Simberg & Ganon, a law firm in Ft. Lauderdale, Florida since October 1979.

         Edward J. Lawson and Michele V. Lawson are husband and wife. There are no other family relationships among the Company's directors and executive officers.

         The Company's Articles provide that the Board of Directors is divided into three classes, and directors serve staggered three-year terms. Joseph A. Epstein and Carla Leonard will hold office until the annual meeting of Shareholders scheduled to be held in 2000. Bruce Simberg and Patrick Doyle will hold office until the 2000 annual meeting, and Edward J. Lawson, Michele V. Lawson and Ronald A. Raymond will hold office until the 2001 annual meeting.

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

Director Compensation

         The Company has historically paid fees to all of its directors. Such fees were paid at rates ranging from $12,000 to $25,000 per annum from January 1, 1998 through August 31, 1998.

         Commencing September 1, 1998, non-employee directors receive a fee of $500 per meeting of the Board of Directors or committee thereof attended and received annual grants of stock options under the Company's 1998 Stock Option Plan (the "1998 Plan") to purchase 3,000 shares of Common Stock. All directors are also reimbursed for travel and lodging expenses in connection with their attendance at meetings.

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

         Based solely on it review of the copies of such forms received by it, or oral or written representations from certain reporting persons from whom no Forms 5 were required, the Company believes that, within 1999, its executive officers, directors and greater than ten percent beneficial owners complied with all such filing requirements.

ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

Summary Compensation Table

         The following table sets forth information concerning compensation for 1999, 1998 and 1997 received by the Chief Executive Officer (the "CEO") and for the other executive officers whose annual salary and bonus exceeded $100,000 for 1999 (collectively, with the CEO, the "Named Executive Officers").

                                                                        Long Term
                                                                     Compensation
                                            Annual Compensation          Awards
                                            -----------------------   ------------
                                                                       Securities         All Other
                                            Fiscal   Salary   Bonus    Underlying       Compensation
Name and Principal Position                 Year     $        $        Options              ($)(1)
                                            ------   ------   -----    ----------       ------------
Edward J. Lawson                             1999    $156,000   0                        $
         President and CEO                   1998    $129,438   0                        $
                                             1997    $290,936   0                        3,000

Michele V. Lawson                            1999   $  78,000                            $
         Treasurer                           1998    $104,618   0                        $
                                             1997    $192,991   0                        2,000

Ronald A. Raymond                            1999    $ 76,500   0                        $0
         Director                            1998    $103,320   0                        $
                                             1997    $106,000   0                        5,000

(1) Represents $4,680 and $2,340 in contributions for Mr. Lawson and Mrs. Lawson, respectively to the Company's 401(k) Plan and $0 in directors fees during 1999.
(1) Represents $3,030 in contributions for Mr. Lawson, Mrs. Lawson and Mr. Raymond to the Company's 401(k) Plan and $49,992 in directors fees for Mr. Lawson, Mrs. Lawson and Mr. Raymond during 1998.
(1) Represents $3,000 in contributions for Mr. Lawson and Mr. Raymond to the Company's 401(k) Plan and $2,000 in directors fees for Mrs. Lawson and Mr. Raymond during 1997


Employment Agreements

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

         Each employment agreement provides that the executive officer will continue to receive his or her salary for a period of two years after the termination of employment, if his or her employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreement), or for a period of 24 months after termination of the agreement as a result of his or her disability and a bonus equal to twice the amount paid to the executive officer during the 12 months preceding the termination, and the executive officer's estate will receive a lump sum payment equal to two year's salary plus a bonus equal to twice the amount paid to the executive officer during the 12 months preceding the termination by reason of his or her death. Each employment agreement also prohibits the executive officer from directly or indirectly competing with the Company for one year after termination for any reason except a termination without cause. Notwithstanding the foregoing, no assurance can be given that a court of competent jurisdiction will enforce the provisions restricting these executives from competing with the Company. If a change of control (as defined in the employment agreement) occurs, the employment agreement provides for the continued employment of the executive officer for a period of two years following the change of control. In addition, following the change of control, if the executive officer's employment is terminated by the Company other than for cause or by reason of his death or disability, or by the executive officer for certain specified reasons (such as a reduction of compensation or a diminution of duties), he or she will receive a lump sum cash payment equal to 299% of the cash compensation received by him of her during the 12 calendar months prior to such termination.

         Effective August 2, 1999, the Company entered into an employment agreement with Samuel A. Milne, the Company's Chief Financial Officer, for a two-year term. Pursuant to the employment agreement, Mr. Milne was granted options under the 1998 Plan to purchase a total of 20,000 shares of Common Stock vesting over a four-year period commencing one year from the date of grant at an exercise price equal to $10.00 per share. The employment agreement also provides for an annual salary of $104,000.

         Effective November 11, 1999, the Company entered into an employment agreement with Richard A. Widdicombe, President of Federated National Insurance and Assurance MGA, for a four-year term. Pursuant to the employment agreement, Mr. Widdicombe was granted options under the 1998 Plan to purchase a total of 40,000 shares of Common Stock vesting over a four-year period commencing one year from the date of grant at an exercise price equal to $10.00 per share. The employment agreement also provides for an annual salary of $78,000, a monthly car allowance in the amount of $600 and a bonus at the end of one year in the amount of $20,000, contingent upon an increase in revenues or gross written premium of either Federated National or Assurance MGA.

Option Grants in Last Fiscal Year. The following table sets forth information concerning individual grants of stock options made during 1999 to each of the named Executive Officers:

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------
                           Number of
                           Securities       # of Total
                           Underlying       Options Granted            Exercise
                           Options          to Employees in            or Base          Expiration
         Name              Granted (1)      Fiscal Year                Price ($/Share)       Date
         ----              -----------      -----------                ---------------  ---------
----------------------------------------------------------------------------------------------------
Samuel A. Milne            20,000           198,300                    $10.00           08/01/09
Richard A. Widdicombe      40,000           198,300                    $10.00           11/11/09
---------------------

(1) Represents options granted under the 1998 Plan. Such options vest over a four-year period commencing one year from the date of grant.

Stock Options Held at end of 1999. The following table indicates the total number and value of exercisable and unexercisable stock options held by each named Executive Officer as of December 31, 1999. No options were exercised by the Named Executive Officers during the year ended December 31, 1999.

                               Number of Securities            Value of Unexercised
                              Underlying Unexercised           In-The-Money Options
                             Options at Fiscal Year End         at Fiscal Year End (1)
                             --------------------------        -----------------------
      Name                 Exercisable      Unexercisable     Exercisable       Unexercisable
      ----                 -----------      -------------     -----------       -------------
-------------------------------------------------------------------------------------------------

Edward J. Lawson              4,000            12,000                 0                0
Michele V. Lawson             2,500             7,500                 0                0
Ronald A. Raymond             2,500             7,500                 0                0


(1) Based on The Nasdaq National Market last sale price for the Company's Common Stock on December 31, 1999, $4.12 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------- ---------------------------------------------------
         MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 19, 2000, of (i) each of the shareholders of the Company owning more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group:

                                                  Number of Shares
Name and Address of Beneficial Owner(1)           Beneficially Owned(2)         Percentage of Class
---------------------------------------           ---------------------         -------------------
Edward J. Lawson (3)                                 1,232,478                          36.6%
Michele V. Lawson (4)                                1,232,478                          36.6
Ronald A. Raymond (5)                                  321,590                           9.6
Patrick D. Doyle (6)                                     2,500                             *
Joseph A. Epstein (7)                                    2,500                             *
Wallace J. Hilliard (8)                                352,680                          10.5
Carla L. Leonard (9)                                   167,490                           5.0
Bruce F. Simberg (10)                                   45,000                          1.34
Samuel A. Milne                                              0                             0
Richard A. Widdicombe                                        0                             0
                                                             -                             -
All directors and executive officers as a group
     (ten persons)                                   2,124,238                          63.1
                                                     =========                          ====

----------------------
*      Less than 1%
(1) The address of each person named in the table is c/o 21st Century Holding Company, 4161 N.W. 5th Street, Plantation, Florida 33317.
(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.
(3) Includes 610,139 shares of Common Stock held of record by Mrs. Lawson, 5,700 shares held in an account for minor Jenel Lawson, 4,000 stock options vested as of 9/16/99 and 2,500 stock option vested as of 9/16/99 for Mrs. Lawson.
(4 Includes 610,139 shares of Common Stock held of record by Mr. Lawson, 5,700 shares held in an account for minor Jenel Lawson, 2,500 stock options vested as of 9/16/99 and 4,000 stock option vested as of 9/16/99 for Mr. Lawson.
(5)  Includes 2,500 stock options vested as of 9/16/99.
(6)  Includes 2,500 stock options vested as of 9/16/99.
(7) Includes 1,700 shares of Common Stock held in an individual retirement account and 750 stock options vested as of 11/5/99.
(8) Includes 330,980 shares of Common Stock held by a trust, and 9,300 held by Hilliard Limited Partnership in which Mr. Hilliard is a general partner, 8,000 shares of Common Stock held in an irrevocable trust account and 4,400 shares of Common Stock held in an individual retirement account.
(9)  Includes 750 stock options vested as of 11/5/99.
(10) Includes 750 stock options vested as of 11/5/99.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Corporate Reorganization Transactions

         In January 1998, the Company acquired all of the issued and outstanding capital stock of eight affiliated corporations, principally the Company's insurance agencies, in exchange for the issuance of 954,124 shares of Common Stock to eight persons. Included in such shares were 377,481 shares of Common Stock issued to each of Edward J. Lawson and Michele V. Lawson, who were principal shareholders of seven of such corporations and 18,526 shares of Common Stock issued to Ronald A. Raymond, who was the principal shareholder of the eighth corporation.

         In February 1998, the Company acquired all of the issued and outstanding capital stock of one additional insurance agency in exchange for the issuance of 27,792 shares of Common Stock to five persons, including 6,948 shares of Common Stock issued to each of Edward J. Lawson and Michele V. Lawson, who were principal shareholders of the agency.

Real Estate Transactions

                  In January 1999, the Company purchased two office properties from Mr. and Mrs. Lawson of the Company, which have been utilized for agencies' operations. One of the properties had previously been sold to the officers at the same sales price, resulting in no gain or loss to the officer. Consideration for the acquisitions was cash in the amount of $605,000.

Other Transactions

         Bruce F. Simberg, a director of the Company, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg & Ganon, which renders legal services to the Company. In 1999 and 1998, the Company paid legal fees to Conroy, Simberg & Ganon for services rendered in the amount of $281,347 and $189,444, respectively.

         On December 1998, the Company executed a one-year, 7% interest, note receivable with one of its employees in the amount of $25,000. Principal and interest is due in January 2000.

         On June 1999, the Company purchased the assets of three insurance agencies from a director for $130,000 in cash and a note payable for $300,000.

         The mortgage loan receivable balance at December 31, 1999 represents a secured loan to a relative of an officer of the Company. The balance at December 31, 1998 represents a secured loan to an officer of the Company.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

Exhibit  Description
-------  -----------

 3.1     Amended and Restated Articles of Incorporation (1)
 3.2     Form of Registrant's Amended and Restated Bylaws (1)
 4.1     Specimen of Common Stock Certificate (1)
 4.2 Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
10.1     Form of Stock Option Plan (1)*
10.2     Employment Agreement between the Registrant and Edward J. Lawson (1)*
10.3     Employment Agreement between the Registrant and Michele V. Lawson (1)*
10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*
10.5 Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., as amended (1)
10.6 Sale and Assignment Agreement between Federated Premium and FPF, Inc., as amended (1)
10.7     Reinsurance Agreement between Federated National and Transatlantic
         Re(1)
10.8     Amended Employment Agreement between Registrant and Samuel Milne (3)
10.9     Employment Agreement between Registrant and Richard A. Widdicombe (3)
21.1     Subsidiaries of the Registrant (1)
27.1     Financial Data Schedule (SEC use only)
-------------------------------------------------------------
*        Management Compensation Plan or Arrangement
(1) Previously filed exhibit of the number to the Registrant's Registration Statement on Form SB-2 (File No.
         333-6362 3) and incorporated herein by reference.
(2)      Previously filed exhibit of the 1998 Annual Report on Form 10-KSB
(3)      Filed herewith.

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section D the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                               21st CENTURY HOLDING COMPANY

                               By:      /s/ Edward J. Lawson
                                        ---------------------------------------
                                        Edward J. Lawson, Chairman of the Board,
                                        President and Chief Executive Officer

                                        /s/ Samuel A. Milne
                                        Samuel A. Milne, Chief Financial Officer

Dated:  March 30, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration has been signed by the following persons in the capacities and on the date indicated.

         Signature                          Title                               Date

/s/   Edward J. Lawson              Chairman of the Board                       March 30, 2000
----------------------              President, Chief Executive
Edward J. Lawson                    Officer

/s/  Samuel A. Milne                Chief Financial Officer                     March 30, 2000
---------------------
Samuel A. Milne

/s/  Michele V. Lawson              Vice President-Agency Operations,           March 30, 2000
----------------------              Treasurer and Director
Michele V. Lawson

/s/  Richard A. Widdicombe          President, Federated National Ins           March 30, 2000
--------------------------
Richard A. Widdicombe

/s/  Ronald A. Raymond              Director                                    March 30, 2000
----------------------
Ronald A Raymond

/s/  Patrick D. Doyle               Director                                    March 30, 2000
---------------------
Patrick D. Doyle

/s/  Joseph A. Epstein              Director                                    March 30, 2000
----------------------
Joseph A. Epstein

/s/  Wallace J. Hilliard            Director                                    March 30, 2000
------------------------
Wallace J. Hilliard

/s/  Carla L. Leonard               Director                                    March 30, 2000
---------------------
Carla L. Leonard

/s/  Bruce Simberg                  Director                                    March 30, 2000
----------------------
Bruce Simberg