Form 10QSB
period 2000-03-31
21ST CENTURY HOLDING CO
filed 2000-05-19
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             FL                                             65-0248866
   -------------------------------------------------------------------------
   (State or Other Jurisdiction of                         (IRS Employer
   Incorporation or Organization)                        Identification No.)


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

COMMON STOCK PAR VALUE $.01 PER SHARE - 3,385,000 SHARES OUTSTANDING AS OF MAY 15, 2000.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX


PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----

ITEM 1:
Consolidated Balance Sheets
     as of  March 31, 2000 (Unaudited)
     and December 31, 1999 (Audited).....................................................................  3

Consolidated Statements of Income
     for the three months ended March 31, 2000 (Unaudited)
     and 1999 (Unaudited)................................................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2000 (Unaudited)
     and 1999 (Unaudited)................................................................................  5

Notes to Consolidated Financial Statements...............................................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................................................  9

PART II: OTHER INFORMATION

Other Information........................................................................................ 13

Signature................................................................................................ 14

PART I
ITEM I. FINANCIAL INFORMATION

                               21ST CENTURY HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS


                                                                                               MARCH 31, 2000      DECEMBER 31,1999
                                                                                                (UNAUDITED)
                                            ASSETS
Available for sale at fair value:
    Investments
         Fixed maturities                                                                         $ 16,228,336         $ 11,170,035
         Equity securities                                                                           2,283,556            2,627,232
         Mortgage loan                                                                                 118,243              119,304
                                                                                                  ------------         ------------

                 Total investments                                                                  18,630,135           13,916,571
                                                                                                  ------------         ------------

Cash and cash equivalents                                                                            4,907,304              923,175
Finance contracts, consumer loans and pay advances receivable, net of allowances for
    credit losses of $259,900 and $272,192, respectively                                            11,272,257            9,642,163
Prepaid reinsurance premiums                                                                         1,640,847            2,604,607
Premiums receivable, net of allowance of $100,000 and $50,000, respectively                          1,322,450            1,256,485
Due from reinsurers, net                                                                               673,218            1,670,849
Deferred acquisition costs, net                                                                        815,443              (10,243)
Deferred income taxes                                                                                1,884,482            1,785,514
Property, Plant and Equipment net                                                                    2,513,947            2,514,505
Other assets                                                                                         1,106,161              980,375
Goodwill                                                                                             3,247,102            3,402,403
                                                                                                  ------------         ------------

                  TOTAL ASSETS                                                                    $ 48,013,346         $ 38,686,404
                                                                                                  ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                        $  6,777,128         $  6,314,307
Unearned premiums                                                                                   11,942,031            8,394,269
Revolving credit outstanding                                                                         5,185,816            4,650,026
Bank overdraft                                                                                       2,233,529            1,528,736
Unearned commissions                                                                                   824,857              802,757
Due to third party insurers                                                                          1,369,757                    0
Accounts payable and accrued expenses                                                                1,343,080              511,997
Notes payable                                                                                          291,293              417,773
Drafts payable to insurance companies                                                                1,651,869              312,651
                                                                                                  ------------         ------------

                 TOTAL LIABILITIES                                                                $ 31,619,360         $ 22,932,516
                                                                                                  ------------         ------------


Commitments and contingencies                                                                               --                   --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares
       issued 3,390,000 and 3,370,000 shares, and outstanding 3,385,000                                 33,900               33,700
       and 3,365,000, respectively
    Additional paid in capital                                                                      12,789,887           12,690,087
    Accumulated other comprehensive income                                                          (1,245,961)          (1,244,830)
    Retained earnings                                                                                4,839,223            4,297,994
    Treasury stock, 5,000 shares, at cost                                                              (23,063)             (23,063)
                                                                                                  ------------         ------------
                 TOTAL SHAREHOLDERS' EQUITY                                                         16,393,986           15,753,888
                                                                                                  ------------         ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 48,013,346         $ 38,686,404
                                                                                                  ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                 2000                      1999
Revenues:
   Gross premiums written                                                                    $ 8,954,703                $ 6,061,463
   Gross premiums ceded                                                                          247,184                 (1,915,380)
                                                                                             -----------                -----------

             Net premiums written                                                              9,201,887                  4,146,083
Increase in unearned premiums, net
   of prepaid reinsurance premiums                                                            (4,898,487)                  (732,134)
                                                                                             -----------                -----------

             Net premiums earned                                                               4,303,400                  3,413,949
Commission income                                                                              1,254,184                    905,606
Finance revenue                                                                                1,209,581                    794,822
Net investment income                                                                            220,160                    227,885
Net realized investment gains                                                                    462,173                    173,066
Other income                                                                                   1,580,633                    513,683
                                                                                             ------------               ------------

             Total revenue                                                                     9,030,131                  6,029,011
                                                                                             -----------                -----------

Expenses:
   Losses and loss adjustment expenses                                                         2,998,076                  1,937,529
   Operating and underwriting expenses                                                         2,328,091                  1,461,419
   Salaries and wages                                                                          2,277,979                  1,613,835
   Amortization of deferred acquisition costs                                                    449,432                    (73,257)
   Amortization of goodwill                                                                      155,301                    124,472
                                                                                             -----------                -----------

             Total expenses                                                                    8,208,879                  5,063,998
                                                                                             -----------                -----------

             Income before provision for income
               tax expense (benefit)                                                             821,252                    965,013
Provision for income tax expense                                                                 280,023                    355,287
                                                                                             -----------                -----------

             Net income                                                                      $   541,229                $   609,726
                                                                                             ===========                ===========


             Net income per share and net income per share-
             assuming dilution                                                               $      0.16                $      0.18
                                                                                             ===========                ===========

 Weighted average number of common shares outstanding and
 Weighted average number of common shares outstanding                                          3,385,222                  3,390,000
   (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                      2000                     1999
Cash flow from operating activities:
Net income                                                                                       $    541,229          $    609,726
                                                                                                 ------------          ------------
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Amortization of investment premiums                                                               2,486                   395
      Depreciation and amortization                                                                    49,264                25,706
      Amortization of goodwill                                                                        155,301               124,473
      Deferred income tax expense                                                                     (98,285)               14,970
      Net realized investment gains                                                                  (462,173)             (173,066)
      Amortization of deferred acquisition costs, net                                                 449,432               (73,257)
      Provision for credit losses                                                                     300,696               119,852
      Provision for uncollectible premiums receivable                                                  50,000                    --
      Stock issued to employees                                                                       100,000                    --
      Changes in operating assets and liabilities:
         Premiums receivable                                                                         (115,965)                   --
         Prepaid reinsurance premiums                                                                 963,760              (347,338)
         Due from reinsurers                                                                          997,631               246,209
         Deferred acquisition costs, net                                                           (1,275,118)               94,406
         Other assets                                                                                (125,786)             (279,368)
         Unpaid loss and loss adjustment expenses                                                     462,821              (375,495)
         Unearned premiums                                                                          3,547,762               601,188
         Unearned commissions                                                                          22,100               157,021
         Accounts payable and accrued expenses                                                        831,083              (799,427)
         Due to third party insurers                                                                1,369,757                    --
         Drafts payable to insurance companies                                                      1,339,218                69,883
                                                                                                 ------------          ------------

              Net cash flow provided by operating activities                                        9,105,213                15,878
                                                                                                 ------------          ------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale                               14,852,897             7,977,683
      Purchases of investment securities available for sale                                       (19,109,649)           (7,626,141)
      Finance contracts receivables, consumer loans and pay advances receivable                    (1,930,790)           (1,418,613)
      Sale of and collection of mortgage loans                                                          1,061               163,164
      Purchases of property and equipment                                                             (48,706)             (621,112)
      Acquisition of agencies                                                                              --              (160,551)


              Net cash flow used in investing activities                                           (6,235,187)           (1,685,570)
                                                                                                 ------------          ------------

Cash flows from financing activities
      Increase (decrease) in bank overdraft                                                           704,793              (261,965)
      Repayment of notes payable                                                                     (126,480)                   --
      Increase in revolving credit outstanding                                                        535,790               938,615
                                                                                                 ------------          ------------

              Net cash flow provided by financing activities                                        1,114,103               676,650
                                                                                                 ------------          ------------

              Net increase (decrease) in cash & cash equivalents                                    3,984,129              (993,042)

Cash & cash equivalents at beginning of year                                                          923,175             2,250,061
                                                                                                 ------------          ------------

Cash & cash equivalents at end of period                                                         $  4,907,304          $  1,257,019
                                                                                                 ============          ============


Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                                  $    $107,124         $     51,044
                                                                                                 =============          ============
       Income taxes                                                                              $    $120,000         $    950,000
                                                                                                 =============          ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The December 31, 1999 year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

The Company is a vertically integrated insurance holding company, which, through its subsidiaries controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company's Federated National Insurance Company ("Federated National") subsidiary underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida. Through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"), the Company has underwriting and claims authority for third-party insurance companies. The Company also offers premium financing, pay advances, tax preparation and other ancillary services to its customers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings, to the extent the derivatives are not effective as hedges. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133" issued in June 1999, defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.


         (B) COMPREHENSIVE INCOME (DEFICIT)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (deficit) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses) on debt investments available for sale and equity investments. The net change in net unrealized holding losses on debt investments available for sale and equity investments was ($1,131) and ($225,588) for three months ended March 31, 2000 and 1999, respectively. Total comprehensive income was $540,098 and $384,138 for the three months ended March 31, 2000 and 1999, respectively.

         (C) RECLASSIFICATIONS

         Certain amounts in 1999 financial statements have been reclassified to conform with 2000 presentation.

         (D) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS excluded the impact of warrants and stock options as such amounts are anti-dilutive.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium Finance, Inc. entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $5.0 million. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's eligible finance contracts receivable. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. In January 2000, the maximum credit commitment was increased to $7.0 million and the annual interest rate was changed to the prime rate plus additional interest varying from .75 percent to prime only based on the prior month's average outstanding balance.


(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


(5) ORGANIZATION OF NEW BANK

         In September 1999, the Company filed applications with the Office of Thrift Supervision for approval to charter a new federal savings bank (the "Proposed Bank") and to become a savings and loan holding company. Such applications remain pending as of the date of this report and the Office of Thrift Supervision has indicated to the Company that the final approval or disapproval could likely take an additional year.

         The Company is pursuing several alternatives to capitalize the bank including a private placement of common stock and/or convertible debt as well as internal funding through the utilization of Federated Premium Finance's unused line of credit and an investment in the Proposed Bank by Federated National. The actual terms of the sale of any stock or debt will be negotiated and will likely not be registered under the Securities Act of 1933.

         There can be no assurance that the regulatory authorities will approve the applications or that the Company will be able to obtain the financing required to capitalize the Proposed Bank.


(6) SUBSEQUENT EVENT

         The Company has decided to discontinue making consumer loans and let the portfolio run off. This process should take approximately one year. Additionally, the Company is seeking a buyer to purchase its pay advance business. The Company has determined that its customers who utilize these products are not the customers that the Company targets for its insurance, premium finance, tax preparation and bank services.


(7) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consist of underwriting through Federated National, managing general agent through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and consumer loans through RPA Financial Corporation, and pay advances through FedFirst Corp and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) SEGMENT INFORMATION (CONTINUED)

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates its business segments based on Generally Accepted Accounting Principles ("GAAP") pretax operating earnings. Corporate overhead expenses are not allocated to business segments.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century Holding Company.

         Information regarding components of operations for the three month period ending March 31, 2000 and 1999 follows:

                                                        2000              1999
                                                        ----             -----
Total Revenue
    Insurance Segment
         Earned Premiums                           $  4,303,400    $  3,413,949
         Investment Income                              638,961         425,905
         Adjusting Income                                33,781         227,045
         MGA Fee Income                                 725,638         250,677
         Commission Income                            1,341,465       1,445,553
         Miscellaneous Income                           281,403         243,507
                                                   ------------    ------------
                  Total Insurance Revenue             7,324,648       6,006,636
                                                   ------------    ------------

    Financing Segment:
         Premium Finance Income                         847,539         685,572
         Consumer Loan Interest                         111,184         109,250
         Pay Advance Fees                               193,312               0
         Other Income                                    57,546               0

                  Total Financing Revenues            1,209,581         794,822
                                                   ------------    ------------

    All Other                                           816,998         418,420
                                                   ------------    ------------

                  Total Operating Segments            9,351,227       7,219,878
         Intercompany Eliminations                     (321,096)     (1,190,867)
                                                   ------------    ------------

                  Total Revenues                   $  9,030,131    $  6,029,011
                                                   ============    ============


Earnings Before Income Taxes
         Insurance Segment                         $    429,604    $    905,737
         Financing Segment                              440,225         314,801
         All Other                                     (390,702)       (262,633)
                                                   ------------    ------------

                  Total Operating Segments              479,127         957,905
         Intercompany Eliminations                      342,125           7,108
                                                   ------------    ------------

         Total Earnings before Income Taxes        $    821,252    $    965,013
                                                   ============    ============

Total Assets
         Insurance Segment                         $ 24,691,223    $ 28,201,402
         Finance Segment                             12,045,753       8,506,007
         All Others                                   6,369,340       5,865,125
                                                   ------------    ------------

         Total Operating Segments                    48,887,025      42,572,534
         Intercompany Eliminations                     (873,679)     (3,402,173)
                                                   ------------    ------------

         Total Assets                              $ 48,013,346    $ 39,170,361
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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies which it represents through a wholly-owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National's insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and offers consumer loans through its wholly-owned subsidiary, RPA Financial Corporation ("RPA Financial"), and pay advances through FedFirst Corp ("FedFirst").

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

         The Company has decided to discontinue making consumer loans and let the portfolio run off. This process should take approximately one year. Additionally, the Company is seeking a buyer to purchase its pay advance business. The Company has determined that its customers who utilize these products are not the customers that the Company targets for its insurance, premium finance, tax preparation and bank services.

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2000 AS COMPARED TO DECEMBER 31, 1999

         Investments. Investments increased $4.7 million to $18.6 million as of March 31, 2000 as compared to $13.9 million as of December 31,1999. This increase in investments is due to the investing of cash generated by the increase in revenues during the first quarter.

         Cash and cash equivalents. Cash and cash equivalents were $4.9 million as of March 31, 2000, as compared to $923,000 as of December 31,1999. This increase of $4.0 million is due primarily to cash flow from increased revenues during the quarter.

         Finance contracts, consumer loans receivable and pay advance receivable. Finance contracts receivable, consumer loans and pay advance receivable increased $1.6 million from $9.6 million at December 31, 1999 to $11.3 million at March 31, 2000. This increase is due primarily to an increase in premium finance receivables which are the result of the increase in premiums written during the quarter.

         Prepaid reinsurance premiums. Prepaid reinsurance premiums decreased $1.0 million to $1.6 million as of March 31, 2000 from $2.6 million as of December 31,1999 because the Company reduced its reinsurance on automobile insurance from 30% of premiums to 15%, effective January 1, 2000. In addition, the Company reduced its reinsurance on mobile homes from 40% to 0% effective January1, 2000. The Company is in the process of negotiating catastrophe reinsurance for its mobile home and homeowners insurance to be effective June 1, 2000, in conjunction with the official start of the hurricane season in the Atlantic Ocean. There can be no assurance that the Company will be able to secure catastrophe coverage at reasonable prices.

         Due from Reinsurers. Due from reinsurers decreased $1.0 million to $673,000 as of March 31, 2000 from $1.7 million as of December 31,1999. This decrease is the result of the reduction of reinsurance discussed above.

         Deferred Acquisition Costs, net. Deferred acquisition costs increased from a credit of $10,000 as of December 31, 1999 to a debit of $815,000 as of March 31, 2000. Included in the December 31,1999 balance were deferred commissions of $746,000 offset by unearned ceded commissions of $756,000. As of March 31, 2000, deferred commissions were $1.3 million offset by deferred ceded commissions of $458,000. The increase in deferred commissions is related to the increase in premiums written discussed below, and the decrease in unearned ceded commissions is due to the reduction in reinsurance discussed above.

         Unearned Premiums. Unearned premiums increased $3.5 million to $11.9 million as of March 31, 2000 from $8.4 million as of December 31, 1999. This increase is the result of the increase in written premiums discussed below.

         Revolving Credit Outstanding. The outstanding borrowings under the Company's Credit Facility increased $536,000 to $5.2 million as of March 31, 2000 from $4.7 million as of December 31, 1999 primarily to fund the increase in finance contracts receivables.

         Bank Overdraft. Bank Overdraft is the result of the cash management techniques employed by the Company. The overdraft was $2.2 million as of March 31, 2000, a $705,000 increase from $1.5 million as of December 31, 1999. This increase is due to increased business activity driven by the increase in revenues.

         Due to Third Party Insurers. This represents amounts owed an insurance company, including amounts due for reinsurance, for which the Company acts as managing general agent and processes claims. This arrangement became effective January 1,2000, and therefore, there was no such liability as of December 31,1999.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $831,000 from $512,000 as of December 31, 1999 to $1.3 million as of March 31, 2000 primarily due to an increase in income taxes payable of $258,000, an increase in taxes and licenses payable of $109,000, and an overall increase in expenses generally.

         Drafts Payable to Insurance Companies. Drafts payable to insurance companies increased from $313,000 as of December 31, 1999 to $1.6 million as of March 31, 2000, principally due to new finance contracts receivable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Gross Premiums Written. Gross premiums written increased $2.9 million, or 47.8% to $9.0 million for the three months ended March 31, 2000 as compared to $6.1 million for the comparable period in 1999. This increase is attributable to an increase in pricing by two major competitors effective December 1, 1999. Prior to December 1999, these two competitors pricing was below the Company's pricing. After the price increase, the Company became more competitive with respect to pricing, hence a substantial increase in written premiums. The Company currently anticipates a rate increase for itself effective June 1, 2000 to slow the growth in premiums written.

         Net Premiums Written. Net premiums written increased 122% to $9.2 million for the three-month period ended March 31, 2000 from $4.1 million for the same period in 1999. The increase in gross premium written, discussed above, was further enhanced by a decrease in the amount of premiums ceded from $1.9 million to a debit of $247,000 due to the reduction in automobile reinsurance and the cessation of reinsurance for mobile home policies.

         Net Premiums Earned. Net premiums earned increased 26.0% to $4.3 million for the three-month period ended March 31, 2000 from $3.4 million for the same period in 1999. The increase in net premiums written discussed above was partially offset by the increase in the deferral of premiums over the life of the policies.

         Commission Income. Commission income increased 38.5% to $1.3 million for the three-month period ended March 31, 2000 from $906,000 for the same period in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers and third party premium finance companies. The increase is primarily attributable to an increase in the number of Company owned agencies from 36 in the first quarter in 1999 to 40 in 2000 and also due to a successful third party insurer program that the Company acts as managing general agent.

         Finance Revenues. Finance revenues increased 52.2% to $1.2 million for the three-month period ended March 31, 2000 from approximately $795,000 for the same period in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium, as well as income generated from advance pay of $193,000 which began operations in third quarter 1999.

         Net Realized Investment Gains. The Company experienced realized gains of $462,000 for the three-month period ended March 31, 2000 compared to realized gains of $173,000 for the same period in 1999, as the Company was able to take advantage of a favorable equity market. There can be no assurance that the Company will record gains in the future.

         Other Income. Other income increased 208% to $1.6 million for the three-month period ended March 31, 2000 from $514,000 for the same period in 1999. This increase is attributable to increase tax preparation fees of $691,000 compared with $148,000 in 1999. In addition, the Company generated additional fee income from the third party insurer and other new business.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three month period ended March 31, 2000 was 69.7% compared with 57% for the same period in 1999. Losses and LAE incurred increased 55% to $3.0 million for the three-month period ended March 31, 2000 from $1.9 million for the same period in 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company believes the increase in its loss ratio is a function of increased claims on certain newly issued policies, as well increased losses on claims that were being disputed.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased 59.2% to $2.3 million for the three-month period ended March 31, 2000 from $1.5 million for the same period in 1999. The increase is due to a 50% increase in revenues and is expected to continue in the near future. In addition, the Company increased it advertising expenses from $266,000 in the first quarter of 1999 to $536,000 in the same quarter in 2000.

         Salaries and Wages. Salaries and wages increased 41.2% to $2.3 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. The increase is related to the increase in the volume of business during the quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs increased from ($73,000) for the three-month period ended March 31, 1999 to $449,000 for the same period in 2000. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The increase is due to an increase in premiums earned, as well as the reduction of commissions earned on reinsurance ceded.

         Income Tax Expense. The Company's estimated effective income tax rate was 34.1% for the three months ended March 31, 2000 compared to 36.8% for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Credit Facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         Federated Premium is party to the Credit Facility, which is used to fund its operations. Under the Credit Facility, Federated Premium can borrow up to the maximum credit commitment of $7.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Credit Facility varies based on the average outstanding balance from the previous month, between prime and .75% above prime. The Credit Facility contains various operating and financial covenants and is collateralized by a first lien and assignment of all of the Company's assigned finance contracts receivable. The Credit Facility expires on September 30, 2000. Outstanding borrowings under the Credit Facility as of March 31, 2000 and December 31,1999 were approximately $5.2 million and $4.7 million, respectively. At March 31, 2000 and December 31,1999, the Company was in compliance with all covenants under the Revolving Agreement.

         For the three months ended March 31,2000, operations generated operating cash flow of $9.1 million which was primarily attributable to the increase in unearned premiums and amounts due third party insurers. Operating cash flow is expected to be positive in both the short-term and the reasonably foreseeable future due to a recent increase in insurance policies written. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash deficit from investing activities was $6.2 million for the quarter ended March 31, 2000. The Company expects a continued cash flow deficit from investing activities as the Company intends to invest cash from operations and financing activities. Cash flow provided by financing activities was $1.1 million for the quarter ended March 31, 2000, which was derived primarily from borrowings under the Revolving Credit Agreement and from an increase in bank overdrafts. The Company believes that its current capital resources, together with cash flow from its operations and financing activities will be sufficient to meet its anticipated working capital requirements through at least 2000. There can be no assurances, however, that such will be the case.

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

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2000, by the Company without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December 31. No dividends were paid during 1999 or 2000.

         The Company is required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2000, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $6.8 million as of March 31, 2000. Statutory net loss was $1.0 million for the quarter ended March 31, 2000.

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



PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 2

CHANGES IN SECURITIES

During the quarter ending March 31, 2000, the Company issued 20,000 shares of common stock to two employees representing a portion of their bonus for 2000 in accordance with each of their respective employment contracts. In addition the Company reached an agreement with Carla Leonard, a former director, where by the company will issue 20,667 shares of the Company's common stock and pay $172,000 in full settlement of a note payable having a balance of $276,950 plus accrued interest. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4 (2) of the Securities of 1933.

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

                          21ST CENTURY HOLDING COMPANY

DATE: MAY 19, 2000                               By: /s/ Samuel A. Milne
                                                        -----------------------
                                                 Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

27           Financial Data Schedule