Form 10QSB
period 2000-06-30
21ST CENTURY HOLDING CO
filed 2000-08-11
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
               (Exact name of registrant as specified in its charter)


                    FL                                  65-0248866
        -------------------------------             ------------------
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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,384,567 SHARES OUTSTANDING AS OF AUGUST 8, 2000.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----

ITEM 1:
Consolidated Balance Sheets
     as of  June 30, 2000 (Unaudited)
     and December 31, 1999 (Audited).....................................................................  3

Consolidated Statements of Income
     for the three and six months ended June 30, 2000 (Unaudited)
     and 1999 (Unaudited)................................................................................  4

Consolidated Cash Flow Statements
     for the six months ended June 30, 2000 (Unaudited)
     and 1999 (Unaudited)................................................................................  5

Condensed Notes to Consolidated Financial Statements.....................................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................................................  10

PART II: OTHER INFORMATION

Other Information........................................................................................ 16

Signature................................................................................................ 18


PART I
ITEM I. FINANCIAL INFORMATION

                                         21ST CENTURY HOLDING COMPANY
                                          CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE 30, 2000      DECEMBER 31,1999
                                                                                                  (UNAUDITED)
                                                    ASSETS
Available for sale at fair value:
    Investments
         Fixed maturities                                                                         $ 19,286,311         $ 11,170,035
         Equity securities                                                                           3,696,095            2,627,232
             Mortgage loans                                                                            277,160              119,304
                                                                                                  ------------         ------------
                 Total investments                                                                  23,259,566           13,916,571
                                                                                                  ------------         ------------

Cash and cash equivalents                                                                            6,538,560              923,175
Finance contracts, consumer loans and pay advances receivable, net of
       allowances for credit losses of $438,304 and $272,192, respectively                          14,325,499            9,642,163
Prepaid reinsurance premiums                                                                         1,718,068            2,604,607
Premiums receivable, net of allowance of $175,000 and $50,000, respectively                          1,231,453            1,256,485
Due from reinsurers, net                                                                             1,590,310            1,670,849
Deferred acquisition costs, net                                                                        663,581              (10,243)
Deferred income taxes                                                                                2,546,432            1,785,514
Property, plant and equipment net                                                                    3,226,849            2,514,505
Other assets                                                                                           965,893              980,375
Goodwill                                                                                             3,091,802            3,402,403
                                                                                                  ------------         ------------

                  TOTAL ASSETS                                                                    $ 59,158,013         $ 38,686,404
                                                                                                  ============         ============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                        $  8,515,893         $  6,314,307
Unearned premiums                                                                                   16,248,212            8,394,269
Revolving credit outstanding                                                                         5,829,872            4,650,026
Bank overdraft                                                                                       2,898,712            1,528,736
Unearned commissions                                                                                 1,096,325              802,757
Due to third party insurers                                                                          3,979,444                   --
Accounts payable and accrued expenses                                                                1,345,607              511,997
Notes payable                                                                                               --              417,773
Drafts payable to insurance companies                                                                2,990,183              312,651
                                                                                                  ------------         ------------


                 TOTAL LIABILITIES                                                                  42,904,248           22,932,516
                                                                                                  ------------         ------------


Commitments and contingencies
                                                                                                            --                   --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares issued 3,410,667 and 3,370,000 shares, and outstanding 3,391,667
         and 3,365,000 shares, respectively                                                             34,107               33,700
    Additional paid-in capital                                                                      12,894,630           12,690,087
    Accumulated other comprehensive income                                                          (1,758,436)          (1,244,830)
    Retained earnings                                                                                5,173,992            4,297,994
    Treasury stock, 19,000 and 5,000 shares, at cost, respectively                                     (90,528)             (23,063)
                                                                                                  ------------         ------------
                 TOTAL SHAREHOLDERS' EQUITY                                                         16,253,765           15,753,888
                                                                                                  ------------         ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 59,158,013         $ 38,686,404
                                                                                                  ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                             2000          1999              2000           1999
                                                                       ------------    ------------    ------------    ------------
Revenues:
   Gross premiums written                                              $  9,206,734    $  5,776,332    $ 18,161,437    $ 11,837,795
   Gross premiums ceded                                                    (911,271)     (1,799,955)       (664,087)     (3,715,335)
                                                                       ------------    ------------    ------------    ------------
             Net premiums written                                         8,295,463       3,976,377      17,497,350       8,122,460
Increase in unearned premiums, net
   of prepaid reinsurance premiums                                       (2,397,683)       (410,831)     (7,296,170)     (1,142,965)
                                                                       ------------    ------------    ------------    ------------

             Net premiums earned                                          5,897,780       3,565,546      10,201,180       6,979,495

Commission income                                                           478,907       1,148,891       1,733,091       2,054,497
Managing general agent fees                                               1,860,253         256,129       2,585,891         506,806
Finance revenue                                                           1,490,137         837,100       2,699,718       1,631,922
Net investment income                                                       315,102         244,104         535,262         471,989
Net realized investment (losses) gains                                      (49,326)        306,032         412,847         479,098
Other income                                                                383,485         256,936       1,238,480         519,953
                                                                       ------------    ------------    ------------    ------------

             Total revenue                                               10,376,338       6,614,748      19,406,469      12,643,760
                                                                       ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses                                    4,377,200       1,963,810       7,375,276       3,901,339
   Operating and underwriting expenses                                    2,622,701       1,737,850       4,950,792       3,199,269
   Salaries and wages                                                     2,209,364       1,874,374       4,487,343       3,488,208
   Policy acquisition costs                                                 528,056        (132,748)        977,488        (206,005)
   Amortization of goodwill                                                 155,300         129,592         310,601         254,065
                                                                       ------------    ------------    ------------    ------------

             Total expenses                                               9,892,621       5,572,878      18,101,500      10,636,876
                                                                       ------------    ------------    ------------    ------------

             Income before provision for income
               tax expense                                                  483,717       1,041,870       1,304,969       2,006,883
Provision for income tax expense                                            148,948         328,980         428,971         684,268
                                                                       ------------    ------------    ------------    ------------

             Net income                                                $    334,769    $    712,890    $    875,998    $  1,322,616
                                                                       ============    ============    ============    ============


             Net income per share and net income
             per share-assuming dilution                               $       0.10    $       0.21    $       0.26    $       0.39
                                                                       ============    ============    ============    ============



 Weighted average number of common shares outstanding and
 weighted average number of common shares outstanding                     3,405,667       3,390,000       3,395,445       3,390,000
   (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                       2000                 1999
                                                                                                 ------------          ------------
Cash flow from operating activities:
Net income                                                                                       $    875,998          $  1,322,615

Adjustments to reconcile net income to net cash flow used
   in operating activities:
       (Accretion) amortization of investment (discounts) premiums                                     (6,323)                8,184
       Depreciation and amortization                                                                  111,555                59,878
       Amortization of goodwill                                                                       310,601               254,065
       Deferred income tax expense                                                                   (500,697)             (109,177)
       Net realized investment gains                                                                 (412,847)             (479,098)
       Amortization of deferred acquisition costs, net                                                977,488              (206,005)
       Provision for credit losses                                                                    707,209               223,957
       Provision for uncollectible premiums receivable                                                125,000                    --
       Stock issued to employees                                                                      100,000                    --
       Changes in operating assets and liabilities:
         Premiums receivable                                                                          (99,968)           (1,156,565)
         Prepaid reinsurance premiums                                                                 886,539              (521,190)
         Due from reinsurers                                                                           80,539               429,064
         Deferred acquisition costs, net                                                           (1,651,312)              133,308
         Other assets                                                                                  14,482              (363,823)
         Unpaid loss and loss adjustment expenses                                                   2,201,586            (1,152,452)
         Unearned premiums                                                                          7,853,943             1,359,773
         Unearned commissions                                                                         293,568               166,469
         Accounts payable and accrued expenses                                                        833,610            (1,237,998)
         Due to third party insurers                                                                3,979,444                    --
         Drafts payable to insurance companies                                                      2,677,532              (291,360)
                                                                                                 ------------          ------------

              Net cash flow provided by operating activities                                       19,357,947            (1,560,355)
                                                                                                 ------------          ------------

Cash flow from investing activities:
       Proceeds from sale of investment securities available for sale                              21,792,982            16,451,359
       Purchases of investment securities available for sale                                      (31,332,778)          (16,835,380)
       Finance contracts, consumer loans and pay advances receivable                               (5,390,545)           (1,353,971)
       Mortgage loans                                                                                (157,856)              163,164
       Purchases of property and equipment                                                           (823,899)             (727,634)
       Acquisition of agencies                                                                             --              (290,551)
                                                                                                 ------------          ------------

              Net cash flow used in investing activities                                          (15,912,096)           (2,590,013)
                                                                                                 ------------          ------------

Cash flows from financing activities
       Increase (decrease) in bank overdraft                                                        1,369,976               348,638
       Repayment of notes payable                                                                    (312,823)             (125,000)
       Increase in revolving credit outstanding                                                     1,179,846             2,476,677
       Purchase of treasury stock                                                                     (67,465)                   --
                                                                                                 ------------          ------------

              Net cash flow provided by financing activities                                        2,169,534             2,700,315
                                                                                                 ------------          ------------

              Net increase (decrease) in cash and cash equivalents                                  5,615,385            (1,453,053)

Cash and cash equivalents at beginning of year                                                        923,175             2,250,061
                                                                                                 ------------          ------------

Cash and cash equivalents at end of period                                                       $  6,538,560          $    797,008
                                                                                                 ============          ============


Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities:
         Shares issued for settlement of note payable                                            $    104,950                    --
                                                                                                 ============          ============
         Shares issued for agency acquisition                                                              --          $    280,000
                                                                                                 ============          ============
         Notes payable issued for agency acquisition                                                       --          $    300,000
                                                                                                 ============          ============
     Cash paid during the year for:

         Interest                                                                                $    290,015          $    150,230
                                                                                                 ============          ============
         Income taxes                                                                            $    500,000          $  1,660,550
                                                                                                 ============          ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. These financial statements do not include all information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The December 31, 1999 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance as well as homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA ("Assurance MGA"). The Company processes claims made by Federated National's insureds and for third-party insurance companies through a wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior). The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), tax preparation software through its 80% owned subsidiary Express Tax Service, Inc. and pay advances through FedFirst Corp ("FedFirst"). These products are offered through the Company's forty agencies operated by the Company's wholly owned subsidiary Federated Agency Group, Inc. as well as agencies owned by third parties.

         In May 2000, the Company decided to discontinue making consumer loans and to let the portfolio run off. This process should take approximately one year. Additionally, the Company is seeking a buyer to purchase its pay advance business. The Company has determined that its customers who utilize these products are not the customers that the Company targets for its insurance, premium finance, tax preparation and bank services.

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

         (B) COMPREHENSIVE INCOME (DEFICIT)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (deficit) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses), net of income taxes on debt investments available for sale and equity investments. The net change in net unrealized holding losses on debt investments available for sale and equity investments was ($512,475) and ($238,286) for the three months ended June 30, 2000 and 1999, respectively and ($513,606) and ($463,874) for six months ended June 30, 2000 and 1999, respectively. Total comprehensive income (loss) was ($177,706) and $474,604 for the three months ended June 30, 2000 and 1999 respectively, and $362,392 and $858,741 for the six months ended June 30, 2000 and 1999, respectively.

         (C) RECLASSIFICATIONS

         Certain amounts in the Company's 1999 financial statements have been reclassified to conform with the 2000 presentation.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

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

         (E) MANAGING GENERAL AGENT FEES

         Managing general agent fees and the related commission expense are recognized at the time the policy is underwritten and are net of estimated cancellations.


(3) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $5.0 million. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien on and assignment of all of the Company's eligible finance contracts receivable. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. In January 2000, the maximum credit commitment was increased to $7.0 million and the annual interest rate was changed to the prime rate plus additional interest varying from .75 percent to prime only based on the prior month's average outstanding balance.


(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13,1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action.


(5) ORGANIZATION OF NEW BANK

         In September 1999, the Company filed applications with the Office of Thrift Supervision for approval to charter a new federal savings bank (the "Proposed Bank") and to become a savings and loan holding company. Such applications remain pending as of the date of this report and the Office of Thrift Supervision has indicated to the Company that the final approval or disapproval could likely take several additional months.

         The Company currently intends to use internal funds to capitalize the Proposed Bank.

         There can be no assurance that the regulatory authorities will approve the applications or that the Company will be able to obtain the financing required to capitalize the Proposed Bank.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       .
(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments, insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent activities through Assurance MGA, claims processing through Superior Adjusting, and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims processing. The financing segment consists of premium financing through Federated Premium, consumer loans through RPA Financial Corporation, and pay advances through FedFirst Corp and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of the parent company, 21st Century Holding Company.

         Information regarding components of operations for the three month and six month periods ending June 30, 2000 and 1999 follows:

                                                               Three months ended June 30,            Six months ended June 30,
                                                                  2000              1999               2000                1999
                                                           ------------        ------------        ------------        ------------
Total Revenue
    Insurance Segment:
         Earned Premiums                                   $  5,897,780        $  3,565,546        $ 10,201,180        $  6,979,495
         Investment Income                                      213,581             519,800             852,542             945,705
         Adjusting Income                                        36,301             234,950              70,090             461,995
         MGA Fee Income                                       1,860,253             256,129           2,585,891             506,806
         Commission Income                                      391,626           1,595,928           1,733,091           3,041,481
         Miscellaneous Income                                    46,498             221,241              81,500             464,749
                                                           ------------        ------------        ------------        ------------
                  Total Insurance Revenues                    8,446,047           6,393,594          15,524,294          12,400,231
                                                           ------------        ------------        ------------        ------------

    Financing Segment:
         Premium Finance Income                               1,199,099             700,302           2,046,638           1,385,874
         Consumer Loan Interest                                  75,813             134,672             186,997             243,922
         Pay Advance Fees                                       189,468                  --             382,780                  --
         Other Income                                            (4,243)                 --              53,303               9,330
                                                           ------------        ------------        ------------        ------------
                  Total Financing Revenues                    1,460,137             834,974           2,669,718           1,639,126
                                                           ------------        ------------        ------------        ------------

    All Other                                                   392,742             599,311           1,209,740           1,008,400
                                                           ------------        ------------        ------------        ------------

                  Total Operating Segments                   10,298,926           7,827,879          19,403,752          15,047,757
    Intercompany Eliminations                                   (77,412)         (1,213,131)              2,717          (2,403,997)
                                                           ------------        ------------        ------------        ------------

                  Total Revenues                           $ 10,376,338        $  6,614,748        $ 19,406,469        $ 12,643,760
                                                           ============        ============        ============        ============


Earnings Before Income Taxes
         Insurance Segment                                 $  1,035,658        $    834,910        $  1,890,442        $  1,740,647
         Financing Segment                                      412,392             393,579             769,562             708,380
         All Other                                             (964,333)           (184,995)         (1,355,035)           (447,628)
                                                           ------------        ------------        ------------        ------------

                  Total Operating Segments                      483,717           1,043,494           1,304,969           2,001,399
         Intercompany Eliminations                                   --              (1,624)                 --               5,484
                                                           ------------        ------------        ------------        ------------

                  Total Earnings before Income Taxes       $    483,717        $  1,041,870        $  1,304,969        $  2,006,883
                                                           ============        ============        ============        ============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION


         Information regarding components of the balance sheets for June 30, 2000 and December 31, 1999 follows:

Total Assets                                   June 30, 2000    December 31,1999
                                               -------------    ----------------
         Insurance Segment                       $ 35,832,712      $ 24,895,860
         Finance Segment                           15,749,247        10,779,524
         All Other                                  7,645,947         4,972,955
                                                 ------------      ------------

         Total Operating Segments                  58,814,442        40,648,339
         Intercompany Eliminations                    (69,892)       (1,961,935)
                                                 ------------      ------------

                  Total Assets                   $ 59,158,013      $ 38,686,404
                                                 ============      ============

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; dependence on investment income; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel; and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance as well as homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company processes claims made by Federated National's insureds and for third-party insurance companies through a wholly owned claims adjusting company. The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium, tax preparation software through its 80% owned subsidiary Express Tax Service, Inc. and pay advances through FedFirst. These products are offered through the Company's forty agencies operated by the Company's wholly owned subsidiary Federated Agency Group, Inc. as well as agencies owned by third parties. Prior to May 2000, the Company offered consumer loans through its wholly owned subsidiary, RPA Financial.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies that market their products through agents, as well as companies, that sell insurance directly to customers.

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

         The Company also intends to significantly expand the financial products and services it offers by establishing a newly chartered federal savings bank, FedFirst Bank, FSB (the "Proposed Bank"), which is intended to operate as a wholly owned subsidiary of the Company. There can be no assurance that the Company will be able to obtain the required regulatory approvals to operate the Proposed Bank.

         In May 2000, the Company decided to discontinue making consumer loans and let the portfolio run off. This process should take approximately one year. Additionally, the Company is seeking a buyer to purchase its pay advance business. The Company has determined that its customers who utilize these products are not the customers that the Company targets for its insurance, premium finance, tax preparation and bank services.

ANALYSIS OF FINANCIAL CONDITION
AS OF JUNE 30, 2000 AS COMPARED TO DECEMBER 31, 1999

         Investments. Investments increased $9.4 million to $23.3 million as of June 30, 2000 as compared to $13.9 million as of December 31, 1999. This increase in investments is due to the investing of cash generated by the increase in gross premiums written and amounts due third-party insurers in 2000.

         Cash and Cash Equivalents. Cash and cash equivalents were $6.5 million as of June 30, 2000, as compared to $923,000 as of December 31, 1999. This increase of $5.6 million is due primarily to cash flow from increased revenues during the quarter.

         Finance Contracts, Consumer Loans and pay advance receivables. Finance contracts, consumer loans and pay advance receivables increased $4.7 million from $9.6 million at December 31, 1999 to $14.3 million at June 30, 2000. This increase is due to an increase in premium finance receivables which are the result of the increase in premiums written during the quarter as well as premiums underwritten for third-party insurers by Assurance MGA.

         Prepaid Reinsurance Premiums. Prepaid reinsurance premiums decreased $887,000 to $1.7 million as of June 30, 2000 from $2.6 million as of December 31, 1999 because the Company reduced its reinsurance on automobile insurance from 30% of premiums to 15%, effective January 1, 2000. In addition, the Company reduced its reinsurance on mobile homes from 40% to 0% effective January 1, 2000. Effective July 1, 2000, the Company obtained catastrophe reinsurance coverage for its mobile home and homeowners insurance to cover losses in excess of $2.5 million. This reinsurance, together with the Florida Hurricane Catastrophe Fund, will cover losses up to approximately $22 million, the equivalent of estimated losses in a once-every-125-year storm.

         Deferred Acquisition Costs, Net. Deferred acquisition costs increased from a credit of $10,000 as of December 31, 1999 to a debit of $664,000 as of June 30, 2000. Included in the December 31, 1999 balance were deferred commissions of $746,000 offset by unearned ceded commissions of $756,000. As of June 30, 2000, deferred commissions were $1.1 million offset by unearned ceded commissions of $498,000. The increase in deferred commissions is related to the increase in premiums written discussed below, and the decrease in unearned ceded commissions is due to the reduction in reinsurance discussed above.

         Property, Plant and Equipment, Net. Property, plant and equipment increased $712,000 to $3.2 million as of June 30, 2000, from $2.5 million as of December 31, 1999 primarily as a result of the purchase of approximately 8 acres of land for $600,000. The Company currently intends to build a new headquarters on a portion of this land.

         Unpaid Loss and Loss Adjustment Expenses. Unpaid loss and loss adjustment expenses increased $2.2 million to $8.5 million as of June 30, 2000, as compared to $6.3 million as of December 31, 1999. This increase is related to the increase in net premiums earned discussed below.

         Unearned Premiums. Unearned premiums increased $7.8 million to $16.2 million as of June 30, 2000 from $8.4 million as of December 31, 1999. This increase is the result of the increase in written premiums discussed below.

         Revolving Credit Outstanding. The outstanding borrowings under the Revolving Agreement increased $1.2 million to $5.8 million as of June 30, 2000 from $4.7 million as of December 31, 1999 primarily to fund the increase in finance contracts receivables.

         Bank Overdraft. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $2.9 million as of June 30, 2000, a $1.4 million increase from $1.5 million as of December 31, 1999. This increase is due to increased business activity driven by the increase in revenues.

         Due to Third Party Insurers. This represents amounts owed an insurance company, including amounts due for reinsurance, for which the Company acts as managing general agent and processes claims. This arrangement became effective January 1, 2000, and, therefore, there was no such liability as of December 31, 1999.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $834,000 from $512,000 as of December 31, 1999 to $1.3 million as of June 30, 2000 primarily due to an overall increase in expenses generally.

         Drafts Payable to Insurance Companies. Drafts payable to insurance companies increased from $313,000 as of December 31, 1999 to $3.0 million as of June 30, 2000, principally due to new finance contracts receivable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Gross Premiums Written. Gross premiums written increased $3.4 million, or 59.4% to $9.2 million for the three months ended June 30, 2000 as compared to $5.8 million for the comparable period in 1999. This increase is attributable to an increase in pricing by two major competitors of the Company, as well as a 10% rate reduction by the Company, all effective December 1, 1999. Prior to December 1999, these competitors' pricing was below the Company's pricing. After the price changes, the Company became more competitive with respect to pricing, resulting in a substantial increase in written premiums. The Company reversed its 10% rate reduction effective June 1, 2000 to slow the growth in premiums written.

         Net Premiums Written. Net premiums written increased 109% to $8.3 million for the three-month period ended June 30, 2000 from $4.0 million for the same period in 1999. The increase in gross premiums written, discussed above, was further enhanced by a decrease in the amount of premiums ceded from $1.8 million to $911,000 due to the reduction in automobile and mobile home reinsurance.

         Net Premiums Earned. Net premiums earned increased 65.4% to $5.9 million for the three-month period ended June 30, 2000 from $3.6 million for the same period in 1999. The increase in net premiums written discussed above was partially offset by the increase in the deferral of premiums over the life of the policies.

         Commission Income. Commission income decreased 58.4% to $479,000 for the three-month period ended June 30, 2000 from $1.1 million for the same period in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The decrease is attributable to a higher percentage of commissions from Federated National and Assurance MGA which are eliminated in consolidation.

         Managing General Agent Fees. Managing general agent fees increased from $256,000 for the three-month period ended June 30, 1999 to $1.9 million for the same period in 2000. This increase is because Assurance MGA began writing policies for two third -party insurance companies in the past year. Prior to July 1999, substantially all policies were written for Federated National Insurance Company for which Assurance MGA retained $25 per policy.

         Finance Revenues. Finance revenues increased 78.0% to $1.5 million for the three-month period ended June 30, 2000 from approximately $837,000 for the same period in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium, as well as income generated from pay advances, which began operations in the third quarter 1999, of $189,000.

         Net Realized Investment Gains (Losses). The Company experienced realized losses of $49,000 for the three-month period ended June 30, 2000 compared to realized gains of $306,000 for the same period in 1999, as the Company was able to take advantage of a favorable equity market in 1999. There can be no assurances as to whether the Company will record gains or further losses in the future.

         Other Income. Other income increased 49% to $383,000 for the three-month period ended June 30, 2000 from $257,000 for the same period in 1999. This increase is primarily attributable to increase tax preparation fees of $128,000 for the three-month period ended June 30, 2000 compared to $24,000 in 1999.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended June 30, 2000 was 75.4% compared with 76.2% for the same period in 1999. Losses and LAE incurred increased 123% to $4.4 million for the three-month period ended June 30, 2000 from $2.0 million for the same period in 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased 50.9% to $2.6 million for the three-month period ended June 30, 2000 from $1.7 million for the same period in 1999. The increase is due to a 57% increase in revenues and is expected to continue in the near future. In addition, the Company increased its advertising expenses from $223,000 in the first quarter of 1999 to $478,000 in the same quarter in 2000.

         Federated National's expense and combined ratios were 34.5% and 109.8%, respectively, for the three-month period ended June 30, 2000 compared with 44.9% and 121.2% in the same period for 1999. The decreases in these ratios is primarily due to faster growth in premiums earned than in the related underwriting expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 31, 1999 (CONTINUED)

         Salaries and Wages. Salaries and wages increased 17.9% to $2.2 million for the three months ended June 30, 2000 from $1.9 million for the same period in 1999. The increase is related to the increase in the volume of business during the quarter.

          Policy Acquisition Costs. Policy acquisition costs increased from a credit of $133,000 for the three-month period ended June 30, 1999 to a debit of $528,000 for the same period in 2000. Policy acquisition costs consists of commission expense paid to third-party agencies less commissions earned on reinsurance ceded. The increase is due to an increase in premiums earned, as well as the reduction of commissions earned on reinsurance ceded.

         Income Tax Expense. The Company's estimated effective income tax rate was 30.8 % for the three months ended June 30, 2000 compared to 31.6% for the same period in 1999.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Gross Premiums Written. Gross premiums written increased $6.3 million, or 53.4% to $18.2 million for the six months ended June 30, 2000 as compared to $11.8 million for the same period in 1999. This increase is attributable to an increase in pricing by the Company's major competitors, as well as a 10% rate reduction by the Company, all effective December 1, 1999. Prior to December 1999, these two competitors' pricing was below the Company's pricing. After the price changes, the Company became more competitive with respect to pricing, resulting in a substantial increase in written premiums. The Company reversed its 10% rate reduction effective June 1, 2000 to slow the growth in premiums written.

         Net Premiums Written. Net premiums written increased 115% to $17.5 million for the six-month period ended June 30, 2000 from $8.1 million for the same period in 1999. The increase in gross premiums written, discussed above, was further enhanced by a decrease in the amount of premiums ceded from $3.7 million in 1999 to $664,000 in 2000 due to the reduction in automobile and mobile home reinsurance.

         Net Premiums Earned. Net premiums earned increased 46.2% to $10.2 million for the six-month period ended June 30, 2000 from $7.0 million for the same period in 1999. The increase in net premiums written discussed above was partially offset by the increase in the deferral of premiums over the life of the policies.

         Commission Income. Commission income decreased 15.6% to $1.7 million for the six-month period ended June 30, 2000 from $2.1 million for the same period in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The decrease is attributable to a higher percentage of commissions from Federated National and Assurance MGA, which are eliminated in consolidation.

         Managing General Agent Fees. Managing general agent fees increased from $507,000 for the six-month period ended June 30, 1999 to $2.6 million for the same period in 2000. This increase is because Assurance MGA began writing policies for two third-party insurance companies in the past year. Prior to July 1999, substantially all policies were written for Federated National for which Assurance MGA retained $25 per policy.

         Finance Revenues. Finance revenues increased 65.4% to $2.7 million for the six-month period ended June 30, 2000 from approximately $1.6 million for the same period in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium, as well as income generated from pay advances, which began operations in the third quarter 1999, of $383,000.

         Other Income. Other income increased 138% to $1.2 million for the six-month period ended June 30, 2000 from $520,000 for the same period in 1999. This increase is primarily attributable to increased tax preparation fees of $768,000 for the six-month period ended June 30, 2000 compared to $172,000 in the 1999.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

          Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the six-month period ended June 30, 2000 was 72.9% compared with
62.7 % for the same period in 1999. Losses and LAE incurred increased 89.1% to $7.4 million for the six-month period ended June 30, 2000 from $3.9 million for the same period in 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company believes the increase in its loss ratio is a function of increased claims on certain newly issued policies, coupled with a 10% price reduction on policies written from December 1, 1999 to May 31, 2000.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased 54.7% to $4.9 million for the six-month period ended June 30, 2000 from $3.2 million for the same period in 1999. The increase is due to a 53% increase in revenues and is expected to continue in the near future. In addition, the Company increased its advertising expenses from $589,000 in the first six months of 1999 to $1.0 million in the same period in 2000.

         Federated National's Expense and Combined Ratios were 40.1% and 113.0%, respectively, for the six-month period ended June 30, 2000 compared with 34.3% and 96.3% in the same period for 1999. The increases in these ratios are primarily due to a 10% price reduction on policies written from December 1, 1999 to May 31, 2000.

         Included In Operating and Underwriting Expenses are the Provision for credit losses and the provision for uncollectible premiums receivable. The provision for credit losses increased to $707,000 for the six months ended June 30, 2000 from $224,000 for the same period in 1999. The provision for uncollectible premiums receivable increased to $125,000 for the six months ended June 30, 2000 from zero in 1999. Both of these increases are due to volume growth in the related receivables.

         Salaries and Wages. Salaries and wages increased 28.6% to $4.5 million for the six months ended June 30, 2000 from $3.5 million for the same period in 1999. The increase is related to the increase in the volume of business during the quarter.

          Policy Acquisition Costs. Policy acquisition costs increased from a credit of $206,000 for the six-month period ended June 30, 1999 to a debit of $977,000 for the same period in 2000. Policy acquisition costs consists of commission expense paid to third-party agencies less commissions earned on reinsurance ceded. The increase is due to an increase in premiums earned, as well as the reduction of commissions earned on reinsurance ceded.

         Income Tax Expense. The Company's estimated effective income tax rate was 32.9 % for the six months ended June 30, 2000 compared to 34.1% for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Credit Facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         Federated Premium is party to the Revolving Agreement, which is used to fund its operations. Under the Revolving Agreement, Federated Premium can borrow up to the maximum credit commitment of $7.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement varies based on the average outstanding balance from the previous month, between prime and .75% above prime. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien on and assignment of all of the Company's finance contracts receivable. The Revolving Agreement expires on September 30, 2000. Outstanding borrowings under the Credit Facility as of June 30, 2000 and December 31,1999 were approximately $5.8 million and $4.7 million, respectively. At June 30, 2000 and December 31, 1999, the Company was in compliance with all covenants under the Revolving Agreement. The Company currently anticipates that the Revolving Agreement will be extended prior to its expiration date. However, there can be no assurances that the Company will be able to extend this agreement.

         For the six months ended June 30, 2000, operations generated operating cash flow of $19.4 million, which was primarily attributable to the increase in unearned premiums and amounts due third party insurers. Operating cash flow is expected to be positive in both the short-term and the reasonably foreseeable future due to a recent increase in insurance policies written. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash deficit from investing activities was $15.9 million for the six months ended June 30, 2000. The Company expects a continued cash flow deficit from investing activities as the Company intends to invest cash from operations and financing activities. Cash flow provided by financing activities was $2.2 million for the quarter ended June 30, 2000, which was derived primarily from borrowings under the Revolving Agreement and from an increase in bank overdrafts. The Company believes that its current capital resources, together with cash flow from its operations and financing activities will be sufficient to meet its anticipated working capital requirements through at least 2000. There can be no assurances, however, that such will be the case.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2000 by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of December 31 of the preceding year.. No dividends were paid during 1999 or through June 30, 2000.

         The Company is required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of June 30, 2000, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $6.3 million as of June 30, 2000. Statutory net loss was $1.2 million for the six months ended June 30, 2000.



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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5,1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action.

ITEM 2

CHANGES IN SECURITIES

         During the quarter ending June 30, 2000, the Company reached an agreement with Carla Leonard, a former director, where by the Company issued 20,667 shares of the Company's common stock and paid $172,000 in full settlement of a note payable having a balance of $276,950 plus accrued interest. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4 (2) of the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 6, 2000, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following matters were voted upon:

         (i)      Election of Directors

                  The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                                                 Withhold
                 Name                                                  For                      Authority
                 ----                                                  ---                      ---------
                 Robert E. McNally (until 2002)                     2,988,875                     4,400
                 Patrick D. Doyle (until 2003)                      2,988,875                     4,400
                 Wallace J. Hilliard (until 2003)                   2,993,075                       200
                 Bruce F. Simberg (until 2003)                      2,993,075                       200

         (ii)     Amendment to 1998 Stock Option Plan

         Approval of an Amendment to the Company's 1998 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from an aggregate of 350,000 shares to an aggregate of 600,000 shares.

         With respect to the foregoing matter, 2,061,739 shares were voted in favor, 21,115 shares were voted against and 100 shares abstained. There were no broker non-votes.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:    Financial Data Schedule: Ex. 27

(b) Reports on Form 8-K: On May 19, 2000, the Company filed a current report on Form 8-K to disclose that the Company had changed its Independent Certifying Accountants from KPMG LLP to McKean, Paul, Chrycy, Fletcher and Co. effective May 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         21ST CENTURY HOLDING COMPANY

DATE: August 11, 2000                    By: /s/ Samuel A. Milne
                                             -----------------------
                                             Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

27             Financial Data Schedule