Form 10QSB
period 2000-09-20
21ST CENTURY HOLDING CO
filed 2000-11-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

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

COMMON STOCK, PAR VALUE $.01 PER SHARE - 3,362,667 SHARES OUTSTANDING AS OF NOVEMBER 9, 2000.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----
ITEM 1:

Consolidated Balance Sheets
     as of  September 30, 2000 (Unaudited)
     and December 31, 1999 (Audited).....................................................................  3

Consolidated Statements of Income
     for the three and nine months ended September 30, 2000 (Unaudited)
     and 1999 (Unaudited)................................................................................  4

Consolidated Cash Flow Statements
     for the nine months ended September 30, 2000 (Unaudited)
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


Signature................................................................................................ 17

PART I

ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30, 2000    DECEMBER 31,1999
                                                                                                 (UNAUDITED)
                                     ASSETS
Available for sale at fair value:
    Investments
         Fixed maturities                                                                         $ 20,556,610         $ 11,170,035
         Equity securities                                                                           2,937,293            2,627,232
             Mortgage loans                                                                            275,119              119,304
                                                                                                  ------------         ------------

                 Total investments                                                                  23,769,022           13,916,571
                                                                                                  ------------         ------------

Cash and cash equivalents                                                                            1,732,865              923,175
Finance contracts, consumer loans and pay advances receivable, net of allowances for
        credit losses of $632,410 and $272,192, respectively                                        15,140,204            9,642,163
Prepaid reinsurance premiums                                                                         1,527,960            2,604,607
Premiums receivable, net of allowance of $225,000 and $50,000, respectively                          1,617,550            1,256,485
Due from reinsurers, net                                                                             1,646,741            1,670,849
Deferred acquisition costs, net                                                                      1,128,415              (10,243)
Deferred income taxes                                                                                2,914,783            1,785,514
Property, plant and equipment net                                                                    3,469,272            2,514,505
Other assets                                                                                           956,536              980,375
Goodwill                                                                                             2,947,412            3,402,403
                                                                                                  ------------         ------------

                  TOTAL ASSETS                                                                    $ 56,850,760         $ 38,686,404
                                                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                        $  8,252,090         $  6,314,307
Unearned premiums                                                                                   14,196,001            8,394,269
Revolving credit outstanding                                                                         6,853,589            4,650,026
Bank overdraft                                                                                       3,938,650            1,528,736
Unearned commissions                                                                                 1,726,739              802,757
Due to third party insurers                                                                          2,262,088                   --
Accounts payable and accrued expenses                                                                1,699,665              511,997
Notes payable                                                                                               --              417,773
Drafts payable to insurance companies                                                                  924,919              312,651
                                                                                                  ------------         ------------

                 TOTAL LIABILITIES                                                                  39,853,741           22,932,516
                                                                                                  ------------         ------------


Commitments and contingencies                                                                               --                   --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares issued 3,410,667 and 3,370,000 shares, and outstanding 3,362,967
         and 3,365,000 shares, respectively                                                             34,107               33,700
    Additional paid-in capital                                                                      12,894,630           12,690,087
    Accumulated other comprehensive income                                                          (1,434,699)          (1,244,830)
    Retained earnings                                                                                5,720,581            4,297,994
       Treasury stock, 47,700 and 5,000 shares, at cost, respectively                                 (217,600)             (23,063)
                                                                                                  ------------         ------------
                 TOTAL SHAREHOLDERS' EQUITY                                                         16,997,019           15,753,888
                                                                                                  ------------         ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 56,850,760         $ 38,686,404
                                                                                                  ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2000           1999                  2000            1999
Revenues:
   Gross premiums written                                         $  7,455,722    $  3,691,802         $ 25,617,159    $ 15,529,597
   Gross premiums ceded                                             (1,310,725)     (1,215,394)          (1,974,812)     (4,930,729)
                                                                  ------------    ------------         ------------    ------------
             Net premiums written                                    6,144,997       2,476,408           23,642,347      10,598,868
Increase in unearned premiums, net
   of prepaid reinsurance premiums                                     143,714         918,752           (7,152,456)       (224,213)
                                                                  ------------    ------------         ------------    ------------

             Net premiums earned                                     6,288,711       3,395,160           16,489,891      10,374,655

Commission income                                                      556,177       1,174,465            2,289,268       3,228,962
Managing general agent fees                                          2,821,019         217,111            5,406,910         723,917
Finance revenue                                                      1,522,939         958,075            4,222,657       2,589,997
Net investment income                                                  365,005         184,118              900,267         656,107
Net realized investment (losses) gains                                 613,295          87,707            1,026,142         566,805
Other income                                                           503,738         212,637            1,742,218         732,590
                                                                  ------------    ------------         ------------    ------------

             Total revenue                                          12,670,884       6,229,273           32,077,353      18,873,033
                                                                  ------------    ------------         ------------    ------------

Expenses:
   Losses and loss adjustment expenses                               4,306,663       2,069,023           11,681,939       5,970,362
   Operating and underwriting expenses                               2,773,066       1,710,495            7,723,858       4,909,764
   Salaries and wages                                                2,495,599       1,856,105            6,982,942       5,344,314
   Policy acquisition costs                                          1,993,185         123,296            2,970,673         (82,709)
   Amortization of goodwill                                            144,390         131,828              454,991         385,893
                                                                  ------------    ------------         ------------    ------------

             Total expenses                                         11,712,903       5,890,747           29,814,403      16,527,624
                                                                  ------------    ------------         ------------    ------------

             Income before provision for income
               tax expense                                             957,981         338,526            2,262,950       2,345,409
Provision for income tax expense                                       344,132         102,391              773,103         786,658
                                                                  ------------    ------------         ------------    ------------

             Net income                                           $    613,849    $    236,135         $  1,489,847    $  1,558,751
                                                                  ============    ============         ============    ============



             Net income per share and net income per share-
             assuming dilution                                    $       0.18    $       0.07         $       0.44    $       0.46
                                                                  ============    ============         ============    ============




 Weighted average number of common shares outstanding and
 weighted average number of common shares outstanding                3,376,434       3,380,000            3,385,241       3,386,667
   (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                        2000               1999
Cash flow from operating activities:
Net income                                                                                         $  1,489,847        $  1,558,751
Adjustments to reconcile net income to net cash flow used
   in operating activities:
       Accretion of investment discounts                                                                 (9,075)             (1,959)
       Depreciation and amortization                                                                    194,250              93,230
       Amortization of goodwill                                                                         454,991             385,893
       Deferred income tax expense                                                                   (1,129,269)             (2,520)
       Net realized investment gains                                                                 (1,026,142)           (566,805)
       Amortization of deferred acquisition costs, net                                                1,204,316             (82,709)
       Provision for credit losses                                                                    1,076,647             334,449
       Provision for uncollectible premiums receivable                                                  175,000                  --
       Stock issued to employees                                                                        100,000                  --
       Changes in operating assets and liabilities:
         Premiums receivable                                                                           (536,065)         (1,187,367)
         Prepaid reinsurance premiums                                                                 1,076,647            (176,722)
         Due from reinsurers                                                                             24,108             388,884
         Deferred acquisition costs, net                                                             (2,342,974)             64,508

         Other assets                                                                                    23,839              95,068
         Unpaid loss and loss adjustment expenses                                                     1,937,783          (1,456,483)
         Unearned premiums                                                                            5,801,732              22,591
         Unearned commissions                                                                           923,982             215,701
         Accounts payable and accrued expenses                                                        1,120,408          (1,560,463)
         Due to third party insurers                                                                  2,262,088                  --
         Drafts payable to insurance companies                                                          612,268              24,618
                                                                                                   ------------        ------------

              Net cash flow provided by operating activities                                         13,531,877          (1,851,335)
                                                                                                   ------------        ------------

Cash flow from investing activities:
       Proceeds from sale of investment securities available for sale                                39,199,209          26,244,237

       Purchases of investment securities available for sale                                        (48,050,497)        (24,112,923)
       Finance contracts, consumer loans and pay advances receivable                                 (6,672,184)         (1,566,776)
       Mortgage loans                                                                                  (155,815)             43,164
       Purchases of property and equipment                                                           (1,149,017)           (852,420)
       Acquisition of agencies                                                                               --            (425,725)
                                                                                                   ------------        ------------

              Net cash flow used in investing activities                                            (16,828,304)           (669,813)
                                                                                                   ------------        ------------
Cash flows from financing activities
       Increase (decrease) in bank overdraft                                                          2,409,914              96,728
       Repayment of notes payable                                                                      (312,823)           (296,371)
       Increase in revolving credit outstanding                                                       2,203,563           2,573,144
       Purchase of common stock                                                                        (194,537)           (200,000)
                                                                                                   ------------        ------------

              Net cash flow provided by financing activities                                          4,106,117           2,173,501
                                                                                                   ------------        ------------

              Net increase (decrease) in cash and cash equivalents                                      809,690            (348,277)

Cash and cash equivalents at beginning of year                                                          923,175           2,250,061
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                                         $  1,732,865        $  1,901,784
                                                                                                   ============        ============


Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities:
         Shares issued for settlement of note payable                                              $    104,950                  --
                                                                                                   ============

         Shares issued for acquisition of agency and majority owned subsidiary                               --        $    415,000
                                                                                                                       ============
         Notes payable issued for agency acquisition                                                         --        $    360,000
                                                                                                                       ============
         Accrued dividend  payable                                                                       67,260
                                                                                                   ============
     Cash paid during the year for:
        Interest                                                                                        453,643        $    237,675
                                                                                                   ============        ============
         Income taxes                                                                              $  1,529,690        $  1,788,550
                                                                                                   ============        ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-QSB and Item 310 of Regulation S-B. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The December 31, 1999 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance as well as homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agent ("Assurance MGA"). The Company processes claims made by Federated National's insureds and for third-party insurance companies through a wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior). The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), tax preparation software through its 80% owned subsidiary Express Tax Service, Inc. and pay advances through FedFirst Corp ("FedFirst"). These products are offered through the Company's 38 agencies operated by the Company's wholly owned subsidiary Federated Agency Group, Inc. as well as agencies owned by third parties.

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

         (B) COMPREHENSIVE INCOME (DEFICIT)

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (deficit) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income (deficit) presently consists of net income adjusted for the change in net unrealized holding gains (losses), net of income taxes on debt investments available for sale and equity investments. The net change in net unrealized holding losses on debt investments available for sale and equity investments was $323,737 and ($426,670) for the three months ended September 30, 2000 and 1999, respectively and ($189,869) and ($890,544) for nine months ended September 30, 2000 and 1999, respectively. Total comprehensive income (loss) was $937,586 and $(190,535) for the three months ended September 30, 2000 and 1999 respectively, and $1,299,978 and $668,207 for the nine months ended September 30, 2000 and 1999, respectively.

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

(3) REVOLVING CREDIT OUTSTANDING

         On September 24, 1997, the Company, through Federated Premium, entered into a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC. Under the Revolving Agreement, the Company can borrow up to the maximum credit commitment of $5.0 million. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien on and assignment of all of the Company's eligible finance contracts receivable. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. In January 2000, the maximum credit commitment was increased to $7.0 million and the annual interest rate was changed to the prime rate plus additional interest varying from .75 percent to prime only based on the prior month's average outstanding balance. Effective October 31, 2000, the maximum credit commitment was increased to $9.0 million.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit.

         The Company is currently negotiating with its reinsurer to increase reinsurance on automobile policies to 30% retroactive to January 1, 2000. The impact to the Company's net income balance sheet, if any, is not yet determinable.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments, insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent activities through Assurance MGA, claims processing through Superior Adjusting, and marketing and distribution through Federated Agency Group. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims processing. The financing segment consists of premium financing through Federated Premium , consumer loans through RPA Financial Corporation, and pay advances through FedFirst Corp and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

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

         Information regarding components of operations for the three month and nine month periods ending September 30, 2000 and 1999 follows:

                                                               Three months ended September 30,     Nine  months ended September 30,
                                                                     2000              1999             2000               1999
                                                                 ------------      ------------      ------------      ------------
Total Revenue
    Insurance Segment:
         Earned Premiums                                         $  6,288,711      $  3,395,160      $ 16,489,891      $ 10,374,655
         Investment Income                                            353,720           252,574         1,217,176         1,198,279
         Adjusting Income                                             547,147           222,252         1,251,357           684,247
         MGA Fee Income                                             2,927,552           217,111         5,431,076           723,917
         Commission Income                                          2,180,466         1,405,832         6,442,843         4,447,313
         Miscellaneous Income                                          17,026           224,578           507,455           689,328
                                                                 ------------      ------------      ------------      ------------
                  Total Insurance Revenues                         12,314,622         5,717,507        31,339,798        18,117,739
                                                                 ------------      ------------      ------------      ------------
    Financing Segment:
         Premium Finance Income                                     1,265,424           693,928         3,311,981         2,079,802
         Consumer Loan Interest                                        17,968           283,922           308,050           527,844
         Pay Advance Fees                                             196,873                --           579,653                --
         Other Income                                                  42,674                --            22,973             9,330
                                                                 ------------      ------------      ------------      ------------
                  Total Financing Revenues                          1,522,939           977,850         4,222,657         2,616,976

    All Other                                                         655,556           597,527         1,176,574         1,605,927
                                                                 ------------      ------------      ------------      ------------

                  Total Operating Segments                         14,493,117         7,292,884        36,739,029        22,340,642
    Intercompany Eliminations                                      (1,822,233)       (1,063,611)       (4,661,676)       (3,467,609)
                                                                 ------------      ------------      ------------      ------------

                  Total Revenues                                 $ 12,670,884      $  6,229,273      $ 32,077,353      $ 18,873,033
                                                                 ============      ============      ============      ============
Earnings Before Income Taxes
         Insurance Segment                                       $    380,331      $    (50,476)     $  1,212,241      $  1,690,170
         Financing Segment                                            397,996           494,195         1,249,094         1,202,575
         All Other                                                    179,654          (136,466)         (198,385)         (584,093)
                                                                 ------------      ------------      ------------      ------------

                  Total Operating Segments                            957,981           307,253         2,262,950         2,308,652
         Intercompany Eliminations                                         --            31,275                --            36,757
                                                                 ------------      ------------      ------------      ------------

                  Total Earnings before Income Taxes             $    957,981      $    338,528      $  2,262,950      $  2,345,409
                                                                 ============      ============      ============      ============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) SEGMENT INFORMATION

         Information regarding components of the balance sheets for September 30, 2000 and December 31, 1999 follows:

Total Assets                           September 30, 2000      December 31, 1999
                                       ------------------      -----------------
        Insurance Segment                $ 34,620,185              $ 24,895,860
        Finance Segment                    16,540,858                10,779,524
        All Other                           8,531,836                 4,972,955
                                         ------------              ------------

        Total Operating Segments           59,692,879                40,648,339
        Intercompany Eliminations          (2,842,119)               (1,961,935)
                                         ------------              ------------

                 Total Assets            $ 56,850,760              $ 38,686,404
                                         ============              ============

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; dependence on investment income; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel, and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance as well as homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company processes claims made by Federated National's insureds and for third-party insurance companies through a wholly owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium, tax preparation software through its 80% owned subsidiary Express Tax Service, Inc. and pay advances through FedFirst. These products are offered through the Company's 38 agencies operated by the Company's wholly owned subsidiary Federated Agency Group, Inc. as well as agencies owned by third parties. Prior to May 2000, the Company offered consumer loans through its wholly owned subsidiary, RPA Financial Corporation.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies, that market their products through agents, as well as companies, that sell insurance directly to customers.

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

ANALYSIS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2000 AS COMPARED TO DECEMBER 31, 1999

         Investments. Investments increased $9.8 million to $23.8 million as of September 30, 2000 as compared to $13.9 million as of December 31, 1999. This increase in investments is due to the investing of cash generated by the increase in gross premiums written and amounts due third-party insurers in 2000.

         Cash and cash equivalents. Cash and cash equivalents were $1.7 million as of September 30, 2000, as compared to $923,000 as of December 31, 1999. This increase of $810,000 is due primarily to cash flow from increased revenues during the quarter.

         Finance contracts, consumer loans and pay advance receivables. Finance contracts, consumer loans and pay advance receivables increased $5.5 million from $9.6 million at December 31, 1999 to $15.1 million at September 30, 2000. This increase is due to an increase in premium finance receivables, which are the result of the increase in premiums written during the quarter as well as premiums underwritten for third-party insurers by Assurance MGA.

         Prepaid reinsurance premiums. Prepaid reinsurance premiums decreased $1.1million to $1.5 million as of September 30, 2000 from $2.6 million as of December 31, 1999 because the Company reduced its reinsurance on automobile insurance from 30% of premiums to 15%, effective January 1, 2000. In addition, the Company reduced its reinsurance on mobile homes from 40% to 0% effective January 1, 2000. Effective July 1, 2000, the Company obtained catastrophe reinsurance coverage for its mobile home and homeowners insurance to cover losses in excess of $2.5 million. This reinsurance, together with the Florida Hurricane Catastrophe Fund, will cover losses up to approximately $22 million, the equivalent of estimated losses in a once-every-125-year storm.

         Deferred acquisition costs, net. Deferred acquisition costs increased from a credit of $10,000 as of December 31, 1999 to a debit of $1.1 million as of September 30, 2000. Included in the December 31, 1999 balance were deferred commissions of $746,000 offset by unearned ceded commissions of $756,000. As of September 30, 2000, deferred commissions were $1.6 million offset by unearned ceded commissions of $484,000. The increase in deferred commissions is related to the increase in premiums written discussed below, and the decrease in unearned ceded commissions is due to the reduction in reinsurance discussed above.

         Property, plant and equipment, net. Property, plant and equipment increased $954,000 to $3.5 million as of September 30, 2000, from $2.5 million as of December 31, 1999 primarily as a result of the purchase of approximately 8 acres of vacant land for $600,000. The Company has entered into a contract to purchase a building adjacent to this property for $2.15 million. The Company intends to use the building as its headquarters and a portion of the vacant land for parking.

         Unpaid loss and loss adjustment expenses. Unpaid loss and loss adjustment expenses increased $2.0 million to $8.3 million as of September 30, 2000, as compared to $6.3 million as of December 31, 1999. This increase is related to the increase in net premiums earned discussed below.

         Unearned Premiums. Unearned premiums increased $5.8 million to $14.2 million as of September 30, 2000 from $8.4 million as of December 31, 1999. This increase is the result of the increase in written premiums discussed below.

         Revolving Credit Outstanding. The outstanding borrowings under the Revolving Agreement increased $2.2 million to $6.9 million as of September 30, 2000 from $4.7 million as of December 31, 1999 primarily to fund the increase in finance contracts receivables.

         Bank Overdraft. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $3.9 million as of September 30, 2000, a $2.4 million increase from $1.5 million as of December 31, 1999. This increase is due to increased business activity driven by the increase in revenues.

         Due to Third Party Insurers. This represents amounts owed insurance companies for which the Company acts as managing general agent and processes claims. This arrangement became effective in 2000, and, therefore, there was no such liability as of December 31, 1999.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $1.2 million from $512,000 as of December 31, 1999 to $1.7 million as of September 30, 2000 primarily due to an overall increase in expenses generally.

         Drafts Payable to Insurance Companies. Drafts payable to insurance companies increased from $313,000 as of December 31, 1999 to $925,000 as of September 30, 2000, principally due to new finance contracts receivable.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Gross premiums written. Gross premiums written increased $3.8 million, or 102% to $7.5 million for the three months ended September 30, 2000 as compared to $3.7 million for the comparable period in 1999. This increase is attributable to an increase in pricing by major competitors in the Company's market. The Company's pricing during the quarter was unchanged from a year ago. Consequently, the Company is more price competitive and was able to write more policies.

         Net premiums earned. Net premiums earned increased 85.3% to $6.3 million for the three-month period ended September 30, 2000 from $3.4 million for the same period in 1999. The increase is related to the increase in gross premiums written discussed above for three months and below for nine months.

         Commission income. Commission income decreased 52.6% to $556,000 for the three-month period ended September 30, 2000 from $1.2 million for the same period in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The decrease is attributable to a higher percentage of commissions from Federated National and Assurance MGA, which are eliminated in consolidation.

         Managing general agent fees. Managing general agent fees increased from $217,000 for the three-month period ended September 30, 1999 to $2.8 million for the same period in 2000. This increase is because Assurance MGA began writing policies for two third-party insurance companies in the past year. Prior to July 1999, substantially all policies were written for Federated National Insurance Company for which Assurance MGA retained $25 per policy.

         Finance revenues. Finance revenues increased 59.0% to $1.5 million for the three-month period ended September 30, 2000 from $958,000 for the same period in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium.

         Net realized investment gains (losses). The Company experienced realized gains of $613,000 for the three-month period ended September 30, 2000 compared to $87,000 for the same period in 1999, as the Company was able to take advantage of favorable developments in the equity market. There can be no assurances as to whether the Company will record gains or losses in the future.

         Other income. Other income increased 137% to $504,000 for the three-month period ended September 30, 2000 from $213,000 for the same period in 1999. This increase is primarily attributable to adjustment fee income of $287,000 for the three-month period ended September 30, 2000 compared to no outside adjustment fee income in 1999.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended September 30, 2000 was 68.5% compared with 57.5% for the same period in 1999. Losses and LAE incurred increased 108% to $4.3 million for the three-month period ended September 30, 2000 from $2.1 million for the same period in 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

         Operating and underwriting expenses. Operating and underwriting expenses increased 62.0% to $2.8 million for the three-month period ended September 30, 2000 from $1.7 million for the same period in 1999. The increase is related to the increase in revenues and is expected to continue in the near future.

         Federated National's expense and combined ratios were 37.1% and 105.6%, respectively, for the three-month period ended September 30, 2000 compared with 38.2% and 95.7% in the same period for 1999. The increases in the combined ratio is primarily due to loss ratio discussed above.

         Salaries and wages. Salaries and wages increased 34.5% to $2.5 million for the three months ended September 30, 2000 from $1.9 million for the same period in 1999. The increase is related to the increase in the volume of business during the quarter.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

          Policy acquisition costs. Policy acquisition costs increased from a $123,000 for the three-month period ended September 30, 1999 to $2.0 million for the same period in 2000. Policy acquisition costs consists of commission expense paid to third-party agencies less commissions earned on reinsurance ceded. The increase is due to policy acquisition costs paid by Assurance Managing General Agents for third party insurers' policies of $1.6 million in 2000 and zero in 1999 and is also related to the increase in premiums earned.

         Income tax expense. The Company's estimated effective income tax rate was 35.9 % for the three months ended September 30, 2000 compared to 30.2% for the same period in 1999. The increase in this rate is because tax-free investment revenue is a smaller portion of pretax income in 2000 than in 1999.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Gross premiums written. Gross premiums written increased $10.1 million, or 65.0% to $25.6 million for the nine months ended September 30, 2000 as compared to $15.5 million for the same period in 1999. This increase is attributable to an increase in pricing by the Company's major competitors, as well as a 10% rate reduction by the Company, all effective December 1, 1999. Prior to December 1999, these two competitors' pricing was below the Company's pricing. After the price changes, the Company became more competitive with respect to pricing, resulting in a substantial increase in written premiums. The Company reversed its 10% rate reduction effective June 1, 2000 to slow the growth in premiums written.

         Gross premiums ceded. Gross premiums ceded declined $2.9 million to $2.0 million for the nine-month period ended September 30, 2000 from $4.9 million for the same period in 1999. The decrease in gross premiums ceded is due to the reduction in quota-share reinsurance on automobile policies from 30% in 1999 to 15% in 2000 and on mobile home policies from 40% in 1999 to zero in 2000. Instead of quota-share reinsurance, the Company now carries catastrophe reinsurance on mobile and homeowners.

         Net premiums earned. Net premiums earned increased 58.9% to $16.5 million for the nine-month period ended September 30, 2000 from $10.4 million for the same period in 1999. The increase in net premiums written discussed above was partially offset by the increase in the deferral of premiums over the life of the policies.

         Commission income. Commission income decreased 29.1% to $2.3 million for the nine-month period ended September 30, 2000 from $3.2 million for the same period in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The decrease is attributable to a higher percentage of commissions from Federated National and Assurance MGA, which are eliminated in consolidation.

         Managing general agent fees. Managing general agent fees increased from $724,000 for the nine-month period ended September 30, 1999 to $5.4 million for the same period in 2000. This increase is because Assurance MGA began writing policies for two third-party insurance companies in the past year. Prior to July 1999, substantially all policies were written for Federated National for which Assurance MGA retained $25 per policy.

         Finance revenues. Finance revenues increased 63.0% to $4.2 million for the nine-month period ended September 30, 2000 from approximately $2.6 million for the same period in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium, as well as income generated from pay advances, which began operations in the third quarter 1999.

         Other income. Other income increased $1.0 million to $1.7 million for the nine-month period ended September 30, 2000 from $733,000 for the same period in 1999. This increase is primarily attributable to increased tax preparation fees of $790,000 and adjusting fee income of $358,000 for the nine-month period ended September 30, 2000 compared to $216,000 and zero, respectively, in 1999.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

          Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the nine-month period ended September 30, 2000 was 70.8% compared with 57.5 % for the same period in 1999. Losses and LAE incurred increased $5.7million to $11.7 million for the nine-month period ended September 30, 2000 from $6.0 million for the same period in 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company believes the increase in its loss ratio is a function of a 10% price reduction on policies written from December 1, 1999 to May 31, 2000 coupled with increased claims on policies issued during that period.

         Operating and underwriting expenses. Operating and underwriting expenses increased $2.8 million to $7.7 million for the nine-month period ended September 30, 2000 from $4.9 million for the same period in 1999. The increase is due to the 70.0% increase in revenues and is expected to continue in the near future.

         Federated National's expense and combined ratios were 46.7% and 117.5%, respectively, for the nine-month period ended September 30, 2000 compared with 36.2% and 93.7% in the same period for 1999. The increases in these ratios are primarily due to a 10% price reduction on policies written from December 1, 1999 to May 31, 2000.

         Included in operating and underwriting expenses are the provision for credit losses and the provision for uncollectible premiums receivables. The provision for credit losses increased to $1,174,000 for the nine months ended September 30, 2000 from $334,000 for the same period in 1999. The provision for uncollectible premiums receivable increased to $175,000 for the nine months ended September 30, 2000 from zero in 1999. Both of these increases are due to volume growth in the related receivables.

         Salaries and wages. Salaries and wages increased 30.7% to $7.0 million for the nine months ended September 30, 2000 from $5.3 million for the same period in 1999. The increase is related to the increase in the volume of business during the period.

          Policy acquisition costs. Policy acquisition costs increased from a credit of $83,000 for the nine-month period ended September 30, 1999 to a debit of $2.9 million for the same period in 2000. Policy acquisition costs consists of commission expense paid to third-party agencies less commissions earned on reinsurance ceded. The increase is due to policy acquisition costs paid by Assurance Managing General Agents for third party insurers' policies of $1.8 million in 2000 and zero in 1999 and is also related to the increase in premiums earned.

         Income tax expense. The Company's estimated effective income tax rate was 34.2 % for the nine months ended September 30, 2000 compared to 33.5% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Credit Facility. Because the Company is a holding company, it is largely dependent upon dividends from its subsidiaries for cash flow.

         Federated Premium is party to the Revolving Agreement, which is used to fund its operations. Under the Revolving Agreement, Federated Premium can borrow up to the maximum credit commitment of $9.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement varies based on the average outstanding balance from the previous month, between prime and .75% above prime. The Revolving Agreement contains various operating and financial covenants and is collateralized by a first lien on and assignment of all of the Company's finance contracts receivable. The Revolving Agreement expires on September 30, 2001. Outstanding borrowings under the Credit Facility as of September 30, 2000 and December 31, 1999 were approximately $6.9 million and $4.7 million, respectively. At September 30, 2000 and December 31, 1999, the Company was in compliance with all covenants under the Revolving Agreement. The Company currently anticipates that the Revolving Agreement will be increased and extended prior to its expiration date. However, there can be no assurances that the Company will be able to increase or extend this agreement.

         For the nine months ended September 30, 2000, operations generated operating cash flow of $13.5 million, which was primarily attributable to the increase in unearned premiums and amounts due third party insurers. Operating cash flow is expected to be positive in both the short-term and the reasonably foreseeable future due to a recent increase in insurance policies written. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash deficit from investing activities was $16.8 million for the nine months ended September 30, 2000. The Company expects a continued cash flow deficit from investing activities as the Company intends to invest cash from operations and financing activities. Cash flow provided by financing activities was $4.1 million for the nine months ended September 30, 2000, which was derived primarily from borrowings under the Revolving Agreement and from an increase in bank overdrafts. The Company believes that its current capital resources, together with cash flow from its operations and financing activities will be sufficient to meet its anticipated working capital requirements through at least 2000. There can be no assurances, however, that such will be the case.

         On September 27, 2000, the Company announced a dividend on the Company's common stock of $.02 per share, payable on December 1, 2000 to shareholders of record as of November 8, 2000. This dividend, of approximately $67,000, was accrued as of September 30, 2000. The Company currently intends to pay a dividend of $.02 per share on a quarterly basis, subject to compliance with applicable capital requirements and the Company's working capital needs.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10% of its liabilities or the 1999 statutory minimum capital and surplus requirement of $2.5 million as defined in the Florida Insurance Code. The Company is in compliance with these requirements. The Company is also required to adhere to prescribed premium-to-capital surplus ratios on an annual basis. The Company believes it will be in compliance with this requirement, but there can be no assurance that this will be the case.

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2000 by the Company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of December 31 of the preceding year. No dividends were paid during 1999 or through September 30, 2000.

         The Company is required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of September 30, 2000, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $7.1 million as of September 30, 2000. Statutory net loss was $867,000 for the nine months ended September 30, 2000.

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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5,1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    Financial Data Schedule: Ex. 27

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               21ST CENTURY HOLDING COMPANY

DATE: November 10, 2000                        By: /s/ Samuel A. Milne
                                               -----------------------
                                               Title: Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

   27                   Financial Data Schedule