Form 10-Q
period 2001-03-31
21ST CENTURY HOLDING CO
filed 2001-05-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          FL                                                 65-0248866
-------------------------------                          -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes [x]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value - 3,165,201 shares outstanding as of May 10, 2001.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                             PAGE
                                                                          ----

ITEM 1:

Consolidated Balance Sheets
     as of  March 31, 2001 (Unaudited)
     and December 31, 2000 (Audited).....................................  3

Consolidated Statements of Operations
     for the three months ended March 31, 2001 (Unaudited)
     and 2000 (Unaudited)................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2001 (Unaudited)
     and 2000 (Unaudited)................................................  5

Notes to Consolidated Financial Statements...............................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations....................  9

PART II: OTHER INFORMATION

Other Information........................................................ 13

Signature................................................................ 14

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31, 2001       DECEMBER 31, 2000
                                                                                           (UNAUDITED)
                                            ASSETS
Investments
     Fixed maturities, available for sale at fair value                                    $ 12,878,580           $ 15,691,147
     Equity securities, at fair value                                                         1,751,947              2,889,627
     Mortgage loans                                                                             488,274                385,024
                                                                                           ------------           ------------

                 Total investments                                                           15,118,801             18,965,798

Cash and cash equivalents                                                                     7,111,557              2,627,041
Finance contracts, consumer loans and pay advances receivable, net of allowances for
       credit losses of $719,935 and $832,231, respectively                                  13,695,879             13,792,791
Prepaid reinsurance premiums                                                                  5,094,813              3,076,017
Premiums receivable, net of allowance of $199,866 and $325,000, respectively                    244,835                246,787
Due from reinsurers, net                                                                      3,142,730              2,797,648
Deferred acquisition costs, net                                                                 612,750              1,192,260
Deferred income taxes                                                                         3,414,845              2,915,894
Property, Plant and Equipment net                                                             5,368,708              5,381,780
Other assets                                                                                    748,325              1,275,701
Goodwill                                                                                      2,630,341              2,795,750
                                                                                           ------------           ------------

                  TOTAL ASSETS                                                             $ 57,183,584           $ 55,067,467
                                                                                           ============           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                 $ 10,318,550           $  9,765,848
Unearned premiums                                                                            12,938,930             13,038,417
Revolving credit outstanding                                                                  8,342,984              8,091,034
Bank overdraft                                                                                2,403,207              3,212,962
Unearned commissions                                                                          2,708,905              2,505,690
Due to third party insurers                                                                   2,618,417                368,399
Accounts payable and accrued expenses                                                         1,612,440              1,960,187
Premium deposits                                                                                895,939                382,058
Drafts payable to insurance companies                                                           796,293                786,875
                                                                                           ------------           ------------

                 TOTAL LIABILITIES                                                           42,635,665             40,111,470
                                                                                           ------------           ------------


Commitments and contingencies                                                                        --                     --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 3,172,739
         and 3,330,367, respectively                                                             34,107                 34,107
    Additional paid in capital                                                               12,820,816             12,894,630
    Accumulated other comprehensive income                                                   (1,765,839)            (1,300,404)
    Retained earnings                                                                         4,075,085              3,642,066
    Treasury stock, 237,928 and 80,300 shares, respectively, at cost                           (616,250)              (314,402)
                                                                                           ------------           ------------
                 TOTAL SHAREHOLDERS' EQUITY                                                  14,547,919             14,955,997
                                                                                           ------------           ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 57,183,584           $ 55,067,467
                                                                                           ============           ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              2001                    2000
Revenues:
   Gross premiums written                                                 $ 7,604,315             $ 8,954,703
   Gross premiums ceded                                                    (3,108,912)                247,184
                                                                          -----------             -----------

             Net premiums written                                           4,495,403               9,201,887
Increase (decrease) in unearned premiums, net
   of prepaid reinsurance premiums                                            188,321              (4,898,487)
                                                                          -----------             -----------

             Net premiums earned                                            4,683,724               4,303,400
Commission income                                                             888,038               1,254,184
Finance revenue                                                             1,402,871               1,209,581
MGA fees                                                                    1,289,532                 725,836
Net investment income                                                         236,552                 220,160
Net realized investment gains (losses)                                        (74,033)                462,173
Other income                                                                1,121,466                 854,797
                                                                          -----------             -----------

             Total revenue                                                  9,548,150               9,030,131
                                                                          -----------             -----------

Expenses:
   Losses and loss adjustment expenses                                      3,331,245               2,998,076
   Operating and underwriting expenses                                      2,747,672               2,328,091
   Salaries and wages                                                       2,479,484               2,277,979
   Amortization of deferred acquisition costs                                  79,660                 449,432
   Amortization of goodwill                                                   144,000                 155,301
                                                                          -----------             -----------

             Total expenses                                                 8,782,061               8,208,879
                                                                          -----------             -----------

             Income before provision for income
               tax expense                                                    766,089                 821,252
Provision for income tax expense                                              267,343                 280,023
                                                                          -----------             -----------

             Net income                                                   $   498,746             $   541,229
                                                                          ===========             ===========



             Net income per share and net income per share-
             assuming dilution                                            $      0.15             $      0.16
                                                                          ===========             ===========



 Weighted average number of common shares outstanding and
 Weighted average number of common shares outstanding                       3,303,324               3,385,222
   (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                             2001                2000
Cash flow from operating activities:
Net income                                                                               $    498,746        $    541,229
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Amortization (accretion) of investment premiums (discounts)                              (1,809)              2,486
      Depreciation and amortization                                                            83,775              49,264
      Amortization of goodwill                                                                144,000             155,301
      Deferred income tax expense                                                            (218,136)            (98,285)
      Net realized investment (gains) losses                                                   74,033            (462,173)
      Amortization of deferred acquisition costs, net                                          79,660             449,432
      Provision for credit losses                                                             402,367             350,696
      Gain on sale of agency                                                                  (16,075)                 --
      Changes in operating assets and liabilities:
         Premiums receivable                                                                  127,220            (205,755)
         Prepaid reinsurance premiums                                                      (2,018,796)            963,760
         Due from reinsurers                                                                 (345,082)            997,631
         Deferred acquisition costs, net                                                      499,850          (1,275,118)
         Other assets                                                                         523,376            (125,786)
         Unpaid loss and loss adjustment expenses                                             552,702             462,821
         Unearned premiums                                                                    (99,487)          3,547,762
         Unearned commissions                                                                 203,215              22,100
         Accounts payable and accrued expenses                                               (192,580)            931,083
         Due to third party insurers                                                        2,250,018           1,369,757
         Premium deposits                                                                     513,881              89,790
         Drafts payable to insurance companies                                                  9,418           1,339,218
                                                                                         ------------        ------------

              Net cash flow provided by operating activities                                3,070,296           9,105,213
                                                                                         ------------        ------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale                       11,051,126          14,852,897
      Purchases of investment securities available for sale                                (7,919,353)        (19,109,649)
      Finance contracts receivables, consumer loans and pay advances receivable              (430,723)         (1,930,790)
      Collection of mortgage loans                                                              3,559               1,061
      Purchases of property and equipment                                                     (70,703)            (48,706)
      Mortgage Loans                                                                         (106,809)                 --
                                                                                         ------------        ------------

              Net cash flow provided by (used in) investing activities                      2,527,097          (6,235,187)
                                                                                         ------------        ------------

Cash flows from financing activities
      Increase (decrease) in bank overdraft                                                  (809,755)            704,793
      Repayment of notes payable                                                                   --            (126,480)
      Dividends paid                                                                          (65,794)                 --
      Purchases of treasury stock                                                            (489,278)                 --
      Increase in revolving credit outstanding                                                251,950             535,790
                                                                                         ------------        ------------

              Net cash flow provided by financing activities                               (1,112,877)          1,114,103
                                                                                         ------------        ------------

              Net increase in cash & cash equivalents                                       4,484,516           3,984,129

Cash & cash equivalents at beginning of year                                                2,627,041             923,175
                                                                                         ------------        ------------

Cash & cash equivalents at end of period                                                 $  7,111,557        $  4,907,304
                                                                                         ============        ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest                                                                         $    168,091        $    107,124
                                                                                         ============        ============
        Income taxes                                                                     $         --        $    120,000
                                                                                         ============        ============
    Non-cash investing and financing activities
       Dividends accrued                                                                 $     65,727        $         --
                                                                                         ============        ============
       Stock received for sale of agency                                                 $     41,484        $         --
                                                                                         ============        ============
       Stock issued for employees' bonus                                                 $    155,100        $    100,000
                                                                                         ============        ============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The December 31, 2000 year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and pay advances through Fed First Corp ("Fed First"). The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name.

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 29 Company-owned agencies, 10 FedUSA franchised agencies, and approximately 500 active independent agents. The Company intends to sell approximately 25 of its Company-owned agencies to individual employees/managers and convert them to franchised operations. As of April 30, 2001, six such agencies had been converted to franchised operations. The Company intends to focus its future expansion efforts on franchised agencies.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 2001, the FASB expects to finalize its exposure draft, Business, Combinations and Intangible Assets - Accounting for Goodwill, which will become effective almost immediately. The key elements of the exposure draft are (1) the elimination of the pooling-of-interest method for business combinations, (2) the elimination of amortization of goodwill for both new and previous acquisitions, (3) intangible assets must be recognized separately from goodwill, (4) the impairment of goodwill must be tested whenever events or circumstances warrant, and (5) pro forma disclosures for all past periods presented to reflect the amount of amortization which would have been reversed had the standard been applied retroactively. Upon adoption of this proposed standard, the Company will cease to amortize goodwill and the remaining unamortized balance will be periodically tested for impairment.

         (B) ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITY

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value are recognized in earnings, to the extent the derivatives are not effective as hedges. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

         (C) CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

         Effective January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles guidance (the "Codification") issued by the National Association of Insurance Commissioners ("NAIC"). The Codification provides guidance for areas where statutory accounting has been silent and changes current accounting in some areas. The adoption of the Codification did not have a material effect on the Company's results of operations or financial position.

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

         (E) RECLASSIFICATIONS

         Certain amounts in 2000 financial statements have been reclassified to conform with 2001 presentation.

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium") is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement expires September 30, 2001 and allows for a maximum credit commitment of $9.8 million, including $800,000 of overline availability for collateral not delivered. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from .75% to prime only based on the prior month's average outstanding balance. Interest on the overline availability is at the default rate of 17.5%. The Revolving Agreement contains various operating and financial covenants, which the Company was in compliance with at March 31, 2001.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit and is awaiting a decision from the district court.

(5) COMPREHENSIVE INCOME (DEFICIT)

         For the three months ended March 31, 2001 and 2000, comprehensive income consisted of the following:

                                                      2001            2000
                                                      ----            ----
Net income                                         $ 498,746        $541,229
Change in net unrealized losses on investments
          held for sale, net of income taxes        (465,435)         (1,131)
                                                    --------        --------
Comprehensive income                               $  33,311        $540,098
                                                     =======        ========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting, marketing and distribution through Federated Agency Group and franchise operations through FedUSA. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance, consumer loans through RPA Financial Corporation, and pay advances through FedFirst Corporation. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds, consumer loans and pay advances, and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century Holding Company and income tax return preparation.

         Information regarding components of operations for the three-month period ending March 31, 2001 and 2000 follows:

                                                       2001             2000
                                                       ----             ----
Total Revenue
         Insurance Segment                         $  8,566,104    $  7,324,648
         Financing Segment                            1,380,750       1,209,581
         All Other                                      869,105         816,998
                                                   ------------    ------------

               Total Operating Segments              10,815,959       9,351,227
         Intercompany Eliminations                   (1,267,809)       (321,096)
                                                   ------------    ------------
               Total Revenues                      $  9,548,150    $  9,030,131
                                                   ============    ============


Earnings Before Income Taxes
         Insurance Segment                         $   (289,545)   $    (28,517)
         Financing Segment                              280,884         326,431
         All Other                                      774,750         523,338
                                                   ------------    ------------

               Total Earnings before Income Taxes  $    766,089    $    821,252
                                                   ============    ============

         Information regarding total assets as of March 31, 2001 and December 31,2000 follows:

                                                       2001             2000
                                                       ----             ----
Total Assets
         Insurance Segment                       $ 36,438,361      $ 35,503,710
         Finance Segment                           14,499,456        14,570,175
         All Other                                  8,074,741         7,072,230
                                                 ------------      ------------

         Total Operating Segments                  59,012,558        57,146,115
         Intercompany Eliminations                 (1,828,974)       (2,078,648)
                                                 ------------      ------------

               Total Assets                      $ 57,183,584      $ 55,067,467
                                                 ============      ============

 (7) PENDING ACQUISITION

         In March 2001, the Company agreed to purchase all of the outstanding stock and all of the outstanding surplus notes of American Vehicle Insurance Company ("American Vehicle") for $500,000 in cash. In addition, the Company has agreed to pay two executives of American Vehicle a finders' fee of $400,000 over a period of three years. The purchase is subject to approval by the Florida Department of Insurance, and the Company anticipates that as part of that approval, the Company will have to contribute approximately $800,000 to American Vehicle to bring its statutory surplus to $2.75 million. For statutory purposes, the surplus notes are considered statutory surplus. The acquisition will be accounted for under the purchase method of accounting and is expected to create negative goodwill.

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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium, and pay advances through Fed First. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name.

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 29 Company-owned agencies, 12 FedUSA franchised agencies, and approximately 500 active independent agents. The Company intends to sell approximately 25 of its Company-owned agencies to individual employees/managers and convert them to franchised operations. As of April 30, 2001, six agencies had been converted to franchises. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable ratings from A. M. Best, a leading rating agency for the insurance industry, and offer more diversified insurance coverage. The Company's competitors include other companies, which market their products through agents, as well as companies, which sell insurance directly to customers.

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although, the Company's pricing is inevitably influenced to some degree by that of its competitors, the Company's management believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies which underwrite personal automobile insurance.

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2001 AS COMPARED TO DECEMBER 31, 2000

         Investments. Investments decreased $3.8 million to $15.1 million as of March 31, 2001 as compared to $18.9 million as of December 31, 2000. This decrease in investments is primarily because the Company had an additional $3.4 million invested in cash equivalents as of March 31, 2001.

         Cash and Cash Equivalents. Cash and cash equivalents were $7.1 million as of March 31, 2001, as compared to $2.6 million as of December 31, 2000. This increase of $4.5 million is due primarily to an additional investment in a short-term money market account of $3.4 million as of March 31, 2001.

         Prepaid Reinsurance Premiums. Prepaid reinsurance premiums increased $2.0 million to $5.1 million as of March 31, 2001 from $3.1 million as of December 31, 2000 because the Company increased its quota-share reinsurance on automobile insurance from 30% of premiums to 50%, effective January 1, 2001.

         Due from Reinsurers. Due from reinsurers increased $345,000 to $3.1 million as of March 31, 2001 from $2.8 million as of December 31, 2000. This increase is the result of the increase of reinsurance discussed above.

         Deferred Acquisition Costs, net. Deferred acquisition costs decreased from $1.2 million as of December 31, 2000 to $613,000 as of March 31, 2001. Included in the December 31, 2000 balance were deferred commissions of $2.1 million offset by unearned ceded commissions of $877,000. As of March 31, 2000, deferred commissions were $2.1 million offset by unearned ceded commissions of $1.5 million. The increase in unearned ceded commissions is related to the increase in reinsurance discussed above.

         Bank Overdraft. Bank Overdraft is the result of the cash management techniques employed by the Company. The overdraft was $2.4 million as of March 31, 2001, a $810,000 decrease from $3.2 million as of December 31, 2000. This decrease is primarily related to the timing of the issuance of refund and claim checks..

         Due to Third Party Insurers. Due to third party insurers increased form $368,000 as of December 31, 2000 to $2.6 million as of March 31, 2001. This increase is primarily related to the amount of third party insurance underwritten by Assurance MGA in March compared to December. Typically, the number of policies underwritten in December is low compared to other months.

         Premium Deposits. Premium deposits increased $514,000 to $896,000 as of March 31, 2001 from $382,000 as of December 31, 2000. This increase is related to the timing of the issuance policy refund checks as well as the amount of polidies in process of being underwritten.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Gross Premiums Written. Gross premiums written decreased $1.4 million, or 15.1% to $7.6 million for the three months ended March 31, 2000 as compared to $9.0 million for the comparable period in 2000. This decrease is attributable to three price increases instituted in the period from June 2000 to March 2001.

         Gross Premiums Ceded. Gross premiums ceded went from a positive $247,000 for the three months ended March 31, 2000, to a negative $3.1 million for the three months ended March 31,2001. In the first quarter of 2000, the Company had 15% quota-share reinsurance as compared to 50% automobile quota-share reinsurance in the first quarter of 2001.

         Increase (Decrease) in Unearned Premiums, net of Prepaid Reinsurance Premiums. The increase (decrease) in unearned premiums, net of prepaid reinsurance premiums was a positive $188,000 for the three months ended March 31, 2001 compared to a negative $4.9 million for the three months ended March 31, 2000. In the first quarter of 2000, premiums written were increasing by approximately 50%, consequently, the change in unearned premiums was increasing. In the first quarter of 2001, premiums written were relatively unchanged, consequently the change in unearned premiums was small.

         Commission Income. Commission income decreased $366,000 to $888,000 for the three-month period ended March 31, 2001 from $1.3 million for the same period in 2000. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers and this decrease is due to agencies writing more Company business and less third party business.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

         Finance Revenue. Finance revenue increased $197,000 to $1.4 million for the three-month period ended March 31, 2001 as compared to $1.2 million for the same period in 2000 due to higher receivable balances.

         MGA Fees. MGA fees increased $564,000 to $1.3 million for the three-month period ended March 31, 2001 from approximately $726,000 for the same period in 2000. The increase is because the Company began underwriting for its largest non-affiliated insurance client in the first quarter of 2000.

         Net Realized Investment Gains. The Company experienced net realized losses of $74,000 for the three-month period ended March 31, 2001 compared to realized gains of $462,000 for the same period in 2000, Realized gains or losses are primarily a function of the equity markets. There can be no assurance that the Company will record gains in the future.

         Other Income. Other income increased $267,000 to $1.1 million for the three-month period ended March 31, 2001 from $855,000 for the same period in 2000. This increase is primarily attributable to an increase in adjusting fees due to the addition in 2000 of two insurance companies.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2001 was 71.1% compared with 69.7% for the same period in 2000. Losses and LAE incurred increased $334,000 to $3.3 million for the three-month period ended March 31, 2001 from $3.0 million for the same period in 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased $420,000 to $2.7 million for the three-month period ended March 31, 2001 from $2.3 million for the same period in 2000. This increase is related primarily to underwriting costs for third party insurers.

         Salaries and Wages. Salaries and wages increased $201,000 to $2.5 million for the three-month period ended March 31, 2001 from $2.3 million for the same period in 2000. This increase is related primarily to underwriting wages for third party insurers.

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased from $449,000 for the three-month period ended March 31, 2000 to $80,000 for the same period in 2001. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded as the Company increased its automobile quota-share reinsurance from 15% in the first quarter of 2000 to 50% in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement allows for a maximum credit commitment of $9.8 million, including $800,000 of overline availability for collateral not delivered and expires September 30, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from .75% to prime only based on the prior month's average outstanding balance. Interest on the overline availability is at the default rate of 17.5%. Outstanding borrowings under the Revolving Agreement as of March 31, 2001 and December 31, 2000 were approximately $8.3 million and $8.1 million, respectively. The Revolving Agreement contains various operating and financial covenants, which the Company was in compliance with at March 31, 2000. The Company believes that the Revolving Agreement will be renewed upon maturity or alternative financing will be obtained. However, there can be no assurances that the Revolving Agreement will be renewed or that the Company will be able to refinance the Credit Facility at reasonable terms.

         For the three months ended March 31, 2001, operations generated operating cash flow of $3.1million, which was primarily attributable to the increase in amounts due third party insurers. Operating cash flow is expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow from investing activities was $2.5 million for the quarter ended March 31, 2001 due primarily to the sale of securities. In the future, the Company expects a cash flow deficit from investing activities as the Company intends to invest cash from operations. Cash deficit from financing activities was $1.1 million for the quarter ended March 31, 2001, which was derived primarily from purchases of treasury stock and a reduction in the bank overdraft. The Company believes that its current capital resources, together with cash flow from its operations will be sufficient to meet its anticipated working capital requirements through at least 2001. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10% of its liabilities or the 2000 statutory minimum capital and surplus requirement of $2.75 million as defined in the Florida Insurance Code. The Company is also required to adhere to prescribed premium-to-capital surplus ratios.

         The maximum amount of dividends, which can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2001, by the Company without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December 31. No dividends were paid during 2001 or 2000.

         The Company is required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2001, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $6.2 million as of March 31, 2001. Statutory net income was $577,000 for the quarter ended March 31, 2001.

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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit and is awaiting a decision from the district court.

ITEM 2

CHANGES IN SECURITIES

         During the quarter ending March 31, 2001, the Company issued 51,700 shares of common stock to four employees representing their bonus in accordance with each of their respective employment contracts. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4 (2) of the Securities of 1933.

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

                                                21ST CENTURY HOLDING COMPANY

DATE: MAY 14, 2001                              By: /s/ Samuel A. Milne
                                                -----------------------

                                                Title: Chief Financial Officer