Form 10-Q
period 2001-06-30
21ST CENTURY HOLDING CO
filed 2001-08-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                    FL                                     65-0248866
      -------------------------------------------------------------------
     (State or Other Jurisdiction of                      (IRS Employer
     Incorporation or Organization)                     Identification No.)


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

         Common Stock, $.01 par value - 3,160,701 shares outstanding as of August 10, 2001.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                            PAGE
                                                                         ----

ITEM 1:

Consolidated Balance Sheets
     as of  June 30, 2001 (Unaudited)
     and December 31, 2000.................................................  3

Consolidated Statements of Operations
     for the three and six months ended June 30, 2001 (Unaudited)
     and 2000 (Unaudited)..................................................  4

Consolidated Cash Flow Statements
     for the six months ended June 30, 2001 (Unaudited)
     and 2000 (Unaudited)..................................................  5

Notes to Consolidated Financial Statements.................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations......................  9

PART II: OTHER INFORMATION

Other Information.......................................................... 15

Signature.................................................................. 17

PART I
ITEM I. FINANCIAL INFORMATION

                                 21ST CENTURY HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30, 2001
                                                                                      (UNAUDITED)      DECEMBER 31, 2000
                                                                                     ------------      -----------------

                                            ASSETS
Investments
     Fixed maturities, available for sale at fair value                              $ 14,469,243         $ 15,691,147
     Equity securities, available for sale at fair value                                1,483,164            2,889,627
     Trading securities, at fair value                                                  1,140,750                   --
     Mortgage loans                                                                       575,910              385,024
                                                                                     ------------         ------------
                  Total investments                                                    17,669,067           18,965,798

Cash and cash equivalents                                                               7,436,030            2,627,041
Finance contracts, consumer loans and pay advances receivable, net of
     allowances for credit losses of $771,588 and $832,231, respectively               14,823,589           13,792,791
Prepaid reinsurance premiums                                                            5,601,835            3,076,017
Premiums receivable, net of allowance of $100,000 and $325,000, respectively            1,286,398              246,787
Due from reinsurers, net                                                                5,291,624            2,797,648
Deferred acquisition costs, net                                                           775,829            1,192,260
Deferred income taxes                                                                   3,583,323            2,915,894
Property and equipment, net                                                             5,263,723            5,381,780
Other assets                                                                            1,027,194            1,275,701
Goodwill                                                                                1,938,981            2,795,750
                                                                                     ------------         ------------

                  TOTAL ASSETS                                                       $ 64,697,593         $ 55,067,467
                                                                                     ============         ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                           $ 12,548,056         $  9,765,848
Unearned premiums                                                                      16,293,847           13,038,417
Revolving credit outstanding                                                            9,357,683            8,091,034
Bank overdraft                                                                          4,781,445            3,212,962
Unearned commissions                                                                    3,191,056            2,505,690
Due to third party insurers                                                             1,391,732              368,399
Accounts payable and accrued expenses                                                   1,049,657            1,960,187
Premium deposits                                                                          640,839              382,058
Drafts payable to insurance companies                                                   1,103,585              786,875
                                                                                     ------------         ------------

                 TOTAL LIABILITIES                                                     50,357,900           40,111,470
                                                                                     ------------         ------------


Commitments and contingencies                                                                  --                   --


Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 3,161,101
         and 3,330,367, respectively                                                       34,107               34,107
    Additional paid in capital                                                         12,820,816           12,894,630
    Accumulated other comprehensive income                                               (386,348)          (1,300,404)
    Retained earnings                                                                   2,517,287            3,642,066
    Treasury stock, 249,566 and 80,300 shares, respectively, at cost                     (646,169)            (314,402)
                                                                                     ------------         ------------
                 TOTAL SHAREHOLDERS' EQUITY                                            14,339,693           14,955,997
                                                                                     ------------         ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 64,697,593         $ 55,067,467
                                                                                     ============         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
Revenues:
   Gross premiums written                                              $ 11,594,744    $  9,206,734    $ 19,199,059    $ 18,161,437
   Gross premiums ceded                                                  (3,707,402)       (911,271)     (6,816,314)       (664,087)
                                                                       ------------    ------------    ------------    ------------
             Net premiums written                                         7,887,342       8,295,463      12,382,745      17,497,350
Increase (decrease) in unearned premiums, net
   of prepaid reinsurance premiums                                       (2,695,973)     (2,397,683)     (2,507,652)     (7,296,170)
                                                                       ------------    ------------    ------------    ------------

             Net premiums earned                                          5,191,369       5,897,780       9,875,093      10,201,180
Commission income                                                           600,744         478,907       1,488,782       1,733,091
Finance revenue                                                           1,401,830       1,490,137       2,804,701       2,699,718
MGA fees                                                                  1,717,626       1,860,253       3,007,158       2,585,891
Net investment income                                                       262,381         315,102         498,933         535,262
Net securities gains (losses)                                            (1,809,009)        (49,326)     (1,883,042)        412,847
Other income                                                                798,089         383,485       1,919,555       1,238,480
                                                                       ------------    ------------    ------------    ------------

             Total revenue                                                8,163,030      10,376,338      17,711,180      19,406,469
                                                                       ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses                                    5,257,370       4,377,200       8,588,615       7,375,276
   Operating and underwriting expenses                                    2,695,672       2,622,701       5,443,344       4,950,792
   Salaries and wages                                                     2,020,679       2,209,364       4,500,163       4,487,343
   Amortization of deferred acquisition costs                               469,779         528,056         549,439         977,488
   Amortization of goodwill                                                 142,494         155,300         286,494         310,601
                                                                       ------------    ------------    ------------    ------------

             Total expenses                                              10,585,994       9,892,621      19,368,055      18,101,500
                                                                       ------------    ------------    ------------    ------------

             Income (loss) before provision (credit) for
               income tax expense                                        (2,422,964)        483,717      (1,656,875)      1,304,969
Provision (credit) for income tax expense                                  (933,293)        148,948        (665,950)        428,971
                                                                       ------------    ------------    ------------    ------------

             Net income (loss)                                         $ (1,489,671)   $    334,769    $   (990,925)   $    875,998
                                                                       ============    ============    ============    ============



             Net income (loss) per share and net income (loss)
             per share-assuming dilution                               $      (0.47)   $       0.10    $      (0.31)   $       0.26
                                                                       ============    ============    ============    ============



 Weighted average number of common shares outstanding and
 weighted average number of common shares outstanding                     3,163,801       3,405,667       3,233,563       3,395,445
   (assuming dilution)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    2001                   2000
                                                                                 ------------          ------------
Cash flow from operating activities:
Net income (loss)                                                                $   (990,925)         $    875,998
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Accretion of investment discounts                                               (13,201)               (6,323)
      Depreciation and amortization                                                   198,380               111,555
      Amortization of goodwill                                                        286,494               310,601
      Deferred income tax benefit (expense)                                           574,165              (500,697)
      Net securities (gains) losses                                                (1,883,042)             (412,847)
      Amortization of deferred acquisition costs, net                                 549,439               977,488
      Provision for credit losses                                                     969,453               707,209
      Provision for uncollectible premiums receivable                                   6,479               125,000
      Net loss on sale of agencies                                                     13,198                    --
      Changes in operating assets and liabilities:
         Premiums receivable                                                       (1,046,090)             (119,311)
         Prepaid reinsurance premiums                                              (2,525,818)              886,539
         Due from reinsurers                                                       (2,493,976)               80,539
         Deferred acquisition costs, net                                             (133,008)           (1,651,312)
         Other assets                                                                 820,782                14,482
         Unpaid loss and loss adjustment expenses                                   2,782,208             2,201,586
         Unearned premiums                                                          3,255,430             7,853,943
         Unearned commissions                                                         685,366               293,568
         Accounts payable and accrued expenses                                       (755,430)              933,610
         Due to third party insurers                                                1,023,333             3,979,444
         Premium deposits                                                             258,781                19,343
         Drafts payable to insurance companies                                        316,710             2,677,532
                                                                                 ------------          ------------

              Net cash flow provided by operating activities                        3,871,736            19,357,947
                                                                                 ------------          ------------

Cash flow from investing activities:
      Proceeds from sale of securities                                             47,730,367            21,792,982
      Purchases of securities                                                     (46,647,053)          (31,332,778)
      Finance contracts, consumer loans and pay advances receivable                (2,000,251)           (5,390,545)
      Collection of mortgage loans                                                      7,192                 2,144
      Purchases of property and equipment                                            (137,005)             (823,899)
      Origination of mortgage loans                                                  (198,078)             (160,000)
                                                                                 ------------          ------------

              Net cash flow used in investing activities                           (1,244,828)          (15,912,096)
                                                                                 ------------          ------------

Cash flows from financing activities
      Increase in bank overdraft                                                    1,568,483             1,369,976
      Repayment of notes payable                                                           --              (312,823)
      Dividends paid                                                                 (133,854)                   --
      Purchases of treasury stock                                                    (519,197)              (67,465)
      Increase in revolving credit outstanding                                      1,266,649             1,179,846

              Net cash flow provided by financing activities                        2,182,081             2,169,534
                                                                                 ------------          ------------

              Net increase in cash & cash equivalents                               4,808,989             5,615,385

Cash & cash equivalents at beginning of year                                        2,627,041               923,175
                                                                                 ------------          ------------

Cash & cash equivalents at end of period                                         $  7,436,030          $  6,538,560
                                                                                 ============          ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Interest                                                                   $    326,197          $    290,015
                                                                                 ============          ============
        Income taxes                                                             $         --          $    500,000
                                                                                 ============          ============
    Non-cash investing and financing activities
       Dividends accrued                                                         $     63,222          $         --
                                                                                 ============          ============
       Stock received for sale of agency                                         $     41,484          $         --
                                                                                 ============          ============
       Stock issued for employees' bonus                                         $    155,100          $    100,000
                                                                                 ============          ============
       Stock issued for settlement of note payable                               $         --          $    104,950
                                                                                 ============          ============
       Notes receivable for sale of agencies, net of unrealized gains            $    572,275          $         --
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

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and pay advances through Fed First Corp. ("Fed First"). The Company, through its wholly owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in Central and South Florida, through a network of 20 agencies owned by its subsidiary, Federated Agency Group, 19 FedUSA franchised agencies, and approximately 400 active independent agents.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142 Goodwill and Intangible Assets, which become effective for fiscal years beginning after December 15, 2001. The key elements of these statements are (1) the elimination of the pooling-of-interest method for business combinations, (2) the elimination of amortization of goodwill for both new and previous acquisitions, (3) intangible assets must be recognized separately from goodwill,
(4) the impairment of goodwill must be tested annually at a reporting unit level, and (5) pro forma disclosures for all past periods presented to reflect the amount of amortization which would have been reversed had the standard been applied retroactively. Upon adoption of this standard, the Company will cease to amortize goodwill and the remaining unamortized balance will be periodically tested for impairment.

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

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its wholly owned subsidiary, Federated Premium is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement allows for a maximum credit commitment of $9.8 million, including $800,000 of overline availability for collateral not delivered. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from
 .75% to prime only based on the prior month's average outstanding balance. Interest on the overline availability is at the default rate of 17.5%. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2001. The Revolving Agreement expires September 30, 2001 and the Company believes it will be renewed or alternative financing will be obtained.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit. On August 6, 2001, the district court granted the Company's motion to dismiss, in part, and allowed the plaintiffs 30 days to file an amended complaint.

         In June 2001, a lawsuit was filed against Federated National by Virtual Insurance Processing Systems, a software vendor, alleging that Federated National breached a software vending contract and misappropriated trade secrets. The case is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and seeks both money damages and injunctive relief. The Company believes that the lawsuit is without merit and intends to vigorously defend such action.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) COMPREHENSIVE INCOME (DEFICIT)

         For the three and six months ended June 30, 2001 and 2000, comprehensive income consisted of the following:

                                                        Three months ended June 30,           Six months ended June 30,
                                                          2001               2000               2001               2000
                                                      -----------        -----------        -----------        -----------
Net income                                            $(1,489,671)       $   334,769        $  (990,925)       $   875,998
Change in net unrealized losses on investments
          held for sale, net of income taxes            1,379,491           (512,475)           914,056           (513,606)
                                                      -----------        -----------        -----------        -----------
Comprehensive income (loss)                           $  (110,180)       $  (177,706)       $   (76,869)       $   362,392
                                                      ===========        ===========        ===========        ===========


(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior, marketing and distribution through Federated Agency Group and franchise operations through FedUSA. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance, consumer loans through RPA Financial Corporation, and pay advances through FedFirst. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds, consumer loans and pay advances, and is marketed through the Company's distribution network of Company-owned agencies (Federated Agency Group) and independent agents.

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

         Information regarding components of operations for the three months and six months ended June 30, 2001 and 2000 follows:

                                                              Three months ended June 30,         Six months ended June 30,
                                                                 2001             2000              2001              2000
                                                            ------------      ------------      ------------      ------------
Total Revenue
         Insurance Segment                                  $  8,298,527      $  8,446,047      $ 16,847,187      $ 15,524,294
         Financing Segment                                     1,389,037         1,460,137         2,769,787         2,669,718
         All Other                                             1,712,262         1,157,242         2,598,811         2,940,240
                                                            ------------      ------------      ------------      ------------

                  Total Operating Segments                    11,399,826        11,063,426        22,215,785        21,134,252
         Intercompany Eliminations                            (3,236,796)         (687,088)       (4,504,605)       (1,727,783)
                                                            ------------      ------------      ------------      ------------
                  Total Revenues                            $  8,163,030      $ 10,376,338      $ 17,711,180      $ 19,406,469
                                                            ============      ============      ============      ============


Earnings Before Income Taxes
         Insurance Segment                                  $ (3,177,072)     $  1,035,658      $ (3,446,859)     $  1,890,442
         Financing Segment                                       458,629           412,392           739,513           769,562
         All Other                                               295,479          (964,333)        1,050,471        (1,355,035)
                                                            ------------      ------------      ------------      ------------
                  Total Earnings before Income Taxes        $ (2,422,964)     $    483,717      $ (1,656,875)     $  1,304,969
                                                            ============      ============      ============      ============

         Information regarding total assets as of June 30, 2001 and December 31, 2000 follows:

                                                                2001               2000
                                                            ------------      ------------
Total Assets
         Insurance Segment                                  $ 44,656,176      $ 35,503,710
         Finance Segment                                      15,609,854        14,570,175
         All Other                                             5,728,778         7,072,230
                                                            ------------      ------------
         Total Operating Segments                             65,994,808        57,146,115
         Intercompany Eliminations                            (1,297,215)       (2,078,648)
                                                            ------------      ------------

                  Total Assets                              $ 64,697,593      $ 55,067,467
                                                            ============      ============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) PENDING ACQUISITION

         In March 2001, the Company agreed to purchase all of the outstanding stock and all of the outstanding surplus notes of American Vehicle Insurance Company ("American Vehicle") for $500,000 in cash. In addition, the Company has agreed to pay two executives of American Vehicle a finders' fee of $400,000 over a period of three years. The purchase is subject to approval by the Florida Department of Insurance, and the Company anticipates that as part of that approval, the Company will have to contribute approximately $1,000,000 to American Vehicle to bring its statutory surplus to $2.75 million. The acquisition will be accounted for under the purchase method of accounting and is expected to create negative goodwill.

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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium, and pay advances through Fed First. The Company, through its wholly owned subsidiary, FedUSA, franchises agencies under the FedUSA name. The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 20 agencies owned by its subsidiary, Federated Agency Group, 19 FedUSA franchised agencies, and approximately 400 active independent agents.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if Federated National's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, Federated National will be required to increase reserves with a corresponding reduction in Federated National's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable ratings from A. M. Best, a leading rating agency for the insurance industry, and offer more diversified insurance coverage. The Company's competitors include other companies that market their products through agents, as well as companies that sell insurance directly to customers.

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

         During the six months ended June 30, 2001, the Company sold, in eleven separate transactions, 13 agencies. The aggregate consideration received by the Company was approximately $1.1 million in notes receivable and 13,828 shares of 21st Century common stock. In accounting for these sales, the Company has recorded a deferred gain of $567,000, which represents the difference in consideration received and the net book value of the assets sold (primarily fixed assets and goodwill). No gain or interest income on the notes will be recognized until the book value is recovered.

ANALYSIS OF FINANCIAL CONDITION
AS OF JUNE 30, 2001 AS COMPARED TO DECEMBER 31, 2000

         Investments. Investments decreased $2.5 million to $16.5million as of June 30, 2001 as compared to $19.0 million as of December 31, 2000. This decrease in investments is primarily because the Company invested $1.1 million in trading securities and an additional $3.5 million in cash equivalents as of June 30, 2001.

         Cash and Cash Equivalents. Cash and cash equivalents were $7.4 million as of June 30, 2001, as compared to $2.6 million as of December 31, 2000. This increase of $4.8 million is due primarily to an additional investment in a short-term money market account of $3.5 million as of June 30, 2001.

         Trading Securities. Beginning April 1, 2001, the Company began classifying certain equity security purchases as trading securities. As of June 30, 2001, the Company had $1.1 million of trading securities as compared to none at December 31, 2000.

         Finance Contracts, Consumer Loans and Pay Advances Receivable. Finance contracts, consumer loans and pay advances receivable increased $1.0 million from $13.8 million as of December 31, 2000 to $14.8 million as of June 30,2001 primarily because, in 2001, the Company began requiring agencies to place financing with the Company on all policies underwritten by the Company.

         Prepaid Reinsurance Premiums. Prepaid reinsurance premiums increased $2.5 million to $5.6 million as of June 30, 2001 from $3.1 million as of December 31, 2000 because the Company increased its quota-share reinsurance on automobile insurance from 30% of premiums to 50%, effective January 1, 2001.

         Premiums Receivable. Premiums receivable were $1.3 million as of June 30, 2001, an increase of $1.0 million as compared to $247,000 outstanding as of December 31, 2000. This increase is the result of added emphasis placed on direct bill premium financing by Federated National.

         Due from Reinsurers. Due from reinsurers increased $2.5 million to $5.3 million as of June 30, 2001 from $2.8 million as of December 31, 2000. This increase is the result of the increase of reinsurance discussed above.

         Deferred Acquisition Costs, net. Deferred acquisition costs decreased from $1.2 million as of December 31, 2000 to $776,000 as of June 30, 2001. Included in the December 31, 2000 balance were deferred commissions of $2.1 million offset by unearned ceded commissions of $877,000. As of June 30, 2000, deferred commissions were $2.5 million offset by unearned ceded commissions of $1.7 million. The increase in unearned ceded commissions is related to the increase in reinsurance discussed above.

         Unpaid Losses and Loss Adjustment Expenses. Unpaid loss and loss adjustment expenses increased $2.7 million, from $9.8 million at December 31, 2000 to $12.5 million as of June 30, 2001. This increase is primarily due to an increase in losses the Company has recorded recently.

         Revolving Credit Outstanding. The amount borrowed under the Revolving Agreement increased $1.3 million to $9.4 million outstanding as of June 30, 2001 from $8.1 million as of December 31, 2000. This increase is related to the increase in finance contracts receivable discussed above.

         Bank Overdraft. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $4.7 million as of June 30, 2001, a $1.5 million increase from $3.2 million as of December 31, 2000. This increase is primarily related to the timing of the issuance of refund and claim checks.

         Due to Third Party Insurers. Due to third party insurers increased from $368,000 as of December 31, 2000 to $1.4 million as of June 30, 2001. This increase is primarily related to the amount of third party insurance underwritten by Assurance MGA in June compared to December. Typically, the number of policies underwritten in December is low compared to other months.

         Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses declined $910,000 from $2.0 million as of December 31, 2000 to $1.1 million as of June 30, 2000 due primarily to payment of year-end accruals in 2001.

         Premium Deposits. Premium deposits increased $259,000 to $641,000 as of June 30, 2001 from $382,000 as of December 31, 2000. This increase is related to the timing of the issuance of policy refund checks as well as the amount of policies in process of being underwritten.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Gross Premiums Written. Gross premiums written increased $2.4 million, or 25.9% to $11.6 million for the three months ended June 30, 2001 as compared to $9.2 million for the comparable period in 2000. $825,000 of the increase was attributable to automobile insurance and $1.6 million was attributable to homeowners insurance. In the year 2000, the Company expanded its homeowner line from only mobile homes to single-family homes as well.

         Gross Premiums Ceded. Gross premiums ceded increased from $911,000 for the three months ended June 30, 2000, to $3.7 million for the three months ended June 30, 2001. In 2000, the Company had 15% automobile quota-share reinsurance as compared to 50% automobile quota-share reinsurance in the first quarter of 2001.

         MGA Fees. MGA fees decreased $142,000 to $1.7 million for the three-month period ended June 30, 2001 from approximately $1.9 million for the same period in 2000. The decrease is because in 2001, the Company ceased underwriting for one nonaffiliated insurance Company.

         Net Securities Gains (Losses). The Company experienced net losses of $1.8 million for the three-month period ended June 30, 2001 compared to $49,000 for the same period in 2000. Realized gains or losses are primarily a function of the equity markets, and therefore it is not possible to predict whether the Company will record gains or losses in the future.

         Other Income. Other income increased $415,000 to $798,000 for the three-month period ended June 30, 2001 from $383,000 for the same period in 2000. This increase is primarily attributable to an increase in adjusting fees due to the addition in 2000 of two nonaffiliated insurance companies as claim adjusting customers.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended June 30, 2001 was 101% compared with 74% for the same period in 2000. Losses and LAE incurred increased $880,000 to $5.3 million for the three-month period ended June 30, 2001 from $4.4 million for the same period in 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. In the second quarter of 2001, the Company experienced a significant increase in lawsuits relating to automobile claims. Management believes this increase in lawsuits is in anticipation of the effective date of recent legislation passed by the Florida legislature. This legislation, which becomes effective October 1, 2001, includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Gross Premiums Written. Gross premiums written increased $1.0 million, or 5.7% to $19.2 million for the six months ended June 30, 2001 as compared to $18.2 million for the comparable period in 2000. Homeowners insurance, which was expanded in 2000 as discussed above, increased $1.8 million and automobile insurance decreased $771,000 due to three rate increases since January 1, 2000.

         Gross Premiums Ceded. Gross premiums ceded increased from $664,000 for the six months ended June 30, 2000, to $6.8 million for the six months ended June 30, 2001. In the second quarter of 2000, the Company had 15% automobile quota-share reinsurance as compared to 50% automobile quota-share reinsurance in the second quarter of 2001.

         Increase (Decrease) in Unearned Premiums, net of Prepaid Reinsurance Premiums. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $2.5 million for the six months ended June 30, 2001 compared to $7.3 million for the six months ended June 30, 2000. This decrease is due primarily to the change in quota-share reinsurance discussed above.

         Commission Income. Commission income decreased $244,000 to $1.5 million for the six-month period ended June 30, 2001 from $1.7 million for the same period in 2000. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers. This decrease is due to agencies writing more Company business and less third party business.

         MGA Fees. MGA fees increased $421,000 to $3.0 million for the six-month period ended June 30, 2001 from $2.6 million for the same period in 2000. The increase is because the Company began underwriting for its largest non-affiliated insurance client in the first half of 2000.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

         Net Securities Gains (Losses). The Company experienced net losses of $1.9 million for the six-month period ended June 30, 2001 compared to net gains of $413,000 for the same period in 2000. Realized gains or losses are primarily a function of the equity markets and therefore it is not possible to predict whether the Company will record gains or losses in the future.

         Other Income. Other income increased $681,000 to $1.9 million for the six-month period ended June 30, 2001 from $1.2 million for the same period in 2000. This increase is primarily attributable to an increase in adjusting fees due to the addition in 2000 of two nonaffiliated insurance companies as claims adjusting customers.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the six-month period ended June 30, 2001 was 87% compared with 72% for the same period in 2000. Losses and LAE incurred increased $1.2 million to $8.6 million for the six-month period ended June 30, 2001 from $7.4 million for the same period in 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. In the second quarter of 2001, the Company experienced a significant increase in lawsuits relating to automobile claims. Management believes this increase in lawsuits is in anticipation of the effective date of recent legislation passed by the Florida legislature. This legislation, which becomes effective October 1, 2001, includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased $493,000 to $5.4 million for the six-month period ended June 30, 2001 from $4.9 million for the same period in 2000. This increase is related primarily to underwriting costs for third party insurers.

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased to $549,000 for the six-month period ended June 30, 2001 from $977,000 for the same period in 2000. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded, as the Company increased its automobile quota-share reinsurance from 15% in the first half of 2000 to 50% in the first half of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement allows for a maximum credit commitment of $9.8 million, including $800,000 of overline availability for collateral not delivered and expires September 30, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from .75% to prime only based on the prior month's average outstanding balance. Interest on the overline availability is at the default rate of 17.5%. Outstanding borrowings under the Revolving Agreement as of June 30, 2001 and December 31, 2000 were approximately $9.4 million and $8.1 million, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2001. The Company believes that the Revolving Agreement will be renewed upon maturity or alternative financing will be obtained. However, there can be no assurances that the Revolving Agreement will be renewed or that the Company will be able to refinance the Revolving Agreement at reasonable terms.

         For the six months ended June 30, 2001, operations generated operating cash flow of $3.9 million. Operating cash flow is expected to be negative in the short-term as the Company raised prices on automobile insurance effective July 1, 2001, which has slowed the volume of premiums written. In the long-term, the price increase should generate cash when related automobile insurance expenditures slow. The short-term short fall in cash flow is expected to be funded by the Company's trading and investment portfolios, which is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in investing activities was $1.2 million for the six months ended June 30, 2001 due primarily to the purchase of securities. Cash flow from financing activities was $2.2 million for the six months ended June 30, 2001, which was derived primarily from increases in the Revolving Agreement and the bank overdraft. The Company believes that its current capital resources will be sufficient to meet its anticipated working capital requirements through at least 2001. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National maintain capital surplus equal to the greater of 10% of its liabilities or the 2000 statutory minimum capital and surplus requirement of $2.75 million as defined in the Florida Insurance Code. Federated National is also required to adhere to prescribed premium-to-capital surplus ratios.

         Federated National is required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating condition. As of June 30, 2001, based on calculations using the appropriate NAIC formula, Federated National's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $5.5 million as of June 30, 2001. Statutory net loss was $401,000 for the six months ended June 30, 2001.

         The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2001, by Federated National without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December 31. Federated National paid no dividends during 2001 or 2000.


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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. On November 1, 2000, the Company filed a motion to dismiss this lawsuit. On August 6, 2001, the district court granted the Company's motion to dismiss, in part, and allowed the plaintiffs 30 days to file an amended complaint.

         In June 2001, a lawsuit was filed against Federated National by Virtual Insurance Processing Systems, a software vendor, alleging that Federated National breached a software vending contract and misappropriated trade secrets. The case is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida and seeks both money damages and injunctive relief. The Company believes that the lawsuit is without merit and intends to vigorously defend such action.

ITEM 2

CHANGES IN SECURITIES

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 5, 2001, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following matters were voted upon:

         (i)       Election of Directors

                  The following table sets forth the name of each nominee and the voting with respect to each nominee for director who will hold office until the annual meeting of shareholders to be held in 2004:
                                                                       Withhold
                                                                       --------
                  Name                             For                Authority
                  ----                             ---                ---------

                  Edward J. Lawson              2,844,740               9,600
                  Michele V. Lawson             2,844,635               9,705

         (ii)     Adoption of the Franchise Stock Option Plan

         Adoption of a Franchise Stock Option Plan in which 659,000 shares of the Company's common stock, $.01 par value per share, would be issuable to specified individuals purchasing company owned agencies, which are then to be converted to franchised agencies.

         With respect to the foregoing matter, 1,639,665 shares were voted in favor, 80,500 shares were voted against and 1,100 shares abstained. There were no broker non-votes.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         On May 8, 2001, the Company filed a Report on Form 8-K to reflect changes to the beneficial ownership of the common stock, par value, $0.01 to reflect recent sales by certain former 10% beneficial stockholders. These sales effectively increased the number of shares in the "public float" and thereby increased the "market value of public float" as defined by the Nasdaq National Market. In order for the Company to maintain its listing on the Nasdaq National Market, the Company is required to maintain a "market value of public float" of $5.0 million or more.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                21ST CENTURY HOLDING COMPANY

DATE: August 10, 2001                           By: /s/ Samuel A. Milne
                                                -----------------------

                                                Title: Chief Financial Officer