Form 10-Q
period 2001-09-30
21ST CENTURY HOLDING CO
filed 2001-11-13
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 FL                                        65-0248866
   --------------------------------                    -----------------
   (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                     Identification No.)


                   4161 N.W. 5th Street, Plantation, FL 33317
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954-581-9993
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             Yes [ x ]  No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock, $.01 par value - 3,039,201 shares outstanding as of November 9, 2001.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                              PAGE
                                                                           ----

ITEM 1:

Consolidated Balance Sheets
     as of  September 30, 2001 (Unaudited)
     and December 31, 2000.................................................  3

Consolidated Statements of Operations
     for the three and nine months ended September 30, 2001 (Unaudited)
     and 2000 (Unaudited)..................................................  4

Consolidated Cash Flow Statements
     for the nine months ended September 30, 2001 (Unaudited)
     and 2000 (Unaudited)..................................................  5

Notes to Consolidated Financial Statements.................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations......................  9

PART II: OTHER INFORMATION

Other Information.......................................................... 15

Signature.................................................................. 16

PART I
ITEM I. FINANCIAL INFORMATION

                                 21ST CENTURY HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30, 2001
                                                                                    (UNAUDITED)         DECEMBER 31, 2000
                                                                                ------------------      -----------------
                                     ASSETS
Investments
     Fixed maturities, available for sale at fair value                             $ 17,481,548          $ 15,691,147
     Equity securities, available for sale at fair value                                 286,116             2,889,627
     Mortgage loans                                                                      777,908               385,024
                                                                                    ------------          ------------

                 Total investments                                                    18,545,572            18,965,798

Cash and cash equivalents                                                              1,712,281             2,627,041
Finance contracts, consumer loans and pay advances receivable, net of allowances for credit losses of $832,832 and $832,231,
       respectively                                                                   11,710,436            13,792,791
Prepaid reinsurance premiums                                                           4,947,591             3,076,017
Premiums receivable, net of allowance of $97,153 and $325,000, respectively            1,762,034               246,787
Due from reinsurers, net                                                               7,654,605             2,797,648
Deferred acquisition costs, net                                                          627,276             1,192,260
Deferred income taxes                                                                  2,197,111             2,915,894
Property and equipment, net                                                            5,191,134             5,381,780
Other assets                                                                           1,966,855             1,275,701
Goodwill                                                                               1,957,094             2,795,750
                                                                                    ------------          ------------

                  TOTAL ASSETS                                                      $ 58,271,989          $ 55,067,467
                                                                                    ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                          $ 11,424,103          $  9,765,848
Unearned premiums                                                                     14,292,343            13,038,417
Revolving credit outstanding                                                           7,956,101             8,091,034
Bank overdraft                                                                         4,344,423             3,212,962
Unearned commissions                                                                   2,863,123             2,505,690
Due to third party insurers                                                                   --               368,399
Accounts payable and accrued expenses                                                  1,803,947             1,960,187
Premium deposits                                                                         300,733               382,058
Drafts payable to insurance companies                                                  1,243,309               786,875
                                                                                    ------------          ------------
                 TOTAL LIABILITIES                                                    44,228,082            40,111,470
                                                                                    ------------          ------------

Commitments and contingencies                                                                 --                    --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 3,029,201
         and 3,330,367, respectively                                                      34,107                34,107
    Additional paid in capital                                                        12,830,058            12,894,630
    Accumulated other comprehensive income                                              (287,677)           (1,300,404)
    Retained earnings                                                                  2,313,185             3,642,066
    Treasury stock, 381,466 and 80,300 shares, respectively, at cost                    (845,766)             (314,402)
                                                                                    ------------          ------------
                 TOTAL SHAREHOLDERS' EQUITY                                           14,043,907            14,955,997
                                                                                    ------------          ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 58,271,989          $ 55,067,467
                                                                                    ============          ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                2001            2000              2001             2000
                                                            ------------     ------------     ------------     ------------
Revenues:
   Gross premiums written                                   $  6,250,643     $  7,455,722     $ 25,449,702     $ 25,617,159
   Gross premiums ceded                                       (2,136,008)      (1,310,725)      (8,952,322)      (1,974,812)
                                                            ------------     ------------     ------------     ------------
             Net premiums written                              4,114,635        6,144,997       16,497,380       23,642,347
Decrease (increase) in unearned premiums, net
   of prepaid reinsurance premiums                             1,158,598          143,714       (1,349,054)      (7,152,456)
                                                            ------------     ------------     ------------     ------------
             Net premiums earned                               5,273,233        6,288,711       15,148,326       16,489,891

Commission income                                                743,245          556,177        2,232,027        2,289,268
Finance revenue                                                1,327,607        1,522,939        4,132,308        4,222,657
MGA fees                                                       1,534,936        2,821,019        4,542,094        5,406,910
Net investment income                                            288,236          365,005          787,169          900,267
Net securities gains (losses)                                 (1,134,846)         613,295       (3,017,888)       1,026,142
Other income                                                     641,553          503,738        2,561,108        1,742,218
                                                            ------------     ------------     ------------     ------------
             Total revenue                                     8,673,964       12,670,884       26,385,144       32,077,353
                                                            ------------     ------------     ------------     ------------
Expenses:
   Losses and loss adjustment expenses                         3,620,297        4,306,663       12,208,912       11,681,939
   Operating and underwriting expenses                         3,688,304        2,773,066        9,131,648        7,723,858
   Salaries and wages                                          1,925,304        2,495,599        6,425,467        6,982,942
   Amortization of deferred acquisition costs                    632,649        1,993,185        1,182,088        2,970,673
   Amortization of goodwill                                      130,054          144,390          416,548          454,991
                                                            ------------     ------------     ------------     ------------
             Total expenses                                    9,996,608       11,712,903       29,364,663       29,814,403
                                                            ------------     ------------     ------------     ------------

             Income (loss) before provision (credit) for
               income tax expense and extraordinary gain      (1,322,644)         957,981       (2,979,519)       2,262,950
Provision (credit) for income tax expense                         12,133          344,132         (653,817)         773,103
                                                            ------------     ------------     ------------     ------------
             Net income (loss) before extraordinary
                 gain                                         (1,344,777)         613,849       (2,325,702)       1,489,847

Extraordinary gain (Note 7)                                    1,185,895               --        1,185,895               --
                                                            ------------     ------------     ------------     ------------

             Net income (loss)                              $   (148,882)    $    613,849     $ (1,139,807)    $  1,489,847
                                                            ============     ============     ============     ============
Earnings (loss) per share and earnings (loss) per
   share assuming dilution

             Net income (loss) before extraordinary
                 gain                                       $      (0.43)    $       0.18     $      (0.73)    $       0.44

             Extraordinary gain (Note 7)                            0.38               --             0.37               --
                                                            ------------     ------------     ------------     ------------

             Net income (loss)                              $      (0.05)    $       0.18     $      (0.36)    $       0.44

Weighted average number of common shares outstanding
   and weighted average number of common shares
   outstanding (assuming dilution)                             3,114,634        3,376,434        3,193,920        3,385,241


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                21ST CENTURY HOLDING COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2001             2000
                                                                          ------------     ------------
Cash flow from operating activities:
Net income (loss)                                                         $ (1,139,807)    $  1,489,847
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Accretion of investment discounts                                        (40,199)          (9,075)
      Depreciation and amortization                                            296,547          194,250
      Amortization of goodwill                                                 416,548          454,991
      Deferred income tax benefit (expense)                                    (77,219)      (1,129,269)
      Net securities (gains) losses                                          3,017,888       (1,026,142)
      Amortization of deferred acquisition costs, net                        1,182,088        1,204,316
      Provision for credit losses                                            2,149,314        1,076,647
      Provision for uncollectible premiums receivable                          306,658          175,000
      Net loss on sale of agencies                                              13,198               --
      Extraordinary gain                                                    (1,185,895)              --
      Changes in operating assets and liabilities:
         Premiums receivable                                                (1,821,905)        (898,529)
         Prepaid reinsurance premiums                                       (1,871,574)       1,076,647
         Due from reinsurers                                                (4,856,957)          24,108
         Deferred acquisition costs, net                                      (617,104)      (2,342,974)
         Other assets                                                         (303,314)          23,839
         Unpaid loss and loss adjustment expenses                            1,554,886        1,937,783
         Unearned premiums                                                   1,253,926        5,801,732
         Unearned commissions                                                  357,433          923,982
         Accounts payable and accrued expenses                                (422,282)       1,220,408
         Due to third party insurers                                          (368,399)       2,262,088
         Premium deposits                                                      (81,325)         362,464
         Drafts payable to insurance companies                                 456,434          612,268
                                                                          ------------     ------------

              Net cash flow provided by (used in) operating activities      (1,771,818)      13,531,877
                                                                          ------------     ------------

Cash flow from investing activities:
      Proceeds from sale of securities                                      58,473,671       39,199,209
      Purchases of securities                                              (56,816,723)     (48,050,497)
      Finance contracts, consumer loans and pay advances receivable            (66,959)      (6,672,184)
      Collection of mortgage loans                                               7,901            4,185
      Purchases of property and equipment                                     (127,377)      (1,149,017)
      Net cash used to acquire American Vehicle Insurance Company             (301,330)              --
      Origination of mortgage loans                                           (400,785)        (160,000)
                                                                          ------------     ------------

              Net cash flow provided by (used in) investing activities         768,398      (16,828,304)
                                                                          ------------     ------------

Cash flows from financing activities
      Increase in bank overdraft                                             1,131,461        2,409,914
      Repayment of notes payable                                                    --         (312,823)
      Dividends paid                                                          (189,074)              --
      Purchases of treasury stock                                             (718,794)        (194,537)
      Increase (decrease) in revolving credit outstanding                     (134,933)       2,203,563
                                                                          ------------     ------------

              Net cash flow provided by financing activities                    88,660        4,106,117
                                                                          ------------     ------------
              Net increase (decrease) in cash & cash equivalents              (914,760)         809,690

Cash & cash equivalents at beginning of year                                 2,627,041          923,175
                                                                          ------------     ------------
Cash & cash equivalents at end of period                                  $  1,712,281     $  1,732,865
                                                                          ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the year for:

        Interest                                                          $    468,120     $    453,643
                                                                          ============     ============
        Income taxes                                                      $         --     $  1,529,690
                                                                          ============     ============
    Non-cash investing and financing activities
       Dividends accrued                                                  $     60,852     $     67,260
                                                                          ============     ============
       Stock received for sale of agency                                  $     41,484     $         --
                                                                          ============     ============
       Stock issued for employees' bonus                                  $    155,100     $    100,000
                                                                          ============     ============
       Stock issued for settlement of note payable                        $         --     $    104,950
                                                                          ============     ============
       Notes receivable for sale of agencies, net of unrealized gains     $    388,902     $         --
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

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National Insurance Company ("Federated National"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and pay advances through Fed First Corp. ("Fed First"). The Company, through its wholly owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises insurance agencies under the FedUSA name. The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in Central and South Florida, through a network of 22 agencies owned by its subsidiary, Federated Agency Group, Inc., 18 FedUSA franchised agencies, and approximately 400 active independent agents. In August, 2001, the Company acquired American Vehicle Insurance Company ("American Vehicle"). The Company intends to underwrite nonstandard and standard personal automobile insurance in the State of Florida through American Vehicle.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, which becomes effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of this standard, the Company will cease to amortize goodwill and the remaining unamortized balance will be periodically tested for impairment.

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

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its wholly owned subsidiary, Federated Premium is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement, which was amended and revised in October 2001, is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement allows for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. This initial additional amount declines by $100,000 each month beginning November 1, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2001. The Revolving Agreement, as amended, expires September 30, 2004.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In September 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. The Plaintiffs recently filed their first amended complaint and the court has not yet set a deadline for the Company to file a response.

         In June 2001, a lawsuit was filed against Federated National by Virtual Insurance Processing Systems ("Virtual"), a software vendor, alleging that Federated National breached a software vending contract and misappropriated trade secrets. The case was settled with Federated National paying $20,000 to Virtual and agreeing to reinstate the software vending contract.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) COMPREHENSIVE INCOME (DEFICIT)

         For the three and nine months ended September 30, 2001 and 2000, comprehensive income consisted of the following:

                                                  Three months ended September 30,             Nine months ended September 30,
                                                      2001                 2000                  2001                 2000
                                                   ---------            --------              -----------          ----------
Net income (loss)                                  $(148,882)           $613,849              $(1,139,807)         $1,489,847
Change in net unrealized losses on investments
          held for sale, net of income taxes          98,671             323,737                1,012,727            (189,869)
                                                   ---------            --------              -----------          ----------
Comprehensive income (loss)                        $ (50,211)           $937,586              $  (127,080)         $1,299,978
                                                   =========            ========              ===========          ==========

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

         Information regarding components of operations for the three months and nine months ended September 30, 2001 and 2000 follows:

                                               Three months ended September 30,   Nine months ended September 30,
                                                     2001             2000            2001             2000
                                                ------------     ------------     ------------     ------------
Total Revenue
     Insurance Segment                          $  8,011,569     $ 12,314,622     $ 24,858,756     $ 31,339,798
     Financing Segment                             1,246,354        1,522,939        4,016,141        4,222,657
     All Other                                       857,338          655,556        3,456,149        1,176,574
                                                ------------     ------------     ------------     ------------

         Total Operating Segments                 10,115,261       14,493,117       32,331,046       36,739,029
     Intercompany Eliminations                    (1,441,297)      (1,822,233)      (5,945,902)      (4,661,676)
                                                ------------     ------------     ------------     ------------
         Total Revenues                         $  8,673,964     $ 12,670,884     $ 26,385,144     $ 32,077,353
                                                ============     ============     ============     ============

Earnings (Loss) Before Income Taxes And
  Extraordinary Gain
     Insurance Segment                          $ (1,132,161)    $    380,331     $ (4,579,020)    $  1,212,241
     Financing Segment                              (355,983)         397,996          383,530        1,249,094
     All Other                                       165,500          179,654        1,215,971         (198,385)
                                                ------------     ------------     ------------     ------------
         Total Earnings (Loss) Before Income
             Taxes And Extraordinary Gain       $ (1,322,644)    $    957,981     $ (2,979,519)    $  2,262,950
                                                ============     ============     ============     ============

     Information regarding total assets as of September 30, 2001 and December 31, 2000 follows:


                                                   2001             2000
                                                ------------     ------------
Total Assets
     Insurance Segment                          $ 41,456,467     $ 35,503,710
     Finance Segment                              12,268,613       14,570,175
     All Other                                     4,537,493        7,072,230
                                                ------------     ------------
     Total Operating Segments                     58,262,573       57,146,115
     Intercompany Eliminations                         9,416       (2,078,648)
                                                 -----------     ------------
         Total Assets                           $ 58,271,989     $ 55,067,467
                                                ============     ============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (7) ACQUISITION

         In August 2001, the Company purchased all of the outstanding stock and all of the outstanding surplus notes of American Vehicle for $500,000 in cash. In addition, the Company agreed to pay two executives of American Vehicle a finders' fee of $400,000 over a period of three years. Income and expenses of American Vehicle beginning September 1, 2001 are included in the Company's Consolidated Statements of Operations. The fair value of the net assets (which consisted primarily of marketable securities) of American Vehicle at the date of acquisition was approximately $2.1 million. In accordance with SFAS No. 141, Business Combinations, the excess of the fair value of the net assets purchased over the purchase price has been reported as an extraordinary gain in the accompanying Consolidated Statements of Operations.

         American Vehicle was organized and incorporated as a multi-line property and casualty insurance company and primarily wrote nonstandard private passenger automobile liability and physical damage coverage. Pursuant to a January 8, 1998, consent order entered into with the Florida Department of Insurance (the "Department"), American Vehicle ceased writing new or renewal business and pursuant to an additional consent order, the Company had been placed in Administrative Supervision effective March 2, 2001. Pursuant to a third consent order as of August 30, 2001, the two previous consent orders were vacated and the Department approved this acquisition. Also, pursuant to the third consent order, American Vehicle is not allowed to pay dividends for three years without Department approval and all contracts with affiliates must also be approved by the Department.

         The Consolidated Balance Sheet at September 30, 2001 includes the balance sheet of American Vehicle. The Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and the Consolidated Statement of Cash Flow for the nine months ended September 30, 2001 include American Vehicle from the acquisition date (August 30, 2001) through September 30, 2001.

         Unaudited pro forma results of operations giving effect to the acquisition as of the beginning of each period presented are as follows:

                                                         Three months ended September 30,    Nine months ended September 30,
                                                              2001            2000                2001             2000
                                                          -----------     ------------        ------------     ------------
               Revenue                                   $  8,691,839     $ 12,753,202        $ 26,452,054     $ 32,291,185
               Income before extraordinary gain            (1,284,981)         712,290          (2,419,067)       1,275,340
               Extraordinary gain                           1,185,895        1,185,895           1,185,895        1,185,895
               Net income                                     (99,086)       1,898,185          (1,233,172)       2,461,235

               Earnings (loss) per share and earnings
                  (loss) per share assuming dilution
                        Net income (loss) before
                          extraordinary gain             $      (0.41)    $       0.21        $      (0.76)    $       0.38
                        Extraordinary gain                       0.38             0.35                0.37             0.35
                        Net income (loss)                       (0.03)            0.56               (0.39)            0.73

         The above pro forma information is not necessarily indicative of the results of operations that would have had occurred had the acquisition taken place as of the beginning of each period reported, or of results, which may occur in the future.

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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiary, Federated National. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National's and third-party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly owned subsidiary, Federated Premium, and pay advances through Fed First. The Company, through its wholly owned subsidiary, FedUSA, franchises insurance agencies under the FedUSA name. The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 22 agencies owned by its subsidiary, Federated Agency Group, Inc., 18 FedUSA franchised agencies, and approximately 400 active independent agents. In August, 2001, the Company acquired American Vehicle Insurance Company. The Company intends to underwrite nonstandard and standard personal automobile insurance in the State of Florida through American Vehicle.

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

         During the nine months ended September 30, 2001, the Company sold, in eleven separate transactions, 13 agencies. The aggregate consideration received by the Company was approximately $1.1 million in notes receivable and 13,828 shares of 21st Century common stock. In accounting for these sales, the Company has recorded a deferred gain of $567,000, which represents the difference in consideration received and the net book value of the assets sold (primarily fixed assets and goodwill). No gain or interest income on the notes will be recognized until the book value is recovered.

ANALYSIS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2001 AS COMPARED TO DECEMBER 31, 2000

         Finance Contracts, Consumer Loans and Pay Advances Receivable. Finance contracts, consumer loans and pay advances receivable decreased $2.1 million from $13.8 million as of December 31, 2000 to $11.7 million as of September 30, 2001 primarily because, in 2001, the Company's Revolving Credit Line, which funds finance contracts, was reduced effective September 30, 2001. Consequently, the Company only finances contracts from Company owned agencies and Company franchised agencies and will no longer finance contracts by originated by third party agencies.

         Prepaid Reinsurance Premiums. Prepaid reinsurance premiums increased $1.8 million to $4.9 million as of September 30, 2001 from $3.1 million as of December 31, 2000 because the Company increased its quota-share reinsurance on automobile insurance from 30% of premiums to 50%, effective January 1, 2001.

         Premiums Receivable. Premiums receivable were $1.8 million as of September 30, 2001, an increase of $1.5 million as compared to $247,000 outstanding as of December 31, 2000. This increase is the result of added emphasis placed on direct bill premium financing by Federated National.

         Due from Reinsurers. Due from reinsurers increased $4.9 million to $7.7 million as of September 30, 2001 from $2.8 million as of December 31, 2000. This increase is the result of the increase of reinsurance discussed above.

         Deferred Acquisition Costs, net. Deferred acquisition costs decreased from $1.2 million as of December 31, 2000 to $627,000 as of September 30, 2001. Included in the December 31, 2000 balance were deferred commissions of $2.1 million offset by unearned ceded commissions of $877,000. As of September 30, 2000, deferred commissions were $2.1 million offset by unearned ceded commissions of $1.4 million. The increase in unearned ceded commissions is related to the increase in reinsurance discussed above.

         Unpaid Losses and Loss Adjustment Expenses. Unpaid loss and loss adjustment expenses increased $1.6 million, from $9.8 million at December 31, 2000 to $11.4 million as of September 30, 2001. This increase is primarily due to an increase in losses the Company has recorded recently.

         Bank Overdraft. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $4.3 million as of September 30, 2001, a $1.1 million increase from $3.2 million as of December 31, 2000. This increase is primarily related to the timing of the issuance of refund and claim checks.



RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Gross Premiums Written. Gross premiums written decreased $1.2 million, or 16.2% to $6.3 million for the three months ended September 30, 2001 as compared to $7.5 million for the comparable period in 2000. This decrease is due primarily to a decrease in automobile insurance written which has decreased since a rate increase took effect July 1, 2001.

         Net Premiums Earned. Net premiums earned decreased $1.0 million, or 16.1%, from $6.3 million for the three months ended September 30, 2000, to $5.3 million for the three months ended September 30, 2001. This decrease is because the Company had 15% automobile quota-share reinsurance in 2000 as compared to 50% automobile quota-share reinsurance in 2001.

         MGA Fees. MGA fees decreased $1.3 million to $1.5 million for the three-month period ended September 30, 2001 from approximately $2.8 million for the same period in 2000. The decrease is because, in 2001, the Company ceased underwriting for one nonaffiliated insurance company and price increases by the remaining insurance companies has slowed the number of policies underwritten by Assurance MGA.

         Net Securities Gains (Losses). The Company experienced net losses of $1.1 million for the three-month period ended September 30, 2001 compared to net gains of $613,000 for the same period in 2000. Realized gains or losses are primarily a function of the equity markets. In August 2001, the Company divested itself of its investments in common stocks and will no longer invest in common stocks.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended September 30, 2001 was 68.7% compared with 68.5% for the same period in 2000. Losses and LAE incurred decreased $686,000, or 15.9%, to $3.6 million for the three-month period ended September 30, 2001 from $4.3 million for the same period in 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The 15.9% decrease in losses is related to the 16.2% decrease in premiums earned.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased $915,000, or 33.0%, to $3.7 million for the three months ended September 30, 2001 from $2.8 million for the same period in 2000. This increase is due to an increase in bad debts as the Company accelerated write-offs while maintaining reserves during the 2001 third quarter.

         Salaries and Wages. Salaries and wages decreased $570,000, or 22.8%, from $2.5 million in the third quarter of 2000 to $1.9 million in the same quarter in 2001. This decrease is due to a decrease in the number employees of Federated Agency Group caused by a decrease in the number of Company owned agencies from 38 in 2000 to 22 currently and due to a decrease in employees of Assurance MGA caused by a decline in policies underwritten.

         Amortization of Deferred Acquisition Costs. Amortization of deferred policy acquisition costs decreased to $633,000 for the three-month period ended September 30, 2001 from $2.0 million for the same period in 2000. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded, as the Company increased its automobile quota-share reinsurance from 15% in 2000 to 50% in 2001.

         Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended September 30, 2001 was $12,000 compared to $344,000 for the three months ended September 30, 2000. The decrease is because the Company recorded a loss before provision for income taxes and extraordinary gain of $1.3 million for the three months ended September 30, 2001 compared to pretax income of $958,000 for the same period in 2000. In the third quarter of 2001, the Company was unable to benefit the net securities loss of $1.1 million .

         Extraordinary Gain. In August 2001, the Company recorded an extraordinary gain of $1.2 million which represents the excess of the fair value of the net assets purchased over the purchase price when the Company acquired American Vehicle.



RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Gross Premiums Ceded. Gross premiums ceded increased from $2.0 million for the nine months ended September 30, 2000, to $9.0 million for the nine months ended September 30, 2001. In 2000, the Company had 15% automobile quota-share reinsurance as compared to 50% automobile quota-share reinsurance in 2001.

         Decrease (Increase) in Unearned Premiums, net of Prepaid Reinsurance Premiums. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $1.3 million for the nine months ended September 30, 2001 compared to $7.2 million for the nine months ended September 30, 2000. This decrease is due primarily to the change in quota-share reinsurance discussed above.

         MGA Fees. MGA fees decreased $865,000 to $4.5 million for the nine-month period ended September 30, 2001 from $5.4 million for the same period in 2000. The decrease is because, in 2001, the Company ceased underwriting for one nonaffiliated insurance company and price increases by the remaining insurance companies has slowed the number of policies underwritten by Assurance MGA.

         Net Securities Gains (Losses). The Company experienced net losses of $3.0 million for the nine-month period ended September 30, 2001 compared to net gains of $1.0 million for the same period in 2000. Realized gains or losses are primarily a function of the equity markets. In August 2001, the Company divested itself of its investments in common stocks and will no longer invest in common stocks.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

         Other Income. Other income increased $819,000 to $2.6 million for the nine-month period ended September 30, 2001 from $1.7 million for the same period in 2000. This increase is primarily attributable to an increase in adjusting fees due to the addition in 2000 of two nonaffiliated insurance companies as claims adjusting customers.

         Losses and LAE. The Company's loss ratio, as determined in accordance with GAAP, for the nine-month period ended September 30, 2001 was 80.6% compared with 70.8% for the same period in 2000. Losses and LAE incurred increased $527,000 to $12.2 million for the nine-month period ended September 30, 2001 from $11.7 million for the same period in 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. In 2001, the Company experienced a significant increase in lawsuits relating to automobile claims. Management believes this increase in lawsuits is in anticipation of the effective date of recent legislation passed by the Florida legislature. This legislation, which becomes effective October 1, 2001, includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         Operating and Underwriting Expenses. Operating and underwriting expenses increased $1.4 million to $9.1 million for the nine-month period ended September 30, 2001 from $7.7 million for the same period in 2000. This increase is primarily due to an increase in bad debts as the Company accelerated write-offs while maintaining reserves during the 2001 third quarter.

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased to $1.2 millionfor the nine-month period ended September 30, 2001 from $3.0 million for the same period in 2000. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded, as the Company increased its automobile quota-share reinsurance from 15% in 2000 to 50% in 2001.

         Extraordinary Gain. In August 2001, the Company recorded an extraordinary gain of $1.2 million which represents the excess of the fair value of the net assets purchased over the purchase price, when the Company acquired American Vehicle.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement, which was amended and revised in October 2001, allows for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. This initial additional amount declines by $100,000 each month beginning November 1, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2001. The Revolving Agreement, as amended, expires September 30, 2004.

         For the nine months ended September 30, 2001, $1.8 million of cash was used in operations. Operating cash flow is expected to continue to be negative in the next three to six months as the Company raised prices on automobile insurance effective July 1, 2001, which has slowed the volume of premiums written. In the long-term, the price increase should generate cash when related automobile insurance expenditures slow. The short-term short fall in cash flow is expected to be funded by the Company's trading and investment portfolios, which is highly liquid as it consists almost entirely of readily marketable securities. Cash flow provided by investing activities was $768,000 for the nine months ended September 30, 2001, and was generated primarily from the sale of securities. Cash flow provided from financing activities was $89,000 for the nine months ended September 30, 2001, which was derived primarily from increases in the bank overdraft. The Company believes that its current capital resources will be sufficient to meet its anticipated working capital requirements through at least 2002. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of each company's liabilities or the 2000 statutory minimum capital and surplus requirement of $2.75 million as defined in the Florida Insurance Code. Federated National and American Vehicle are also required to adhere to prescribed premium-to-capital surplus ratios.

         Federated National and American Vehicle are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating condition. As of September 30, 2001, based on calculations using the appropriate NAIC formula, Federated National's and American Vehicle's total adjusted capital are in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $5.3 million as of September 30, 2001 and its statutory net loss was $2.5 million for the nine months ended September 30, 2001. American Vehicle's statutory capital surplus was approximately $2.9 million as of September 30, 2001 and its statutory net income was $16,000 for the nine months ended September 30, 2001.

         The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2001, by Federated National without prior approval, is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December 31. Federated National paid no dividends during 2001 or 2000. By consent letter, American Vehicle may not pay dividends without prior approval through August 2004.



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

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS


         In September 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and intends to vigorously defend such action. The Plaintiffs recently filed their first amended complaint and the court has not yet set a deadline for the Company to file a response.

         In June 2001, a lawsuit was filed against Federated National by Virtual Insurance Processing Systems ("Virtual"), a software vendor, alleging that Federated National breached a software vending contract and misappropriated trade secrets. The case was settled with Federated National paying $20,000 to Virtual and agreeing to reinstate the software vending contract.

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

                                              21ST CENTURY HOLDING COMPANY

DATE: November 12, 2001                       By: /s/ Samuel A. Milne
                                              -----------------------
                                              Title: Chief Financial Officer
                                              (Principal Accounting and
                                              Financial Officer)