Form 10-K405
period 2001-12-31
21ST CENTURY HOLDING CO
filed 2002-03-29
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 2001

                                            or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21ST CENTURY HOLDING COMPANY
             (Exact name of registrant as specified in its Charter)

          Florida                                             65-0248866
          -------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No)

                 4161 N.W. 5TH STREET, PLANTATION, FLORIDA 33317
                 -----------------------------------------------
               (Address of Principal executive offices) (Zip Code)

Registrant's telephone number, including area code            (954) 581-9993

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
     -----          ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 25, 2002, the aggregate market value of the Issuer's Common Stock held by non-affiliates (based on the last sale of the common stock as reported by the Nasdaq National market) was: $7,323,081.

         As of March 25, 2002, there were 3,027,901 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

21st Century Holding Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11,12 and 13 hereof.

FORWARD-LOOKING STATEMENTS

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission the ("Commission"). See "Glossary of Selected Terms" at the end of Item 1 for definition of insurance terms used in this report.

                                     PART I
                                     ------

ITEM 1.          BUSINESS
-------          --------

GENERAL

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National, American Vehicle and third-party insurance companies through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and pay advances through Fed First Corp ("Fed First").

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 18 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and service through its 80% owned subsidiary Express Tax Service Company ("Express Tax"). Currently, Express Tax has 850 licensees in 32 states.

         The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the insurance underwriting, distribution and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system, which links the Company's insurance and service entities. The Company's computer and software systems allow for automated premium quotation, policy issuance, billing and payment and claims processing and enables the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site. The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, and that they will enhance the Company's ability to achieve its goal of expanding to other regions in Florida and to other states.

         The Company's primary product is nonstandard personal automobile insurance, which is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. Underwriting standards for preferred or standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. These factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Based on information provided by A.M. Best, a leading rating agency for the insurance industry, from 1994 to 1998, the nonstandard personal automobile insurance market in the United States grew from approximately $15.6 billion to approximately $23.3 billion in annual premium volume and from approximately 15.7% to approximately 19.2% of the total personal automobile insurance market. Also, according to A.M. Best, from 1994 to 1998, annual premium volume in the nonstandard personal automobile insurance market in Florida grew from approximately $1.8 billion to approximately $2.6 billion and from approximately 30.5% to approximately 34.8% of the total personal automobile insurance market in Florida.

         The Company's executive offices are located at 4161 N.W. 5th Street, Plantation, Florida and its telephone number is (954) 581-9993.

RECENT DEVELOPMENTS

         In August 2001, the Company acquired American Vehicle Insurance Company ("American Vehicle") for $900,000, including $400,000 to be paid to two former employees of American Vehicle. In November 2001, American Vehicle, which had not written any policies since June 1997, began writing automobile insurance policies in the State of Florida. These policies are 80% reinsured by Transatlantic Reinsurance Company ("Transatlantic"), an A++ rated reinsurance company. The Company currently intends to expand the operations of American Vehicle into other states, while reinsuring 100% of the risk with Transatlantic. As a first step in its expansion plans American Vehicle has already applied to South Carolina to write automobile insurance in that state.

BUSINESS STRATEGY

The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration and by:

         o        Expanding into additional states using American Vehicle.
                  Initially, American Vehicle will reinsure 100% of the policies written; however, if the business proves to be profitable, American Vehicle may reduce its reinsurance to 80% quota share.

         o expanding its agency network primarily through the sale of FedUSA franchises;

         o employing the business practices developed and used in Florida to expand to other selected states;

         o maintaining a commitment to provide quality service to its agents and insureds by emphasizing customer service;

         o encouraging agents to place a high volume of quality business with the Company by providing them with attractive commission structures tied to premium levels and loss ratios; and

         o        expanding Express Tax to all 50 states

INSURANCE OPERATIONS

         UNDERWRITING

         GENERAL. The Company underwrites its nonstandard and standard personal automobile insurance, homeowners and mobile home property insurance and casualty insurance through Federated National and American Vehicle. Federated National and American Vehicle are currently licensed to conduct business only in Florida.

         The following tables set forth the amount and percentages of Federated National's and American Vehicle's gross premiums written and premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                                          YEARS ENDED DECEMBER 31,
                                                     2001                           2000                           1999
                                           ------------------------       ------------------------       ------------------------
                                           PREMIUM          PERCENT       PREMIUM          PERCENT       PREMIUM          PERCENT
                                           --------         -------       --------         -------       --------         -------
                                                                            (DOLLARS IN THOUSANDS)
Written:
  Nonstandard Automobile ..............    $ 24,743            72.2%      $ 25,361            79.1%      $ 16,779            87.1%
  Homeowners ..........................       7,662            22.4          4,604            14.3             --            --
  Mobile Home .........................       1,866             5.4          2,109             6.6          2,495            12.9
                                           --------         -------       --------         -------       --------         -------
   Total Written ......................    $ 34,271           100.0%      $ 32,074           100.0%        19,274           100.0%

Ceded:
  Nonstandard Automobile ..............     (12,789)          100.0%        (7,625)          100.0%        (5,058)           81.3%
  Homeowners ..........................          --              --             --              --             --              --
  Mobile Home .........................          --              --             --              --         (1,164)           18.7
                                           --------         -------       --------         -------       --------         -------
  Total Ceded .........................     (12,789)          100.0%        (7,625)          100.0%        (6,222)          100.0%

Net:
  Nonstandard Automobile ..............      11,954            55.6%        17,736            72.5%        11,721            89.8%
  Homeowners ..........................       7,662            35.7          4,604            18.8             --              --
  Mobile Home .........................       1,866             8.7          2,109             8.7          1,331            10.2
                                           --------         -------       --------         -------       --------         -------
Total Net .............................    $ 21,482           100.0%      $ 24,449           100.0%      $ 13,052           100.0%
                                           ========         =======       ========         =======       ========         =======


         The Company markets Federated National's and American Vehicle's personal automobile coverage primarily through its network of Company-owned agencies, franchised agents and independent agents.

         The Company emphasizes customer service to both its agents and insureds by utilizing an integrated computer system, which links all of the Company's insurance and service entities. The Company's computer and software systems allow for rapid automated premium quotation, policy issuance, billing and payment and claims processing and enables the Company to monitor substantially all aspects of its business. This system enables the Company's agents to rapidly access the customer's driving record, quote a premium and, if requested, generate the policy on-site.

         The Company currently writes insurance only in Florida; however, the Company intends to expand to other selected states and American Vehicle has applied to obtain a license to write insurance in South Carolina. The Company will select additional states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. The Company's ability to expand into other states will be subject to the prior regulatory approval of each state. Certain states impose operating requirements upon licensee applicants, which may impose burdens on the Company's ability to obtain a license to conduct insurance business in those other states. There can be no assurance that the Company will be able to obtain the required licenses, and the failure to do so would limit the Company's ability to expand geographically.

         NONSTANDARD AUTOMOBILE. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is limited because premiums usually are at higher rates than those charged for standard insurance coverage and because approximately 30% of the policies issued by the company provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. Federated National currently underwrites nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive and $50,000 for collision. The average annual premium on policies currently in force is approximately $850. Federated National underwrites this coverage on an annual and semi-annual basis.

         Due to the purchasing habits of nonstandard automobile insureds (for example, insureds seeking the least expensive insurance required of the policyholder by statute which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. Federated National's experience has been that a significant number of existing policyholders allow their policies to lapse and then reapply for insurance as new policyholders. Federated National's average policy renewal rate is 35% to 40%. The success of Federated National's nonstandard automobile insurance program, therefore, depends in part on its ability to replace non-renewing insureds with new policyholders through marketing efforts.

         STANDARD AUTOMOBILE. Standard personal automobile insurance is principally provided to insureds that present an average risk profile in terms of payment history, driving record, vehicle type and other factors. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. The Company is underwriting standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The Company markets standard personal automobile insurance through its network of Company-owned agencies franchised agencies and independent agents.

         MOBILE HOME. Federated National underwrites homeowners insurance for mobile homes, principally in Central and Northern Florida, where the Company believes that the risk of catastrophe loss from hurricanes is less than in other areas of the state. Homeowners' insurance generally protects an owner of real or personal property against covered causes of loss to that property. Homeowners' insurance for mobile homes generally involves the potential for above-average loss exposure. In the absence of major catastrophe losses, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, Federated National's property lines typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, the Company presently limits its mobile home coverage to no more than 10% of its underwriting exposure. The average annual premium on policies currently in force is approximately $314 and the typical deductible is $500. As the Company-owned agencies are located primarily in South Florida, the Company markets Federated National's mobile home property and casualty insurance through independent agents in Central and Northern Florida.

         HOMEOWNERS. In January 2000, Federated National commenced underwriting homeowners' insurance principally in Central and Southern Florida. Homeowners' insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limit on homeowners' insurance is generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Federated National's property lines typically provide maximum coverage in the amount of $150,000, with the average policy limit being approximately $100,000. The average annual premium on policies currently in force is approximately $1,260 and the typical deductible is $1,000. The Company markets Federated National's homeowners' insurance through its network of Company-owned agencies and independent agents.

         FUTURE PRODUCTS. The Company intends to expand its product offerings by underwriting additional insurance products and programs and marketing them through its distribution network. During 2002, the Company intends to expand its product line to include flood insurance. Expansion of the Company's product offerings will result in a slight increase in expenses due to additional costs incurred in additional actuarial rate justifications, software and personnel. Future products may require regulatory approval.

         ASSURANCE MGA

         Assurance MGA acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and the Company's agencies and participates in the negotiation of reinsurance contracts.

         Assurance MGA has established a relationship with and has underwriting authority for Lloyds of London for insurance products and State National Specialty Insurance Company ("State National") for automobile insurance. Assurance MGA also generates revenue through policy fee income and other administrative fees from the marketing of these companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products.

         SUPERIOR

         The Company internally processes claims made by Federated National's and American Vehicle's insureds through Superior. The Company-owned agencies and independent agents have no authority to settle claims or otherwise exercise control over the claims process. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower loss adjustment expenses and improved customer service. The Company only retains independent appraisers and adjusters on an as needed basis. Additionally, Superior currently adjusts claims for State National for a fee equal to 7.5% of State National's earned premiums.

         Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. In 2000, the Company hired in-house counsel to monitor claims-related litigation and to advise staff of changes in law. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims and the establishment of appropriate liability for claims. The Company believes that the internal processing of claims enables it to provide quality customer service while controlling claims adjustment expenses.

         FEDERATED PREMIUM

         Federated Premium provides premium financing to Federated National's, American Vehicle's and third-party insureds. Premium financing is marketed through the Company's distribution network of Company-owned agencies, franchised agencies and, prior to the fourth quarter of 2001, independent agents. Lending operations are supported by Federated Premium's own capital base and are currently leveraged through the Company's credit facility with Flatiron Funding Company LLC.

         Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from the Florida Guarantee Association, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. As part of its premium financing offered to third-party insureds, Federated Premium may advance funds for financed premiums to independent insurance agencies that represent third-party insurers. If remittance is not made by the agency to the third-party insurer, advances made by Federated Premium may only be recoverable to the extent that the agency's receipt of such advances is received by the third-party insurer. In the past, the Company closely monitored the independent insurance agencies it used to reduce this risk. Beginning in the fourth quarter of 2001, in order to reduce the amount of charge offs of uncollected accounts, Federated Premium discontinued financing policies generated by independent agents. Premium financing which the Company offers to its own insureds involves limited credit risk.

         The following table sets forth the amount and percentages of premiums financed for Federated National and other insurers for the periods indicated:

                                                                         YEARS ENDED DECEMBER 31,
                                                           2001                     2000                    1999
                                                           ----                     ----                    ----
                                                  PREMIUMS     PERCENT     PREMIUMS     PERCENT     PREMIUMS     PERCENT
                                                  --------     -------     --------     -------     --------     -------
                                                                          (DOLLARS IN THOUSANDS)
     Federated National........................     $20,174       43.9%      $17,006       38.4%      $12,338       46.8%
     American Vehicle..........................       1,066        2.3            --         --            --         --
     Other insurers............................      24,728       53.8        27,293       61.6        14,035       53.2
                                                     ------       ----        ------       ----        ------       ----
        Total..................................     $45,968      100.0%      $44,299      100.0%      $26,373      100.0%
                                                    =======      =====       =======      =====       =======      =====

         TAX PREPARATION SERVICES AND ANCILLARY SERVICES

         The Company also offers other services at its agencies including tax return preparation and electronic filing and the issuance and renewal of license tags. In August 1999, the Company acquired an 80% interest in Express Tax. Express Tax licenses tax return preparation software to over 850 business locations throughout the United States and also earns fees on all electronically filed returns. Express Tax previously licensed its software to the Company's agencies and will continue to do so in the future.

         FRANCHISE OPERATIONS

         In April 2000, the Company formed a wholly-owned subsidiary, FedUSA, for the purpose of franchising insurance and financial service agencies as well as tax preparation centers. FedUSA commenced the offering of franchises in December 2000. FedUSA sold its first franchised insurance agency during December 2000 and currently has 18 operating franchises of which 10 are former Company-owned agencies. In addition, FedUSA has sold four additional franchises which are not yet open for business.

         The franchise agreement for each FedUSA franchise grants the franchisee a license for the operation of a FedUSA insurance agency within an exclusive territory to open and operate a center for a seven year period, with two additional seven year options. FedUSA collects a non-refundable initial franchise fee of $14,950, royalty fees, advertising fees, and other fees, pursuant to its Uniform Franchise Offering Circular ("UFOC").

         Express Tax is a FedUSA franchise for tax return preparation and related financial products. The Express Tax franchise agreement grants the franchisee a non-exclusive license to open and operate a center for a seven year period, with two additional seven year options. FedUSA collects a non-refundable initial franchise fee of $7,500, royalty fees, advertising fees, and other fees, as defined in the UFOC. Currently, the initial franchise fee for an Express Tax franchise may be waived if a franchisee acquires both a FedUSA and Express Tax franchise at the same time. As of December 31, 2001, no seperate Express Tax franchises had been sold.

         PAYDAY ADVANCES

         In August 1999, the Company began to offer payday advances. Pursuant to changes in Florida law, the Company may advance up to $500 to a customer for a minimum of seven days and a maximum of 31 days. The Company charges the customer 9% of the amount advanced plus a fee of $5 per advance.

MARKETING AND DISTRIBUTION

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida and greater Orlando, Florida through a network of 23 Company-owned agencies, 18 franchised agencies and approximately 125 active independent agents. The Company's agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola and Seminole Counties, Florida. Its franchised agencies are located in Miami-Dade, Broward, Palm Beach and Orange Counties, Florida and its network of independent agents are located primarily in South Florida. The Company supports its agency network by advertising in various media in conjunction with its franchised agencies.

         Company-employed, franchise-employed and independent agents have the authority to sell and bind insurance coverages in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverages bound by the agents promptly and generally accepts all coverages that fall within stated underwriting criteria. Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy upon 45 days' notice, even if the risk falls within its underwriting criteria.

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

         The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies and independent agents for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                  2001                          2000                       1999
                                          --------------------         ---------------------       ----------------------
                                          PREMIUMS     PERCENT         PREMIUMS     PERCENT        PREMIUMS       PERCENT
                                          --------     -------         --------     -------        --------       --------
                                                                      (DOLLARS IN THOUSANDS)

Through Company-owned agencies..........    $9,932        29.0%         $12,990       40.5%          $7,929         41.1%
Through franchised agencies.............     2,659         7.7              --          --               --           --
Through independent agents..............    21,680        63.3           19,084       59.5           11,345         58.9
                                            ------        ----           ------       ----           ------        -----
   Total................................   $34,271      100.0%          $32,074       100.0%        $19,274        100.0%
                                           =======      ======          =======       ======        =======        =====

         The Company plans to continue to expand its distribution network and market its products and services in other regions of Florida and other states by franchising additional insurance agencies and establishing relationships with additional independent agents. As the Company expands its insurance operations to other states, the Company will seek to replicate its distribution network in those states. There can be no assurance, however, that the Company will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than Florida.

REINSURANCE

         The Company follows industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and pays the ceding company a commission based upon the amount of insurance ceded. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

         Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company ceded $12.8 million in premiums written for the year ended December 31, 2001. The Company's reinsurance for automobile insurance is primarily ceded with Transatlantic, an A++ rated reinsurance company. Federated National ceded 50%, 30% and 30% of automobile premiums written in 2001, 2000 and 1999, respectively, to Transatlantic. Effective for policies written beginning January 1, 2002, the Company has decreased its automobile quota share reinsurance to 40% and will assume 50% of losses between 70% and 75% of premiums earned and 100% of losses between 75% and 80% of premiums earned. The reinsurance program renews annually, although the Company continually reviews the program and may elect to change it more frequently. Reinsurance is placed directly by the Company and through national reinsurance intermediaries.

         American Vehicle intends to minimize its risk and reinsures 80% of its premiums written in Florida.

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

         In order to minimize the effect of a natural disaster, the Company purchases catastrophic reinsurance from both the state run Florida Hurricane Catastrophe fund and private re-insurers. As of December 31, 2001, Federated National would pay approximately $3 million in claims before catastrophic reinsurance would take effect and pay all claims in excess of approximately $29 million.

LIABILITY FOR UNPAID LOSSES AND LAE

         The Company is directly liable for loss and loss adjustment expenses ("LAE") payments under the terms of the insurance policies that it writes. In many cases, several years may elapse between the occurrence and reporting of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

         All newly reported claims received with respect to nonstandard personal automobile policies are set up with an initial average liability. The average liability for these claims are determined every quarter by dividing the number of closed claims into the total amount paid during the three-month period. If a claim is open more than 45 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim.

         In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported ("IBNR"). The Company utilizes independent actuaries to help establish its liability for unpaid losses and LAE. The Company does not discount the liability for unpaid losses and LAE for financial statement purposes.

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

         Among the classes of insurance underwritten by the Company, the automobile and homeowners liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim to the Company and the final settlement than do automobile physical damage and homeowners property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settle in a shorter time frame with less occurrence of litigation.

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

                                                                             YEARS ENDED DECEMBER 31,
                                                                      2001             2000              1999
                                                                      ----             ----              ----
                                                                              (DOLLARS IN THOUSANDS)
Balance at January ...........................................       $9,766            $6,314           $7,603
  Less reinsurance recoverables...............................      (2,790)           (1,886)          (2,237)
                                                                    -------           -------          -------
   Net balance at January 1...................................       $6,976            $4,428           $5,366
                                                                     ======            ======           ======

Incurred related to:
  Current year................................................      $13,586           $13,545           $8,764
  Prior years.................................................        2,569             1,445            (670)
                                                                      -----             -----            -----
   Total incurred.............................................      $16,155           $14,990           $8,094
                                                                    =======           =======           ======

Paid related to:
  Current year................................................       $8,769            $8,013           $5,552
  Prior years.................................................        8,258             4,429            3,480
                                                                      -----             -----            -----
   Total paid.................................................      $17,027           $12,442           $9,032
                                                                    =======           =======           ======

Balance, American Vehicle, at acquisition date................         $103               $--              $--
                                                                       ====               ===              ===

Net balance at end of period..................................       $6,207            $6,976           $4,428
  Plus reinsurance recoverables...............................        4,798             2,790            1,886
                                                                      -----             -----            -----
   Balance at end of period...................................      $11,005            $9,766           $6,314
                                                                    =======            ======           ======

         As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $2,569,000 and $1,445,000 for the years ended December 31, 2001 and 2000, respectively, and reduced its liability for loss and LAE for claims occurring in prior years by $670,000 in 1999. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2001.

         The nonstandard automobile program experienced an increase in the Loss Ratio, caused mainly by a 10% price reduction in December 1999, which occurred at the same time larger competitors were increasing prices. Consequently, the Company's written policies increased significantly and the quality of the business declined. Since December 1999, the Company has increased prices five times in an effort to improve its Loss Ratio.

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and LAE, the Company believes that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

         The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables shown in the Company's consolidated financial statements for the periods indicated.

                                                                              YEARS ENDED DECEMBER 31,
                                                                       2001             2000             1999
                                                                       ----             ----             ----
                                                                               (DOLLARS IN THOUSANDS)

Loss and LAE, net.............................................       $2,736            $4,662           $3,124
IBNR, net.....................................................        3,471             2,314            1,304
                                                                      -----             -----            -----
   Total unpaid loss and LAE, net.............................       $6,207            $6,976           $4,428
                                                                     ======            ======           ======

Reinsurance recoverable.......................................       $1,910            $1,861           $1,319
IBNR recoverable..............................................        2,888               929              567
                                                                      -----               ---              ---
   Total reinsurance recoverable..............................       $4,798            $2,790           $1,886
                                                                     ======            ======           ======

         The following table presents the liability for unpaid losses and LAE for the Company for the years ended December 31, 1992 through 2001. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

                                                          YEARS ENDED DECEMBER 31, (1)
                                                          ----------------------------

                                        2001     2000     1999    1998  1997   1996  1995   1994   1993  1992
                                        ----     ----     ----    ----  ----   ----  ----   ----   ----  ----
                                                          (DOLLARS IN THOUSANDS)

Balance Sheet Liability               $6,207   $ 6,976   $4,428  $5,366 $4,635 $4,532 $3,688 $3,355 $2,507  $611

Cumulative paid as of:
  One year later....................             6,718    3,250   3,480  2,690  2,852  2,638  2,449  1,964   499
  Two years later...................                      4,148   4,080  3,531  3,539  2,658  2,792  2,426   554
  Three years later.................                              4,452  3,745  3,884  2,924  3,018  2,449   585
  Four years later..................                                     4,077  4,005  3,061  3,114  2,529   580
  Five years later..................                                            4,045  3,100  3,172  2,560   583
  Six years later...................                                                   3,121  3,179  2,601   583
  Seven years later.................                                                          3,219  2,659   583
  Eight years later.................                                                                 2,751   583
  Nine years later..................                                                                         583



Re-estimated net liability as of:
  End of year.......................  $6,207   $ 6,976   $4,428  $5,366 $4,635 $4,532 $3,688 $3,355 $2,507  $611
  One year later....................             9,396    5,824   4,696  4,364  4,334  3,750  3,570  2,566   628
  Two years later...................                      6,040   4,911  4,003  4,204  3,252  3,231  2,780   586
  Three years later.................                              5,004  4,053  4,048  3,255  3,305  2,596   593
  Four years later..................                                     4,111  4,086  3,129  3,289  2,619   580
  Five years later..................                                            4,096  3,167  3,207  2,638   583
  Six years later...................                                                   3,152  3,245  2,628   583
  Seven years later.................                                                          3,210  2,697   583
  Eight years later.................                                                                 2,736   586
  Nine years later..................                                                                         581
Cumulative redundancy (deficiency)..      --   $(2,420) $(1,612) $  362 $  524 $  436 $  536 $  145 $ (229) $ 30

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

         The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon SAP. The expense ratios include management fees paid to the Company in the amount of $0, $300,000 and $1.0 million in 2001, 2000 and 1999, respectively.

                                                 YEARS ENDED DECEMBER 31,
                                           2001             2000           1999
                                           ----             ----           ----
Loss Ratio...........................       82%             80%              67%
Expense Ratio........................       27              31               38
                                           ---             ---              ---
Combined Ratio.......................      109%            111%             105%
                                           ===             ===              ===

         In order to reduce losses and thereby reduce the loss ratio and the combined ratio, Federated National has taken several steps. Federated National has raised premiums five times in the last 30 months. In June 2001, a new president of Superior was hired in an effort to reduce claims and adjustment expenses. In 2000, in house counsel was hired to reduce claim litigation costs and, in 2001, Federated National discontinued the use of independent agents in Miami-Dade County. Historically, Miami-Dade County has had high loss ratios.

COMPETITION

         The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies, which market their products through agents, as well as companies, which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below the pricing structure of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Companies of comparable or smaller size, which compete with the Company in the nonstandard automobile insurance industry, include Fortune Insurance Company, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

REGULATION

         GENERAL

         The Company is subject to the laws and regulations in Florida and will be subject to the laws and regulations of any other states in which it seeks to conduct business in the future. The regulations cover all aspects of its business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms (particularly for the nonstandard auto segment), investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of the Company's business. The failure of the Company to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, any changes in such laws and regulations including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect the operations of the Company's, ability to expand its operations. The Company, however, is unaware of any consumer initiatives, which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

         Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. The Company is permitted to file rates for nonstandard policies which are usually higher than those charged for standard risks, reflecting the higher probability of loss. Florida and several other states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly private passenger automobile insurance.

         Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company's business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval.

         All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 1998. No material deficiencies were found during this regulatory examination. In some instances, various states routinely require deposits of assets for the protection of policy holders either in those states or for all policyholders. As of December 31, 2001, investment securities with a carrying value of approximately $1,538,000 were on deposit with the State of Florida.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Insurance if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance (i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance or (ii) 30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time.

         Under these laws, Federated National is permitted to pay dividends of approximately $569,000 to the Company in 2002 without prior regulatory approval, while American Vehicle is not permitted to pay dividends in 2002. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Insurance will allow any dividends in excess of the amount available, to be paid by Federated National to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2001, 2000 or 1999, and none are anticipated in 2002.

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

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

         In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The requirements establish various levels of regulatory action. Based upon the 2001 statutory financial statements for Federated National and American Vehicle, each company's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Insurance, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

         The extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the NAIC's requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL was 300.8%, 273.2% and 370.9% at December 31, 2001, 2000 and 1999, respectively. American Vehicle's ratio of statutory surplus to its ACL was 3,234.6% at December 31, 2001. Regulatory action is triggered if surplus falls below 200.0% of the ACL amount.

         The NAIC has also developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance departments in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2001, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on 7 out of 12 ratios. Federated National was not in the "usual ranges" primarily because of the losses on the common stock portfolio and because of the short fall in Federated National's loss and LAE reserves in 2000 and 1999. Federated National has sold its common stock portfolio and no longer invests in common stock. In addition, Federated National has carefully reviewed its loss and LAE reserves and management believes that such reserves at December 31, 2001 are adequate. American Vehicle was outside NAIC's usual ranges on three ratios primarily because prior to its acquisition, American Vehicle had not written insurance policies since 1997 and was under capitalized. Management does not currently believe that the Florida Department of Insurance will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

         Effective January 1, 2001, the Company's insurance subsidiaries adopted the Codification of Statutory Accounting Principles guidance issued by the NAIC, which provides guidance for areas where statutory accounting has been silent and changes current accounting in some areas. The adoption of this codification did not have a material effect on the Company's consolidated financial statements.

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

         FRANCHISE COMPANY REGULATION

         FedUSA is subject to Federal Trade Commission ("FTC") regulation, and state and international laws which regulate the offer and sale of franchises. FedUSA is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires FedUSA to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

         State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws often require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination among franchisees in charges, royalties or fees.

         UNDERWRITING AND MARKETING RESTRICTIONS

         During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

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

         INDUSTRY RATINGS SERVICES

         Federated National received a B rating and American Vehicle received a B+ rating from A.M. Best during 2001. A.M. Best's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Federated National is rated "A" (Strong) by Demotech, Inc.

         EXECUTIVE OFFICERS

         Set forth below is certain information concerning the executive officers of the Company that are not also directors of the Company:

         SAMUEL A. MILNE has served as the Company's Chief Financial Officer since July 1999. Prior thereto, Mr. Milne was an employee of Premier Administrative Services, Inc., a financial consulting company from July 1998 to July 1999. From May 1995 to April 1998, Mr. Milne was Senior Vice President and Chief Financial Officer for BankUnited Financial Corporation. From April 1992 to May 1995, Mr. Milne was Senior Vice President and Chief Financial Officer for Consolidated Bank, N.A. From August 1984 to September 1991, Mr. Milne served in a number of executive positions at Southeast Bank, N.A., most recently serving as Senior Vice President-Finance. Prior thereto, Mr. Milne was a Senior Manager with Arthur Andersen LLP, the international public accounting firm.

         EMPLOYEES

         As of December 31, 2001, the Company and its subsidiaries had 231 employees, including four executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.

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

COMBINED RATIO                                  The total of the Loss Ratio plus
                                                the Expense Ratio on either SAP
                                                or GAAP basis.

EXPENSE RATIO                                   Under SAP, the ratio of
                                                underwriting expenses to net
                                                written premiums. Using GAAP
                                                basis, the ratio of underwriting
                                                expenses to net premiums earned.

GENERALLY ACCEPTED ACCOUNTING                   Accounting practices and
   PRINCIPLES ("GAAP")                          principles, as defined
                                                principally by the American
                                                Institute of Certified Public
                                                Accountants, the Financial
                                                Accounting Standards Board, and
                                                the Commission. GAAP is the
                                                method of accounting typically
                                                used by the Company for
                                                reporting to persons or entities
                                                other than insurance regulatory
                                                authorities.

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

INCURRED BUT NOT REPORTED LOSSES                The estimated liability of an
("IBNR")                                        insurer, at a given point in
                                                time, with respect to losses
                                                that have been incurred but not
                                                yet reported to the insurer, and
                                                for potential future
                                                developments on reported claims.

INSURANCE REGULATORY INFORMATION                A system of ratio analysis
SYSTEM ("IRIS")                                 developed by the NAIC primarily
                                                intended to assist
                                                state insurance departments in
                                                executing their statutory
                                                mandates to oversee the
                                                financial condition of insurance
                                                companies.

LOSS ADJUSTMENT EXPENSE ("LAE")                 The expense of investigating and
                                                settling claims, including legal
                                                fees, outside adjustment
                                                expenses and other general
                                                expenses of administering the
                                                claims adjustment process.

LOSS RATIO                                      Under both SAP and GAAP, net
                                                losses and LAE incurred, divided
                                                by net premiums earned,
                                                expressed as a percentage.

LOSS RESERVES                                   The estimated liability of an
                                                insurer, at a given point in
                                                time, with respect to unpaid
                                                incurred losses, including
                                                losses, which are IBNR and
                                                related LAE.

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

NATIONAL ASSOCIATION OF INSURANCE               A voluntary organization of
COMMISSIONERS ("NAIC")                          state insurance officials that
                                                promulgates model laws
                                                regulating the insurance
                                                industry, values securities
                                                owned by insurers, develops and
                                                modifies insurer financial
                                                reporting, statements and
                                                insurer performance criteria and
                                                performs other services with
                                                respect to the insurance
                                                industry.

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

REINSURANCE                                     A procedure whereby a primary
                                                insurer transfers (or "cedes") a
                                                portion of its risk to a
                                                reinsurer in consideration of a
                                                payment of premiums by the
                                                primary insurer to the reinsurer
                                                for their assumption of such
                                                portion of the risk. Reinsurance
                                                can be affected by a treaty or
                                                individual risk basis.
                                                Reinsurance does not legally
                                                discharge the primary insurer
                                                from its liabilities with
                                                respect to its obligations to
                                                the insured.

REINSURERS                                      Insurers (known as the reinsurer
                                                or assuming company) who agree
                                                to indemnify another insurer
                                                (known as the reinsured or
                                                ceding company) against all or
                                                part of a loss that the latter
                                                may incur under a policy or
                                                policies it has issued.

 RISK-BASED CAPITAL REQUIREMENTS                Capital requirements for
("RBC")                                         property and casualty insurance
                                                companies adopted by the NAIC to
                                                assess minimum capital
                                                requirements and to raise the
                                                level of protection that
                                                statutory surplus provides for
                                                policy holder obligations.

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

STATUTORY ACCOUNTING PRACTICES                  Those accounting principles and
("SAP")                                         practices which provide the
                                                framework for the preparation of
                                                financial statements, and the
                                                recording of transactions, in
                                                accordance with the rules and
                                                procedures adopted by regulatory
                                                authorities, generally
                                                emphasizing solvency
                                                consideration rather than a
                                                going concern concept of
                                                accounting. The principal
                                                differences between SAP and GAAP
                                                are as follows: (a) SAP, certain
                                                assets (non-admitted assets) are
                                                eliminated from the balance
                                                sheet; (b) under SAP, policy
                                                acquisition costs are expensed
                                                upon policy inception, while
                                                under GAAP they are deferred and
                                                amortized over the term of the
                                                policies; (c) under SAP,certain
                                                reserves are recognized which
                                                are not recognized under GAAP.

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

ITEM 2.  PROPERTIES
-------  ----------

         The Company's agencies are primarily located in leased locations pursuant to leases expiring at various times through February 2016. The aggregate annual rental for the facilities is approximately $495,000. Two locations are owned by 21st Century Holding Company.

         Federated National owns the Company's current headquarters in Plantation, Florida, a two story building with approximately 13,960 square feet of office space. Federated National also owns and partially occupies a three story building with approximately 39,250 square feet of office space in Lauderdale Lakes, Florida. Approximately 40% of the Lauderdale Lakes building is leased to third parties and the remainder is occupied by Federated National or is vacant.

         The Company believes that these facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The Company is currently awaiting the Court's ruling on its Motion to Dismiss the plaintiff's First Amended Complaint.

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remains one outstanding issue, which is the assessment of attorney's fees and costs. A petition has been filed seeking costs of $136,000 and appellate attorney's fees in excess of $2 million. If American Vehicle is found liable for such fees and costs, they are indemnified by American Vehicle's previous owners, in accordance with the purchase agreement. Furthermore, the $500,000 purchase price paid to the former owners remains in escrow pending settlement of the fees and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

(A) MARKET INFORMATION

         The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "TCHC" since November 5, 1998. For the calendar quarters indicated, the table below sets forth the high and low closing prices per share of the Common Stock based on published financial resources.

     QUARTER ENDED                   HIGH             LOW
     -------------                   ----             ---
     March 31, 2001                 $3.38            $1.91
     June 30, 2001                  $3.10            $2.03
     September 30, 2001             $2.65            $0.98
     December 31, 2001              $3.15            $1.50

     March 31, 2000                 $8.00            $3.94
     June 30, 2000                  $7.00            $4.50
     September 30, 2000             $5.00            $3.06
     December 31, 2000              $4.00            $2.81


(B) SALES OF UNREGISTERED SECURITIES

         The following unregistered shares of the Company's Common Stock were issued in 2001:

          SHARES          DATE            REASON
          ------          ----            ------
          51,700       January 2001      Employees bonuses
          10,000       November 2001     Employee bonus

         No commissions were paid in connection with the foregoing sales, which were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


(C) HOLDERS

         As of March 26, 2002, there were approximately 37 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners of its Common Stock is in excess of 450.


(D) DIVIDENDS

     The Company began paying a quarterly dividend of $0.02 per share on its Common Stock in the fourth quarter of 2000, and expects to continue to pay a quarterly dividend in the future. However, the ability of the Company to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the Company. See "Regulations" in Part I, Item I.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                As of or for the year ended December 31,
                                                                ---------------------------------------
OPERATIONS DATA:                                 2001             2000            1999             1998            1997
                                                 ----             ----            ----             ----            ----
Revenue:
   Gross premiums written................... $34,271,338      $32,073,768     $19,273,561      $21,195,144     $17,675,375
   Gross premiums ceded..................... (12,789,404)      (7,625,095)     (6,221,853)      (6,628,270)     (4,659,378)
                                              ----------       ----------      ----------       ----------      ----------

       Net premiums written.................  21,481,934       24,448,673      13,051,708       14,566,874      13,015,997
   Decrease (increase) in unearned premiums,
     net of prepaid reinsurance premiums....  (1,226,373)      (4,127,334)        404,640         (604,143)     (2,091,718)
                                              ----------       ----------      ----------       ----------      ----------

       Net premiums earned..................  20,255,561       20,321,339      13,456,348       13,962,731      10,924,279
   Commission income........................   2,828,779        2,780,869       4,410,856        2,036,637       2,357,579
   Finance revenue..........................   5,267,523        5,709,848       3,696,843        1,825,268         220,434
   Managing general agent fees..............   5,871,388        5,410,500         963,797          971,794         819,576
   Net investment income....................   1,066,641        1,225,413         853,659          983,592       1,047,348
   Net realized investment gains (losses)... (2,911,658)        (109,256)        952,153           441,810        (19,395)
   Other income.............................   3,098,332        2,214,894       1,043,798          446,635         399,319
                                               ---------        ---------       ---------          -------         -------

       Total revenue........................  35,476,566       37,553,607      25,377,454       20,668,467      15,749,140
                                              ----------       ----------      ----------       ----------      ----------

Expenses:
   Losses and loss adjustment expenses......  16,154,902       14,990,118       8,094,677        9,133,332       7,414,151
   Operating and underwriting expenses......  11,644,183       11,892,577       7,032,428        4,291,613       3,300,713
   Salaries and wages.......................   8,478,771        9,375,775       7,474,572        4,042,226       3,148,558
   Amortization of deferred acquisition
     costs, net.............................   1,467,238       1,673,754         (18,563)          179,057         343,716
   Amortization of goodwill.................     540,010          606,653         547,548          239,619          38,102
                                              ----------       ----------      ----------       ----------      ----------

       Total expenses.......................  38,285,104       38,538,877      23,130,662       17,885,847      14,245,240
                                              ----------       ----------      ----------       ----------      ----------

Income (loss) before provision for income
   tax expense and extraordinary gain.......  (2,808,538)        (985,270)      2,246,792        2,782,620       1,503,900
(Provision) benefit for income tax expense..     630,553          462,396        (680,061)        (965,000)       (339,369)
                                              ----------       ----------      ----------       ----------      ----------

       Net income (loss) and extraordinary
         gain..............................   (2,177,985)        (522,874)      1,566,731        1,817,620       1,164,531

Extraordinary gain..........................   1,185,895               --              --               --              --
                                               ---------       ----------      ----------      -----------     -----------

       Net income (loss)....................  $ (992,090)      $ (522,874)     $1,566,731       $1,817,620      $1,164,531
                                              ==========       ==========      ==========       ==========      ==========


Basic net income (loss) per share
   before extraordinary gain................  $    (0.69)      $    (0.15)     $     0.46       $     0.79      $     0.55
                                              ==========       ==========      ==========       ==========      ==========

Extraordinary gain..........................        0.38               --              --               --              --
                                              ==========       ==========      ==========       ==========      ==========

Basic net income (loss) per share...........  $    (0.31)      $    (0.15)     $     0.46       $     0.79      $     0.55
                                              ==========       ==========      ==========       ==========      ==========

Cash dividends declared per share...........  $     0.08       $     0.02              --               --              --
                                              ==========       ==========      ==========       ==========      ==========


BALANCE SHEET DATA:

Total assets................................ $56,228,577      $55,412,969     $38,686,404      $38,176,403     $25,184,892
   Investments..............................  17,507,422       18,965,798      13,916,571       17,705,266      15,759,590
   Finance contracts, consumer loans and
     pay advances receivable, net...........  10,813,881       13,792,791       9,642,163        7,093,593       2,226,777

Total liabilities...........................  42,019,446       40,456,972      22,932,516       23,208,580      20,457,239
   Unpaid losses and loss adjustment expenses 11,005,337       9,765,848        6,314,307        7,603,460       6,726,462
   Unearned premiums........................  14,951,228       13,038,417       8,037,083        8,534,320       7,499,742
   Revolving credit outstanding.............   6,676,817        8,091,034       4,650,026        2,062,948       1,593,752

Total shareholders' equity.................. $14,209,131      $14,955,997     $15,753,888      $14,967,823     $ 4,727,653

Book value per share........................ $      4.69      $      4.49     $      4.67      $      4.47     $      4.54

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------------------------------------------------

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiaries, Federated National and American Vehicle. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National, American Vehicle and third-party insurance companies through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium and pay advances through Fed First.

         The Company markets and distributes Federated National's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 Company-owned agencies, 18 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and service through its 80% owned subsidiary, Express Tax. Currently, Express Tax has 850 licensees in 32 states.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if the Company's estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, the Company will be required to increase reserves with a corresponding reduction in the Ccompany's net income in the period in which the deficiency is identified.

         The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below the pricing structure of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Companies of comparable or smaller size, which compete with the Company in the nonstandard automobile insurance industry, include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense and the recoverability of goodwill. In addition, significant estimates form the bases for the Company's reserves with respect to finance contracts, consumer loans, pay advances receivable, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and loss adjustment expense, an actuarial valuation. Management constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

ANALYSIS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

         INVESTMENTS. Investments decreased $1.5 million to $17.5 million as of December 31, 2001 from $19.0 million as December 31, 2000 primarily as a result of losses in the Company's common stock portfolio which was sold in the third quarter.

         FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE. Finance contracts, consumer loans and pay advances receivable decreased $3.0 million from $13.8 million as of December 31, 2000 to $10.8 million as of December 31, 2001 primarily because, beginning in the third quarter, the Company now only finances contracts from Company owned agencies and Company franchised agencies and no longer finances contracts originated by third party agencies.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums increased $2.7 million to $5.6 million as of December 31, 2001 from $2.9 million as of December 31, 2000 because the Company increased its quota-share reinsurance on automobile insurance from 30% of premiums to 50%, effective January 1, 2001.

         PREMIUMS RECEIVABLE. Premiums receivable were $1.6 million as of December 31, 2001, an increase of $1.4 million as compared to $247,000 outstanding as of December 31, 2000. This increase is the result of added emphasis placed on direct bill premium financing by Federated National.

         REINSURANCE RECOVERABLE. Reinsurance recoverable increased $3.9 million to $7.0 million as of December 31, 2001 from $3.1 million as of December 31, 2000. This increase is the result of the increase of reinsurance discussed above.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs decreased from $1.2 million as of December 31, 2000 to $12,000 as of December 31, 2001. Included in the December 31, 2000 balance were deferred commissions of $2.1 million offset by unearned ceded commissions of $877,000. As of December 31, 2001, deferred commissions were $1.7 million offset by unearned ceded commissions of $1.7 million. The increase in unearned ceded commissions is related to the increase in reinsurance discussed above.

         DEFERRED INCOME TAXES. The deferred income tax asset decreased $664,000 to $2.3 million as of December 31, 2001 from $2.9 million as of December 31, 2000, primarily due to the sale of the Company's common stock portfolio, which had an unrealized loss of $1.7 million as of December 31, 2000.

         GOODWILL. Goodwill declined from $2.8 million as of December 31, 2000 to $1.8 million as of December 31, 2001, due to amortization of $540,000 and a reduction in goodwill because of the sale of 11 insurance agencies.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid loss and loss adjustment expenses increased $1.2 million, from $9.8 million at December 31, 2000 to $11.0 million as of December 31, 2001. This increase is primarily due to an increase in losses and loss adjustment expenses recorded during the year..

         UNEARNED PREMIUM. Unearned premium increased $2.0 million form $13.0 million as of December 31, 2000 to $15.0 million as of December 31, 2001. The balance of unearned premium is determined by the amount and timing of when policies are written.

         PREMIUM DEPOSITS. Premium deposits were $1.1 million as of December 31, 2001 as compared $382,000 as of December 31, 2000. This change is caused primarily by the timing of disbursements for cancelled policies and the timing of receipt of premium dollars as compared to the receipt of the policy from the agents.

         REVOLVING CREDIT OUTSTANDING. Revolving credit outstanding decreased $1.4 million to $6.7 million as of December 31, 2001 from $8.1 million as of December 31, 2000. This decrease is related to the decrease in finance contracts discussed above.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $2.2 million, or 6.9%, to $34.3 million for the year ended December 31, 2001 as compared to $32.1 million in 2000. The increase is primarily due to an increase in homeowners premiums written, which increased to $7.7 million in 2001 from $4.6 million in 2000.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased from $7.6 million for the year ended December 31, 2000, to $12.8 million for the year ended December 31, 2001. In 2000, the Company had 30% automobile quota-share reinsurance as compared to 50% automobile quota-share reinsurance in 2001.

         DECREASE (INCREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $1.2 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. This decrease is due primarily to the change in quota-share reinsurance discussed above.

         NET REALIZED INVESTMENT GAINS (LOSSES). The Company experienced net losses of $2.9 million for the year ended December 31, 2001 compared to $109,000 for the same period in 2000. Realized gains or losses are primarily a function of the equity markets. In August 2001, the Company divested itself of its investments in common stock and will no longer invest in common stock.

         OTHER INCOME. Other income increased $883,000 to $3.1 million for the year ended December 31, 2001 from $2.2 million for 2000. This increase is primarily attributable to an increase in adjusting fees due to the addition in 2000 of two nonaffiliated insurance companies as claims adjusting customers.

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2001 was 79.8% compared with 73.8% for 2000. Losses and LAE incurred increased $1.2 million to $16.2 million for 2001 from $15.0 million for 2000. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. In 2001, the Company experienced a significant increase in lawsuits relating to automobile claims. Management believes this increase in lawsuits was in anticipation of the effective date of recent legislation passed by the Florida legislature. This legislation, which became effective October 1, 2001, includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         EXTRAORDINARY GAIN. In August 2001, the Company recorded an extraordinary gain of $1.2 million which represents the excess of the fair value of the net assets purchased over the purchase price, when the Company acquired American Vehicle.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $12.8 million, or 66.4% to $32.1 million for the year ended December 31, 2000 as compared to $19.3 million in 1999. This increase is attributable to an increase in pricing by the Company's major competitors, as well as a 10% rate reduction by the Company, all effective December 1, 1999. Prior to December 1999, these two competitors' pricing was below the Company's pricing. After the price changes, the Company became more competitive with respect to pricing, resulting in a substantial increase in written premiums. The Company reversed its 10% rate reduction effective June 1, 2000 to slow the growth in premiums written and further increased prices on selected products in October 2000.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased $1.4 million to $7.6 million for the year ended December 31, 2000 from $6.2 million for the year ended December 31, 1999. The increase in gross premiums ceded is directly related to the increase in gross premiums written.

         NET PREMIUMS EARNED. Net premiums earned increased 51.0% to $20.3 million for the year ended December 31, 2000 from $13.5 million for the year ended December 31, 1999. The increase in net premiums written discussed above was partially offset by the increase in the deferral of premiums over the life of the policies.

         COMMISSION INCOME. Commission income decreased 37.0% to $2.8 million for the year ended December 31, 2000 from $4.4 million in 1999. Commission income consists of fees earned by Company-owned agencies placing business with third-party insurers and third-party premium finance companies. The decrease is attributable to a higher percentage of commissions from Federated National and Assurance MGA, which are eliminated in consolidation.

         FINANCE REVENUES. Finance revenues increased 54.5% to $5.7 million for the year ended December 31, 2000 from approximately $3.7 million in 1999. The increase was attributable to an increase in the number of premium contracts financed by Federated Premium, as well as income generated from pay advances, which began operations in the third quarter 1999.

         NET INVESTMENT INCOME. Net investment income increased 43.6% or $372,000 to $1.2 million for the year ended December 31, 2000 from $854,000 for the year ended December 31, 1999 because the Company had additional funds invested from the increase in premiums written by Federated National and third party insurers for which Assurance MGA is the managing general agent.

         NET REALIZED INVESTMENT GAINS (LOSSES). In 1999, the Company realized $952,000 in investment gains compared to investment losses of $109,000 in 2000. This change is due to the downturn in the stock market in the last third of 2000.

         MANAGING GENERAL AGENT FEES. Managing general agent fees increased from $964,000 for the year ended December 31, 1999 to $5.4 million for the year ended December 31, 2000. This increase is because Assurance MGA began writing policies for one unaffiliated insurance company in July 1999 and for an additional company in January 2000. Prior to July 1999, substantially all policies were written for Federated National for which Assurance MGA retained $25 per policy.

         OTHER INCOME. Other income increased $1.2 million to $2.2 million for the year ended December 31, 2000 from $1.0 million for the same period in 1999. This increase is primarily attributable to increased tax preparation fees of $860,000 and adjusting fee income of $634,000 for the year ended December 31, 2000 compared to $353,000 and $4,000, respectively, in 1999.

          LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for 2000 was 73.8% compared with 60.2 % for the same period in 1999. Losses and LAE incurred increased $6.9 million to $15.0 million for the year ended December 31, 2000 from $8.1 million for 1999. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company believes the increase in its loss ratio is a function of a 10% price reduction on policies written from December 1, 1999 to May 31, 2000 coupled with increased claims on policies issued during that period.

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses increased $4.9 million or 69.1% to $11.9 million for the year ended December 31, 2000 from $7.0 million for the year ended December 31, 1999. The increase is due primarily to the 47.9% increase in revenues and is expected to continue in the near future. Included in operating and underwriting expenses are the provision for credit losses and the provision for uncollectible premiums receivables. The provision for credit losses increased to $1,994,000 for the year ended December 31, 2000 from $838,000 for the year ended December 31, 1999. The provision for uncollectible premiums receivable increased to $432,000 for 2000 from $50,000 in 1999.

         SALARIES AND WAGES. Salaries and wages increased 25.4% to $9.4 million for 2000 from $7.5 million for 1999. The increase is related to the increase in the volume of business during the period.

          AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. The amortization of deferred policy acquisition costs increased from a credit of $19,000 for the year ended December 31, 1999 to a debit of $1.7 million for 2000. Policy acquisition costs consists of commission expenses paid to third-party agencies less commissions earned on reinsurance ceded. The increase is primarily due to policy acquisition costs of $1.6 million incurred by Assurance MGA for third party insurers' policies in 2000 compared to zero in 1999.

         INCOME TAX EXPENSE. The Company recorded a benefit for income taxes of $462,000 in 2000 as compared to a provision of $680,000 in 1999 primarily due to pre-tax income/loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under a revolving agreement discussed below. Because the Company is a holding company, it is largely dependent upon management fees and /or dividends from its subsidiaries for cash flow.

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in October 2001, allows for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. This initial additional amount declines by $100,000 each month beginning November 1, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2001 and 2000. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2001 and 2000 were approximately $6.7 million and $8.1 million, respectively.

         For the year ended December 31, 2001, operations generated a cash flow deficit of $946,000; however, operating cash flow is expected to be positive in the future as the Company currently believes operations will be profitable. The Company's investment portfolio, which is highly liquid as it consists almost entirely of readily marketable securities, is available to offset any cash flow deficits. Cash flow from investing activities was $2.5 million in 2001 and was used to offset deficits in operating and financing cash flows. Cash flow used by financing activities was $2.0 million in 2001, as the Company reduced its revolving credit outstanding and purchased shares of its common stock in the open market. Future financing activities may use cash, if the Company believes its stock is undervalued and decides to continue to purchase its shares in the open market. The Board of Directors has authorized the purchase in the open market of approximately $1.0 million of additional shares. The Company believes that its current capital resources, together with cash flow from its operations and investing activities will be sufficient to meet its anticipated working capital requirements for the foreseeable future. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2001 statutory minimum capital and surplus requirement of $3.0 million as defined in the Florida Insurance Code. The Companies are in compliance with this requirement. The Companies are also required to adhere to prescribed net premium-to-capital surplus ratios and for the year ended December 31, 2001, the Companies were in compliance with these ratios.

         The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2001, by the insurance companies without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December
31. No dividends were paid by Federated National or American Vehicle during 2001, 2000 or 1999.

         The Company is required to comply with the NAIC's risk-based capital requirements. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2001, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital surplus was approximately $5.7 million as of December 31, 2001 and $6.2 million as of December 31, 2000. Statutory net income was a loss of $2.1 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively, and income of $1.1 million for 1999. American Vehicle had statutory capital surplus of approximately $3.1 million as of December 31, 2001 and had statutory net income of $64,000 in 2001.

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

SELECTED QUARTERLY FINANCIAL DATA

                                                                              Year ended December 31, 2001
                                                             --------------------------------------------------------------
                                                                  First          Second            Third          Fourth
                                                                 Quarter         Quarter          Quarter         Quarter
                                                                 ------         -------          -------         --------
Revenue:
  Net premiums earned ..................................    $  4,683,724     $  5,191,369     $  5,273,233     $  5,107,235
  Other revenue ........................................       4,864,426        2,971,661        3,400,731        3,984,187
                                                            ------------     ------------     ------------     ------------
     Total revenue .....................................       9,548,150        8,163,030        8,673,964        9,091,422
                                                            ------------     ------------     ------------     ------------
Expenses:
  Losses and loss adjustment expenses ..................       3,331,245        5,257,370        3,620,297        3,945,990
  Other expenses .......................................       5,450,816        5,328,624        6,376,311        4,974,451
                                                            ------------     ------------     ------------     ------------
     Total expenses ....................................       8,782,061       10,585,994        9,996,608        8,920,441
                                                            ------------     ------------     ------------     ------------
Income (loss) before provision for income tax
   expense and extraordinary gain ......................         766,089       (2,422,964)      (1,322,644)         170,981
(Provision) benefit for income tax expense .............        (267,343)         933,293          (12,133)         (23,264)
                                                            ------------     ------------     ------------     ------------
     Net income (loss) before extraordinary gain .......         498,746       (1,489,671)      (1,334,777)         147,717
Extraordinary gain .....................................              --               --        1,185,895               --
                                                            ------------     ------------     ------------     ------------
     Net income (loss) .................................    $    498,746     $ (1,489,671)    $   (148,882)    $    147,717
                                                            ============     ============     ============     ============

Basic net income (loss) per share
   before extraordinary gain ...........................    $       0.15     $      (0.47)    $      (0.43)    $       0.05
                                                            ============     ============     ============     ============
Extraordinary gain per share ...........................              --               --             0.38               --
                                                            ============     ============     ============     ============
Basic net income (loss) per share ......................    $       0.15     $      (0.47)    $      (0.05)    $       0.05
                                                            ============     ============     ============     ============



                                                                              Year ended December 31, 2000
                                                            --------------------------------------------------------------
                                                               First           Second            Third           Fourth
                                                              Quarter          Quarter          Quarter          Quarter
                                                            ------------     ------------     ------------     ------------
Revenue:
  Net premiums earned ..................................    $  4,303,400     $  5,897,780     $  6,288,711     $  3,831,448
  Other revenue ........................................       4,726,731        4,478,558        6,382,173        1,644,806
                                                            ------------     ------------     ------------     ------------
     Total revenue .....................................       9,030,131       10,376,338       12,670,884        5,476,254
                                                            ------------     ------------     ------------     ------------
Expenses:
  Losses and loss adjustment expenses ..................       2,998,076        4,377,200        4,306,663        3,308,179
  Other expenses .......................................       5,210,803        5,515,421        7,406,240        5,416,295
                                                            ------------     ------------     ------------     ------------
     Total expenses ....................................       8,208,879        9,892,621       11,712,903        8,724,474
                                                            ------------     ------------     ------------     ------------
Income (loss) before provision for income tax
   expense and extraordinary gain ......................         821,252          483,717          957,981       (3,248,220)
(Provision) benefit for income tax expense .............        (280,023)        (148,948)        (344,132)       1,235,499
                                                            ------------     ------------     ------------     ------------
     Net income (loss) .................................    $    541,229     $    334,769     $    613,849     $ (2,012,721)
                                                            ============     ============     ============     ============

Basic net income (loss) per share ......................    $       0.16     $       0.10     $       0.18     $      (0.60)
                                                            ============     ============     ============     ============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

         The Company's investment objective is to maximize total rate of return after Federal income taxes while maintaining liquidity and minimizing risk. The Company's current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable to 17%, 0% and 10%, respectively, of total consolidated investments. The Company also complies with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

         The Company's investment policy is established by its Board of Directors and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2001, approximately 95.5% of the Company's investments were in fixed income securities and short-term investments, which are considered to be available for sale, based upon the Company's intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. The Company may in the future also consider fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any material swaps, options, futures or forward contracts to hedge or enhance its investment portfolio.

         The Company's investment portfolio is managed by the Company's Investment Committee consisting of the Company's President and one outside advisor, in accordance with guidelines established by the Florida Department of Insurance.

         The table below sets forth investment results for the periods indicated.

                                                                           YEARS ENDED DECEMBER 31,
                                                                   2001              2000             1999
                                                                   ----              ----             ----
                                                                          (DOLLARS IN THOUSANDS)

Interest on fixed maturities...............................      $   485           $  552            $ 777
Dividends on equity securities.............................           13               44               72
Interest on short-term investments.........................          559              647               23
Other......................................................           39               10                5
                                                                 -------            -----            -----

Total investment income....................................        1,096            1,253              877
Investment expense.........................................         (29)              (28)             (23)
                                                                 -------           ------            -----
Net investment income......................................      $ 1,067           $1,225            $ 854
                                                                 =======           ======            =====

Net realized gain (loss)...................................      $(2,912)          $ (109)           $ 952
                                                                 =======           ======            =====

         The following table summarizes, by type, the investments of the Company as of December 31, 2001.

                                                                              CARRYING       PERCENT
                                                                               AMOUNT        OF TOTAL
                                                                              -------        --------
                                                                               (DOLLARS IN THOUSANDS)
Fixed maturities, at market:
  U.S. government agencies and authorities                                     $ 2,630         15.0%
  Obligations of states and political subdivisions                               5,986         34.3
  Corporate securities                                                           7,954         45.4
  Collateralized mortgage obligations                                              143          0.8
                                                                               -------         ----
   Total fixed maturities                                                       16,713         95.5
  Equity securities, at market                                                     192          1.1
  Mortgage notes receivable                                                        602          3.4
                                                                               -------         ----
   Total investments                                                           $17,507          100%
                                                                               =======         =====

         Fixed maturities are carried on the Company's balance sheet at market. At December 31, 2001, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation):

                              CARRYING          PERCENT OF
                               AMOUNT              TOTAL
                               ------              -----
                                 (DOLLARS IN THOUSANDS)
AAA...................         $ 2,875              17.2%
AA....................             255               1.5
A.....................           5,844              35.0
BBB...................           2,030              12.1
BB++..................           2,193              13.1
Not rated.............           3,516              21.1
                               -------             -----
                               $16,713             100.0%
                               =======             =====

         The following table summarizes, by maturity, the fixed maturities of the Company as of December 31, 2001.

                                                               CARRYING          PERCENT OF
                                                                AMOUNT             TOTAL
                                                                ------             -----
                                                                  (DOLLARS IN THOUSANDS)
Matures In:
One year or less.....................................             $434             2.6%
One year to five years...............................            7,407            44.3
Five years to 10 years...............................            3,643            21.8
More than 10 years...................................            5,229            31.3
                                                               -------           -----

    Total fixed maturities...........................          $16,713           100.0%
                                                               =======           =====

         At December 31, 2001, the weighted average maturity of the fixed maturities portfolio was approximately 8 years.

         The following table provides information about the Company's financial instruments as of December 31, 2001 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

                                                                                                                           Carrying
                                                         2002      2003      2004     2005     2006   Thereafter  Total     Amount
                                                         ----      ----      ----     ----     ----   ----------  -----    --------
                                                                                  (dollars in thousands)
Principal amount by expected maturity:
  U.S. government agencies and authorities               $425      $ --      $100   $1,140      $416      $500    $2,581      $2,630
  Obligations of states and political
    subdivisions                                           --       100       100       --        --     5,870     6,070       5,986
  Corporate securities                                     --        --     1,000       --     4,416     2,834     8,250       7,954
  Collateralized mortgage obligations                       2         2         2        2         2       126       136         143
  Equity securities, at market                             --        --        --       --        --       250       250         192
  Mortgage notes receivable                               456         7         7        8         9       115       602         602
                                                          ---      ----    ------   ------    ------    ------   -------     -------
         Total investments                               $883      $109    $1,209   $1,150    $4,843    $9,695   $17,889     $17,507
                                                         ====      ====    ======   ======    ======    ======   =======     =======

Weighted average interest rate by expected maturity:
  U.S. government agencies and authorities               5.39%       --%     5.88%    7.13%     4.47%     8.00%     6.54%
  Obligations of states and political subdivisions         --      4.60      6.00       --        --      5.18      5.19
  Corporate securities                                     --        --      6.50       --      6.99      7.03      6.94
  Collateralized mortgage obligations                    8.00      8.00      8.00     8.00      8.00      8.00      8.00
  Equity securities, at market                             --        --        --       --        --      5.49      5.49
  Mortgage notes receivable                              9.98      8.50      8.50     8.50      8.50      8.50      9.62
                                                        -----      ----      ----     ----      ----      ----      ----
         Total investments                               7.77%     4.90%     6.42%    7.14%     6.78%     5.95%     6.29%
                                                        =====      ====      ====     ====      ====      ====      ====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                   ----

Independent Auditors' Reports.................................................................................      33
Consolidated Balance Sheets
  as of December 31, 2001 and 2000............................................................................      35
Consolidated Statements of Operations
  For the years ended December 31, 2001, 2000 and 1999........................................................      36
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
  For the years ended December 31, 2001, 2000 and 1999........................................................      37
Consolidated Statements of Cash Flows
  For the years ended December 31, 2001, 2000 and 1999........................................................      38
Notes to Consolidated Financial Statements....................................................................      40

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of 21st Century Holding Company:

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company and Subsidiaries ("the Company" and a Florida Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                       MCKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
  March 29, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
21st Century Holding Company:

We have audited the accompanying consolidated statement of operations of 21st Century Holding Company and subsidiaries (the "Company") and the related consolidated statements of changes in shareholders' equity and comprehensive income (loss), and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of 21st Century Holding Company and subsidiaries and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Miami, Florida
March 30, 2000

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                            2001                2000
                                                                                            ----                ----
                                                  ASSETS
Investments
  Fixed maturities, available for sale, at fair value ..........................       $ 16,713,321        $ 15,691,147
  Equity securities ............................................................            192,500           2,889,627
  Mortgage loans ...............................................................            601,601             385,024
                                                                                       ------------        ------------

      Total investments ........................................................         17,507,422          18,965,798
                                                                                       ------------        ------------

Cash and cash equivalents ......................................................          2,150,665           2,627,041
Finance contracts, consumer loans and pay advances receivable, net of
  allowance for credit osses of $723,756 and $832,231, respectively ............         10,813,881          13,792,791
Prepaid reinsurance premiums ...................................................          5,559,909           2,924,082
Premiums receivable, net of allowance for credit losses of $235,000 and
  $325,000, respectively .......................................................          1,560,914             246,787
Reinsurance recoverable, net ...................................................          7,053,329           3,142,239
Deferred acquisition costs, net ................................................             11,952           1,192,260
Deferred income taxes ..........................................................          2,252,176           2,915,894
Property, plant and equipment, net .............................................          5,086,884           5,381,780
Other assets ...................................................................          2,442,092           1,428,547
Goodwill, net ..................................................................          1,789,353           2,795,750
                                                                                       ------------        ------------

      Total assets .............................................................       $ 56,228,577        $ 55,412,969
                                                                                       ============        ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses .....................................       $ 11,005,337        $  9,765,848
Unearned premiums ..............................................................         14,951,228          13,038,417
Premium deposits ...............................................................          1,133,977             382,058
Revolving credit outstanding ...................................................          6,676,817           8,091,034
Bank overdraft .................................................................          3,522,512           3,212,962
Unearned commissions ...........................................................          2,098,808           2,505,690
Accounts payable and accrued expenses ..........................................          2,030,015           2,674,088
Drafts payable to insurance companies ..........................................            600,752             786,875
                                                                                       ------------        ------------

      Total liabilities ........................................................         42,019,446          40,456,972
                                                                                       ------------        ------------

Commitments and contingencies

Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares; issued
    3,410,667 shares; outstanding 3,030,001 and 3,330,367 shares, respectively .             34,107              34,107
  Additional paid-in capital ...................................................         12,833,146          12,894,630
  Accumulated other comprehensive deficit ......................................           (218,137)         (1,300,404)
  Retained earnings ............................................................          2,400,301           3,642,066
  Treasury stock, 380,666 and 80,300 shares, respectively, at cost .............           (840,286)           (314,402)
                                                                                       ------------        ------------
      Total shareholders' equity ...............................................         14,209,131          14,955,997
                                                                                       ------------        ------------
      Total liabilities and shareholders' equity ...............................       $ 56,228,577        $ 55,412,969
                                                                                       ============        ============

See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                        2001                2000               1999
                                                                        ----                ----               ----
Revenue:
  Gross premiums written ........................................   $ 34,271,338        $ 32,073,768        $ 19,273,561
  Gross premiums ceded ..........................................    (12,789,404)         (7,625,095)         (6,221,853)
                                                                    ------------        ------------        ------------

           Net premiums written .................................     21,481,934          24,448,673          13,051,708
  Decrease (increase) in unearned premiums, net
     of prepaid reinsurance premiums ............................     (1,226,373)         (4,127,334)            404,640
                                                                    ------------        ------------        ------------

           Net premiums earned ..................................     20,255,561          20,321,339          13,456,348
  Commission income .............................................      2,828,779           2,780,869           4,410,856
  Finance revenue ...............................................      5,267,523           5,709,848           3,696,843
  Managing general agent fees ...................................      5,871,388           5,410,500             963,797
  Net investment income .........................................      1,066,641           1,225,413             853,659
  Net realized investment gains (losses) ........................     (2,911,658)           (109,256)            952,153
  Other income ..................................................      3,098,332           2,214,894           1,043,798
                                                                    ------------        ------------        ------------

           Total revenue ........................................     35,476,566          37,553,607          25,377,454
                                                                    ------------        ------------        ------------

Expenses:
  Losses and loss adjustment expenses ...........................     16,154,902          14,990,118           8,094,677
  Operating and underwriting expenses ...........................     11,644,183          11,892,577           7,032,428
  Salaries and wages ............................................      8,478,771           9,375,775           7,474,572
  Amortization of deferred acquisition costs, net ...............      1,467,238           1,673,754             (18,563)
  Amortization of goodwill ......................................        540,010             606,653             547,548
                                                                    ------------        ------------        ------------

           Total expenses .......................................     38,285,104          38,538,877          23,130,662
                                                                    ------------        ------------        ------------

Income (loss) before provision for income tax expense
  and extraordinary gain ........................................     (2,808,538)           (985,270)          2,246,792
(Provision) benefit for income tax expense ......................        630,553             462,396            (680,061)
                                                                    ------------        ------------        ------------

           Net income (loss) before extraordinary gain ..........     (2,177,985)           (522,874)          1,566,731

Extraordinary gain ..............................................      1,185,895                  --                  --
                                                                    ------------        ------------        ------------

           Net income (loss) ....................................   $   (992,090)       $   (522,874)       $  1,566,731
                                                                    ============        ============        ============


Basic net income (loss) per share before extraordinary gain .....   $      (0.69)       $      (0.15)       $       0.46
                                                                    ============        ============        ============

Extraordinary gain ..............................................           0.38                  --                  --
                                                                    ============        ============        ============

Basic net income (loss) per share ...............................   $      (0.31)       $      (0.15)       $       0.46
                                                                    ============        ============        ============


         See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         Accumulated
                                                                          Additional        Other
                                         Comprehensive      Common         Paid-In      Comprehensive
DESCRIPTION                                 Income           Stock         Capital         Deficit
-----------                              ------------     -----------      ----------      ----------

Balance as of December 31, 1998 .......             --    $     33,500    $ 12,460,287    $   (257,227)

 Net income ...........................   $  1,566,731              --              --              --
 Stock issued for acquisitions ........             --             600         429,400              --
 Acquisition of common shares .........             --              --              --              --
 Cancellation of common shares ........             --            (400)       (199,600)             --
 Net unrealized change in investments,
   net of tax effect of $595,855 ......       (987,603)             --              --        (987,603)
                                          ------------
Comprehensive income ..................   $    579,128              --              --              --
                                          ============    ------------    ------------    ------------
 Balance as of December 31, 1999 ......                         33,700      12,690,087      (1,244,830)


 Net loss .............................   $   (522,874)             --              --              --
 Cash dividends .......................             --              --              --              --
 Acquisition of common shares .........             --              --              --              --
 Stock issued .........................             --             407         204,543              --
 Net unrealized change in investments,
    net of tax effect of $33,530 ......        (55,574)             --              --         (55,574)
                                          ------------
Comprehensive loss ....................   $   (578,448)             --              --              --
                                          ============
                                                           ------------    ------------    ------------
Balance as of December 31, 2000 .......                         34,107      12,894,630      (1,300,404)

 Net loss .............................   $   (992,090)             --              --              --
  Cash dividends ......................             --              --              --              --
  Acquisition of common shares ........             --              --              --              --
  Stock issued  to employees ..........             --              --         (78,814)             --
  Stock option expense ................             --              --          17,330              --
  Net unrealized change in investments,
      net of tax effect of $784,079 ...      1,082,267              --              --       1,082,267
                                          ------------
Comprehensive income ..................   $     90,177              --              --              --
                                          ============
                                                          ------------    ------------    ------------
Balance as of December 31, 2001 .......                   $     34,107    $ 12,833,146    $   (218,137)
                                                          ============    ============    ============
[RESTUBBED]
                                                                               Total
                                              Retained         Treasury     Shareholders'
DESCRIPTION                                   Earnings          Stock          Equity
-----------                                   ---------         -------      ----------

Balance as of December 31, 1998 .......     $  2,731,263    $         --    $ 14,967,823

 Net income ...........................        1,566,731              --       1,566,731
 Stock issued for acquisitions ........               --              --         430,000
 Acquisition of common shares .........               --        (223,063)       (223,063)
 Cancellation of common shares ........               --         200,000              --
 Net unrealized change in investments,
   net of tax effect of $595,855 ......               --              --        (987,603)

Comprehensive income ..................               --              --              --
                                            ------------    ------------    ------------
 Balance as of December 31, 1999 ......        4,297,994         (23,063)     15,753,888


 Net loss .............................         (522,874)             --        (522,874)
 Cash dividends .......................         (133,054)             --        (133,054)
 Acquisition of common shares .........               --        (291,339)       (291,339)
 Stock issued .........................               --              --         204,950
 Net unrealized change in investments,
    net of tax effect of $33,530 ......               --              --         (55,574)

Comprehensive loss ....................               --              --              --

                                             ------------    ------------    ------------
Balance as of December 31, 2000 .......        3,642,066        (314,402)     14,955,997

 Net loss .............................         (992,090)             --        (992,090)
  Cash dividends ......................         (249,675)             --        (249,675)
  Acquisition of common shares ........               --        (784,798)       (784,798)
  Stock issued  to employees ..........               --         258,914         180,100
  Stock option expense ................               --              --          17,330
  Net unrealized change in investments,
      net of tax effect of $784,079 ...               --              --       1,082,267

Comprehensive income ..................               --              --              --

                                            ------------    ------------    ------------
Balance as of December 31, 2001 .......     $  2,400,301    $   (840,286)   $ 14,209,131
                                            ============    ============    ============


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         2001             2000             1999
                                                                                     ------------     ------------     ------------
Cash flow from operating activities:
    Net income (loss) ...........................................................    $   (992,090)    $   (522,874)    $  1,566,731
    Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
       Amortization (accretion) of investment premium (discount), net ...........         (50,738)         (10,592)           3,232
       Depreciation and amortization of property plant and equipment ............         396,047          323,743          199,537
       Amortization of goodwill .................................................         540,010          606,653          547,548
       Deferred income tax expense ..............................................        (132,284)      (1,096,850)        (106,337)
       Net realized investment (gains) losses ...................................       2,911,658          109,256         (952,153)
       Amortization of deferred acquisition costs, net ..........................       1,467,238        1,673,754          (18,563)
       Provision for credit losses, net .........................................       2,506,757        1,994,274          838,335
       Provision for uncollectible premiums receivable ..........................         421,349          432,052           50,000
       Loss on sale of agencies .................................................          13,198               --               --
       Stock option expense .....................................................          17,330               --               --
       Extraordinary Gain .......................................................      (1,185,895)              --               --
       Changes in operating assets and liabilities:
           Premiums receivable ..................................................      (1,735,476)         577,646       (1,306,485)
           Prepaid reinsurance premiums .........................................      (2,635,827)        (319,475)          92,597
           Reinsurance recoverable, net .........................................      (3,911,090)      (1,471,390)         255,887
           Deferred acquisition costs, net ......................................        (286,930)      (2,876,257)         118,330
           Other assets .........................................................        (550,666)        (447,261)        (163,146)
           Unpaid losses and loss adjustment expenses ...........................       1,136,120        3,451,541       (1,289,153)
           Unearned premiums ....................................................       1,912,811        5,001,334         (497,237)
           Premium deposits .....................................................         751,919           24,872         (135,236)
           Unearned commissions .................................................        (406,882)       1,702,933          216,165
           Drafts payable to insurance companies ................................        (186,123)         474,224           16,704
           Accounts payable and accrued expenses ................................        (945,983)       2,195,386       (1,420,953)
                                                                                     ------------     ------------     ------------
Net cash (used in) provided by operating activities .............................        (945,547)      11,822,969       (1,984,197)
                                                                                     ------------     ------------     ------------

Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale ..............      62,419,076       49,110,449       37,826,024
    Purchases of investment securities available for sale .......................     (59,713,976)     (54,081,724)     (34,715,726)
    Finance contracts receivable, consumer loans and pay advances receivable ....         472,153       (6,144,902)      (3,386,905)
    Mortgage loans ..............................................................        (450,000)        (272,773)        (120,000)
    Sale of and collection of mortgage loans ....................................         233,423            7,053          163,860
    Purchases of property and equipment .........................................        (153,387)      (3,191,018)        (910,561)
    Net cash used in acquisitions ...............................................        (301,330)              --         (491,697)
                                                                                     ------------     ------------     ------------
Net cash  provided by (used in) investing activities ............................       2,505,959      (14,572,915)      (1,635,005)
                                                                                     ------------     ------------     ------------

Cash flow from financing activities:
    Bank overdraft ..............................................................         309,550        1,684,226          328,795
    Loans from Shareholders .....................................................              --               --         (400,494)
    Dividends paid ..............................................................        (188,807)         (67,260)              --
    Purchases of treasury stock .................................................        (743,314)        (291,339)        (223,063)
    Repayment of indebtedness ...................................................              --         (312,823)              --
    Revolving credit outstanding ................................................      (1,414,217)       3,441,008        2,587,078
                                                                                     ------------     ------------     ------------
Net cash (used in) provided by financing activities .............................      (2,036,788)       4,453,812        2,292,316
                                                                                     ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents ............................        (476,376)       1,703,866       (1,326,886)
Cash and cash equivalents at beginning of year ..................................       2,627,041          923,175        2,250,061
                                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year ........................................    $  2,150,665     $  2,627,041     $    923,175
                                                                                     ============     ============     ============


                                   (Continued)


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                   (CONTINUED)


Supplemental disclosure of cash flow information: Cash paid (received) during the year for:
     Interest ........................................................................     $  591,618      $  662,809     $  374,496
                                                                                           ==========      ==========     ==========
       Income taxes ..................................................................     $ (915,037)     $1,529,690     $1,788,500
                                                                                           ==========      ==========     ==========
  Non-cash investing and financing activities:
    Accrued dividend payable .........................................................     $   60,868      $   65,794             --
                                                                                           ==========      ==========
    Stock issued to employees ........................................................     $  180,100      $  100,000             --
                                                                                           ==========      ==========
    Stock received for sale of agency ................................................     $   41,484              --             --
                                                                                           ==========
    Notes receivable, net of deferred gains, received  for sales of agencies .........     $  463,941              --             --
                                                                                           ==========
    Shares issued for settlement of note payable .....................................             --      $  104,950             --
                                                                                                           ==========
    Shares issued for acquisition of agency and majority owned subsidiary ............             --              --     $  430,000
                                                                                                                          ==========
    Notes payable  issued for agency acquisition .....................................             --              --     $  300,000
                                                                                                                          ==========


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(1) ORGANIZATION AND BUSINESS

         The accompanying consolidated financial statements include the accounts of 21st Century Holding Company and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly-owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National, American Vehicle and third-party insurance companies through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"), and pay advances through Fed First Corp ("Fed First").

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 18 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name.

         The Company offers income tax preparation software and service through its 80% owned subsidiary Express Tax Service Company ("Express Tax").

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

         A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the years ended December 31, 2001 and 2000, there are no unrealized losses deemed to be other than temporary. For the year ended December 31, 1999, the unrealized losses for declines in fair value deemed to be other than temporary were approximately $100,000 and are reported as a component of net realized investment gains (losses) on the consolidated statements of operations.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

  (C) PREMIUM REVENUE

         Premium revenue on property and casualty insurance is earned on a pro rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

  (D) DEFERRED ACQUISITION COSTS

         Deferred acquisition costs represent primarily commissions paid to the Company's outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceding premium commission earned from reinsurers, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

         An analysis of deferred acquisition costs follows:

                                                YEAR ENDED DECEMBER 31,
                                          2001           2000           1999
                                      -----------    -----------    -----------
Balance, beginning of period          $ 1,192,260    $   (10,243)   $    89,524
Acquisition costs deferred                286,930      2,876,257
                                                                       (118,330)
Amortized to expense during period     (1,467,238)    (1,673,754)        18,563
                                      -----------    -----------    -----------
Balance, end of period                $    11,952    $ 1,192,260    $   (10,243)
                                      ===========    ===========    ===========

         The negative deferred acquisition cost balance as of December 31, 1999 is the result of unearned reinsurance commissions exceeding policy acquisition costs.

  (E) PREMIUM DEPOSITS

         Premium deposits represent premiums received on policies not yet written. The Company takes approximately 30 working days to write the policy from the date the cash and policy application are received.

  (F) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are provided for through the establishment of liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon the Company's assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries, which totaled approximately $544,000, $559,000 and $342,000, net of reinsurance, at December 31, 2001, 2000 and 1999, respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

  (H) FINANCE REVENUE

         Interest and service income, resulting from the financing of insurance premiums and pay advances, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

  (I) CREDIT LOSSES

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses.

         The activity in the allowance for credit losses for premiums receivable was as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                 2001             2000              1999
                                                               --------        ---------           -------
         Allowance for credit losses at beginning of year      $325,000          $50,000           $    --
         Additions charged to bad debt expense                  421,349          432,052            50,000
         Write-downs charged against the allowance             (511,349)        (157,052)               --
                                                               --------        ---------           -------
         Allowance for credit losses at end of year            $235,000         $325,000           $50,000
                                                               ========         ========           =======

         See Note 4 for the activity in the allowance for credit losses for finance contracts, consumer loans and pay advances receivable.

  (J) MANAGING GENERAL AGENT FEES

         If substantially all the costs associated with the managing general agent ("MGA") contract are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


  (K) POLICY FEES

         Policy fees represent a $25 non-refundable application fee for insurance coverage, which is intended to reimburse the Company for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These underwriting costs are not included as a component of deferred acquisition costs.

  (L) REINSURANCE

         The Company recognizes the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. The Company is reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom the Company believes to be financially sound. At December 31, 2001, all reinsurance recoverables are considered collectible.

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

  (N) CONTINGENT REINSURANCE COMMISSION

         The Company's reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable. No contingent ceding commissions were recognized for the year ended December 31, 2001, approximately $78,000 of contingent ceding commissions were recognized as an expense for the year ended December 31, 2000, and approximately $89,000 of contingent ceding commissions were recognized in income in 1999.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


  (P) DUE FROM FLORIDA JOINT UNDERWRITING ASSOCIATION (THE "ASSOCIATION") PARTICIPATION

         An amount recorded as a component of other assets represents the Company's proportionate share of the net assets of the Association. The Company's proportionate share of premiums, losses, loss expenses, and other related items is recorded and presented in their respective accounts in the accompanying consolidated financial statements.

  (Q) ACCOUNTING CHANGES

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

  (R) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. There was no impact to the Company as a result of adopting this statement.

         On March 31, 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact on the Company's consolidated financial statements and notes thereto.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with SFAS No. 142's transitional goodwill impairment evaluation, the SFAS will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         And finally, any unamortized negative goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,789,353, and unamortized identifiable intangible assets in the amount of $16,964, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $540,010 for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

  (S) USE OF ESTIMATES

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


  (T) NATURE OF OPERATIONS

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

  (U) FAIR VALUE

         The fair value of the Company's investments are estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2001 and 2000. Changes in interest rates subsequent to December 31, 2001 may affect the fair value of the Company's investments. Refer to note 3(a) for details.

         The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2001 and 2000 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, consumer loans and pay advance receivable, due from reinsurers, drafts payable to insurance companies, revolving credit outstanding, bank overdraft, and accounts payable and accrued expenses.

         The fair value of mortgage loans is estimated using the present value of future cash flows based on the market rate for similar types of loans. Carrying value approximates market value as rates used are commensurate with market rate.

   (V) GOODWILL

         Goodwill, representing the excess of cost over the fair value of assets acquired, is amortized on a straight-line basis over seven years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2001. See Note 2 ( r ) for additional information.

   (W) STOCK OPTION PLAN

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         SFAS No. 123, "Accounting for Stock-Based Compensation", establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. ( See Note 16.)

  (X) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures 7 years. The carrying value of property, plant and equipment is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists at December 31, 2001.

(Y) RECLASSIFICATIONS

         Certain 2000 and 1999 financial statement amounts have been reclassified to conform with 2001 presentation.


(3) INVESTMENTS

  (A) FIXED MATURITIES AND EQUITY SECURITIES

         A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2001 and 2000 is as follows:

                                                                         GROSS             GROSS
                                                    AMORTIZED          UNREALIZED        UNREALIZED          ESTIMATED
                                                      COST               GAINS             LOSSES            FAIR VALUE
                                                   -----------        -----------        -----------        -----------
DECEMBER 31, 2001
Fixed Maturities:
  Mortgage-backed securities ...................   $   152,569        $        --        $     9,794        $   142,775
  U. S. Government obligations .................     2,604,780             25,144                 --          2,629,924
  Obligations of states and political
    subdivisions ...............................     6,122,521                 --            136,017          5,986,504
  Corporate securities .........................     8,035,773                 --             81,655          7,954,118
                                                   -----------        -----------        -----------        -----------
                                                   $16,915,643        $    25,144        $   227,466        $16,713,321
                                                   ===========        ===========        ===========        ===========

  Equity securities - preferred stocks .........   $   208,316        $        --        $    15,816        $   192,500
                                                   ===========        ===========        ===========        ===========

DECEMBER 31, 2000
Fixed Maturities:
  Mortgage-backed securities ...................   $   223,277        $        --        $    13,544        $   209,733
  U. S. Government obligations .................     3,212,927             92,353                 --          3,305,280
  Obligations of states and political
    subdivisions ...............................    10,568,822                 --            165,685         10,403,137
  Corporate securities .........................     2,044,485                 --            271,488          1,772,997
                                                   -----------        -----------        -----------        -----------
                                                   $16,049,511        $    92,353        $   450,717        $15,691,147
                                                   ===========        ===========        ===========        ===========
Equity Securities:
  Preferred stocks .............................   $   218,396        $        --        $    63,179        $   155,217
  Common stocks ................................     4,397,351        $        --          1,662,941          2,734,410
                                                   -----------        -----------        -----------        -----------
                                                   $ 4,615,747        $        --        $ 1,726,120        $ 2,889,627
                                                   ===========        ===========        ===========        ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Below is a summary of fixed maturities at December 31, 2001 and 2000 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               DECEMBER 31, 2001                DECEMBER 31, 2000
                                                          AMORTIZED        ESTIMATED        AMORTIZED          ESTIMATED
                                                            COST          FAIR VALUE          COST             FAIR VALUE
                                                        -----------       -----------       -----------        -----------
    Due in one year or less.........................     $  430,713       $  $434,338       $         0       $          0
    Due after one year through
     five years.....................................      7,399,113         7,406,880         2,712,927          2,799,345
    Due after five years through ten
     years..........................................      3,701,348         3,642,922         3,975,492          3,817,916
    Due after ten years.............................      5,384,469         5,229,181         9,361,092          9,073,886
                                                        -----------       -----------       -----------        -----------

                                                        $16,915,643       $16,713,321       $16,049,511        $15,691,147
                                                        ===========       ===========       ===========        ===========


         Political subdivision bonds with an amortized cost of approximately $1,519,000 and a fair market value of approximately $1,538,000 were on deposit with the Florida Department of Insurance as of December 31, 2001, as required by law.

         A summary of the sources of net investment income follows:

                                                               YEARS ENDED DECEMBER 31,
                                                          2001              2000             1999
                                                          ----              ----             ----
    Fixed maturities................................   $ 484,913        $  551,973       $  776,948
    Equity securities...............................      13,301            44,343           71,744
    Cash and cash equivalents.......................     559,017           646,780           23,363
    Other...........................................      38,390            10,459            5,162
                                                       ---------        ----------       ----------

       Total investment income......................   1,095,621         1,253,555          877,217
    Less investment expenses........................     (28,980)          (28,142)         (23,558)
                                                       ---------        ----------       ----------

       Net investment income........................  $1,066,641        $1,225,413       $  853,659
                                                      ==========        ==========       ==========

         Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 2001, 2000 and 1999 were $62,419,076, $49,110,449 and
$37,826,024, respectively.

         A summary of realized investment gains (losses) and (increases) decreases in net unrealized losses follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                              2001              2000               1999
                                                         ------------       -----------       ------------
     Net realized gains (losses):
     Fixed maturities.................................   $    173,294       $  (14,937)       $    (66,048)
     Equity securities................................     (3,084,952)         (94,319)          1,018,201
                                                         ------------        ---------        ============

        Total.........................................   $ (2,911,658)      $ (109,256)       $   $952,153
                                                         ============        =========        ============


    Change in net unrealized losses:
     Fixed maturities.................................   $    156,042       $1,112,530        $ (1,506,800)
     Equity securities................................      1,710,304       (1,201,634)            (71,022)
                                                         ------------       -----------       ------------

        Total.........................................   $  1,866,346       $  (89,104)       $(1,577,822)
                                                         ============       ==========        ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   (B) MORTGAGE LOANS

         A portion of these amounts represents outstanding balances from related party transactions. Refer to Note 13 for details.


(4)      FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE

         Below is a summary of the components of the finance contracts, consumer loans and pay advances receivable balance:

                                                                    DECEMBER 31,
                                                                2001              2000
                                                                ----              ----
         Finance contracts receivable                       $11,678,176      $14,580,589
         Consumer loans receivable                                   --          118,693
         Pay advances receivable                                322,763          493,707
                                                            -----------      -----------
                                                             12,000,939       15,192,989
         Less:   Unearned income                               (463,302)        (567,967)
               Allowance for credit losses                     (723,756)        (832,231)
                                                            -----------      -----------
         Finance contracts, consumer loans and
               pay advances receivable, net                 $10,813,881      $13,792,791
                                                            ===========      ===========

         The activity in the allowance for credit losses was as follows for the years ended December 31, 2001, 2000 and 1999:

                                                                2001             2000            1999
                                                             ----------      -----------       --------
         Allowance for credit losses at beginning of year    $  832,231      $   272,192       $195,883
         Additions charged to bad debt expense                2,506,757        1,994,274        838,335
         Write-downs charged against the allowance           (2,615,232)      (1,434,235)      (762,026)
                                                             ----------      -----------       --------
         Allowance for credit losses at end of year          $  723,756      $   832,231       $272,192
                                                             ==========      ===========       ========

         As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.


(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2001 and 2000 consist of the following:

                                                                 2001              2000
                                                                 ----              ----
         Land                                               $   917,369       $  907,369
         Building and Improvements                            3,643,515        3,572,483
         Furniture and Fixtures                               1,633,994        1,698,335
                                                            -----------       ----------
                                                              6,194,878        6,178,187
         Accumulated Depreciation                            (1,107,994)        (796,407)
                                                            -----------       ----------
                                                            $ 5,086,884       $ 5,381,780
                                                            ===========       ===========

         Depreciation of property, plant, and equipment was $396,047, $323,743 and $199,537 during 2001, 2000 and 1999 respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

                                                            YEAR ENDED DECEMBER 31,
                                                   2001            2000            1999
                                               ------------    ------------    ------------
    Premiums written:
   Direct ..................................   $ 34,271,338    $ 32,073,768    $ 19,273,561
   Ceded ...................................    (12,789,404)     (7,625,095)     (6,221,853)
                                               ------------    ------------    ------------
                                               $ 21,481,934    $ 24,448,673    $ 13,051,708
                                               ============    ============    ============

Premiums earned:
   Direct ..................................   $ 32,358,300    $ 27,072,339    $ 19,770,797
   Ceded ...................................    (12,102,739)     (6,751,000)     (6,314,449)
                                               ------------    ------------    ------------
                                               $ 20,255,561    $ 20,321,339    $ 13,456,348
                                               ============    ============    ============
Losses and loss adjustment expenses incurred
   Direct ..................................   $ 29,064,763    $ 21,003,683    $ 11,698,046
   Ceded ...................................    (12,909,861)     (6,013,565)     (3,603,369)
                                               ------------    ------------    ------------
                                               $ 16,154,902    $ 14,990,118    $  8,094,677
                                               ============    ============    ============


                                                     AS OF DECEMBER 31,
                                                   2001                2000
                                                   ----                ----
Unpaid losses and loss adjustment expenses, net:

   Direct ..........................         $ 11,005,337          $  9,765,848
   Ceded ...........................           (4,798,556)           (2,789,619)
                                             ------------          ------------

                                             $  6,206,781          $  6,976,229
                                             ============          ============

Unearned premiums:
   Direct ..........................         $ 14,951,228          $ 13,038,417
   Ceded ...........................           (5,559,909)           (2,924,082)
                                             ------------          ------------

                                             $  9,391,319          $ 10,114,335
                                             ============          ============

         The Company received approximately $3.8 million, $2.3 million and $1.8 million in commissions on premiums ceded during the years ended December 31, 2001, 2000 and 1999, respectively. Had all of the Company's reinsurance agreements been canceled at December 31, 2001, the Company would have returned a total of approximately $1.7 million in reinsurance commissions to its reinsurers; in turn, its reinsurers would have returned approximately $5.6 million in unearned premiums to the Company.

         At December 31, 2001 and 2000, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                                                                                 DECEMBER 31,
                                                                             2001          2000
                                                                         -----------   -----------
Transatlantic Reinsurance Company (A++ A.M. Best Rated):
   Unearned premiums .................................................   $ 5,559,909   $ 2,924,082
   Reinsurance recoverable on paid losses and loss adjustment expenses     4,176,436     1,059,793
   Unpaid losses and loss adjustment expenses ........................     4,798,556     2,789,619
                                                                         -----------   -----------
                                                                         $14,534,901   $ 6,773,494
                                                                         ===========   ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Amounts due from reinsurers consisted of amounts related to:
   Unpaid losses and loss adjustment expenses ............................................     $ 4,798,556          $ 2,789,619
   Reinsurance recoverable on paid losses and loss adjustment expenses ...................       4,176,436            1,059,793
   Reinsurance payable ...................................................................      (1,921,663)            (707,173)
                                                                                               -----------          -----------
                                                                                               $ 7,053,329          $ 3,142,239
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

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                             DECEMBER 31,
                                                2001           2000             1999
                                            ------------    ------------    ------------
Balance at January 1 ....................   $  9,765,848    $  6,314,307    $  7,603,460
 Less reinsurance recoverables ..........     (2,789,619)     (1,886,226)     (2,237,688)
                                            ------------    ------------    ------------
   Net balance at January 1 .............   $  6,976,229    $  4,428,081    $  5,365,772
                                            ============    ============    ============
Incurred related to:
 Current year ...........................   $ 13,586,426    $ 13,545,562    $  8,764,334
 Prior years ............................      2,568,476       1,444,556        (669,657)
                                            ------------    ------------    ------------
   Total incurred .......................   $ 16,154,902    $ 14,990,118    $  8,094,677
                                            ============    ============    ============
Paid related to:
 Current year ...........................   $  8,768,672    $  8,012,742    $  5,551,789
 Prior years ............................      8,259,045       4,429,228       3,480,579
                                            ------------    ------------    ------------
   Total paid ...........................   $ 17,027,717    $ 12,441,970    $  9,032,368
                                            ============    ============    ============

Balance, American Vehicle, at acquisition   $    103,367    $         --    $         --
                                            ============    ============    ============

Net balance at year end .................   $  6,206,781    $  6,976,229    $  4,428,081
 Plus reinsurance recoverables ..........      4,798,556       2,789,619       1,886,226
                                            ------------    ------------    ------------
   Balance at year end ..................   $ 11,005,337    $  9,765,848    $  6,314,307
                                            ============    ============    ============

         Based upon consultations with the Company's independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, the Company believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

         As a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $2,568,000 for the year ended December 31, 2001, increased its liability for loss and LAE for claims occurring in prior years by $1,445,000 for the year ended December 31, 2000, and reduced its liability for loss and LAE for claims occurring in prior years by $670,000 in 1999. The adjustments in the liability were primarily attributable to loss development with respect to the Company's automobile insurance program. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2001.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(8) REVOLVING CREDIT OUTSTANDING

         The Company, through its wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium") is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allows for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. This initial additional amount declines by $100,000 each month beginning November 1, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2001 and 2000. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2001 and 2000 were $6,676,817 and $8,091,034, respectively, including $211,522 on the overline availability as of December 31, 2000. Interest expense for the years ended December 31, 2001, 2000 and 1999 totaled approximately $592,000, $643,000 and $341,000, respectively.


(9) INCOME TAXES

         A summary of the provision for income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                           2001             2000               1999
                                                           ----             ----               ----
     Federal:
       Current.................................         $(453,263)       $  583,772         $ 640,525
       Deferred................................          (103,197)       (1,001,203)          (92,635)
                                                          --------       -----------        ---------
                                                         (556,460)         (417,431)          547,890
                                                         ---------       -----------        ---------
     State:
       Current.................................           (56,428)          126,421           145,873
       Deferred................................           (17,665)         (171,386)          (13,702)
                                                          --------       -----------        ---------
                                                          (74,093)          (44,965)          132,171
                                                          --------       -----------        ---------
                                                        $(630,553)       $ (462,396)        $ 680,061
                                                        ==========       ===========        =========


         The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 (computed by applying the U.S. federal tax rate of 34 percent to income
(loss) before provision for income tax expense (benefit)) as follows:

                                                            2001              2000              1999
                                                            ----              ----              ----
    Computed "expected" tax (benefit), at federal rate $ (954,903)       $ (334,992)        $  763,909
    State tax, net of federal deduction benefit.....      (48,901)          (29,676)            87,233
    Tax-exempt interest.............................     (125,321)         (156,459)          (179,812)
    Amortization of goodwill........................       55,335            60,747             55,677
    Dividend received deduction.....................       (4,522)          (14,257)           (26,997)
    Reserve for capital loss carry forward..........      482,491                --                 --
    Other, net......................................      (34,732)           12,241            (19,949)
                                                       ----------        ----------         ----------
    Income tax expense (benefit), as reported.......   $ (630,553)       $ (462,396)        $  680,061
                                                       ===========       ==========         ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                                DECEMBER 31,
                                                           2001          2000
                                                       -----------    -----------
Deferred tax assets:
   Unpaid losses and loss adjustment expenses ......   $   208,313    $   347,120
   Unearned premiums ...............................       713,046        756,025
   Unrealized loss on investments available for sale            --        784,580
   Allowance for credit losses .....................       360,780        436,602
   Unearned Commissions ............................       789,782        942,892
   Goodwill ........................................       202,999        171,468
   Capital loss carryforward .......................       482,491             --
   Other ...........................................            --          8,905
                                                       -----------    -----------
     Total gross deferred tax assets ...............     2,757,411      3,447,592
                                                       -----------    -----------
Deferred tax liabilities:
   Deferred acquisition costs, net .................        (4,498)      (514,393)
   Depreciation ....................................       (18,246)       (17,305)
                                                       -----------    -----------
     Total gross deferred tax liabilities ..........       (22,744)      (531,698)
                                                       -----------    -----------
     Reserve for deferred tax asset ................      (482,491)            --
                                                       -----------    -----------
     Net deferred tax asset ........................   $ 2,252,176    $ 2,915,894
                                                       ===========    ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001 and 2000, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of the capital loss carryforward, for which a reserve has been provided as of December 31, 2001.

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

         To retain its certificate of authority, the Florida Insurance Code (the "Code") requires that Federated National and American Vehicle maintain capital and surplus equal to the greater of 10 percent of its liabilities or the statutory minimum capital and surplus requirement of $3.0 million as defined in the Code. In 2001, 2000 and 1999, Federated National was required to have capital surplus of $3.0 million, $2.75 million and $5.9 million, respectively. At December 31, 2001, 2000 and 1999, Federated National's capital surplus was $5.7 million, $6.2 million and $7.1 million, respectively. At December 31, 2001, American Vehicle was required to have capital surplus of $3.0 million and had capital surplus of $3.1 million. Further, the Companies were also required to adhere to a prescribed net premium-to-surplus ratio. For the year ended December 31, 2001, both Companies were in compliance with this requirement.

         As of December 31, 2001, to meet regulatory requirements, the Company had bonds with a carrying value of approximately $1,538,000 pledged to the Insurance Commissioner of the State of Florida.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Insurance if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains of (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Insurance (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the department at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Insurance or (ii) 30 days after the Florida Department of Insurance has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2001, 2000 or 1999.

         Under these laws, Federated National is permitted to pay dividends of approximately $569,000 to the Company in 2002, while American Vehicle is not permitted to pay dividends in 2002. Dividends in excess of this amount require approval by the Florida Department of Insurance. There can be no assurance that, if requested, the Florida Department of Insurance will allow any dividends in excess of this amount to be paid by Federated National.

         The Company is required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2001, based on calculations using the appropriate NAIC formula, both Federated National's and American Vehicle's total adjusted capital are in excess of ratios, which would require any form of regulatory action.

         The NAIC has developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance departments in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2001, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on 7 out of 12 ratios. Federated National was not in the "usual ranges" primarily because of the losses on the common stock portfolio and because of the short fall in Federated National's loss and LAE reserves in 2000 and 1999. Federated National has sold its common stock portfolio and no longer invests in common stock. In addition, Federated National has carefully reviewed its loss and LAE reserves and management believes that such reserves at December 31, 2001 are adequate. American Vehicle was outside NAIC's usual ranges on three ratios primarily because prior to its acquisition, American Vehicle had not written insurance policies since 1997 and was under capitalized. Management does not currently believe that the Florida Department of Insurance will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's statutory capital and surplus was $5.7 million and $6.2 million as of December 31, 2001 and 2000, respectively. Federated National's statutory net loss was $2.1 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. In 1999, Federated National's statutory net income was approximately $1.1 million. Statutory non-admitted assets were approximately $395,000 and $1.2 million as of December 31, 2001 and 2000, respectively. American Vehicle's statutory capital and surplus was $3.1 million as of December 31, 2001, and its statutory net income was $64,000 for the year ended December 31, 2001. Statutory non-admitted assets were approximately $13,000 as of December 31, 2001.

(11) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The Company is currently awaiting the Court's ruling on its Motion to Dismiss the plaintiff's First Amended Complaint.

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remains one outstanding issue, which is the assessment of attorney's fees and costs. A petition has been filed seeking costs of $136,000 and appellate attorney's fees in excess of $2 million. If American Vehicle is found liable for such fees and costs, they are indemnified by American Vehicle's previous owners, in accordance with the purchase agreement. Furthermore, the $500,000 purchase price paid to the former owners remains in escrow pending settlement of the fees and costs. Consequently, no liability for these fees and costs has been recorded.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain risk pools. Participation in these pools is based on the Company's written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. For the year ended December 31, 2001, the Company was assessed $203,000, which the Company intends to recover as permitted by the state of Florida through policy surcharges in 2002. For the years ended December 31, 2000 and 1999, no amounts were assessed against the Company.

(12) LEASES

         The Company leases office space under various lease agreements with expiration dates through September 2016. Rental expense associated with operating leases is charged to expense in the period incurred. Rental expenses for 2001, 2000 and 1999 were approximately $797,000, $962,000 and $821,000, respectively, and are included in operating and underwriting expenses in the accompanying consolidated statements of operations.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         At December 31, 2001, the minimum aggregate rental commitments are as follows:

       FISCAL YEAR                  LEASES
       -----------                  ------
         2002                    $  494,548
         2003                       371,433
         2004                       250,693
         2005                       159,249
         Thereafter                 304,402
                                 ----------

         Total                   $1,580,325
                                 ==========


(13) RELATED PARTY TRANSACTIONS

         One of the Company's directors is a partner at Conroy, Simberg, and Ganon, a law firm that handles the Company's claims litigation. Fees paid to this law firm amounted to approximately $530,000, $533,000 and $281,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In June 1999, the Company purchased the assets of three insurance agencies from a director for $130,000 in cash and a note payable for $300,000. The note was subsequently paid with 20,667 shares of the Company's common stock in April 2000 and $195,050 cash.

         Mortgage loan receivables in the amount of $227,391 as of December 31, 2000, represent secured loans to relatives of an officer of the Company.


(14) NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the Company's stock option plan are anti-dilutive and are not taken into account in the computation.

         At December 31, 2001, 2000 and 1999, warrants issued to two employees to purchase 62,500 shares of common stock at $9 per share were outstanding. At December 31, 2001, 2000 and 1999, warrants sold as part of an underwriting agreement at a price of $0.0001 per warrant, entitling the holder to purchase 125,000 shares of common stock at $10.86 per share, were outstanding. All of these potential common shares were excluded from the computation of net income
(loss) per share for 2001, 2000 and 1999 because their inclusion would have an anti-dilutive effect.

         A summary of the numerator and denominator of the basic net income
(loss) per share is presented below:

                                                                     INCOME (LOSS)         SHARE          PER-SHARE
                                                                      (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                     -----------        -----------        --------
For the year ended December 31, 2001:
  Basic net (loss) per share ...................................     $  (992,090)         3,153,640        $  (0.31)
                                                                     ===========        ===========        ========

For the year ended December 31, 2000:
 Basic net (loss) per share ....................................     $  (522,874)         3,375,498        $  (0.15)
                                                                     ===========        ===========        ========


For the year ended December 31, 1999:
 Basic net income per share ....................................     $ 1,566,731          3,382,188        $   0.46
                                                                     ===========        ===========        ========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(15) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group, franchised agencies and independent agents. The insurance segment sells primarily nonstandard personal automobile insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance and pay advances through FedFirst Corporation. The financing segment provides premium financing to both the Company's insureds and to third-party insureds, and pay advances, and is marketed through the Company's distribution network of Company-owned agencies and franchised agencies.

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

         Information regarding components of operations for the years ended December 31, 2001, 2000 and 1999 follows:

                                                       2001            2000            1999
                                                   ------------    ------------    ------------
TOTAL REVENUES
   Insurance Segment
       Earned Premiums                             $ 20,255,561    $ 20,321,339    $ 13,456,348
       Investment Income (Loss)                      (1,368,347)        499,331       1,718,382
       Adjusting Income                               2,605,893       1,858,326         895,485
       MGA Fee Income                                 5,843,078       5,410,500         963,797
       Commission Income                              5,524,379       6,355,081       6,053,118
       Other Income                                     342,044         142,439         841,791
                                                   ------------    ------------    ------------
           Total Insurance Revenue                   33,202,608      34,587,016      23,928,921
                                                   ------------    ------------    ------------
   Financing Segment:
       Premium finance income                         4,503,994       4,575,674       2,810,357
       Consumer loan interest                            35,340         334,963         716,352
       Pay advance interest                             567,233         783,843         170,134
       Miscellaneous Income                             (15,885)         15,368              --
                                                   ------------    ------------    ------------
           Total Financing Revenues                   5,090,682       5,709,848       3,696,843
   All Other                                          1,332,819       2,140,538       2,442,927
                                                   ------------    ------------    ------------
           Total Operating Segments                  39,626,109      42,437,402      30,068,691
   Intercompany Eliminations                         (4,149,543)     (4,883,795)     (4,691,237)
                                                   ------------    ------------    ------------
           Total Revenues                          $ 35,476,566    $ 37,553,607    $ 25,377,454
                                                   ============    ============    ============

EARNINGS (LOSS) BEFORE INCOME TAXES
   Insurance Segment                               $ (4,813,846)   $ (2,495,974)   $  1,970,279
   Financing Segment                                    723,505       1,165,769       1,400,931
   All Other                                          1,281,803         344,935        (876,369)
                                                   ------------    ------------    ------------
       Total Operating Segments                      (2,808,538)       (985,270)      2,494,841
   Intercompany Eliminations                                 --              --        (248,049)
                                                   ------------    ------------    ------------
       Total Earnings (Loss) before Income Taxes   $ (2,808,538)   $   (985,270)   $  2,246,792
                                                   ============    ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Information regarding total assets as of December 31, 2001 and 2000 follows:

TOTAL ASSETS                                       2001            2000
                                                   ----            ----
   Insurance Segment                          $42,016,846      $35,849,212
   Finance Segment                             10,556,012       14,570,175
   All Others                                   3,633,623        7,072,230
                                                ---------        ---------
       Total Operating Segments                56,206,481       57,491,617
   Intercompany Eliminations                       22,096       (2,078,648)
                                              -----------      -----------
       Total Assets                           $56,228,577      $55,412,969
                                              ===========      ===========

         Supplemental segment information as of and for the year ended December 31, 2001, 2000 and 1999 follows:

                                                                  2001             2000            1999
                                                                  ----             ----            ----
Deferred Policy Acquisition Costs - Insurance Segment         $     11,952    $  1,192,260    $    (10,243)
Reserves for Unpaid Claims and Claim Adjustment
   Expense - Insurance Segment                                  11,005,337       9,765,848       6,314,307
Unearned Premiums- Insurance Segment                            14,951,228      13,038,417       8,037,083
Earned Premiums- Insurance Segment                              20,255,561      20,321,339      13,456,348
Net Investment Income (Loss)
   Insurance Segment                                            (1,368,347)        499,331       1,718,382
   Other                                                          (476,670)        616,826          87,430
                                                              ------------    ------------    ------------
       Total Net Investment Income (Loss)                       (1,845,017)      1,116,157       1,805,812
Claims and Adjustment Expenses Incurred Related
   to Current Years- Insurance Segment                          13,586,426      13,545,562       8,764,334
Claims and Adjustment Expenses Incurred Related
   to Prior Years- Insurance Segment                             2,568,476       1,444,556        (669,657)
Amortization of Deferred Acquisition Costs
   Insurance Segment                                             4,210,523       4,617,951       1,209,256
   Financing Segment                                               406,088         668,284         257,507
   Eliminations                                                 (3,149,373)     (3,612,481)     (1,485,326)
                                                              ------------    ------------    ------------
       Total Amortization of Deferred Acquisition Costs          1,467,238       1,673,754         (18,563)
Paid Claims and Claim Adjustment Expense- Insurance Segment     17,013,886      12,441,970       9,032,368
Net Premiums Written- Insurance Segment                         21,481,934      24,448,673      13,051,708

(16) STOCK COMPENSATION PLANS

         On December 1998, the Company issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9 per share. The warrants vested immediately and are exercisable between December 1999 and December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. As of December 31, 2001, no warrants have been exercised.

         The Company initiated a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 600,000 common shares, and, as of December 31, 2001, the Company had granted options to purchase 412,572 shares.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         In 2001, the Company initiated a franchise stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 689,000 common shares, and, as of December 31, 2001, the Company had granted options to purchase 83,830 shares.

         Activity in the Company's stock option plans for the period from January 1, 1999 to December 31, 2001 is summarized below:

                                                     1998 Plan                                     2001 Franchise Plan
                                        ------------------------------------------     ------------------------------------------
                                                               Weighted Average                                Weighted Average
                                        Number of Shares     Option Exercise Price     Number of Shares      Option Exercise Price
                                        ----------------     ---------------------     ----------------      ---------------------
Outstanding at January 1, 1999              310,800                 $10
Granted                                     198,300                 $10
Exercised                                        --
Canceled                                    (36,590)                 $10
                                          ---------
Outstanding at December 31, 1999            472,510                 $10
Granted                                     136,500                 $10
Exercised                                        --
Canceled                                   (121,039)                $10
                                          ---------
Outstanding at December 31, 2000            487,971                 $10                        --
Granted                                      20,000                 $10                    83,830               $10
Exercised                                        --                                            --
Canceled                                    (95,399)                $10                        --
                                          ---------                                        ------

Outstanding at December 31, 2001            412,572                 $10                    83,830               $10
                                          =========                 ===                    ======               ===

         Options outstanding as of December 31, 2001 are exercisable as follows:

                                                   1998 Plan                                        2001 Franchise Plan
                                      --------------------------------------            -------------------------------------
                                                               Weighted Average                                Weighted Average
Options exercisable at:              Number of Shares        Option Exercise Price     Number of Shares      Option Exercise Price
                                     ----------------        ---------------------     ----------------      ---------------------
        2001                                226,760                 $10                        --
        2002                                100,982                 $10                     8,383               $10
        2003                                 56,596                 $10                     8,383               $10
        2004                                 23,984                 $10                     8,383               $10
        2005                                  4,250                 $10                     8,383               $10
      Thereafter                                 --                                        50,298               $10
                                          ---------                                        ------
                                            412,572                                        83,830
                                          =========                                        ======

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company's stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

Net income (loss)                       2001           2000            1999
                                        ----           ----            ----
  As reported                      $  (992,090)     $ (522,874)     $1,566,731
  Pro forma                        $(1,181,855)     $ (741,191)     $1,409,408
Net income (loss) per share
  As reported                           $(0.31)         $(0.15)          $0.46
Pro forma                               $(0.37)         $(0.22)          $0.42

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         The weighted average fair value of options granted during 2001, 2000 and 1999 estimated on the date of grant using the Black-Scholes option-pricing model was $2.38 to $2.92 in 2001; $2.79 to $6.23 in 2000; and $1.86 in 1999. The
fair value of options granted is estimated on the date of grant using the following assumptions:

                                   2001                2000              1999
                                   ----                ----              ----
Dividend yield                  2.68%-3.20%             0.00%            0.00%
Expected volatility               136%-152%           73%-93%              45%
Risk-free interest rate         4.89%-5.29%             5.75%            5.70%
Expected life (in years)            10                   10               10

         Summary information about the Company's stock options outstanding at December 31, 2001:

                                                                      Weighted Average       Weighted
                                      Range of       Outstanding         Contractual          Average     Exercisable
                                    Exercise Price    at 12/31/01      Periods in Years   Exercise Price   at 12/31/01
                                    --------------    -----------      ----------------   --------------   -----------
1998 Plan                                $10            412,572              7.8                 $10          226,760
2001 Franchise Plan                      $10             83,830              9.5                 $10               --

(17) EMPLOYEE BENEFIT PLAN

The Company has established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the year ended December 31, 2001, the Company did not contribute to the plan. For the year ended December 31, 2000, the Company declared a discretionary match of 50 percent of the first 6 percent of the employees' contribution. For the year ended December 31, 1999, the Company declared a discretionary match of 100 percent of the first 3 percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. The charge to operations for the Company's matching contribution was approximately $143,000 and $59,000 in 2000 and 1999, respectively.

(18) ACQUISITIONS

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         The Consolidated Balance Sheet at December 31, 2001 includes the balance sheet of American Vehicle. The Consolidated Statements of Operations for the year ended December 31, 2001 and the Consolidated Statement of Cash Flow for the year ended December 30, 2001 include American Vehicle from the acquisition date (August 30, 2001) through December 31, 2001.

         Unaudited pro forma results of operations giving effect to the acquisition as of the beginning of each year presented are as follows:

                                                         2001                   2000                  1999
                                                         ----                   ----                  ----

         Revenue                                       $35,545,435           $37,813,233            $25,664,267
         Income before extraordinary gain               (2,270,396)             (637,823)             1,168,562
         Extraordinary gain                              1,185,895             1,185,895              1,185,895
         Net income                                     (1,084,501)              548,072              2,354,457

         Earnings (loss) per share and earnings
            (loss) per share assuming dilution
                  Net income (loss) before
                     extraordinary gain                  $(0.72)               $(0.19)                 $0.35
                  Extraordinary gain                       0.38                  0.35                   0.35
                  Net income (loss)                       (0.34)                 0.16                   0.70

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of the beginning of each period reported, or of results, which may occur in the future.

(19) COMPREHENSIVE INCOME (LOSS)

         Reclassification adjustments related to the investment securities included in comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                     2001           2000          1999
                                                 -----------    -----------    -----------
Unrealized holdings net gains (losses) arising
    during the year                              $   143,925    $  (665,931)   $(1,412,094)
Reclassification adjustment for (gains) losses
        included in net income                     1,722,421        576,827       (171,364)
                                                 -----------    -----------    -----------
                                                   1,866,346        (89,104)    (1,583,458)
Tax effect                                           784,079         33,530        595,855
                                                 -----------    -----------    -----------
    Net depreciation on investment securities    $ 1,082,267    $   (55,574)   $  (987,603)
                                                 ===========    ===========    ===========

(20)      AUTHORIZATION OF PREFERRED STOCK

         The Company's Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The Company has not issued preferred shares as of December 31, 2001.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(21)  21ST CENTURY HOLDING COMPANY

         The following summarizes the major categories of 21st Century Holding Company's (parent company only) financial statements:

Condensed Balance Sheets

                                   ASSETS                             2001            2000
                                                                  ------------    ------------
Cash and cash equivalents .....................................   $      3,853    $    335,547
Investments ...................................................             --         453,432
Investments and advances to subsidiaries ......................     11,664,309      10,436,535
Deferred income taxes .........................................      1,414,829       2,330,949
Property, plant and equipment, net ............................        939,213       1,132,555
Other assets ..................................................        909,315         849,638
                                                                  ------------    ------------
     Total assets .............................................   $ 14,931,519    $ 15,538,656
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft ................................................   $     83,583    $         --
Other liabilities .............................................        638,805         582,659
                                                                  ------------    ------------
     Total liabilities ........................................        722,388         582,659
                                                                  ------------    ------------

Shareholders' equity:
  Common stock ................................................         34,107          34,107
  Additional paid-in capital ..................................     12,833,146      12,894,630
  Accumulated other comprehensive deficit .....................       (218,137)     (1,300,404)
  Retained earnings ...........................................      2,400,301       3,642,066
  Treasury stock ..............................................       (840,286)       (314,402)
                                                                  ------------    ------------
     Total shareholders' equity ...............................     14,209,131      14,955,997
                                                                  ------------    ------------
     Total liabilities and shareholders' equity ...............   $ 14,931,519    $ 15,538,656
                                                                  ============    ============


Condensed Statements of Operations

                                                                2001           2000          1999
                                                            -----------    -----------    -----------
Revenue:
  Management fees from subsidiaries .....................   $ 2,939,000    $ 3,452,500    $ 1,993,500
  Equity in income (loss) of subsidiaries ...............    (2,933,999)    (1,497,354)     1,845,936
  Net investment income (loss) ..........................      (477,445)       688,547        190,503
  Other income ..........................................       155,149        101,280        114,289
                                                            -----------    -----------    -----------
           Total revenue ................................      (317,295)     2,744,973      4,144,228
                                                            -----------    -----------    -----------

Expenses:
  Advertising ...........................................       958,082      1,477,055      1,159,715
  Salaries and wages ....................................       173,777        938,906        489,563
  Other expenses ........................................       886,536      1,568,118      1,370,842
                                                            -----------    -----------    -----------
           Total expenses ...............................     2,018,395      3,984,079      3,020,120
                                                            -----------    -----------    -----------
Income (loss) before provision for income tax expense and
  extraordinary gain ....................................    (2,335,690)    (1,239,106)     1,124,108
Benefit for income tax expense ..........................       157,705        716,232        442,623
                                                            -----------    -----------    -----------
           Net income (loss) before extraordinary gain ..    (2,177,985)      (522,874)     1,566,731
Extraordinary gain ......................................     1,185,895             --             --
                                                            -----------    -----------    -----------
           Net income (loss) ............................   $  (992,090)   $  (522,874)   $ 1,566,731
                                                            ===========    ===========    ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Condensed Statements of Cash Flow

                                                                           2001            2000             1999
                                                                       ------------    ------------    ------------
Cash flow from operating activities:
    Net income (loss) ..............................................   $   (992,090)   $   (522,874)   $  1,566,731
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Equity in income (loss) of subsidiaries .....................      2,933,999       1,497,354      (1,845,936)
       Depreciation and amortization of property plant and equipment        174,646         209,917         113,694
       Deferred income tax expense .................................       (132,284)     (1,096,850)       (106,337)
       Net realized investment (gains) losses ......................        477,445        (687,397)       (175,454)
       Extraordinary Gain ..........................................     (1,185,895)             --              --
       Changes in operating assets and liabilities:
           Other assets ............................................        (37,347)         92,573        (181,859)
           Other Liabilities .......................................        231,246         488,511          43,581
                                                                       ------------    ------------    ------------
Net cash provided by (used in) operating activities ................      1,469,720         (18,766)       (585,580)
                                                                       ------------    ------------    ------------

Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale .     31,944,339      18,526,882       7,195,618
    Purchases of investment securities available for sale ..........    (31,382,730)    (18,878,539)     (6,635,157)
    Purchases of property and equipment ............................             --        (254,629)     (1,058,032)
    Cash dividends received from subsidiaries ......................      2,300,000
    Net cash used in acquisitions ..................................       (900,000)             --        (442,000)
                                                                       ------------    ------------    ------------
Net cash  provided by (used in) investing activities ...............      1,961,609        (606,286)       (939,571)
                                                                       ------------    ------------    ------------

Cash flow from financing activities:
    Bank overdraft .................................................         83,583         (35,969)         35,969
    Loans from Shareholders ........................................             --              --        (400,494)
    Dividends paid .................................................       (249,675)        (67,260)             --
    Purchases of treasury stock ....................................       (784,798)       (291,339)       (223,063)
    Advances from (to) subsidiaries ................................     (2,812,133)      1,667,990       1,022,276
    Repayment of indebtedness ......................................             --        (312,823)             --
                                                                       ------------    ------------    ------------
Net cash provided by (used in) financing activities ................     (3,763,023)        960,599         434,688
                                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents ...............       (331,694)        335,547      (1,090,463)
Cash and cash equivalents at beginning of year .....................        335,547              --       1,090,463
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year ...........................   $      3,853    $    335,547    $         --
                                                                       ============    ============    ============

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         None


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------  ----------------------------------------------------
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ----------------------------------------------------------

         The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (herein referred to as the "Annual Meeting Proxy Statement") is incorporated herein by reference.

          Information regarding executive officers is included in Part I of this form 10-K as permitted by General Instruction G (3).

ITEM 11. EXECUTIVE COMPENSATION
------   ----------------------

         The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  ---------------------------------------------------------------

         The information contained under the caption "Beneficial Security Ownership" to appear in the Annual Meeting Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

         The information contained under the caption "Certain Transactions" to appear in the Annual Meeting Proxy Statement is incorporated by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K
-------  ---------------------------------------------------------------

  (A)    THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1)      Financial Statements

                  The following financial statements of 21st Century Holding Company and the reports of independent auditors thereon are filed with this report:

                  Independent Auditors' Report (McKean, Paul, Chrycy, Fletcher & Co.).

                  Independent Auditors' Report (KPMG LLP).

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999.


         (2)      Financial Statement Schedules.

                  Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

         (3)      Exhibits


                  EXHIBIT  DESCRIPTION
                  -------  -----------
                  3.1      Amended and Restated Articles of Incorporation (1)
                  3.2      Form of Registrant's Amended and Restated Bylaws (1)
                  4.1      Specimen of Common Stock Certificate (1)
                  4.2      Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
                  10.1     Form of Stock Option Plan, as amended (3)*
                  10.2     Employment Agreement between the Registrant and Edward J. Lawson (1)*
                  10.3     Employment Agreement between the Registrant and Michele V. Lawson (1)*
                  10.4     Form  of  Indemnification  Agreement  between  the  Registrant  and  its  directors  and executive officers (1)*
                  10.5     Revolving  Credit and Term Loan Agreement  between  FlatIron  Funding  Company,  LLC and
                           FPF, Inc., as amended (1)
                  10.6     Intentionally deleted
                  10.7     Reinsurance Agreement between Federated National and Transatlantic Re (1)
                  10.8     Intentionally deleted
                  10.9     Employment Agreement between Registrant and Richard A. Widdicombe (4)*
                  10.10    Addendum No. 1 to Reinsurance  Agreement  between  Federated  National and Transatlantic Re (5)
                  10.11    Addendum No. 2 to Reinsurance  Agreement  between  Federated  National and Transatlantic Re (6)
                  10.12    Third  Modification  Agreement  to  Revolving  Credit and Term Loan  Agreement  between
                           FlatIron  Funding Company,  LLC and FPF,  Inc.,  and  Sale  and  Assignment  Agreement
                           between  Federated Premium and FPF, Inc. (5)
                  10.13    Fourth  Modification  Agreement to Revolving  Credit and Term Loan  Agreement between Federated Premium
                           Finance,  Inc.,  FlatIron  Funding Company,  LLC,  FlatIron Funding Company and FlatIron
                           Credit Company, Inc. (6)
                  10.14    Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF, Inc. (6)
                  10.15    Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF, Inc. (6)
                  10.16    1/1/2002 Reinsurance Terms for Federated National Insurance Company (6)
                  10.17    Reinsurance Agreement between American Vehicle and Transatlantic Reinsurance Corporation  (6)
                  10.18    Reimbursement Contract between Federated National and The Florida Hurricane Catastrophe Fund (6)
                  10.19    First  Property  Catastrophe  Excess of Loss  Reinsurance Contract between Federated  National  and Guy
                           Carpenter & Company, Inc. (6)
                  10.20    Second  Property  Catastrophe  Excess of Loss  Reinsurance Contract between Federated  National and Guy
                           Carpenter & Company, Inc. (6)
                  21.1     Subsidiaries of the Registrant (6)
                  23.1     Consent of Independent Certified Public Accountants (6)
                  23.2     Consent of Independent Certified Public Accountants (6)
--------------------
*        Management Compensation Plan or Arrangement
(1)      Previously filed exhibit of the same number to the Registrant's Registration Statement on Form SB-2
         (File No. 333-63623) and incorporated herein by reference.
(2)      Previously filed exhibit of the same number of the 1998 Annual Report on Form 10-KSB.
(3)      Previously as an exhibit on the Company's 2000 Annual Meeting Proxy Statement.
(4)      Previously filed exhibit of the same number of the 1999 Annual Report on Form 10-KSB.
(5)      Previously filed exhibit of the same number of the 2000 Annual Report on Form 10-KSB.
(6)      Filed herewith.

  (B)    REPORTS ON FORM 8-K
              None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          21ST CENTURY HOLDING COMPANY

                          By:      /s/ Edward J. Lawson
                                   ----------------------------------------
                                   Edward J. Lawson, Chairman of the Board,
                                   President and Chief Executive Officer

                                   /s/ Samuel A. Milne
                                   ----------------------------------------
                                   Samuel A. Milne, Chief Financial Officer

Dated:  March 28, 2002


         Pursuant to the requirements of the Exchange Act of 1934, this Report has been signed by the following persons on behalf of he registrant and in the capacities and on the date indicated.


         SIGNATURE                          TITLE                               DATE
/s/   Edward J. Lawson              Chairman of the Board,                      March 28, 2002
----------------------------        President and Chief Executive
Edward J. Lawson                    Officer


/s/ Samuel A. Milne                 Chief Financial Officer (Principal          March 28, 2002
----------------------------        Financial and Accounting Officer)
Samuel A. Milne

/s/  Michele V. Lawson              Vice President-Agency Operations,           March 28, 2002
----------------------------        Treasurer and Director
Michele V. Lawson

/s/  Richard A. Widdicombe          President, Federated National and           March 28, 2002
----------------------------        Director
Richard A. Widdicombe

/s/ Carl Dorf                       Director                                    March 28, 2002
----------------------------
Carl Dorf

/s/  Robert E. McNally              Director                                    March 28, 2002
----------------------------
Robert E. McNally

/s/  Bruce Simberg                  Director                                    March 28, 2002
----------------------------
Bruce Simberg

/s/  Ronald A. Wyers                Director                                    March 28, 2002
----------------------------
Ronald A. Wyers