Form 10-Q
period 2002-03-31
21ST CENTURY HOLDING CO
filed 2002-05-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                                                 Yes [x]  No[  ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 3,015,501 shares outstanding as of May 13, 2002.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                            PAGE
                                                                         ----

ITEM 1:

Consolidated Balance Sheets
     as of  March 31, 2002 (Unaudited)
     and December 31, 2001 (Audited).......................................  3

Consolidated Statements of Operations
     for the three months ended March 31, 2002 (Unaudited)
     and 2001 (Unaudited)..................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2002 (Unaudited)
     and 2001 (Unaudited)..................................................  5

Notes to Consolidated Financial Statements.................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations...................... 10

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk................. 13

PART II: OTHER INFORMATION

Other Information.......................................................... 14
Signatures................................................................. 15

PART I

ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 2002  DECEMBER 31, 2001
                                                                              --------------  -----------------
                                                                                (UNAUDITED)

                                            ASSETS

Investments

     Fixed maturities, available for sale at fair value                        $ 19,328,564    $ 16,713,321
     Equity securities, at fair value                                               193,250         192,500
     Mortgage loans                                                                 150,011         601,601
                                                                               ------------    ------------

                 Total investments                                               19,671,825      17,507,422

Cash and cash equivalents                                                           549,056         775,699
Finance contracts and pay advances receivable, net of allowances for
       credit losses of $823,550 and $723,756, respectively                      12,140,321      10,813,881
Prepaid reinsurance premiums                                                      7,954,932       5,559,909
Premiums receivable, net of allowance of $178,000 and $235,000, respectively      3,475,835       1,560,914
Reinsurance recoverable, net                                                      5,730,383       7,053,329
Deferred acquisition costs, net                                                    (697,918)         11,952
Deferred income taxes                                                             2,401,876       2,252,176
Property, plant and equipment, net                                                4,945,681       5,086,884
Other assets                                                                      1,303,027       2,442,092
Goodwill                                                                          1,789,353       1,789,353
                                                                               ------------    ------------

                  TOTAL ASSETS                                                 $ 59,264,371    $ 54,853,611
                                                                               ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                     $ 11,926,809    $ 11,005,337
Unearned premiums                                                                19,093,312      14,951,228
Revolving credit outstanding                                                      6,165,671       6,676,817
Bank overdraft                                                                      810,170       2,147,546
Unearned commissions                                                              1,663,476       2,098,808
Accounts payable and accrued expenses                                             2,306,734       2,030,015
Premium deposits                                                                  1,468,029       1,133,977
Drafts payable to insurance companies                                             1,237,555         600,752
                                                                               ------------    ------------
                 TOTAL LIABILITIES                                               44,671,756      40,644,480
                                                                               ------------    ------------


Commitments and contingencies                                                          --              --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 3,027,901
         and 3,030,001 shares, respectively                                          34,107          34,107
    Additional paid in capital                                                   12,838,198      12,833,146
    Accumulated other comprehensive income                                         (762,063)       (218,137)
    Retained earnings                                                             3,331,403       2,400,301
    Treasury stock, 382,766 and 380,666 shares, respectively, at cost              (849,030)       (840,286)
                                                                               ------------    ------------
                 TOTAL SHAREHOLDERS' EQUITY                                      14,592,615      14,209,131
                                                                               ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 59,264,371    $ 54,853,611
                                                                               ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                2002             2001
                                                                                ----             ----

Revenues:
   Gross premiums written                                                    $ 13,074,985    $  7,604,315
   Gross premiums ceded                                                        (5,893,430)     (3,108,912)
                                                                             ------------    ------------

             Net premiums written                                               7,181,555       4,495,403
Increase (decrease) in unearned premiums, net
   of prepaid reinsurance premiums                                             (1,747,061)        188,321
                                                                             ------------    ------------

             Net premiums earned                                                5,434,494       4,683,724
Commission income                                                                 428,346         888,038
Finance revenue                                                                 1,061,431       1,402,871
MGA fees                                                                          959,000       1,289,532
Net investment income                                                             334,622         236,552
Net realized investment gains (losses)                                             53,781         (74,033)
Other income                                                                    1,235,326       1,121,466
                                                                             ------------    ------------

             Total revenue                                                      9,507,000       9,548,150
                                                                             ------------    ------------

Expenses:
   Losses and loss adjustment expenses                                          3,184,631       3,331,245
   Operating and underwriting expenses                                          2,845,525       2,747,672
   Salaries and wages                                                           2,002,890       2,479,484
   Amortization of deferred acquisition costs                                     (70,282)         79,660
   Amortization of goodwill                                                          --           144,000
                                                                             ------------    ------------

             Total expenses                                                     7,962,764       8,782,061
                                                                             ------------    ------------

             Income before provision for income
               tax expense                                                      1,544,236         766,089
Provision for income tax expense                                                  552,866         267,343
                                                                             ------------    ------------

             Net income                                                      $    991,370    $    498,746
                                                                             ============    ============

             Net income per share and net income per share-
             assuming dilution                                               $       0.33    $       0.15
                                                                             ============    ============



 Weighted average number of common shares outstanding and Weighted average number of common shares outstanding
   (assuming dilution)                                                          3,028,926       3,303,324


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                21ST CENTURY HOLDING COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      2002             2001
                                                                                      ----             ----
Cash flow from operating activities:
Net income                                                                        $    991,370    $    498,746
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Amortization (accretion) of investment premiums
          (discounts)                                                                  (15,029)         (1,809)
      Depreciation and amortization                                                     95,895          83,775
      Amortization of goodwill                                                            --           144,000
      Deferred income tax expense                                                     (149,700)       (218,136)
      Net realized investment (gains) losses                                           (53,781)         74,033
      Amortization of deferred acquisition costs, net                                  (70,282)         79,660
      Provision for credit losses                                                      474,361         277,233
      Provision for uncollectible premiums                                              96,679         125,134
      Gain on sale of agency                                                              --           (16,075)
      Stock option expense                                                               5,052            --
      Changes in operating assets and liabilities:
         Premiums receivable                                                        (2,011,600)        127,220
         Prepaid reinsurance premiums                                               (2,395,023)     (2,018,796)
         Due from reinsurers                                                         1,322,946        (345,082)
         Deferred acquisition costs, net                                               780,152         499,850
         Other assets                                                                1,139,065         523,376
         Unpaid loss and loss adjustment expenses                                      921,472         552,702
         Unearned premiums                                                           4,142,084         (99,487)
         Unearned commissions                                                         (435,332)        203,215
         Accounts payable and accrued expenses                                         277,319        (192,580)
         Due to third party insurers                                                      --         2,250,018
         Premium deposits                                                              334,052         513,881
         Drafts payable to insurance companies                                         636,803           9,418
                                                                                  ------------    ------------
              Net cash flow provided by operating activities                         6,086,503       3,070,296
                                                                                  ------------    ------------

Cash flow from investing activities:

      Proceeds from sale of investment securities available for sale                 1,767,061      11,051,126
      Purchases of investment securities available for sale                         (4,920,801)     (7,919,353)
      Finance contracts receivables, consumer loans and pay advances receivable     (1,800,801)       (430,723)
      Collection of mortgage loans                                                     451,590           3,559
      Purchases of property and equipment                                              (91,748)        (70,703)
      Proceeds from sale of property and equipment                                     199,687            --
      Mortgage loans                                                                      --          (106,809)
                                                                                  ------------    ------------
              Net cash flow provided by (used in) investing activities              (4,395,012)      2,527,097
                                                                                  ------------    ------------
Cash flows from financing activities
      Decrease in bank overdraft                                                    (1,337,377)       (473,348)
      Dividends paid                                                                   (60,868)        (65,794)
      Purchases of treasury stock                                                       (8,744)       (489,278)
      Increase (decrease) in revolving credit outstanding                             (511,145)        251,950
                                                                                  ------------    ------------
              Net cash flow used in financing activities                            (1,918,134)       (776,470)
                                                                                  ------------    ------------

              Net increase (decrease) in cash & cash equivalents                      (226,643)      4,820,923
Cash & cash equivalents at beginning of year                                           775,699       1,192,487
                                                                                  ------------    ------------
Cash & cash equivalents at end of period                                          $    549,056    $  6,013,410
                                                                                  ============    ============


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                                  $    101,172    $    168,091
                                                                                  ============    ============
        Income taxes                                                              $        258    $       --
                                                                                  ============    ============
    Non-cash investing and financing activities
       Dividends accrued                                                          $     60,268    $     65,727
                                                                                  ============    ============
       Stock received for sale of agency                                          $       --      $     41,484
                                                                                  ============    ============
       Stock issued for employees' bonus                                          $       --      $    155,100
                                                                                  ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by Federated National, American Vehicle and third-party insurance companies through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium"). In the first quarter of 2002, the Company decided to discontinue offering pay advances through its wholly-owned subsidiary, FedFirst Corp. ("FedFirst"), due to declining profits in this line of business.

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 21 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and service through its 80%-owned subsidiary Express Tax Service Company ("Express Tax").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A)  CRITICAL ACCOUNTING POLICIES

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

         The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense and the recoverability of goodwill. In addition, significant estimates form the bases for the Company's reserves with respect to finance contracts, consumer loans, pay advances receivable, premiums receivable, deferred income taxes and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. Management constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

         (B) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This statement addresses how goodwill should be accounted for after it has initially been recognized in the financial statements. The provisions of SFAS No. 142 no longer allow the amortization of goodwill but require that impairment be tested at least annually.

         The Company adopted SFAS No. 142 effective January 1, 2002. The initial application of SFAS No. 142 did not result in the need to recognize any impairment losses for goodwill resulting from the transitional impairment test. The elimination of goodwill amortization increased pretax net income for the three months ended March 31, 2002 by approximately $126,000, or $.03 per share.

         (C) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for the periods presented in this Report, however, excluded the impact of warrants and stock options as such amounts are anti-dilutive.

         (D) RECLASSIFICATIONS

         Certain amounts in 2001 financial statements have been reclassified to conform with 2002 presentation.

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its subsidiary, Federated Premium is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allows for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. This initial additional amount declines by $100,000 each month beginning November 1, 2001. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

(5) COMPREHENSIVE INCOME

         For the three months ended March 31, 2002 and 2000, comprehensive income consisted of the following:

                                                    2002         2001
                                                    ----         ----
Net income                                       $ 991,370    $ 498,746
Change in net unrealized losses on investments
          held for sale, net of income taxes      (543,926)    (465,435)
                                                 ---------    ---------
Comprehensive income                             $ 447,444    $  33,311
                                                 =========    =========


(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile and homeowner insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated and pay advances through FedFirst. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds, and pay advances, and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century Holding Company, franchise operations and income tax return preparation.

         Information regarding components of operations for the three-month period ending March 31, 2002 and 2001 follows:

                                                           2002              2001
                                                           ----             -----
TOTAL REVENUE

         Insurance Segment                             $  8,187,365    $  8,566,104
         Financing Segment                                1,000,764       1,380,750
         All Other                                        1,213,452         869,105
                                                       ------------    ------------

                  Total Operating Segments               10,401,581      10,815,959
         Intercompany Eliminations                         (894,581)     (1,267,809)
                                                       ------------    ------------
                  Total Revenues                       $  9,507,000    $  9,548,150
                                                       ============    ============


EARNINGS BEFORE INCOME TAXES

         Insurance Segment                             $    401,414    $   (289,545)
         Financing Segment                                  159,234         280,884
         All Other                                          983,588         774,750
                                                       ------------    ------------

                  Total Earnings before Income Taxes   $  1,544,236    $    766,089
                                                       ============    ============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION (CONTINUED)

         Information regarding total assets as of March 31, 2002 and December 31,2001 follows:

                                          2002         2001
                                          ----         ----
TOTAL ASSETS

         Insurance Segment           $45,317,627   $40,503,331
         Finance Segment              10,717,061    10,697,865
         All Other                     3,227,164     3,630,319
                                     -----------   -----------

         Total Operating Segments     59,261,852    54,831,515
         Intercompany Eliminations         2,520        22,096
                                     -----------   -----------

                  Total Assets       $59,264,372   $54,853,611
                                     ===========   ===========

(7) ACQUISITION

         In August 2001, the Company purchased all of the outstanding stock and all of the outstanding surplus notes of American Vehicle for $500,000 in cash. In addition, the Company agreed to pay two executives of American Vehicle a finders' fee of $400,000 over a period of three years. American Vehicle was organized and incorporated as a multi-line property and casualty insurance company and primarily writes nonstandard private passenger automobile liability and physical damage coverage.

         The Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 include the balance sheets of American Vehicle. The Consolidated Statements of Operations and the Consolidated Statement of Cash Flow for the three months ended March 31, 2002 include American Vehicle.

         Unaudited pro forma results of operations for the three months ended March 31, 2001 giving effect to the acquisition as of January 1, 2001 is as follows:

Revenue                                                $9,532,936
Income before extraordinary gain                          914,932
Extraordinary gain                                      1,185,895
Net income                                              2,100,827

Earnings (loss) per share and earnings
   (loss) per share assuming dilution
         Net income (loss) before extraordinary gain   $     0.28
         Extraordinary gain                                  0.36
         Net income (loss)                                   0.64

                  The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of January 1, 2001, or of results that may occur in the future.

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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites nonstandard and standard personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National and American Vehicle. The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance MGA. The Company internally processes claims made by Federated National, American Vehicle and third-party insurance companies through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium. In the first quarter of 2002, the Company decided to discontinue offering pay advances through its wholly-owned subsidiary, FedFirst, due to declining profits in this line of business.

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 21 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and services through its 80% owned subsidiary Express Tax.

         The Company's business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Company's business, results of operations and financial condition. Also, if the Company's estimated liabilities for unpaid losses and LAE is less than actual losses and LAE, the Company will be required to increase reserves with a corresponding reduction in the Company's net income in the period in which the deficiency is identified. The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable ratings from A. M. Best, a leading rating agency for the insurance industry, and offer more diversified insurance coverage. The Company's competitors include other companies, which market their products through agents, as well as companies, which sell insurance directly to customers.

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

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2002 AS COMPARED TO DECEMBER 31, 2001

         INVESTMENTS. Investments increased $2.6 million, or 15.7%, to $19.3 million as of March 31, 2002 as compared to $16.7 million as of December 31, 2001. This increase in investments is the result of an increase in premiums written discussed below.

         FINANCE CONTRACTS AND PAY ADVANCES RECEIVABLE. Finance contracts and pay advances receivable increased $1.3 million, or 12.3%, to $12.1 million as of March 31, 2002 from $10.8 as of December 31, 2001. This increase is also the result of the increase in premiums written discussed below.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums increased $2.5 million, or 43.1%, to $8.0 million as of March 31, 2002 from $5.6 million as of December 31, 2001 This increase is also the result of the increase in premiums written, partially offset by a decrease in Federated National's quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002. American Vehicle reinsures 80% of its premiums written.

         PREMIUMS RECEIVABLE. Premiums receivable increased $1.9 million, or 122.7%, from $1.6 million as of December 31, 2001 to $3.5 million as of March 31, 2002. This increase is the result of the increase in premiums written plus added emphasis on payment plan automobile insurance policies.

         REINSURANCE RECOVERABLE. Reinsurance recoverable decreased $1.3 million to $5.7 million as of March 31, 2002 from $7.0 million as of December 31, 2001. This decrease is the result of the decrease of Federated National's reinsurance discussed above coupled with lower losses and loss adjustment expenses as the Company is experiencing an improvement its loss ratio discussed below.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs decreased from $11,000 as of December 31, 2001 to a credit of $698,000 as of March 31, 2002. Included in the December 31, 2001 balance were deferred commissions of $1.7 million offset by unearned ceded commissions of $1.7 million. As of March 31, 2002, deferred commissions were $1.6 million offset by unearned ceded commissions of $2.3 million. Deferred commissions declined despite the increase in premiums written because of increases in commissions paid to captive agents which are eliminated in consolidation. The increase in unearned ceded commissions is related to American Vehicle, which is 80% reinsured.

         UNEARNED PREMIUMS. Unearned premiums increased $4.1 million, or 27.7 %, to $19.1 million as of March 31, 2002 from $15.0 million as of December 31, 2001. This increase is the result of the increase in premiums written.

         BANK OVERDRAFT. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $810,000 as of March 31, 2002, a $1.3 million decrease from $2.1 million as of December 31, 2001. This decrease is primarily related to the timing of the issuance of refund and claim checks and receipt of reinsurance money.

         DRAFTS PAYABLE TO INSURANCE COMPANIES. Drafts payable to insurance companies increased $637,000 to $1.2 million as of March 31, 2002 from $601,000 as of December 31, 2001. This increase is related to the timing of the receipt of premium finance contracts as compared to the receipt of the related draft from the bank.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $5.4 million, or 71.9%, to $13.1 million for the three months ended March 31, 2002 as compared to $7.6 million for the comparable period in 2001. $3.9 million of this increase is attributable to American Vehicle which was acquired in August 2001. Federated National's automobile premiums written increased $779,000 and its homeowner premiums written increased $818,000.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased $1.5 million to $5.6 million for the three months ended March 31, 2001, from $3.1 million for the three months ended March 31,2001. This increase is primarily due to American Vehicle, which cedes 80% of its premium. Federated National decreased its quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

         INCREASE (DECREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The increase (decrease) in unearned premiums, net of prepaid reinsurance premiums was a positive $188,000 for the three months ended March 31, 2001 compared to a negative $1.7 million for the three months ended March 31, 2001. In the first quarter of 2002, premiums written were increasing and, consequently, the change in unearned premiums was increasing. In the first quarter of 2001, premiums written were relatively unchanged, consequently the change in unearned premiums was small.

         COMMISSION INCOME. Commission income decreased $460,000 to $428,000 for the three-month period ended March 31, 2002 from $888,000 for the same period in 2001. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers. This decrease reflects the Company's sale or closure of 15 agencies in 2001.

         FINANCE REVENUE. Finance revenue decreased $341,000 to $1.1 million for the three-month period ended March 31, 2002 as compared to $1.4 million for the same period in 2001 due to lower receivable balances during the 2002 period as compared to 2001.

         MGA FEES. MGA fees declined $331,000 to $959,000 for the three-month period ended March 31, 2002 from $1.3 million for the same period in 2001. The decrease is because the Company ceased underwriting for a non-affiliated insurance client in the fourth quarter of 2001.

         NET REALIZED INVESTMENT GAINS. The Company experienced net realized gains of $54,000 for the three-month period ended March 31, 2001 compared to realized losses of $74,000 for the same period in 2001. Realized gains or losses are primarily a function of the bond and equity markets. There can be no assurance that the Company will record gains in the future.

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2002 was 58.6% compared with 71.1% for the same period in 2001. Losses and LAE incurred decreased $147,000 to $3.2 million for the three-month period ended March 31, 2002 from $3.3 million for the same period in 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the decrease in the loss ratio to a number of factors including premium increases in July 2001, management changes to its claims adjusting subsidiary in June 2001, a decrease in premiums written in Miami-Dade County, Florida and a new law in Florida that includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         SALARIES AND WAGES. Salaries and wages decreased $477,000 to $2.0 million for the three-month period ended March 31, 2002 from $2.5 million for the same period in 2001. This increase is related primarily to the reduction in the number of Company-owned agencies from 38 to 23 through sale and closures.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased from $80,000 for the three-month period ended March 31, 2001 to a credit $70,000 for the same period in 2002. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded because American Vehicle, which was acquired in August 2001, reinsures 80% of its premiums written.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement, which was amended and revised in September 2001, allows for a maximum credit commitment of $7.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of March 31, 2002 and December 31, 2001 were approximately $6.2 million and $6.7 million, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2002.

         For the three months ended March 31, 2002, operations generated operating cash flow of $6.1 million, which was primarily attributable to the increase in premiums written. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in investing activities was $4.4 million for the quarter ended March 31, 2002 as the Company invested the cash flow from operating activities. In the future, the Company expects a continued cash flow deficit from investing activities as the Company invests cash from operations. Cash deficit from financing activities was $2.0 million for the quarter ended March 31, 2002, as the Company reduced its bank overdraft and the amount outstanding under its Revolving Agreement. The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2002 statutory minimum capital and surplus requirement of $3.0 million as defined in the Florida Insurance Code. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios.

         The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Department of Insurance, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2002 by Federated National without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December
31. American Vehicle may not pay dividends in 2002. No dividends were paid by either company during 2002 or 2001.

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2002, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's and American Vehicle's statutory capital surplus levels as of March 31, 2002 were approximately $6.1 million and $3.1 million, respectively, and their statutory net income for the quarter ended March 31, 2002 was $399,000 and $79,000, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K as of December 31, 2001. No material changes have occurred in market risk since this information was disclosed.

PART II. OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5

EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            21ST CENTURY HOLDING COMPANY

Date: May 14, 2002                          By: /s/ Samuel A. Milne
                                            -----------------------
                                            Title: Chief Financial Officer