Form 10-Q
period 2002-06-30
21ST CENTURY HOLDING CO
filed 2002-08-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                   FL                                    65-0248866
        ----------------------------------------------------------------
        (State or Other Jurisdiction of                (IRS Employer
        Incorporation or Organization)               Identification No.)


                   4161 N.W. 5th Street, Plantation, FL 33317
               (Address of principal executive offices) (Zip Code)

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

                 Common Stock, $.01 par value - 2,991,201 shares
                       outstanding as of August 12, 2002.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                            PAGE
                                                                         ----

ITEM 1:

Consolidated Balance Sheets
     as of  June 30, 2002 (Unaudited)
     and December 31, 2001 (Audited).....................................  3

Consolidated Statements of Operations
     for the three and six months ended June 30, 2002 (Unaudited)
     and 2001 (Unaudited)................................................  4

Consolidated Cash Flow Statements
     for the six months ended June 30, 2002 (Unaudited)
     and 2001 (Unaudited)................................................  5

Notes to Consolidated Financial Statements...............................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................... 10

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk............... 14

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings........................................................ 16

ITEM 2

Changes in Securities.................................................... 16

ITEM 3

Defaults upon Senior Securities.......................................... 16

ITEM 4

Submission of Matters to a Vote of Security Holders...................... 16

ITEM 5

Other Information........................................................ 17

ITEM 6

Exhibits and Reports on Form 8-K......................................... 17


Signatures............................................................... 18

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 2002       DECEMBER 31, 2001
                                                                                    -------------       -----------------
                                                                                     (UNAUDITED)
                                            ASSETS
Investments
     Fixed maturities, available for sale at fair value                              $ 20,961,307          $ 16,713,321
     Equity securities, at fair value                                                     192,550               192,500
     Mortgage loans

                                                                                          156,931               601,601
                                                                                     ------------          ------------

                 Total investments                                                     21,310,788            17,507,422

Cash and cash equivalents                                                               1,016,061               775,699
Finance contracts and pay advances receivable, net of allowances for
       credit losses of $690,905 and $723,756, respectively                            13,366,005            10,813,881
Prepaid reinsurance premiums                                                           10,789,319             5,559,909
Premiums receivable, net of allowance of $182,000 and $235,000, respectively            4,691,220             1,560,914
Reinsurance recoverable, net                                                            7,517,356             7,053,329
Deferred acquisition costs, net                                                          (974,995)               11,952
Deferred income taxes                                                                   1,510,504             2,252,176
Property, plant and equipment, net                                                      4,906,150             5,086,884
Other assets                                                                            1,243,288             2,442,092
Goodwill                                                                                1,789,353             1,789,353
                                                                                     ------------          ------------

                  TOTAL ASSETS                                                        $67,165,049           $54,853,611
                                                                                      ===========           ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                            $13,154,617           $11,005,337
Unearned premiums                                                                      25,689,898            14,951,228
Revolving credit outstanding                                                            6,383,581             6,676,817
Bank overdraft                                                                          2,035,168             2,147,546
Unearned commissions                                                                    1,466,304             2,098,808
Accounts payable and accrued expenses                                                   2,452,207             2,030,015
Premium deposits                                                                        1,397,992             1,133,977
Drafts payable to insurance companies                                                     831,739               600,752
                                                                                      -----------           -----------

                 TOTAL LIABILITIES                                                     53,411,506            40,644,480
                                                                                      -----------           -----------

Commitments and contingencies                                                                  --                    --

Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 3,011,201
         and 3,030,001 shares, respectively                                                34,107                34,107
    Additional paid in capital                                                         12,845,450            12,833,146
    Accumulated other comprehensive income                                             (1,454,828)             (218,137)
    Retained earnings                                                                   3,303,135             2,400,301
    Treasury stock, 399,466 and 380,666 shares, respectively, at cost                    (974,321)             (840,286)
                                                                                      -----------           -----------
                 TOTAL SHAREHOLDERS' EQUITY                                            13,753,543            14,209,131
                                                                                     ------------          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $67,165,049           $54,853,611
                                                                                      ===========           ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        2002               2001                2002               2001
                                                        ----               ----                ----               ----
Revenues:
   Gross premiums written                           $17,736,724         $11,594,744         $30,811,709        $19,199,059
   Gross premiums ceded                              (7,497,560)         (3,707,402)        (13,390,990)        (6,816,314)
                                                    ------------        ------------        ------------       ------------
             Net premiums written                     10,239,164           7,887,342          17,420,719         12,382,745
Increase (decrease) in unearned premiums, net
   of prepaid reinsurance premiums                   (3,753,201)        (2,695,973)           (5,500,262)        (2,507,652)
                                                    ------------        ------------        ------------       ------------

             Net premiums earned                       6,485,963           5,191,369          11,920,457          9,875,093
Commission income                                        650,071             600,744           1,078,417          1,488,782
Finance revenue                                        1,192,221           1,401,830           2,253,652          2,804,701
MGA fees                                                 799,702           1,717,626           1,758,702          3,007,158
Net investment income                                    362,909             262,381             697,531            498,933
Net securities gains (losses)                        (1,513,517)         (1,809,009)         (1,459,736)         (1,883,042)
Other income                                            639,504             798,089           1,874,830           1,919,555
                                                    ------------        ------------        ------------       ------------

             Total revenue                             8,616,853           8,163,030          18,123,853         17,711,180
                                                    ------------        ------------        ------------       ------------

Expenses:
   Losses and loss adjustment expenses                 3,330,196           5,257,370           6,514,827          8,588,615
   Operating and underwriting expenses                 2,571,109           2,695,672           5,416,634          5,443,344
   Salaries and wages                                  1,943,354           2,020,679           3,946,244          4,500,163
   Amortization of deferred acquisition costs          (151,197)             469,779           (221,479)            549,439
   Amortization of goodwill                                   --             142,494                  --            286,494
                                                    ------------        ------------        ------------       ------------

             Total expenses                            7,693,462          10,585,994          15,656,226         19,368,055
                                                    ------------        ------------        ------------       ------------

Income (loss) before provision (credit) for
    income tax expense                                   923,391         (2,422,964)           2,467,627        (1,656,875)
Provision (credit) for income tax expense                891,350           (933,293)           1,444,216          (665,950)
                                                    ------------        ------------        ------------       ------------

             Net income (loss)                           $32,041        $(1,489,671)          $1,023,411          $(990,925)
                                                    ============        ============          ==========          ==========

             Net income (loss) per share and net
                 income per share-assuming dilution        $0.01              $(0.47)              $0.34             $(0.31)
                                                    ============        ============          ==========          ==========

 Weighted average number of common shares outstanding  3,017,526           3,163,801           3,023,226          3,233,563

 Weighted average number of common and common
     equivalent shares outstanding                     3,020,126           3,163,801           3,023,226          3,233,563

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2002            2001
                                                                             ----            ----
Cash flow from operating activities:
Net income                                                               $  1,023,411    $   (990,925)
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Accretion of investment discounts                                       (43,290)        (13,201)
      Depreciation and amortization                                           172,164         198,380
      Amortization of goodwill                                                     --         286,494
      Deferred income tax expense (credit)                                    741,672      (1,218,912)
      Net realized investment losses                                        1,459,736       1,883,042
      Amortization of deferred acquisition costs, net                        (221,479)        549,439
      Provision for credit losses                                             795,440         969,453
      Provision for uncollectible premiums                                    103,854           6,479
      Gain on sale of agency                                                       --          13,198
      Stock option expense                                                     12,304              --
      Changes in operating assets and liabilities:
         Premiums receivable                                               (3,234,160)     (1,046,090)
         Prepaid reinsurance premiums                                      (5,229,410)     (2,525,818)
         Due from reinsurers                                                 (464,027)     (2,493,976)
         Deferred acquisition costs, net                                    1,208,426        (133,008)
         Other assets                                                       1,198,804         820,782
         Unpaid loss and loss adjustment expenses                           2,149,280       2,782,208
         Unearned premiums                                                 10,738,670       3,255,430
         Unearned commissions                                                (632,504)        685,366
         Accounts payable and accrued expenses                                422,792        (755,430)
         Due to third party insurers                                               --       1,023,333
         Premium deposits                                                     264,015         258,781
         Drafts payable to insurance companies                                230,987         316,710
                                                                         ------------    ------------
              Net cash flow provided by operating activities               10,696,685       3,871,735
                                                                         ------------    ------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale        9,871,793      47,730,368
      Purchases of investment securities available for sale               (16,836,867)    (46,647,053)
      Finance contracts receivables, consumer loans and
        pay advances receivable                                            (3,347,564)     (2,000,251)
      Collection of mortgage loans                                            454,429           7,192
      Purchases of property and equipment                                    (127,216)       (137,005)
      Proceeds from sale of property and equipment                            199,687              --
      Mortgage loans                                                           (9,759)       (198,078)
                                                                         ------------    ------------
              Net cash flow provided by (used in) investing activities     (9,795,497)     (1,244,827)
                                                                         ------------    ------------

Cash flows from financing activities
      Decrease in bank overdraft                                             (112,378)       (166,273)
      Dividends paid                                                         (121,177)       (133,854)
      Purchases of treasury stock                                            (134,035)       (519,197)
      Increase (decrease) in revolving credit outstanding                    (293,236)      1,266,649
                                                                         ------------    ------------
              Net cash flow used in financing activities                     (660,826)        447,325
                                                                         ------------    ------------

              Net increase in cash & cash equivalents                         240,362       3,074,233
Cash & cash equivalents at beginning of year                                  775,699       1,192,487
                                                                         ------------    ------------
Cash & cash equivalents at end of period                                 $  1,016,061    $  4,266,720
                                                                         ============    ============

Supplemental disclosure of cash flow information:

    Cash paid during the period for:
        Interest                                                         $    198,371    $    326,197
                                                                         ============    ============
        Income taxes                                                     $  1,150,258    $         --
                                                                         ============    ============
    Non-cash investing and financing activities
       Dividends accrued                                                 $     60,309    $     63,222
                                                                         ============    ============
       Stock received for sale of agency                                 $         --    $     41,484
                                                                         ============    ============
       Stock issued for employees' bonus                                 $      7,800    $    155,100
                                                                         ============    ============
       Notes receivable for sale of agencies, net of unrealized gains    $         --    $    572,275
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

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 29 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and services through its 80%-owned subsidiary, Express Tax Service Company ("Express Tax").


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

         Had SFAS No. 142 been effective in 2001, the impact to reported net income and earnings per share would be as follows:

                                            Three months ended June 30,   Six months ended June 30,
                                                2002         2001             2002          2001
                                                ----         ----             ----          ----
Reported net income                          $   32,041   $(1,489,671)   $   1,023,411   $  (990,925)
Adjustments:
         Goodwill amortization expense               --       142,494               --       286,494
         Income taxes                                --       (38,402)              --       (75,771)
                                             ----------   -----------    -------------   -----------
 Adjusted net income:                        $   32,041   $(1,385,579)   $   1,023,411   $  (780,202)
                                             ==========   ===========    =============   ===========

Net income (loss) per share and net income
  per share-assuming dilution:
         Reported                            $     0.01   $     (0.47)   $        0.34   $     (0.31)
         Adjusted                            $     0.01   $     (0.44)   $        0.34   $     (0.24)

         (C) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for all periods presented in this Report except for the three months ended June 30, 2002, excluded the impact of warrants and stock options as such amounts are anti-dilutive. For the three months ended June 30, 2002, an additional 2,600 shares were added to the average shares outstanding representing the dilutive effect of options and warrants outstanding during the period.

         (D) RECLASSIFICATIONS

         Certain amounts in 2001 financial statements have been reclassified to conform with 2002 presentation.

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its subsidiary, Federated Premium, is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allows for a maximum credit commitment of $7.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2002. The Revolving Agreement, as amended, expires September 30, 2004.

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

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remained one outstanding issue, which was the assessment of attorney's fees and costs. On July 31, 2002, the Court issued a judgment of $1.1 million for such fees and costs. In accordance with the acquisition agreement, the previous owners of American Vehicle have indemnified the Company from such judgment, and over $700,000 is in escrow pending settlement. Consequently, no liability for these fees and costs has been recorded.


(5) COMPREHENSIVE INCOME

         For the three and six months ended June 30, 2002 and 2001, comprehensive income consisted of the following:

                                                 Three months ended June 30,   Six months ended June 30,
                                                    2002            2001           2002        2001
                                                    ----            ----           ----        ----
Net income                                         $  32,041    $(1,489,671)   $ 1,023,411   $(990,925)
Change in net unrealized losses on investments
          held for sale, net of income taxes        (692,765)     1,379,491     (1,236,691)    914,056
                                                   ---------    -----------    -----------    --------
Comprehensive income (loss)                        $(660,724)   $  (110,180)   $  (213,280)   $(76,869)
                                                   =========    ===========    ===========    ========

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile and homeowner insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated and pay advances through FedFirst. The financing segment provides premium financing to both Federated National's insureds and to third-party insureds, and prior to the first quarter of 2002, pay advances, and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION (CONTINUED)

         Information regarding components of operations for the three months and six months ended June 30, 2002 and 2001 follows:

                                                           Three months ended June 30,          Six months ended June 30,
                                                              2002             2001              2002              2001
                                                              ----             ----              ----              ----
Total Revenue
         Insurance Segment                                 $7,788,138       $ 8,298,527       $15,975,503       $16,847,187
         Financing Segment                                  1,075,743         1,389,037         2,076,507         2,769,787
         All Other                                            410,610         1,712,262         1,624,062         2,598,811
                                                           ----------       -----------       -----------       -----------

                  Total Operating Segments                 $9,274,491        11,399,826        19,676,072        22,215,785
         Intercompany Eliminations                           (657,638)       (3,236,796)       (1,552,219)       (4,504,605)
                                                           ----------       -----------       -----------       -----------
                  Total Revenues                           $8,616,853       $ 8,163,030       $18,123,853       $17,711,180
                                                           ==========       ===========       ===========       ===========


Earnings Before Income Taxes
         Insurance Segment                                 $  236,465       $(3,177,072)      $   637,879       $(3,446,859)
         Financing Segment                                    411,065           458,629           570,299           739,513
         All Other                                            275,861           295,479         1,259,449         1,050,471
                                                           ----------       -----------       -----------       -----------
                  Total Earnings before Income Taxes       $  923,391       $(2,422,964)      $ 2,467,627       $(1,656,875)
                                                           ==========       ===========       ===========       ===========


         Information regarding total assets as of June 30, 2002 and December 31, 2001 follows:

                                                       2002              2001
                                                       ----              ----
Total Assets
         Insurance Segment                         $54,083,689       $40,503,331
         Finance Segment                            10,987,196        10,697,865
         All Other                                   2,078,738         3,630,319
                                                     ---------         ---------
         Total Operating Segments                   67,149,623        54,831,515
         Intercompany Eliminations                      15,426            22,096
                                                   -----------       -----------
                  Total Assets                     $67,165,049       $54,853,611
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

         The Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 include the balance sheets of American Vehicle. The Consolidated Statements of Operations for the three and six months ended June 30, 2002 and the Consolidated Statement of Cash Flow for the six months ended June 30, 2002 include American Vehicle.

         Unaudited pro forma results of operations for the three and six months ended June 30, 2001 giving effect to the acquisition at the beginning of each period is as follows:

                                                                       Three months     Six months
                                                                       ------------     ----------
         Revenue                                                        $8,639,952      $18,172,888
         Income (loss) before extraordinary gain                          (38,069)          876,863
         Extraordinary gain                                              1,185,895        1,185,895
         Net income                                                      1,147,826        2,062,758
         Earnings (loss) per share and earnings
            (loss) per share assuming dilution
                  Net income (loss) before extraordinary gain              $(0.01)            $0.29
                  Extraordinary gain                                          0.39             0.39
                  Net income (loss)                                           0.38             0.68

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of January 1, 2001, or of results that may occur in the future.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, risks related to the nature of the Company's business; dependence on investment income and the composition of the Company's investment portfolio; the adequacy of its liability for loss and loss adjustment expense ("LAE"); regulation; insurance agents; claims experience; limited experience in the insurance industry; competition; ratings by industry services; catastrophe losses; reliance on key personnel and other risks discussed elsewhere in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 29 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and services through its 80% owned subsidiary, Express Tax.

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

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2002 AS COMPARED TO DECEMBER 31, 2001

         INVESTMENTS. Investments increased $3.8 million, or 21.7%, to $21.3.3 million as of June 30, 2002 as compared to $17.5 million as of December 31, 2001. This increase in investments is the result of an increase in premiums written discussed below.

         FINANCE CONTRACTS AND PAY ADVANCES RECEIVABLE. Finance contracts and pay advances receivable increased $2.6 million, or 23.6%, to $13.4 million as of June 30, 2002 from $10.8 as of December 31, 2001. This increase is also the result of the increase in premiums written discussed below.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums increased $5.2 million to $10.8 million as of June 30, 2002 from $5.6 million as of December 31, 2001 This increase is also the result of the increase in premiums written, partially offset by a decrease in Federated National's quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002. American Vehicle reinsures 80% of its premiums written and began operations in November 2001.

         PREMIUMS RECEIVABLE. Premiums receivable increased $3.1 million from $1.6 million as of December 31, 2001 to $4.7 million as of June 30, 2002. This increase is the result of the increase in premiums written plus added emphasis on payment plan automobile insurance policies.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs decreased from $11,000 as of December 31, 2001 to a credit of $975,000 as of June 30, 2002. Included in the December 31, 2001 balance were deferred commissions of $1.7 million offset by unearned ceded commissions of $1.7 million. As of June 30, 2002, deferred commissions were $2.1 million offset by unearned ceded commissions of $3.1 million. The increase in unearned ceded commissions is related to American Vehicle, which is 80% reinsured and began operations in November 2001.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses increased $2.2 million to $13.2 million as of June 30, 2002 from $11.0 million as of December 31, 2001. This increase is primarily related to accrued losses of American Vehicle.

         UNEARNED PREMIUMS. Unearned premiums increased $10.7 million to $25.7 million as of June 30, 2002 from $15.0 million as of December 31, 2001. This increase is the result of the increase in premiums written primarily through American Vehicle.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $6.1 million, or 53.0%, to $17.7 million for the three months ended June 30, 2002 as compared to $11.6 million for the comparable period in 2001. $4.9 million of this increase is attributable to American Vehicle, which was acquired in August 2001. Federated National's written automobile premiums increased $1.7 million primarily because a number of the Company's competitors are currently no longer writing new automobile insurance policies in Florida.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased $3.8 million to $7.5 million for the three months ended June 30, 2002, from $3.7 million for the three months ended June 30, 2001. This increase is primarily due to American Vehicle, which cedes 80% of its premium. Federated National decreased its quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002.

         INCREASE (DECREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The increase (decrease) in unearned premiums, net of prepaid reinsurance premiums was a negative $3.8 million for the three months ended June 30, 2002 compared to a negative $2.7 million for the three months ended June 30, 2001. This change is due primarily to the increase in premiums written and premiums ceded discussed above.

         MGA FEES. MGA fees declined $918,000 to $800,000 for the three-month period ended June 30, 2002 from $1.7 million for the same period in 2001. The decrease is because the Company ceased underwriting for a non-affiliated insurance client in the fourth quarter of 2001.

         NET SECURITIES GAINS (LOSSES). The Company experienced net losses of $1.5 million for the six-month period ended June 30, 2002 compared to net losses of $1.8 million for the same period in 2001. In June 2002, the Company recorded a loss of $1.5 million on its $2.5 million investment in WorldCom bonds. In the second quarter of 2001, the Company recorded losses on its common stock portfolio, which was liquidated in the third quarter of 2001. For additional information regarding the investment portfolio see "Quantitative and Qualitative Disclosures About Market Risk" below.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (CONTINUED)

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended June 30, 2002 was 51.4% compared with 101.3% for the same period in 2001. Losses and LAE incurred decreased $1.9 million to $3.3 million for the three-month period ended June 30, 2002 from $5.3 million for the same period in 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the decrease in the loss ratio to a number of factors, including premium increases in July 2001, management changes to its claims adjusting subsidiary in June 2001, a decrease in premiums written in Miami-Dade County, Florida, the cancellation of independent agents that write high loss business and a new law in Florida that includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased from $470,000 for the three-month period ended June 30, 2001 to a credit $151,000 for the same period in 2002. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded because American Vehicle, which was acquired in August 2001, reinsures 80% of its premiums written.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142. See Note 2 (B) above.

         PROVISION (CREDIT) FOR INCOME TAX EXPENSE. Income tax expense has been provided at a rate of 96.5% for the three months ended June 30, 2002 compared with 38.5% for the same period in 2001. The rate in 2002 is higher than in 2001 because the Company can no longer benefit capital losses.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $11.6 million, or 60.4%, to $30.8 million for the six months ended June 30, 2002 as compared to $19.2 million for the comparable period in 2001. American Vehicle, which began operations in November 2001, wrote $8.8 million of this increase. The remaining increase, which was written by Federated National, is due to a decrease in competition in Florida auto insurance market as several competitors are no longer writing new policies in Florida.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased from $6.8 million for the six months ended June 30, 2001, to $13.4 million for the six months ended June 30, 2002. For 2002, Federated National currently reinsures through a quota-share agreement 40% of its automobile premiums and American Vehicle reinsures 80% of its written premiums. In 2001, Federated National reinsured 50% of automobile premiums. The amount of quota share reinsurance maintained by Federated National is determined by management based on estimated annual written premiums and estimated year-end surplus in order to comply with insurance regulations. American Vehicle maintains high quota share reinsurance to minimize risk.

         INCREASE (DECREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $5.5 million for the six months ended June 30, 2002 compared to $2.5 million for the six months ended June 30, 2001. This increase is due primarily to the change in premiums written and premiums ceded discussed above.

         COMMISSION INCOME. Commission income decreased $410,000 to $1.1 million for the six-month period ended June 30, 2002 from $1.5 for the same period in 2001. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers. This decrease reflects the Company's sale or closure of 15 agencies in 2001.

         MGA FEES. MGA fees declined $1.2 million to $1.8 million for the six-month period ended June 30, 2002 from $3.0 million for the same period in 2001. The decrease is because the Company ceased underwriting for a non-affiliated insurance client in the fourth quarter of 2001.

         NET SECURITIES GAINS (LOSSES). The Company experienced net losses of $1.5 million for the six-month period ended June 30, 2002 compared to net losses of $1.9 million for the same period in 2001. In June 2002, the Company recorded a loss of $1.5 million on its $2.5 million investment in Worldcom bonds. In the second quarter of 2001, the Company recorded losses on its common stock portfolio, which was liquidated in the third quarter of 2001. For additional information regarding the investment portfolio see "Quantitative and Qualitative Disclosures About Market Risk" below.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the six-month period ended June 30, 2002 was 55% compared with 87% for the same period in 2001. Losses and LAE incurred decreased $2.1 million to $6.5 million for the six-month period ended June 30, 2002 from $8.6 million for the same period in 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the decrease in the loss ratio to a number of factors, including premium increases in July 2001, management changes to its claims adjusting subsidiary in June 2001, a decrease in premiums written in Miami-Dade County, Florida, the cancellation of independent agents that write high loss business and a new law in Florida that includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud.

         SALARIES AND WAGES. Salaries and wages decreased $554,000 to $3.9 million for the six-month period ended June 30, 2002 from $4.5 million for the same period in 2001. This decrease is related primarily to the reduction in the number of Company-owned agencies from 38 to 23 through sale and closures.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased from $549,000 for the six-month period ended June 30, 2001 to a credit $221,000 for the same period in 2002. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded because American Vehicle, which was acquired in August 2001, reinsures 80% of its premiums written.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142. See Note 2 (B) above.

         PROVISION (CREDIT) FOR INCOME TAX EXPENSE. Income tax expense has been provided at a rate of 58.5% for the six months ended June 30, 2002 compared with 40.2% for the same period in 2001. The rate in 2002 is higher than in 2001 because the Company can no longer benefit capital losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement, which was amended and revised in September 2001, allows for a maximum credit commitment of $7.0 million. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 2.75% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of June 30, 2002 and December 31, 2001 were approximately $6.4 million and $6.7 million, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2002.

         For the six months ended June 30, 2002, operations generated operating cash flow of $10.7 million, which was primarily attributable to the increase in premiums written. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in investing activities was $9.8 million for the six months ended June 30, 2002 as the Company invested the cash flow from operating activities. To the extent that operations continue to generate cash, the Company expects cash flow deficits from investing activities, as cash from operations is invested. Cash deficit from financing activities was $660,000 for the six months ended June 30, 2002, as the Company reduced its bank overdraft, purchased treasury stock, paid dividends and reduced the amount outstanding under its Revolving Agreement. The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2002 statutory minimum capital and surplus requirement of $3.0 million as defined in the Florida Insurance Code. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. In 2000 and 2001, Federated National violated these ratios and received a $1,000 fine for 2000 and has not received notice of any penalties for the 2001 violation. Through June 30, 2002, net premiums written to date are close to exceeding the maximum allowed for the year. To slow the amount of premiums written, the Company has ceased to write new homeowner's policies and is writing six-month automobile policies. However, the Florida Department of Insurance may deem these steps inadequate and require further restrictive actions.

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

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of June 30, 2002, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's and American Vehicle's statutory capital surplus levels as of June 30, 2002 were approximately $4.4 million and $3.3 million, respectively, and statutory net income for the six months ended June 30, 2002 was $76,000 for Federated National and a net loss of $85,000 for American Vehicle. Included in statutory net income (loss) was a pretax and after tax write down of WorldCom bonds of $1.2 million for Federated National and $300,000 for American Vehicle.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K as of December 31, 2001. No material changes have occurred in market risk since this information was disclosed except as discussed below.

         The Company's fixed maturity investment portfolio is available for sale and is carried at fair value. Gains, that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as securities losses in the consolidated statement of operations. In June 2002, the Company recorded a $1.5 million securities loss for its $2.5 million investment in WorldCom bonds leaving an amortized cost for such bonds of $1.0 million.

         A summary of the fixed maturity investment portfolio as of June 30, 2002 follows:

                                                                     Amortized Cost     Fair Value     Gain (Loss)
                                                                     --------------     ----------     -----------
         Corporate Securities
           Communications Industry                                     $ 7,224,547     $ 5,821,115     $(1,403,432)
           Financial Industry                                            2,194,382       2,139,523         (54,859)
           Other Industries                                              2,094,856       2,042,359         (52,497)
                                                                       -----------     -----------     -----------
              Total Corporate Securities                                11,513,785      10,002,997      (1,510,788)
         Obligations of State and Municipal Subdivisions                 6,117,920       6,126,467           8,547
         U. S. Government and Government Agencies                        4,784,430       4,831,843          47,413
                                                                       -----------     -----------     -----------
                  Total Fixed Maturities                               $22,416,135     $20,961,307     $(1,454,828)
                                                                       ===========     ===========     ===========

         As shown in the table above, the Company had investments with a fair value of $5.8 million and amortized cost of $7.2 million in the communications industry. At the time these investments were made, the Company believed that these were prudent and would enhance the yield on the investment portfolio. Since the disclosure by WorldCom of its accounting fraud, the Company has limited its investment purchases to U. S. Government bonds. In addition, the Company has decided to seek outside professional management for its portfolio.

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

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remained one outstanding issue, which was the assessment of attorney's fees and costs. On July 31, 2002, the Court issued a judgment of $1.1 million for such fees and costs. In accordance with the acquisition agreement, the previous owners of American Vehicle have indemnified the Company from such judgment, and over $700,000 is in escrow pending settlement. Consequently, no liability for these fees and costs has been recorded.

ITEM 2

CHANGES IN SECURITIES

         During the quarter ended June 30, 2002, the Company issued 2,600 shares of common stock to an officer and director representing his bonus in accordance with his employment contract. The foregoing shares were issued without registration pursuant to the exemption afforded by Section4(2) of the Securities Act of 1933.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 4, 2002, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders reelected Carl Dorf and Charles B. Hart, Jr. to the Board of Directors and voted upon the adoption of the 2002 Stock Option Plan in which 1,200,000 shares of the Company's common stock, $.01 par value per share, would be issuable to employees, consultants, independent contractors, officers and directors. With respect to the 2002 Option Plan, 1,412,441 shares were voted in favor, 36,095 shares were voted against and 1,756,808 shares abstained. There were no broker non-votes.

ITEM 5

OTHER INFORMATION

         In August, Samuel A. Milne, the Company's Chief Financial Officer resigned to take a position with a de novo bank in Miami. The Company has appointed J. G. Jennings, III as the new Chief Financial Officer. Mr. Jennings has been the Company's Controller since May 2000 and from September 1990 to May 2000 was Controller of American Vehicle Insurance Company.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 - Statements Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                21ST CENTURY HOLDING COMPANY

Date: August 14, 2002                           By: /s/ J. G. Jennings, III
                                                ---------------------------

                                                Title: Chief Financial Officer