Form 10-Q
period 2002-09-30
21ST CENTURY HOLDING CO
filed 2002-11-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111

                          21st Century Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FL                                          65-0248866
      ------------------------------                       ------------------
     (State or Other Jurisdiction of                        (IRS Employer
      Incorporation or Organization)                       Identification No.)


                   4161 N.W. 5th Street, Plantation, FL 33317
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  954-581-9993
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

           Common Stock, $.01 par value - 2,989,201 shares outstanding as of November 12, 2002.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                          PAGE
ITEM 1:

Consolidated Balance Sheets
     as of  September 30, 2002 (Unaudited)
     and December 31, 2001...............................................................................  3

Consolidated Statements of Operations
     for the three and nine months ended September 30, 2002 (Unaudited)
     and 2001 (Unaudited)................................................................................  4

Consolidated Cash Flow Statements
     for the nine months ended September 30, 2002 (Unaudited)
     and 2001 (Unaudited)................................................................................  5

Notes to Consolidated Financial Statements...............................................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................................................... 11

ITEM 3:

Quantitative and Qualitative Disclosures About Market Risk............................................... 16

ITEM 4:

Controls and Procedures...................................................................................16

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings........................................................................................ 17

ITEM 2

Changes in Securities.................................................................................... 17

ITEM 3

Submission of Matters to a Vote of Security Holders...................................................... 17

ITEM 4

Other Information........................................................................................ 18

Signatures................................................................................................19

Certifications.........................................................................................   20

PART I
ITEM I. FINANCIAL INFORMATION

                                 21ST CENTURY HOLDING COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30, 2002
                                                                                     (UNAUDITED)        DECEMBER 31, 2001
                                                                                     ------------       -----------------
                                            ASSETS
Investments
     Fixed maturities, available for sale at fair value                              $ 20,401,026          $ 16,713,321
     Equity securities, available for sale at fair value                                1,216,685               192,500
     Mortgage loans                                                                       153,653               601,601
                                                                                     ------------          ------------

                 Total investments                                                     21,771,364            17,507,422

Cash and cash equivalents                                                               4,014,459               775,699
Finance contracts, consumer loans and pay advances receivable, net of allowances for
        credit losses of $444,044 and $723,756, respectively                            8,290,070            10,813,881
Prepaid reinsurance premiums                                                           11,433,651             5,559,909
Premiums receivable, net of allowance of $475,129 and $235,000, respectively            7,191,769             1,560,914
Due from reinsurers, net                                                                6,483,912             7,053,329
Deferred acquisition costs, net                                                          (895,716)               11,952
Deferred income taxes                                                                   2,797,059             2,252,176
Property and equipment, net                                                             4,856,341             5,086,884
Other assets                                                                            1,247,819             2,442,092
Goodwill                                                                                1,789,353             1,789,353
                                                                                     ------------          ------------

                  TOTAL ASSETS                                                       $ 68,980,081          $ 54,853,611
                                                                                     ============          ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                           $ 13,641,593          $ 11,005,337
Unearned premiums                                                                      28,339,535            14,951,228
Revolving credit outstanding                                                            4,055,416             6,676,817
Bank overdraft                                                                          3,414,415             2,147,546
Unearned commissions                                                                    1,316,456             2,098,808
Accounts payable and accrued expenses                                                   1,793,373             2,030,015
Premium deposits                                                                          597,121             1,133,977
Drafts payable to insurance companies                                                     476,331               600,752
                                                                                     ------------          ------------
                 TOTAL LIABILITIES                                                     53,634,243            40,644,480
                                                                                     ------------          ------------

Commitments and contingencies                                                                --                    --
Shareholders' equity:
    Common stock of $.01 par value. Authorized 25,000,000 shares, issued 3,410,667 shares, and outstanding 2,990,901
         and 3,330,000, respectively                                                       34,107                34,107
    Additional paid in capital                                                         12,850,501            12,833,146
    Accumulated other comprehensive income                                             (1,364,903)             (218,137)
    Retained earnings                                                                   4,900,320             2,400,301
    Treasury stock, 419,766 and 380,666 shares, respectively, at cost                  (1,074,187)             (840,286)
                                                                                     ------------          ------------
                 TOTAL SHAREHOLDERS' EQUITY                                            15,345,838            14,209,131
                                                                                     ------------          ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 68,980,081          $ 54,853,611
                                                                                     ============          ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                       2002             2001           2002             2001
                                                                       ----             ----           ----             ----
Revenues:
   Gross premiums written                                          $ 16,362,504    $  6,250,643    $ 47,174,213    $ 25,449,702
   Gross premiums ceded                                              (5,883,623)     (2,136,008)    (19,274,613)     (8,952,322)
                                                                   ------------    ------------    ------------    ------------
             Net premiums written                                    10,478,881       4,114,635      27,899,600      16,497,380
Decrease (increase) in unearned premiums, net
   of prepaid reinsurance premiums                                   (2,014,304)      1,158,598      (7,514,566)     (1,349,054)
                                                                   ------------    ------------    ------------    ------------

             Net premiums earned                                      8,464,577       5,273,233      20,385,034      15,148,326
Commission income                                                       783,981         743,245       1,862,398       2,232,027
Finance revenue                                                       1,106,128       1,327,607       3,359,780       4,132,308
MGA fees                                                                639,461       1,534,936       2,398,163       4,542,094
Net investment income                                                   322,159         288,236       1,013,456         787,169
Net securities gains (losses)                                             3,223      (1,134,846)     (1,456,513)     (3,017,888)
Other income                                                            503,638         641,553       2,378,468       2,561,108
                                                                   ------------    ------------    ------------    ------------

             Total revenue                                           11,823,167       8,673,964      29,940,786      26,385,144
                                                                   ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses                                4,228,536       3,620,297      10,743,363      12,208,912
   Operating and underwriting expenses                                2,338,012       3,688,304       7,748,412       9,131,648
   Salaries and wages                                                 1,980,388       1,925,304       5,926,632       6,425,467
   Amortization of deferred acquisition costs                           482,783         632,649         261,304       1,182,088
   Amortization of goodwill                                                  --         130,054              --         416,548
                                                                   ------------    ------------    ------------    ------------

             Total expenses                                           9,029,719       9,996,608      24,679,711      29,364,663
                                                                   ------------    ------------    ------------    ------------

             Income (loss) before provision (credit) for
               income tax expense and extraordinary gain              2,793,448      (1,322,644)      5,261,075      (2,979,519)
Provision (credit) for income tax expense                             1,046,718          12,133       2,490,934        (653,817)
                                                                   ------------    ------------    ------------    ------------

             Net income (loss) before extraordinary gain              1,746,730      (1,344,777)      2,770,141      (2,325,702)

Extraordinary gain (Note 7)                                                  --       1,185,895              --       1,185,895
                                                                   ------------    ------------    ------------    ------------

             Net income (loss)                                     $  1,746,730    $   (148,882)   $  2,770,141    $ (1,139,807)
                                                                   ------------    ------------    ------------    ------------

Earnings (loss) per share and earnings (loss) per share assuming dilution

             Net income (loss) before extraordinary gain           $       0.58    $      (0.43)   $       0.92    $      (0.73)

             Extraordinary gain (Note 7)                                     --            0.38              --            0.37
                                                                   ------------    ------------    ------------    ------------

             Net income (loss)                                     $       0.58    $      (0.05)   $       0.92    $      (0.36)
                                                                   ------------    ------------    ------------    ------------

Weighted average number of common shares outstanding and
   weighted average number of common shares outstanding
   (assuming dilution)                                                2,994,734       3,114,634       3,012,457       3,193,920

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2002                2001
                                                                                ----                ----
Cash flow from operating activities:
Net income (loss)                                                           $  2,770,141       $ (1,139,807)
Adjustments to reconcile net income to net cash flow used
   in operating activities:
      Accretion of investment discounts                                           23,729            (40,199)
      Depreciation and amortization                                              273,725            296,547
      Amortization of goodwill                                                        --            416,548
      Deferred income tax benefit (expense)                                     (544,883)           (77,219)
      Net securities (gains) losses                                            1,456,513          3,017,888
      Amortization of deferred acquisition costs, net                            261,304          1,182,088
      Provision for credit losses                                                912,743          2,149,314
      Provision for uncollectible premiums receivable                             73,146            306,658
      Net loss on sale of agencies                                                17,355             13,198
      Extraordinary gain                                                              --         (1,185,895)
      Changes in operating assets and liabilities:
         Premiums receivable                                                  (5,704,001)        (1,821,905)
         Prepaid reinsurance premiums                                         (5,873,742)        (1,871,574)
         Due from reinsurers                                                     569,417         (4,856,957)
         Deferred acquisition costs, net                                         646,364           (617,104)
         Other assets                                                          1,194,273           (303,314)
         Unpaid loss and loss adjustment expenses                              2,636,259          1,554,886
         Unearned premiums                                                    13,388,307          1,253,926
         Unearned commissions                                                   (782,352)           357,433
         Accounts payable and accrued expenses                                  (236,042)          (422,282)
         Due to third party insurers                                                  --           (368,399)
         Premium deposits                                                       (536,856)           (81,325)
         Drafts payable to insurance companies                                  (124,421)           456,434
                                                                            ------------       ------------
              Net cash flow provided by (used in) operating activities        10,420,979         (1,771,818)
                                                                            ------------       ------------

Cash flow from investing activities:
      Proceeds from sale of securities                                        41,293,545         58,473,671
      Purchases of securities                                                (48,632,442)       (56,816,723)
      Finance contracts, consumer loans and pay advances receivable            1,611,068            (66,959)
      Collection of mortgage loans                                               457,948              7,901
      Purchases of property and equipment                                       (242,869)          (127,377)
      Proceeds from sale of property and equipment                               199,687                 --
      Net cash used to acquire American Vehicle Insurance Company                     --           (301,330)
      Mortgage loans                                                             (10,000)          (400,785)
                                                                            ------------       ------------
              Net cash flow provided by (used in) investing activities        (5,323,063)           768,398
                                                                            ------------       ------------
Cash flows from financing activities
      Increase in bank overdraft                                               1,266,869          1,131,461
      Repayment of notes payable                                                      --                 --
      Dividends paid                                                            (270,722)          (189,074)
      Purchases of treasury stock                                               (233,901)          (718,794)
      Increase (decrease) in revolving credit outstanding                     (2,621,401)          (134,933)
                                                                            ------------       ------------
              Net cash flow provided by financing activities                  (1,859,155)            88,660
                                                                            ------------       ------------

              Net increase (decrease) in cash & cash equivalents               3,238,760           (914,760)
Cash & cash equivalents at beginning of year                                     775,699          2,627,041
                                                                            ------------       ------------
Cash & cash equivalents at end of period                                    $  4,014,459       $  1,712,281
                                                                            ============       ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                             $    286,038       $    468,120
                                                                            ============       ============
       Income taxes                                                         $  1,725,258       $         --
                                                                            ============       ============
    Non-cash investing and financing activities
       Dividends accrued                                                    $    150,055       $     60,852
                                                                            ============       ============
       Stock received for sale of agency                                    $         --       $     41,484
                                                                            ============       ============
       Stock issued for employees' bonus                                    $      7,800       $    155,100
                                                                            ============       ============
       Notes receivable for sale of agencies, net of unrealized gains       $         --       $    388,902
                                                                            ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 21 agencies, owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 38 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and services through its 80% owned subsidiary, Express Tax Service, Inc. ("Express Tax") as well as franchise opportunities through its newly formed 100% owned subsidiary EXPRESSTAX Franchise Corporation. On November 3, 2002 the Company announced the granting of the first three franchises through its newly formed subsidiary EXPRESSTAX Franchise Corp.

         Effective January 1, 2002 American Vehicle decreased its quota share treaty on automobile policies from 80% to 70%. As a result the Reinsurer had to pay the Company $912,000 in unearned premiums and the Company returned $303,000 in ceded commissions. The net increase to income before taxes was approximately $200,000.

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

         Had SFAS No. 142 been effective in 2001, the impact to reported net income and earnings per share would be as follows:

                                              Three months ended September 30,           Nine months ended September 30,
                                                  2002                 2001                    2002                2001
                                                  ----                 ----                    ----                ----
Reported net income                             $   1,746,730      $  (148,882)      $   2,770,141      $(1,139,807)
Adjustments:
         Goodwill amortization expense                     --          130,054                  --          416,548
         Income taxes                                      --          (33,722)                 --         (124,693)
                                                -------------      -----------       -------------      -----------
 Adjusted net income:                           $   1,746,730      $(1,385,579)      $   2,770,141      $  (780,202)
                                                =============      ===========       =============      ===========
Net income (loss) per share and net income
    per share-assuming dilution:
         Reported                               $           0.58   $     (0.05)      $        0.92      $     (0.36)
         Adjusted                               $           0.58   $     (0.05)      $        0.92      $     (0.36)

         (C) Earnings per share

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for all periods presented in this Report, exclude the impact of warrants and stock options as such amounts are anti-dilutive.

         (D) RECLASSIFICATIONS

         Certain amounts in 2001 financial statements have been reclassified to conform with 2002 presentation.

         (E) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are provided for through the establishment of liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon the Company's assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries, which totaled approximately $696,000 and $544,000, at September 30, 2002 and December 31, 2001, respectively.

The estimates of unpaid losses and loss adjustment expenses are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. There can be no assurance that the Company's unpaid losses and loss adjustment expenses

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (E) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

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

         (F) REINSURANCE

             The Company recognizes the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. The Company is reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom the Company believes to be financially sound. At September 30, 2002, all reinsurance recoverables are considered collectible.

(3) REVOLVING CREDIT OUTSTANDING

         The Company, through its subsidiary, Federated Premium, is a party to a revolving loan agreement ("Revolving Agreement") with Flatiron Funding Company LLC ("Flatiron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of Flatiron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2002, allows for a maximum credit commitment of $4.0 million, a decrease of $3.0 million from the previous level. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2002. The Revolving Agreement, as amended, expires September 30, 2004.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The court recently denied the Company's Motion to Dismiss plaintiff's amended complaint and therefore the Company's answer is due on December 9, 2002.

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remained one outstanding issue, which was the assessment of attorney's fees and costs. On July 31, 2002, the court awarded a judgment of $1.1 million for such fees and costs. In accordance with the acquisition agreement, the previous owners of American Vehicle have indemnified the Company from such judgment, and over $700,000 is in escrow pending settlement. Consequently, no liability for these fees and costs has been recorded.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) COMPREHENSIVE INCOME

         For the three and nine months ended September 30, 2002 and 2001, comprehensive income consisted of the following:

                                                       Three months ended September 30,     Nine months ended September 30,
                                                           2002               2001              2002              2001
                                                           ----               ----              ----              ----
Net income                                              $ 1,746,730       $  (148,882)      $ 2,770,141       $(1,139,807)
Change in net unrealized losses on investments
  held for sale, net of income taxes if applicable          (89,925)           98,671        (1,146,766)        1,012,727
                                                        -----------       -----------       -----------       -----------
Comprehensive income (loss)                             $ 1,656,805       $   (50,211)      $ 1,623,375       $  (127,080)
                                                        ===========       ===========       ===========       ===========

Currently certain capital losses are not tax effected since it is more likely than not that they are not allowable and are fully reserved until such time as there are capital gains which may be used as offsets.

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, homeowner and mobile home insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated, American and pay advances through FedFirst. The financing segment provides premium financing to both Federated National's and American Vehicle's insureds and also to third-party insureds, and prior to the first quarter of 2002, pay advances, and is marketed through the Company's distribution network of Company-owned agencies and franchised agencies.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on Generally Accepted Accounting Principles pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of 21st Century Holding Company, franchise operations and income tax return preparation.

         Information regarding components of operations for the three months and nine months ended September 30, 2002 and 2001 follows:

                                                      Three months ended September 30,        Nine months ended September 30,
                                                           2002              2001               2002               2001
                                                           ----              ----               ----               ----
Total Revenue
         Insurance Segment                             $ 10,833,952       $  8,011,569       $ 26,809,455       $ 24,858,756
         Financing Segment                                  898,697          1,246,354          2,975,204          4,016,141
    All Other                                               467,148            857,338          2,091,210          3,456,149
                                                       ------------       ------------       ------------       ------------

                  Total Operating Segments               12,199,797         10,115,261         31,875,869         32,331,046
         Intercompany Eliminations                         (382,865)        (1,441,297)        (1,935,084)        (5,945,902)
                                                       ------------       ------------       ------------       ------------
                  Total Revenues                       $ 11,816,932       $  8,673,964       $ 29,940,785       $ 26,385,144
                                                       ============       ============       ============       ============

Earnings Before Income Taxes
         Insurance Segment                             $  1,965,692       $ (1,132,161)      $  2,603,571       $ (4,579,020)
         Financing Segment                                  485,167           (355,983)         1,055,466            383,530
         All Other                                          342,590            165,500          1,602,039          1,215,971
                                                       ------------       ------------       ------------       ------------
                  Total Earnings before Income Taxes   $  2,793,449       $ (1,322,644)      $  5,261,076       $ (2,979,519)
                                                       ============       ============       ============       ============

         Information regarding total assets as of September 30, 2002 and December 31, 2001 follows:

                                                           2002              2001
                                                           ----              ----
Total Assets
         Insurance Segment                              $58,489,978        $40,503,331
         Finance Segment                                  7,762,983         10,697,865
         All Other                                        2,685,250          3,630,319
                                                        -----------        -----------
         Total Operating Segments                        68,938,211         54,831,515
         Intercompany Eliminations                           41,870             22,096
                                                        -----------        -----------
                  Total Assets                          $68,980,081        $54,853,611
                                                        ===========        ===========

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

         The Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001 include the balance sheets of American Vehicle. The Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and the Consolidated Statement of Cash Flow for the nine months ended September 30, 2002 include American Vehicle.

         Unaudited pro forma results of operations for the three and nine months ended September 30, 2001 giving effect to the acquisition at the beginning of each period is as follows:

                                                                   Three months       Nine months
                                                                   ------------       -----------
         Revenue                                                   $  8,691,839       $ 26,452,054
         Income (loss) before extraordinary gain                     (1,284,981)        (2,419,067)
         Extraordinary gain                                           1,185,895          1,185,895
         Net income                                                     (99,086)        (1,233,172)
         Earnings (loss) per share and earnings
            (loss) per share assuming dilution
                  Net income (loss) before extraordinary gain      $      (0.41)      $      (0.76)
                  Extraordinary gain                                       0.38               0.37
                  Net income (loss)                                       (0.03)             (0.39)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of January 1, 2001, or of results that may occur in the future.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         21st Century Holding Company (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; risks related to the nature of the Company's business; dependence on investment income and the composition of the Company's investment portfolio; the adequacy of its liability for loss and loss adjustment expense ("LAE"); insurance agents; claims experience; limited experience in the insurance industry; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

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

         The Company markets and distributes Federated National's, American Vehicle's and third-party insurers' products and its other services primarily in South Florida, through a network of 21 agencies owned by the Company's wholly-owned subsidiary Federated Agency Group, Inc. ("Federated Agency Group"), 38 franchised agencies and approximately 125 active independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. In December 2000, the Company sold its first franchised agency, which began operations on January 1, 2001. The Company intends to focus its future expansion efforts on franchised agencies.

         The Company offers income tax preparation software and services through its 80% owned subsidiary, Express Tax Service, Inc. as well as franchise opportunities through its newly formed 100% owned subsidiary EXPRESSTAX Franchise Corporation.

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

         Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below that of the Company. Although, the Company's pricing is inevitably influenced to some degree by that of its competitors, the Company's management believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies that underwrite personal automobile insurance.

ANALYSIS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2002 AS COMPARED TO DECEMBER 31, 2001

         Investments. Investments increased $4.3 million, or 24.4%, to $21.8 million as of September 30, 2002 as compared to $17.5 million as of December 31, 2001. This increase in investments is the result of an increase in premiums written discussed below.

         Finance Contracts and Pay Advances Receivable. Finance contracts and pay advances receivable decreased $2.5 million, or 23.3%, to $8.3 million as of September 30, 2002 from $10.8 as of December 31, 2001. This decline is the result of an increase in premiums written and directly billed to the policyholder by the insurance carriers.

         Prepaid Reinsurance Premiums. Prepaid reinsurance premiums increased $5.9 million to $11.4 million as of September 30, 2002 from $5.6 million as of December 31, 2001. This increase is also the result of the increase in premiums written, partially offset by a decrease in Federated National's quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002. American Vehicle reinsures 80% of its premiums written and began operations in November 2001. In July 2002, American Vehicle and its reinsurer agreed to a change to the quota share treaty agreement from 80% to 70% with an effective date of January 1, 2002.

         Premiums Receivable. Premiums receivable increased $5.6 million from $1.6 million as of December 31, 2001 to $7.2 million as of September 30, 2002. This increase is the result of the increase in premiums written plus the Company's added emphasis on direct bill payment plan for automobile insurance policies.

         Deferred Acquisition Costs, Net. Deferred acquisition costs decreased from $11,952 as of December 31, 2001 to a credit of $895,716 as of September 30, 2002. Included in the December 31, 2001 balance were deferred commissions of $1.7 million offset by unearned ceded commissions of $1.7 million. As of September 30, 2002, deferred commissions were $2.5 million offset by unearned ceded commissions of $3.4 million. The increase in unearned ceded commissions is related to American Vehicle, which is 70% reinsured and began operations in November 2001. During August 2002, the American Vehicle quota-share treaty was amended to cede 70% of premiums written during 2002.

         Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses increased $2.6 million to $13.6 million as of September 30, 2002 from $11.0 million as of December 31, 2001. This increase is primarily related to accrued losses of American Vehicle. which did not resume writing premiums until November 2001.

         Unearned Premiums. Unearned premiums increased $13.4 million to $28.3 million as of September 30, 2002 from $14.9 million as of December 31, 2001. This increase is the result of the increase in premiums written primarily through American Vehicle.

         Bank Overdraft. Bank overdraft is the result of the cash management techniques employed by the Company. The overdraft was $3.4 million as of September 30, 2002, a $1.3 million increase from $2.1 million as of December 31, 2001. The increase is primarily related to the timing of the issuance of refund and claim checks and receipt of reinsurance funds.

         Premium Deposits. Premium deposits are the result of premiums received prior to the effective date of the insurance policy. The premium deposits as of September 30, 2002 total $600,000 a decline of $500,000 from the December 31, 2001 balance of $1.1 million. The decrease is attributable to the timing of the issuance of the policyholders' premium renewal invoice.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Gross Premiums Written. Gross premiums written increased $10.1 million, or 161.8%, to $16.4 million for the three months ended September 30, 2002 as compared to $6.3 million for the comparable period in 2001. Home Owner and mobile home premiums increased by $1 million and automobile premiums increased by $9.1 million primarily due the addition of American Vehicle in 2002 and because a number of the Company's competitors are currently no longer writing new automobile insurance policies in Florida.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)

         Gross Premiums Ceded. Gross premiums ceded increased $3.8 million to $5.9 million for the three months ended September 30, 2002, from $2.1 million for the three months ended September 30, 2001. This increase is primarily due to American Vehicle not writing premiums until November 2001 and now ceding 70% of its written premium. Federated National decreased its quota-share reinsurance on automobile insurance from 50% of premiums written in 2001 to 40% for premiums written in 2002.

         Increase (Decrease) in Unearned Premiums, Net of Prepaid Reinsurance Premiums. The increase (decrease) in unearned premiums, net of prepaid reinsurance premiums, was a negative $2.0 million for the three months ended September 30, 2002 compared to a positive $1.2 million for the three months ended September 30, 2001. This change is due primarily to the increase in premiums written and premiums ceded discussed above.

         MGA Fees. MGA fees declined $895,475 to $639,461 for the three-month period ended September 30, 2002 from $1.5 million for the same period in 2001. This decrease occurred because the Company ceased underwriting for a non-affiliated insurance client in the fourth quarter of 2001.

         Net Securities Gains (Losses). The Company experienced net gain of $3,223 during the three-month period ended September 30, 2002 compared to net losses of $1.1 million for the same period in 2001. In September 2002, the Company recorded an additional loss of $0.5 million on its $2.5 million investment in WorldCom bonds. Under Statement of Financial Accounting Standards No. 115, total "other than temporarily impaired" losses associated with WorldCom. bonds have been recorded at $2.0 million. In the second quarter of 2001, the Company recorded losses on its common stock portfolio, which was liquidated in the third quarter of 2001. For additional information regarding the investment portfolio see "Quantitative and Qualitative Disclosures About Market Risk" below.

         Losses and LAE. The Company's combined loss ratios for all lines of insurance, as determined in accordance with GAAP, for the three-month period ended September 30, 2002 are 52.07% and 92.14%, for Federated National and American Vehicle, respectively, as compared with 75.97% for the same period in 2001 for Federated National alone. American Vehicle resumed issuing automobile insurance policies in November of 2001. Losses and LAE incurred increased $0.61 million to $4.3 million for the three-month period ended September 30, 2002 from $3.6 million for the same period in 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the decrease in the loss ratio to a number of factors, including premium increases in July 2001, management changes to its claims adjusting subsidiary in June 2001, a decrease in premiums written in Miami-Dade County, Florida, the cancellation of independent agents that write high loss business, and a new law in Florida that includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud. Loss ratios by company by major line are as follows:
                                                              2002       2001
                                                              ----       ----
         Federated National Automobile                       61.98%     113.77%
         Federated National Home and Mobile home Owners      35.40%      26.86%
         American Vehicle Automobile                         92.60%         -0-

         Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased from $633,000 for the three-month period ended September 30, 2001 to $482,783 for the same period in 2002. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded. The decrease is due to an increase in commissions earned on reinsurance ceded because American Vehicle, which was acquired in August 2001, reinsured 80% of its premiums written. During July 2002, the American Vehicle quota-share treaty was amended to cede 70% of premiums written during 2002.

         Amortization of Goodwill. Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142. See Note 2 (B) above.

         Provision (Credit) for Income Tax Expense. Income tax expense has been provided for at $1.05 million for the three months ended September 30, 2002 compared with $12,133 for the same period in 2001. The rate in 2002 is higher than in 2001 because the Company's tax benefit from capital losses has been substantially reduced.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Gross Premiums Written. Gross premiums written increased $21.7 million, or 85.4%, to $47.2 million for the nine months ended September 30, 2002 as compared to $25.4 million for the comparable period in 2001. American Vehicle, which began operations in November 2001, wrote $13.8 million of this increase. The remaining increase, which was written by Federated National, is due to a decrease in competition in Florida auto insurance market as several competitors are no longer writing new policies in Florida.

         Gross Premiums Ceded. Gross premiums ceded increased from $9.0 million for the nine months ended September 30, 2001, to $19.3 million for the nine months ended September 30, 2002. For 2002, Federated National currently reinsures through a quota-share treaty 40% of its automobile premiums and American Vehicle reinsures 70% of its written premiums. In 2001, Federated National reinsured 50% of automobile premiums. The amount of quota share reinsurance maintained by Federated National is determined by management based on estimated annual written premiums and estimated year-end surplus in order to comply with insurance regulations. American Vehicle maintains higher quota share reinsurance to minimize risk.

         Increase (Decrease) in Unearned Premiums, net of Prepaid Reinsurance Premiums. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $7.5 million for the nine months ended September 30, 2002 compared to $1.3 million for the nine months ended September 30, 2001. This increase is due primarily to the change in premiums written and premiums ceded discussed above.

         Commission Income. Commission income decreased by $370,000 to $1.9 million for the nine-month period ended September 30, 2002 from $2.2 for the same period in 2001. Commission income consists of fees earned by Company-owned agencies placing business with third party insurers. This decrease reflects the Company's sale or closure of captive agencies in 2001.

         MGA Fees. MGA fees declined $2.1 million to $2.4 million for the nine-month period ended September 30, 2002 from $4.5 million for the same period in 2001. This decrease occurred because the Company ceased underwriting for a non-affiliated insurance client in the fourth quarter of 2001.

         Net Securities Gains (Losses). The Company experienced net losses of $1.5 million for the nine-month period ended September 30, 2002, compared to net losses of $3.0 million for the same period in 2001. In accordance with the Statement of Financial Accounting Standards No. 115, the Company recorded an "other than temporary" loss of $1.5 million in June 2002 and an additional $500,000 in the third quarter of 2002. On its $2.5 million investment in WorldCom bonds total "other than temporary" loss recorded in 2002 associated with the WorldCom bonds is $2.0 million. In the second quarter of 2001, the Company recorded losses on its common stock portfolio, which was liquidated in the third quarter of 2001. For additional information regarding the investment portfolio see "Quantitative and Qualitative Disclosures About Market Risk" below.

         Losses and LAE. The Company's combined loss ratios for all lines of business, as determined in accordance with GAAP, for the nine-month period ended September 30, 2002 are 57.34% and 95.58%, for Federated National and American Vehicle, respectively, as compared with 87.91% for the same period in 2001 for Federated National alone. American Vehicle resumed issuing automobile insurance policies in November of 2001. Losses and LAE incurred decreased $1.5 million to $10.7 million for the nine-month period ended September 30, 2002 from $12.2 million for the same period in 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the decrease in the loss ratio to a number of factors, including premium increases in July 2001, management changes to its claims adjusting subsidiary in June 2001, a decrease in premiums written in Miami-Dade County, Florida, the cancellation of independent agents that write high loss business, and a new law in Florida that includes the establishment of a pre-suit notice requirement for no fault claims, fee schedules for certain medical procedures, the licensing of health care clinics, and toughened criminal sanctions for fraud. Loss ratios by company by major line are as follows:
                                                              2002       2001
                                                              ----       ----
         Federated National Automobile                       77.79%     132.03%
         Federated National Home and Mobile home Owners      27.76%      22.37%
         American Vehicle Automobile                         95.61%         -0-

         Salaries and Wages. Salaries and wages decreased $500,000 to $5.9 million for the nine-month period ended September 30, 2002 from $6.4 million for the same period in 2001. This decrease is related primarily to the reduction in the number of Company-owned agencies from 38 to 21 through sale and closures.

Amortization of Deferred Policy Acquisition Costs. Amortization of deferred policy acquisition costs decreased from $1.2 million for the nine-month period ended September 30, 2001 to $261,000 for the same period in 2002. Amortization of deferred policy acquisition costs consists of the actual amortization of deferred policy acquisition costs less commissions earned on reinsurance ceded.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)

Amortization of Deferred Policy Acquisition Costs (Continued)

         The decrease is due to an increase in commissions earned on reinsurance ceded because American Vehicle, which was acquired in August 2001, reinsures 70% of its premiums written. During July 2002, the American Vehicle quota-share treaty was amended to cede 70% of premiums written during 2002.

         Amortization of Goodwill. Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142. See Note 2 (B) above.

         Provision (Credit) for Income Tax Expense. Income tax expense has been provided for at $2.5 million for the nine months ended September 30, 2002 compared with a credit provision of $654,000 for the same period in 2001. The rate in 2002 is higher than in 2001 because the Company's ability to benefit from additional capital losses has been limited.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement. Because the Company is a holding company, it is largely dependent upon fees from its subsidiaries for cash flow.

         Federated Premium is a party to the Revolving Agreement, which is used to fund its operations. The Revolving Agreement, which was amended and revised in September 2002, allows for a maximum credit commitment of $4.0 million, a decrease of $3.0 million from the previous level. The amount of an advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of September 30, 2002 and December 31, 2001 were approximately $4.1 million and $6.7 million, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2002.

         For the nine months ended September 30, 2002, operations generated operating cash flow of $10.4 million, which was primarily attributable to the increase in premiums written. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in investing activities was $5.3 million for the nine months ended September 30, 2002 as the Company invested the cash flow from operating activities. To the extent that operations continue to generate cash, the Company expects cash flow deficits from investing activities, as cash from operations is invested. Cash deficit from financing activities was $1.9 million for the nine months ended September 30, 2002, as the Company purchased treasury stock, paid dividends and reduced the amount outstanding under its Revolving Agreement. The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2002 statutory minimum capital and surplus requirement of $3.0 million as defined in the Florida Insurance Code. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of September 30, 2002 net premiums written annualized to year-end 2002 indicate a ratio that would be in excess of the prescribed premium-to-capital ratio; however, the ratio is not necessarily indicative of actual year-end results. Management continues to monitor the ratio and believes that year-end compliance will be achieved primarily through surplus infusion by the parent company.

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

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of September 30, 2002, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Insurance. Federated National's and American Vehicle's statutory capital surplus levels as of September 30, 2002 were approximately $7.1 million and $3.6 million, respectively, and statutory net income for the nine months ended September 30, 2002 was $1.6 million for Federated National and $51,000 for American Vehicle, respectively. Included in statutory net income was a pretax and after tax write down of WorldCom bonds of $1.6 million for Federated National and $400,000 for American Vehicle.


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

         The Company's investment portfolio is available for sale and is carried at fair value. Gains, that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net securities losses in the consolidated statement of operations. As of September 30, 2002, the Company recorded a $2.0 million securities loss for its $2.5 million investment in WorldCom bonds, leaving an amortized cost for such bonds of $500,000.

         A summary of the investment portfolio as of September 30, 2002 follows:

                                                                           Amortized Cost    Fair Value       Gain (Loss)
                                                                            -----------      ----------      -------------
             Corporate Securities
               Communications Industry                                      $ 5,710,769      $ 4,523,047      $(1,187,722)
               Financial Industry                                             4,143,184        4,057,024          (86,160)
               Other Industries                                               2,903,330        2,813,560          (89,770)
                                                                            -----------      -----------      -----------
                  Total Corporate Securities                                 12,757,283       11,393,631       (1,363,652)
             Obligations of State and Municipal Subdivisions                  8,124,179        8,178,270           54,091
             U. S. Government and Government Agencies                           800,759          829,125           28,366
                                                                            -----------      -----------      -----------
                      Total Fixed Maturities                                $21,682,221      $20,401,026       (1,281,195)
                                                                            ===========      ===========      ===========

             Equity Securities - Common Stocks                              $ 1,092,075      $ 1,007,935          (84,142)
                              Preferred Stocks                                  208,316          208,750              434
                                                                            -----------      -----------      -----------
                       Total Equity Securities                              $ 1,300,391      $ 1,216,685      $   (83,708)
                                                                            ===========      ===========      ===========

         As shown in the table above, at September 30, 2002 the Company had investments with a fair value of $4.5 million and amortized cost of $5.7 million in the communications industry. At the time these investments were made, the Company believed that these were prudent and would enhance the yield on the investment portfolio. Since the disclosure by WorldCom of its accounting fraud, the Company has limited its investment purchases to U. S. Government bonds. In addition, the Company has engaged outside professional management for its portfolio.

ITEM 4. CONTROLS and PROCEDURES

         Evaluation of Disclosure Controls and Procedures. TCHC's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14c of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

         Changes in Internal Controls. TCHC does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely effect its ability to record, process, summarize and report financial data. However, management continually evaluates and enhances TCHC's internal control structure and, in response to the current focus on corporate governance, has undertaken a review and documentation of its internal control systems.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The court recently denied the Company's Motion to Dismiss plaintiff's amended complaint and therefore the Company's answer is due on December 9, 2002.

         Prior to its acquisition, American Vehicle was involved in litigation with a former officer and director of American Vehicle. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. There remained one outstanding issue, which was the assessment of attorney's fees and costs. On July 31, 2002, the court awarded a judgment of $1.1 million for such fees and costs. In accordance with the acquisition agreement, the previous owners of American Vehicle have indemnified the Company from such judgment, and over $700,000 is in escrow pending settlement. Consequently, no liability for these fees and costs has been recorded.

ITEM 2

CHANGES IN SECURITIES

         During the quarter ended June 30, 2002, the Company issued 2,600 shares of common stock to an officer and director representing his bonus in accordance with his employment contract. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

ITEM 3

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 4, 2002, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders elected Carl Dorf and Charles
B. Hart, Jr. to the Board of Directors and voted upon the adoption of the 2002 Stock Option Plan in which 1,200,000 shares of the Company's common stock, $.01 par value per share, would be issuable to employees, consultants, independent contractors, officers and directors. With respect to the 2002 Option Plan, 1,412,441 shares were voted in favor, 36,095 shares were voted against and 1,756,808 shares abstained. There were no broker non-votes.

ITEM 4

OTHER INFORMATION

         In August 2002, Samuel A. Milne, the Company's Chief Financial Officer resigned to take a position with a de novo bank in Miami. The Company has appointed J. G. Jennings, III as the new Chief Financial Officer. Mr. Jennings has been the Company's Controller since May 2000. Mr. Jennings was a CPA with Laventhol & Horwath in Miami, Florida before joining American Vehicle Insurance Company in September 1990.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              21ST CENTURY HOLDING COMPANY

Date: November 14, 2002                       By: /s/ J. G. Jennings, III
                                              ---------------------------

                                              Title: Chief Financial Officer

CERTIFICATIONS

I, Edward J. Lawson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 21st Century Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


/s/ Edward J. Lawson
---------------------
Chief Executive Officer

I, James G. Jennings III, certify that:


1. I have reviewed this quarterly report on Form 10-Q of 21st Century Holding Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


/s/ J. G. Jennings, III
-----------------------
Chief Financial Officer