Form 10-K
period 2002-12-31
21ST CENTURY HOLDING CO
filed 2003-04-11
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21ST CENTURY HOLDING COMPANY
             (Exact name of registrant as specified in its Charter)

             Florida                                              65-0248866
---------------------------------                             -----------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                             Identification No)

                 4161 N.W. 5TH STREET, PLANTATION, FLORIDA     33317
                 ------------------------------------------------------
               (Address of Principal executive offices)      (Zip Code)

Registrant's telephone number, including area code    (954) 581-9993
                                                      ----------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in the Exchange Act Rule 12b-2). Yes [ ]    No [X]

         The aggregate market value of the Issuer's common stock held by non-affiliates (based on the last sale of the common stock as reported by the Nasdaq National Market) on June 30, 2002 was: $13,298,055.

         As of March 28, 2003, there were 3,012,201 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         21st Century Holding Company's definitive proxy statement for its 2003 annual meeting of shareholders will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such definitive proxy statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

         General information about 21st Century Holding Company (the "Company") can be found at www.fedusa.com. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on its web site, as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS

         Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; risks related to the nature of the Company's business; dependence on investment income and the composition of the Company's investment portfolio; the adequacy of its liability for loss and loss adjustment expense ("LAE"); insurance agents; claims experience; limited experience in the insurance industry; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; courts decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report, and other filings with the SEC. You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

                                     PART I
                                     ------

ITEM 1.           BUSINESS
-------           --------

GENERAL

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, homeowners insurance and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 40 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of December 31, 2002, franchises were granted for 40 Fed USA agencies, of which 34 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation software and service through Express Tax Service, Inc. ("Express Tax"), an 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of December 31, 2002 there were 136 EXPRESSTAX franchises granted.

         The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the insurance underwriting, distribution and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system, which links the Company's insurance and service entities. The Company's computer and software systems allow for automated premium quotation, policy issuance, billing, payment and claims processing and enables the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site.

The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, allow Company-owned and franchised agencies to be a "one stop" shop for insurance, tax preparation and other services, and will enhance the Company's ability to expand in Florida and to other states.

         The Company's primary products are standard and nonstandard personal automobile insurance. The former is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle and other factors. The latter is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. Underwriting standards for standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. These factors have contributed to an increase in the size of the nonstandard personal automobile insurance market.

         The Company currently underwrites and sells insurance only in Florida; however, the Company intends to expand to other selected states and American Vehicle has applied to obtain a license to underwrite and sell personal automobile insurance in South Carolina and Louisiana. The Company will select additional states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. The Company's ability to expand into other states will be subject to the prior regulatory approval of each state. Certain states impose operating requirements upon licensee applicants, which may impose burdens on the Company's ability to obtain a license to conduct insurance business in those other states. There can be no assurance that the Company will be able to obtain the required licenses, and the failure to do so would limit the Company's ability to expand geographically.

         The Company's executive offices are located at 4161 N.W. 5th Street, Plantation, Florida and its telephone number is (954) 581-9993.


BUSINESS STRATEGY

         The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration and by:

         o expanding into additional states. Currently, American Vehicle has applied to obtain a license to underwrite and sell automobile insurance in South Carolina and Louisiana;

         o expanding the Company's product offerings to include commercial general liability insurance for businesses, subject to regulatory approval;

         o expanding its agency network primarily through the sale of FedUSA franchises;

         o employing the business practices developed and used in Florida in its expansion to other selected states;

         o maintaining a commitment to provide quality service to agents and insureds by emphasizing customer service;

         o encouraging agents to place a high volume of quality business with the Company by providing them with attractive commission structures tied to premium levels and loss ratios; and

         o        expanding its EXPRESSTAX franchises to all 50 states.


INSURANCE OPERATIONS AND RELATED SERVICES

     UNDERWRITING

         GENERAL. The Company underwrites its personal automobile insurance, homeowners and mobile home property insurance and casualty insurance through Federated National and personal automobile insurance through American Vehicle. Federated National and American Vehicle are currently licensed to conduct business only in Florida, although American Vehicle has applied to obtain a license to underwrite and sell personal automobile insurance in South Carolina and Louisiana.

         The following tables set forth the amount and percentages of the Company's gross premiums written and premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                                   YEARS ENDED DECEMBER 31,
                                                   2002                         2001                        2000
                                          ----------------------       ----------------------      ----------------------
                                           PREMIUM     PERCENT          PREMIUM     PERCENT         PREMIUM      PERCENT
                                           -------     -------          -------     -------         -------      -------
                                                                       (DOLLARS IN THOUSANDS)
Written:
  Automobile..........................      $52,586      83.4%          $ 24,743       72.2%         $25,361       79.1%
  Homeowners..........................        8,670      13.8%             7,662       22.4%           4,604       14.3%
  Mobile Home.........................        1,780       2.8%             1,866        5.4%           2,109        6.6%
                                            -------     -----           --------      -----          -------      -----
   Total Written......................      $63,036     100.0%          $ 34,271      100.0%         $32,074      100.0%

Ceded:
  Automobile..........................      $25,286     100.0%          $(12,789)     100.0%         $(7,625)     100.0%
  Homeowners..........................           --        --                 --         --               --         --
  Mobile Home.........................           --        --                 --         --               --         --
                                            -------     -----           --------      -----          -------      -----
  Total Ceded.........................      $25,286     100.0%          $(12,789)     100.0%         $(7,625)     100.0%

Net:
  Automobile..........................      $27,300      72.3%           $11,954       55.6%         $17,736       72.5%
  Homeowners..........................        8,670      23.0%             7,662       35.7%           4,604       18.8%
  Mobile Home.........................        1,780       4.7%             1,866        8.7%           2,109        8.7%
                                            -------     -----           --------      -----          -------      -----
Total Net.............................      $37,750     100.0%          $ 21,482      100.0%         $24,449      100.0%
                                            =======     =====           ========      =====          =======      =====


         The Company markets its personal automobile insurance through its network of Company-owned agencies, franchised agencies and independent agents.

         STANDARD AUTOMOBILE. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle type and other factors. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. The Company is underwriting standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000.

         NONSTANDARD AUTOMOBILE. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is limited because premiums usually are at higher rates than those charged for standard insurance coverage and because approximately 37% of the policies issued by the company provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. The Company currently underwrites nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive and $50,000 for collision. The average annual premium on policies currently in force is approximately $717. Both Federated National and American Vehicle underwrite this coverage on an annual and semi-annual basis.

         Due to the purchasing habits of nonstandard automobile insureds (for example, insureds seeking the least expensive insurance required of the policyholder by statute which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. The Company's experience has been that a significant number of existing nonstandard policyholders allow their policies to lapse and then reapply for insurance as new policyholders. The Company's average policy renewal rate is 35% to 40%. The success of the Company's nonstandard automobile insurance program, therefore, depends in part on its ability to replace non-renewing insureds with new policyholders through marketing efforts.

         HOMEOWNERS. Federated National underwrites homeowners' insurance principally in Central and Southern Florida. Homeowners' insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limit on homeowners' insurance is generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Federated National's property lines typically provide maximum coverage in the amount of $200,000, with the average policy limit being approximately $150,000. The average annual premium on policies currently in force is approximately $1,050 and the typical deductible is $1,000. The Company markets Federated National's homeowners' insurance through its network of Company-owned agencies and independent agents.

         FLOOD. In April 2002 the Company was authorized to write flood insurance through the National Flood Insurance Program ("NFIP"). The Company writes the policy for the Federal Flood program which assumes 100% of the flood risk and the Company retains a commission for its service. The average flood policy premium is $300 with limits not to exceed $250,000.

         MOBILE HOME. Federated National underwrites homeowners insurance for mobile homes, principally in Central and Northern Florida, where the Company believes that the risk of catastrophe loss from hurricanes is less than in other areas of the state. Homeowners' insurance generally protects an owner of real or personal property against covered causes of loss to that property. Homeowners' insurance for mobile homes generally involves the potential for above-average loss exposure. In the absence of major catastrophe losses, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, Federated National's property lines typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, the Company presently limits its mobile home coverage to no more than 10% of its underwriting exposure. The average annual premium on policies currently in force is approximately $315 and the typical deductible is $500. The Company markets Federated National's mobile home property and casualty insurance through independent agents.

         FUTURE PRODUCTS. The Company intends to expand its product offerings by underwriting additional insurance products and programs such as commercial general liability insurance for businesses, and marketing them through its distribution network. Expansion of the Company's product offerings will result in a slight increase in expenses due to additional costs incurred in additional actuarial rate justifications, software and personnel. Offering additional insurance products may require regulatory approval.

         ASSURANCE MGA

         Assurance MGA acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and the Company's agencies and participates in the negotiation of reinsurance contracts.

         Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Although Assurance MGA recently diverted business from an unaffiliated insurance company to American Vehicle, and ceased acting as a third party administrator for this company, Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

         SUPERIOR ADJUSTING

         The Company internally processes claims made by Federated National's and American Vehicle's insureds through Superior. The Company-owned agencies and independent agents have no authority to settle claims or otherwise exercise control over the claims process. Management believes that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower loss adjustment expenses and improved customer service. The Company only retains independent appraisers and adjusters on an as needed basis. Additionally, Superior currently adjusts claim files for the Florida Insurance Guarantee Association on a flat fee per file basis as well as adjusting claims for another unaffiliated local insurance company.

         Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. The Company employs an in-house counsel to monitor claims-related litigation. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims and the establishment of appropriate liability for claims. The Company believes that the internal processing of claims enables it to provide quality customer service while controlling claims adjustment expenses.

         FEDERATED PREMIUM

         Federated Premium provides premium financing to Federated National's, American Vehicle's and third-party insureds. Premium financing is marketed through the Company's distribution network of Company-owned and franchised agencies (but not through independent agents). Lending operations are supported by Federated Premium's own capital base and are currently leveraged through a credit facility with FlatIron Funding Company LLC.

         Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from the Florida Guarantee Association, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. As part of its premium financing offered to third-party insureds, Federated Premium may advance funds for financed premiums to independent insurance agencies that represent third-party insurers. If remittance is not made by the agency to the third-party insurer, advances made by Federated Premium may only be recoverable to the extent that the agency's receipt of such advances is received by the third-party insurer. In the past, the Company closely monitored the independent insurance agencies it used to reduce this risk. In order to reduce the amount of charge offs of uncollected accounts, Federated Premium discontinued financing policies generated by independent agents in the fourth quarter of 2001. Premium financing which the Company offers to its own insureds involves limited credit risk.

         The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

                                                                        YEARS ENDED DECEMBER 31,
                                                          2002                     2001                     2000
                                                          ----                     ----                     ----
                                                  PREMIUMS     PERCENT     PREMIUMS     PERCENT     PREMIUMS     PERCENT
                                                  --------     -------     --------     -------     --------     -------
                                                                           (DOLLARS IN THOUSANDS)
     Federated National........................     $22,331      55.4%       $20,174       43.9%      $17,006       38.4%
     American Vehicle..........................      12,850      31.9          1,066        2.3            --         --
     Other insurers............................       5,124      12.7         24,728       53.8        27,293       61.6
                                                    -------     -----        -------      -----       -------      -----
        Total..................................     $40,305     100.0%       $45,968      100.0%      $44,299      100.0%
                                                    =======     =====        =======      =====       =======      =====

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.

         TAX PREPARATION SERVICES AND ANCILLARY SERVICES

         The Company also offers other services at its Company-owned and franchised agencies including tax return preparation and electronic filing and the issuance and renewal of license tags. In August 1999, the Company acquired an 80% interest in Express Tax. Express Tax licenses tax return preparation software to business locations throughout the United States and also earns fees on all electronically filed returns. Express Tax previously licensed its software to the Company's agencies and will continue to do so in the future.

         FRANCHISE OPERATIONS

         FedUSA franchises insurance and financial service. FedUSA commenced the offering of franchises in December 2000 and as of December 31, 2002 had 34 operating franchises.

         The franchise agreement for each FedUSA franchise grants the franchisee a license for the operation of a FedUSA insurance agency within an exclusive territory to open and operate a center for a ten-year period, with two additional ten-year options. FedUSA collects a non-refundable initial franchise fee of $14,950, royalty fees, advertising fees, and other fees.

         In 2002, EXPRESSTAX began franchising an agency for tax return preparation, electronic filing and related financial products. The EXPRESSTAX franchise agreement grants the franchisee a non-exclusive license to open and operate a center for a ten-year period, with two additional ten-year options. EXPRESSTAX may collect a non-refundable initial franchise in addition to royalty fees, advertising fees, and other fees. As of December 31, 2002, 136 EXPRESSTAX franchises have been granted.

MARKETING AND DISTRIBUTION

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in Central and South Florida through a network of 23 Company-owned agencies, 34 franchised agencies and approximately 125 independent agents. Company-owned agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola, Volusia and Seminole Counties, Florida. Franchised agencies are located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie and Orange Counties, Florida. Independent agents are located primarily in South Florida. The Company supports its agency network by advertising in various media in conjunction with its franchised agencies.

         Whether Company-employed, franchise-employed or independent, agents have the authority to sell and bind insurance coverages in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverages bound by the agents promptly and generally accepts all coverages that fall within stated underwriting criteria. Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy upon 45 days' notice, even if the risk falls within its underwriting criteria.

         The Company believes that its integrated computer system, which allows for rapid automated premium quotation and policy issuance by its agents, is a key element in providing quality service to both its agents and insureds. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system generates the policy on-site. Each agency, whether company-owned or franchised, is designed to be a "one stop" shop for insurance, tax preparation and ancillary services.

         The Company believes that its distribution system will ultimately enable it to lower its expense ratio and operate with more favorable loss experience. A lower expense ratio will, in turn, allow the Company to more effectively compete with larger providers of automobile insurance as well as other forms of insurance.

         The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies, franchised agencies and independent agents for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                  2002                         2001                        2000
                                          ----------------------       ----------------------      ----------------------

                                          PREMIUMS     PERCENT         PREMIUMS     PERCENT        PREMIUMS      PERCENT
                                          --------     -------         --------     -------        --------      -------
                                                                       (DOLLARS IN THOUSANDS)
Through Company-owned agencies..........    20,403        32.4%       $ 9,932          29.0%         $12,990      40.5%
Through franchised agencies.............    11,761        18.6%         2,659           7.7%              --        --
Through independent agents..............    30,872        49.0%        21,680          63.3%          19,084      59.5%
                                            ------       -----        -------          ----          -------     -----
   Total................................   $63,036       100.0%       $34,271         100.0%         $32,074     100.0%
                                           =======       =====        =======         =====          =======     =====

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

         Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company collectively ceded $25.3 million in premiums written for the year ended December 31, 2002. The Company's reinsurance for automobile insurance is primarily ceded with Transatlantic, an A++ rated reinsurance company. Federated National ceded 40%, 50% and 30% of automobile premiums written and losses incurred in 2002, 2001 and 2000, respectively, to Transatlantic.

         American Vehicle ceded 80% of its premiums written and losses incurred during 2001. From January 2002 until November 2002 the Company reduced its percentage of ceded premiums written and losses incurred to 70% and then to 40% effective November 1, 2002.

         During 2002 Federated National entered into a 10% quota-share agreement with its affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes and in accordance with the principles of consolidation the agreement between the two affiliated insurance companies has been eliminated.

         The reinsurance programs renew annually, although the Company continually reviews the programs and may elect to change it more frequently. Reinsurance is placed directly by the Company on the automobile line of business.

         The Company is selective in choosing a reinsurer and considers numerous factors, the most important of which is the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize its exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and reviews the financial condition of the reinsurer at least annually. The Company's current policy is to use only reinsurers that have an A.M. Best rating of "A" (Excellent) or better.

         In order to minimize the effect of a natural disaster, the Company purchases catastrophic reinsurance from both the state run Florida Hurricane Catastrophe Fund and private re-insurers. The Company insures to the one-in-100 year event. As of December 31, 2002, Federated National would pay approximately $3 million in claims before catastrophic reinsurance would take effect. Afterward, the Company would pay all claims in excess of approximately $33 million.

LIABILITY FOR UNPAID LOSSES AND LAE

         The Company is directly liable for loss and loss adjustment expense ("LAE") payments under the terms of the insurance policies that it writes. In many cases there may be a time lag between the occurrence and reporting of an insured loss to the Company and the Company's payment of that loss. As required by insurance regulations and accounting rules, the Company reflects its liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

         All newly reported claims received with respect to personal automobile policies are set up with an initial average liability. The average liability for these claims are determined every quarter by dividing the number of closed claims into the total amount paid during the three-month period. If a claim is open more than 45 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and damages of that particular claim.

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

                                                                             YEARS ENDED DECEMBER 31,
                                                                      2002             2001              2000
                                                                      ----             ----              ----
                                                                             (DOLLARS IN THOUSANDS)
Balance at January ...........................................      $11,005           $ 9,766          $ 6,314
  Less reinsurance recoverables...............................       (4,798)           (2,790)          (1,886)
                                                                    -------           -------          -------
   Net balance at January 1...................................      $ 6,207           $ 6,976          $ 4,428
                                                                    =======           =======          =======

Incurred related to:
  Current year................................................      $15,896           $13,586          $13,545
  Prior years.................................................           91             2,569            1,445
                                                                    -------           -------          -------
   Total incurred.............................................      $15,987           $16,155          $14,990
                                                                    =======           =======          =======

Paid related to:
  Current year................................................      $ 8,149           $ 8,769          $ 8,013
  Prior years.................................................        4,908             8,258            4,429
                                                                    -------           -------          -------
   Total paid.................................................      $13,057           $17,027          $12,442
                                                                    =======           =======          =======

Balance, American Vehicle, at acquisition date................      $    --           $   103          $    --
                                                                    =======           =======          =======

Net balance at end of period..................................      $ 9,136           $ 6,207          $ 6,976
  Plus reinsurance recoverables...............................        7,848             4,798            2,790
                                                                    -------           -------          -------
   Balance at end of period...................................      $16,984           $11,005          $ 9,766
                                                                    =======           =======          =======

         As shown above, as a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $91,000, $2,569,000 and $1,445,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2002.

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

                                                                             YEARS ENDED DECEMBER 31,
                                                                       2002             2001             2000
                                                                       ----             ----             ----
                                                                                (DOLLARS IN THOUSANDS)
Loss and LAE, net.............................................       $5,585            $2,736           $4,662
IBNR, net.....................................................        3,551             3,471            2,314
                                                                     ------            ------           ------
   Total unpaid loss and LAE, net.............................       $9,136            $6,207           $6,976
                                                                     ======            ======           ======

Reinsurance recoverable.......................................       $4,382            $1,910           $1,861
IBNR recoverable..............................................        3,466             2,888              929
                                                                     ------            ------           ------
   Total reinsurance recoverable..............................       $7,848            $4,798           $2,790
                                                                     ======            ======           ======

         The following table presents the liability for unpaid losses and LAE for the Company for the years ended December 31, 1993 through 2002. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------

                                         2002     2001      2000    1999     1998     1997      1996    1995     1994       1993
                                        ------   ------   -------  -------   ------   ------   ------  -------  -------    ------
                                                                          (DOLLARS IN THOUSANDS)

Balance Sheet Liability                 $9,136   $6,207   $ 6,976  $ 4,428   $5,366   $4,635   $4,532  $ 3,688  $ 3,355    $2,507

Cumulative paid as of:
  One year later....................              5,275     8,228    4,289    3,460    2,694    2,850    3,250    2,412     1,916
  Two years later...................                        9,568    5,799    4,499    3,533    3,539    3,898    3,675     2,377
  Three years later.................                                 6,328    5,111    3,972    3,882    4,164    3,901     2,817
  Four years later..................                                          5,387    4,241    4,107    4,300    3,997     2,897
  Five years later..................                                                   4,325    4,223    4,404    4,054     2,928
  Six years later...................                                                            4,262    4,493    4,119     3,027
  Seven years later.................                                                                     4,423    4,187     3,027
  Eight years later.................                                                                              4,083     3,091
  Nine years later..................                                                                                        2,936


Re-estimated net liability as of:
  End of year.......................    $9,136   $6,207   $ 6,976  $ 4,428   $5,366   $4,635   $4,532  $ 3,688  $ 3,355    $2,507
  One year later....................              6,954     9,445    5,875    4,676    4,360    4,332    4,728    3,654     2,375
  Two years later...................                       10,197    6,284    5,160    4,063    4,255    4,867    4,540     2,577
  Three years later.................                                 6,605    5,352    4,317    4,102    4,872    4,613     2,981
  Four years later..................                                          5,515    4,386    4,304    4,748    4,598     3,003
  Five years later..................                                                   4,395    4,321    4,899    4,516     3,023
  Six years later...................                                                            4,321    4,905    4,626     3,085
  Seven years later.................                                                                     4,792    4,644     3,085
  Eight years later.................                                                                              4,523     3,127
  Nine years later..................                                                                                        3,081

Cumulative redundancy (deficiency)..    $   --   $ (747)  $(3,221) $(2,177)  $ (149)  $  240   $  211  $(1,104) $(1,168)   $ (574)

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

         The table below sets forth the differences between Loss and LAE reserves as disclosed for GAAP basis compared to SAP basis presentation for the years ending 2002 and 2001.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  2002                       2001
                                                                  ----                       ----
                                                                      (DOLLARS IN THOUSANDS)
         GAAP basis Loss and LAE reserves                       $16,984                   $11,005
         Less unpaid Losses and LAE ceded                        (7,847)                   (4,798)
         Insurance apportionment plan                               285                        --
                                                                -------                   -------
         SAP basis Loss and LAE reserves                        $ 9,422                   $ 6,207
                                                                =======                   =======

         The table below sets forth the differences between Loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ending 2002, 2001 and 2000.


                                                                         YEARS ENDED DECEMBER 31,
                                                                  2002              2001             2000
                                                                  ----              ----             ----
                                                                            (DOLLARS IN THOUSANDS)
         GAAP basis Loss and LAE incurred                       $15,987          $16,155           $14,990
         Intercompany adjusting and other expenses                2,484            1,440             1,224
         Insurance apportionment plan                               700               --                --
         Other                                                       --               10                --
                                                                -------          -------           -------
         SAP Basis Loss and LAE incurred                        $19,171          $17,605           $16,214
                                                                =======          =======           =======

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

         The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2002. The amounts for 2001 and 2000 are for Federated National only. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon SAP. The expense ratios include management fees paid to the Company in the amount of $0, $0 and $300,000 in 2002, 2001 and 2000, respectively.

                                                YEARS ENDED DECEMBER 31,
                                           2002             2001           2000
                                           ----             ----           ----
Loss Ratio...........................       60%             82%              80%
Expense Ratio........................       25%             25%              31%
                                            --             ---              ---
Combined Ratio.......................       85%            107%             111%
                                            ==             ===              ===

         In order to reduce losses and thereby reduce the Loss Ratio and the Combined Ratio, both Federated National and American Vehicle raised premium rates once in 2002, and plan to request further rate increases in 2003. The improved loss ratio for 2002 as compared to 2001 is attributed the $2.6 million adverse reserve development experienced in 2001 where only $.09 million was incurred in 2002. Highlights for the improved ratios include, but are not limited to the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, new claims management supervision and in house legal counsel, as well as limiting loss exposures in historically high loss areas.

         American Vehicle's first full year of operations produced a Loss Ratio of 72%, an Expense Ratio of 14% and a Combined Ratio of 86% based on SAP. Comparing Federated National to American Vehicle's Loss, Expense and Combined Ratios, it should be noted that 2002 was American Vehicle's first full year of operations under ownership by the Company. As such, the earnings cycle of American Vehicle is less mature than Federated National's earning cycle. Generally, for a company writing policies with a term of 12 months the earnings cycle would not be considered complete until there have been 24 months of consecutive level written premiums.

COMPETITION

         The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies which market their products through agents, as well as companies, which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below the pricing structure of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Companies of comparable or smaller size, which compete with the Company in the personal automobile insurance industry, include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Florida and several other states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance.

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

         All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 1998. No material deficiencies were found during this regulatory examination. In some instances, various states routinely require deposits of assets for the protection of policy holders either in those states or for all policyholders. As of December 31, 2002, Federated National and American Vehicle hold investment securities with a fair value of approximately $1,027,000 and $1,066,000, respectively, as deposits with the State of Florida.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Financial Services if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or
(b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Financial Services (i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida Department of Financial Services at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Financial Services or (ii) 30 days after the Florida Department of Financial Services has received notice of such dividend or distribution and has not disapproved it within such time.

         Under these laws, Federated National would be permitted to pay dividends of approximately $142,000 to the Company in 2003, and American Vehicle would be permitted to pay $9,000 in dividends in 2003. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2002, 2001 or 2000, and none are anticipated in 2003.The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

         In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The requirements establish various levels of regulatory action. Based upon the 2002 statutory financial statements for Federated National and American Vehicle, each company's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Financial Services, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

         The extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the NAIC's requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL was 274.2%, 300.8% and 273.2% at December 31, 2002, 2001 and 2000, respectively. American Vehicle's ratio of statutory surplus to its ACL was 412.4% and 3,234.6% at December 31, 2002 and 2001, respectively. Regulatory action is triggered if surplus falls below 200.0% of the ACL amount.

         The NAIC has also developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance Department of Financial Services in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2002, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on 7 out of 12 ratios. Federated National was not in the "usual ranges" primarily because of the loss stemming from its other than temporary write down of the WorldCom bonds and because of the short fall in Federated National's loss and LAE reserves in 2000 and 1999. IRIS ratios in excess of "usual ranges" relative to surplus growth stemmed from the Company's infusion of $2.1 million into Federated National. Federated National has carefully reviewed its loss and LAE reserves and management believes that such reserves at December 31, 2002 are adequate. American Vehicle was outside NAIC's usual ranges on six ratios primarily because American Vehicle was in operation for the entire year 2002 as compared to 2001 when it resumed business in November. Prior to 2001 American Vehicle had not written insurance policies since 1997 and was under capitalized. Management does not currently believe that the Florida Department of Financial Services will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

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

         INSURANCE HOLDING COMPANY REGULATION

         The Company is subject to laws governing insurance holding companies in Florida where Federated National and American Vehicle are domiciled. These laws, among other things, (i) require the Company to file periodic information with the Florida Department of Financial Services, including information concerning its capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between the Company and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of Common Stock of the Company will be presumed to have acquired control of Federated National and American Vehicle unless the Florida Insurance Commissioner, upon application, determines otherwise.

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

         FRANCHISE COMPANY REGULATION

         FedUSA and EXPRESSTAX are subject to Federal Trade Commission ("FTC") regulation, and state and international laws, which regulate the offer and sale of franchises. FedUSA and EXPRESSTAX are also subject to a number of state laws, which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") require FedUSA and EXPRESSTAX to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

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

         INDUSTRY RATINGS SERVICES

         Federated National received a B rating and American Vehicle received a B+ rating from A.M. Best during 2002. A.M. Best's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Federated National and American Vehicle are both rated "A" (Exceptional) by Demotech, Inc.

EMPLOYEES

         As of December 31, 2002, the Company and its subsidiaries had 233 employees, including four executive officers. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.

EXECUTIVE OFFICERS

         Set forth below is certain information concerning an executive officer of the Company who is not also a director of the Company:

         James Gordon Jennings, III was appointed Chief Financial Officer of the Company in August 2002. Mr. Jennings became the Company's Controller in May 2000 and for approximately ten years prior thereto was employed by American Vehicle, where he was formally involved with all aspects of property and casualty insurance since then. Mr. Jennings', formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

         James A. Epstein was appointed Secretary in January 2002. Mr. Epstein joined the Company as General Counsel in September 2002.


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

GENERALLY ACCEPTED ACCOUNTING       Accounting practices and principles, as
PRINCIPLES ("GAAP")                 defined principally by the American
                                    Institute of Certified Public Accountants, the Financial Accounting Standards Board.
                                    GAAP is the method of accounting typically used by the Company for reporting to persons or entities other than insurance regulatory authorities.

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

INCURRED BUT NOT REPORTED LOSSES    The estimated liability of an insurer, at a
("IBNR")                            given point in time, with respect to losses
                                    that have been incurred but not yet reported to the insurer, and for potential future developments on reported claims.

INSURANCE REGULATORY INFORMATION    A system of ratio analysis developed by the
SYSTEM ("IRIS")                     NAIC primarily intended to assist state
                                    insurance Department of Financial Services in executing their statutory mandates to oversee the financial condition of insurance companies.

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

NATIONAL ASSOCIATION OF INSURANCE   A voluntary organization of state insurance
COMMISSIONERS ("NAIC")              officials that promulgates model laws
                                    regulating the insurance industry, values securities owned by insurers, develops and modifies insurer financial reporting, statements and insurer performance criteria and performs other services with respect to the insurance industry.

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

RISK-BASED CAPITAL REQUIREMENTS     Capital requirements for property and
("RBC")                             casualty insurance companies adopted by the
                                    NAIC to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policy holder obligations.

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

STATUTORY ACCOUNTING PRACTICES      Those accounting principles and practices
("SAP")                             which provide the framework for the
                                    preparation of financial statements, and the recording of transactions, in accordance with the rules and procedures adopted by regulatory authorities, generally emphasizing solvency consideration rather than a going concern concept of accounting.
                                    The principal differences between SAP and GAAP are as follows: (a) SAP, certain assets
                                    (non-admitted assets) are eliminated from the balance sheet; (b) under SAP, policy acquisition costs are expensed upon policy inception, while under GAAP they are deferred and amortized over the term of the policies; and (c) under SAP, certain reserves are recognized which are not recognized under GAAP.

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


ITEM 2.           PROPERTIES
-------           ----------

         Federated National owns the Company's current headquarters in Plantation, Florida, a two-story building with approximately 13,960 square feet of office space. Federated National also owns and partially occupies a three-story building with approximately 39,250 square feet of office space in Lauderdale Lakes, Florida. Approximately 75.5% of the Lauderdale Lakes building is leased to third parties and the remainder is occupied by Federated National or is vacant.

         The Company's agencies are primarily located in leased locations pursuant to leases expiring at various times through February 2016. The aggregate annual rental for the facilities is approximately $371,000. Two locations are owned by the Company.

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

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The Court recently denied the Company's Motion to Dismiss the plaintiff's First Amended Complaint and the Company filed an Answer and Affirmative Defenses.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million for fees American Vehicle's previous owners have agreed to indemnify the Company against any such fees and costs and, the $500,000 purchase price for American Vehicle is held in escrow pending settlement of the fees and costs issued. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the settlement of this case, consequently, no liability for fees and costs have been accrued.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on the Company's written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. The Company was assessed $258,000 and $203,000, for the years ended December 31, 2002 and 2001, respectively. During 2002 the Company recovered $180,000 of the 2001 assessment and is entitled to recover all of these assessments as permitted by the state of Florida through policy surcharges in 2003. For the years ended December 31, 2000 and 1999, no amounts were assessed against the Company.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes 627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The "JUA Plan" shall provide for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the "JUA Plan" and the deficit is not recovered through the policyholders in the "JUA Plan", such deficit shall be recovered from the companies participating in the "Plan" in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the joint underwriting "JUA Plan".

         No assessments by have been incurred by either insurance company through the date of issuance of this report.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------           -------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         (a) MARKET INFORMATION

         The Company's common stock has been listed for trading on the Nasdaq National Market under the symbol "TCHC" since November 5, 1998. For the calendar quarters indicated, the table below sets forth the high and low closing prices per share of the common stock based on published financial resources.

           QUARTER ENDED                  HIGH              LOW
           -------------                  ----              ---
           March 31, 2002                $ 4.89            $3.04
           June 30, 2002                 $12.20            $4.55
           September 30, 2002            $ 7.45            $4.29
           December 31, 2002             $13.61            $6.68

           March 31, 2001                $ 3.38            $1.91
           June 30, 2001                 $ 3.10            $2.03
           September 30, 2001            $ 2.65            $0.98
           December 31, 2001             $ 3.15            $1.50

         (b) HOLDERS

         As of March 28, 2003, there were approximately 37 holders of record of the Company's common stock. The Company believes that the number of beneficial owners of its Common Stock is in excess of 850.

         (c) DIVIDENDS

         The Company paid a quarterly dividend of $0.02 per share on its common stock from the fourth quarter of 2000, until the third quarter of 2002. The Company declared a $0.05 per share dividend in the third quarter of 2002 and a $0.06 per share dividend in the fourth quarter of 2002. The Company expects to continue to pay a quarterly dividend in the future. However, payment of dividends in the future will depend on the Company's earnings and financial position and such other factors, as the Company's Board of Directors deems relevant. Moreover, the ability of the Company to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the Company.

         (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The section under the heading "Executive Compensation" entitled "Equity Compensation Plan Information for Fiscal 2003" in the Company's proxy statement for the 2003 annual meeting of shareholders is incorporated herein by reference.

         For additional information concerning the Company's capitalization please see Note 16, "Stock Compensation Plans" of the Notes to the Consolidated Financial Statements included in Item 8.

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------

                                                                        As of or for the year ended December 31,
                                                                        ---------------------------------------
OPERATIONS DATA:                                         2002             2001           2000            1999            1998
                                                         ----             ----           ----            ----            ----
Revenue:
   Gross premiums written ........................   $ 63,036,468    $ 34,271,338    $ 32,073,768    $ 19,273,561    $ 21,195,144
   Gross premiums ceded ..........................    (25,286,828)    (12,789,404)     (7,625,095)     (6,221,853)     (6,628,270)
                                                     ------------    ------------    ------------    ------------    ------------

       Net premiums written ......................     37,749,640      21,481,934      24,448,673      13,051,708      14,566,874
   Decrease (increase) in unearned premiums,
     net of prepaid reinsurance premiums .........     (8,356,636)     (1,226,373)     (4,127,334)        404,640        (604,143)
                                                     ------------    ------------    ------------    ------------    ------------

       Net premiums earned .......................     29,393,004      20,255,561      20,321,339      13,456,348      13,962,731
   Commission income .............................      1,905,936       2,828,779       2,780,869       4,410,856       2,036,637
   Finance revenue ...............................      4,452,626       5,267,523       5,709,848       3,696,843       1,825,268
   Managing general agent fees ...................      1,970,226       5,871,388       5,410,500         963,797         971,794
   Net investment income .........................      1,253,765       1,066,641       1,225,413         853,659         983,592
   Net realized investment gains (losses) ........     (1,369,961)     (2,911,658)       (109,256)        952,153         441,810
   Other income ..................................      2,973,950       3,098,332       2,214,894       1,043,798         446,635
                                                     ------------    ------------    ------------    ------------    ------------

       Total revenue .............................     40,579,545      35,476,566      37,553,607      25,377,454      20,668,467
                                                     ------------    ------------    ------------    ------------    ------------

Expenses:
   Losses and loss adjustment expenses ...........     15,987,125      16,154,902      14,990,118       8,094,677       9,133,332
   Operating and underwriting expenses ...........     10,778,990      11,644,183      11,892,577       7,032,428       4,291,613
   Salaries and wages ............................      8,004,694       8,478,771       9,375,775       7,474,572       4,042,226
   Amortization of deferred acquisition costs, net     (2,064,314)      1,467,238       1,673,754         (18,563)        179,057
   Amortization of goodwill ......................             --         540,010         606,653         547,548         239,619
                                                     ------------    ------------    ------------    ------------    ------------

       Total expenses ............................     32,706,495      38,285,104      38,538,877      23,130,662      17,885,847
                                                     ------------    ------------    ------------    ------------    ------------

Income (loss) before provision for income
   tax expense and extraordinary gain ............      7,873,050      (2,808,538)       (985,270)      2,246,792       2,782,620
(Provision) benefit for income tax expense .......     (3,302,849)        630,553         462,396        (680,061)       (965,000)
                                                     ------------    ------------    ------------    ------------    ------------

       Net income (loss) and extraordinary gain ..      4,570,201      (2,177,985)       (522,874)      1,566,731       1,817,620

Extraordinary gain ...............................             --       1,185,895              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

       Net income (loss) .........................   $  4,570,201    $   (992,090)   $   (522,874)   $  1,566,731    $  1,817,620
                                                     ============    ============    ============    ============    ============


Basic net income (loss) per share
   before extraordinary gain .....................   $       1.52    $      (0.69)   $      (0.15)   $       0.46    $       0.79
                                                     ============    ============    ============    ============    ============

Extraordinary gain ...............................             --            0.38              --              --              --
                                                     ============    ============    ============    ============    ============

Basic net income (loss) per share ................   $       1.52    $      (0.31)   $      (0.15)   $       0.46    $       0.79
                                                     ============    ============    ============    ============    ============

Cash dividends declared per share ................   $       0.15    $       0.08    $       0.02              --              --
                                                     ============    ============    ============    ============    ============

BALANCE SHEET DATA:

Total assets .....................................   $ 75,318,011    $ 56,228,577    $ 55,412,969    $ 38,686,404    $ 38,176,403
   Investments ...................................     25,377,796      17,507,422      18,965,798      13,916,571      17,705,266
   Finance contracts, consumer loans and
     pay advances receivable, net ................      7,217,873      10,813,881      13,792,791       9,642,163       7,093,593

Total liabilities ................................     57,220,348      42,019,446      40,456,972      22,932,516      23,208,580
   Unpaid losses and loss adjustment expenses ....     16,983,756      11,005,337       9,765,848       6,314,307       7,603,460
   Unearned premiums .............................     28,934,486      14,951,228      13,038,417       8,037,083       8,534,320
   Revolving credit outstanding ..................      4,312,420       6,676,817       8,091,034       4,650,026       2,062,948

Total shareholders' equity .......................   $ 18,097,664    $ 14,209,131    $ 14,955,997    $ 15,753,888    $ 14,967,823

Book value per share .............................   $       6.02    $       4.69    $       4.49    $       4.67    $       4.47

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites personal automobile insurance and homeowners and mobile home property and casualty insurance in the State of Florida through its subsidiaries, Federated National and American Vehicle. The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium.

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies owned by Federated Agency Group, a wholly-owned subsidiary, 34 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation software and service through Express Tax, its 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX, a wholly-owned subsidiary of Express Tax. As of December 31, 2002, there were 136 EXPRESSTAX franchises granted.

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

         The Company operates in a highly competitive market and faces competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources than the Company, have favorable A.M. Best ratings and offer more diversified insurance coverage. The Company's competitors include other companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. The Company may also face competition from new or temporary entrants in its niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below the pricing structure of the Company. Although the Company's pricing is inevitably influenced to some degree by that of its competitors, management of the Company believes that it is generally not in the Company's best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, its distribution network and superior service to its agents and insureds. The Company competes with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Companies of comparable or smaller size, which compete with the Company in the personal automobile insurance industry, include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National, as well as major insurers such as Progressive Casualty Insurance Company. Competition could have a material adverse effect on the Company's business, results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense and the recoverability of goodwill. In addition, significant estimates form the bases for the Company's reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and loss adjustment expense, an actuarial valuation. Management constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. See Note 2 of Notes to Consolidated Financial Statements.

         ACCOUNTING CHANGES. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of Financial Accounting Standards Board Statement No. 133," which because of the Company's early adoption of Statement of Financial Accounting Standard No. 133, was effective for all fiscal quarters beginning after June 15, 2000. This statement amends the accounting and reporting standards of Statement of Financial Accounting Standard No. 133 for certain derivative instruments and certain hedging activities. Because the Company has limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes, the adoption of Statement of Financial Accounting Standard No. 138 did not have a material effect on the Company's financial statements.

         Effective January 1, 2000, the Company adopted Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The Statement of Position provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to Statement of Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The adoption of Statement of Position 98-7 had no effect on the Company's financial statements.

         Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board Opinion No. 25)." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 for only certain issues, such as: (a) the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Financial Accounting Standards Board Interpretation No. 44 did not have a material effect on the Company's financial statements.

         Effective December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin summarizes the SEC staff's views on applying accounting principles generally accepted in the United States to the recognition of revenue in financial statements. The adoption of Staff Accounting Bulletin No. 101 had no effect on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Additionally, Statement of Financial Accounting Standard No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. Upon adoption of Financial Accounting Standards No.142 January 1, 2002, the Company ceased amortization of goodwill. See footnote (t) GOODWILL for additional information.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," which became effective for fiscal years beginning after June 15, 2002. Statement of Financial Accounting Standard No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. Adoption of this statement has had no material effect on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Statement of Financial Accounting Standard No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement of Financial Accounting Standard No. 144 had no effect on the Company's financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections," which became effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and Statement of Financial Accounting Standard No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which had amended Statement of Financial Accounting Standard No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement of Financial Accounting Standard No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement of Financial Accounting Standard No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in Accounting Principles Board Opinion No. 30. The Company has not yet determined the impact that the adoption of this statement will have on the financial statements.

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement of Financial Accounting Standard No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement of Financial Accounting Standard No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standard No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact that the adoption of this statement will have on the financial statements.

         In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions," which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement of Financial Accounting Standard No. 147 is effective on October 1, 2002. The adoption of Statement of Financial Accounting Standard No. 147 will have no effect on the Company's financial statements.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

         Additionally, the statement amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement of Financial Accounting Standard No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in the "Stock-Based Compensation" section, see Note 16.

ANALYSIS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

         INVESTMENTS. Investments increased $7.9 million to $25.4 million as of December 31, 2002 from $17.5 million as December 31, 2001 primarily as a result an increase in written insurance premiums.

         FINANCE CONTRACTS. Finance contracts receivable decreased $3.6 million from $10.8 million as of December 31, 2001 to $7.2 million as of December 31, 2002 primarily because, beginning in the third quarter 2001, the Company now only finances contracts from Company owned agencies and Company franchised agencies and no longer finances contracts originated by third party agencies. During 2002 continued emphasis was placed on direct bill premium financing.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums increased $5.7 million to $11.3 million as of December 31, 2002 from $5.6 million as of December 31, 2001 primarily due the acquisition of American Vehicle in November 2001.

         REINSURANCE RECOVERABLE - NET. Reinsurance recoverable increased $0.8 million to $7.9 million as of December 31, 2002 from $7.1 million as of December 31, 2001. This increase is the result of the addition of American Vehicle offset in part by the timing of settling monthly quota share treaties for the respective insurance companies.

         PREMIUMS RECEIVABLE. Premiums receivable were $8.4 million as of December 31, 2002, an increase of $6.8 million as compared to $1.6 million outstanding as of December 31, 2001. This increase is the result of added emphasis placed on direct bill premium financing by both Federated National and American Vehicle.

         DEFERRED ACQUISITION COSTS - NET. Deferred acquisition costs decreased from $12,000 as of December 31, 2001 to $8,000 as of December 31, 2002. Included in the December 31, 2001 balance were deferred commissions of $1.7 million offset by unearned ceded commissions of $1.7 million. As of December 31, 2002, deferred commissions were $3.0 million offset by unearned ceded commissions of $3.0 million. The increase in unearned ceded commissions is related to the increase in reinsurance recoverable discussed above.

         DEFERRED INCOME TAXES. The deferred income tax asset increased $0.4 million to $2.7 million as of December 31, 2002 from $2.3 million as of December 31, 2001, primarily due to the increase of discounted unearned premiums from American Vehicle and the other than temporary write down of the Company's position held with WorldCom, Inc.

         GOODWILL. Goodwill remained unchanged during 2002 due to the adoption of SFAS 142 where-in the Company's assessment of goodwill indicated no impairment.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid loss and loss adjustment expenses increased $6.0 million, from $11.0 million at December 31, 2001 to $17.0 million as of December 31, 2002. This increase is primarily due to the addition of American Vehicle's loss reserves which represent a full year's experience for 2002.

         UNEARNED PREMIUM. Unearned premium increased $14.0 million from $15.0 million as of December 31, 2001 to $29.0 million as of December 31, 2002. The balance of unearned premium is determined by the amount and timing of when policies are written. The increase in 2002 is primarily attributable to the addition of American Vehicle's operations.

         REVOLVING CREDIT OUTSTANDING. Revolving credit outstanding decreased $2.4 million to $4.3 million as of December 31, 2002 from $6.7 million as of December 31, 2001. This decrease is related to the decrease in finance contracts due the Company's continued emphasis on direct bill insurance premiums in 2002.

         UNEARNED COMMISSIONS. Unearned commissions declined in 2002 from $1.2 million to $19,000 due to the completion of Assurance MGA's underwriting an insurance program as a third party administrator.

         PREMIUM DEPOSITS. Premium deposits were $0.7 million as of December 31, 2002 as compared $1.1 million as of December 31, 2001. This change is caused primarily by the timing of disbursements for cancelled policies and the timing of receipt of premium dollars as compared to the receipt of the policy from the agents.


RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $28.8 million, or 84%, to $63.0 million for the year ended December 31, 2002 as compared to $34.2 million in 2001. The increase is due to the addition of American Vehicle's operations composing $19.9 million of the increase and $8.9 in increased written premiums by Federated National, which were the result of increased premium volume due to additional capacity created by increased surplus.

         GROSS PREMIUMS CEDED. Gross premiums ceded increased from $12.8 million for the year ended December 31, 2001, to $25.3 million for the year ended December 31, 2002. The increase of $12.5 million is primarily due to the addition of American Vehicle and its 70% quota-share reinsurance treaty.

         DECREASE (INCREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The increase in unearned premiums, net of prepaid reinsurance premiums, was $7.1 million for the year ended December 31, 2002. The increase is primarily due to the addition of a full year of operations for American Vehicle as compared to two months of operations in 2001.

         MANAGING GENERAL AGENT FEES. Managing General Agent Fees declined $3.9 million to $2.0 million for the year ended 2002. The decline is a result of Assurance MGA's completion of underwriting insurance for an unaffiliated insurance company.

         NET REALIZED INVESTMENT GAINS (LOSSES). The Company experienced net losses of $1.4 million for the year ended December 31, 2002 as compared to $2.9 million for the same period in 2001. Once thought to be only a function of the equity market, segments of the highly rated bond market proved to be unsound in 2002. During 2002, the Company incurred an "other than temporary" decline in value of $2.0 million in its investment in WorldCom, Inc. bonds.

         LOSSES AND LAE. The Company's loss ratio, combining the results of both insurance companies, as determined in accordance with GAAP, for the year ended December 31, 2002 was 54.4% compared with 79.8% for 2001. Losses and LAE incurred decreased $168,000 to $16.0 million for 2002 from $16.2 million for 2001. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

         DEFERRED POLICY ACQUISITION COSTS. The Company's deferred policy acquisition costs declined by $3.1 million to a credit balance of $2.1 million as compared to a charge against income of $1.0 million in 2001. The increase is associated with the shift in business underwritten by Assurance MGA away from an unaffiliated insurance company to American Vehicle.

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

         NET REALIZED INVESTMENT GAINS (LOSSES). The Company experienced net losses of $2.9 million for the year ended December 31, 2001 compared to $109,000 for the same period in 2000. Realized gains or losses are primarily a function of the equity markets. In August 2001, the Company divested itself of its investments in common stock and does not intend to invest in common stock in the future.

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

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in October 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.

         For the year ended December 31, 2002, operations generated a cash flow of $15.0 million as compared to a cash flow deficit of $946,000 in 2001. The Company's investment portfolio, which is highly liquid as it consists almost entirely of readily marketable securities, is available to offset any cash flow deficits. The cash flow deficit from investing activities from 2002 was $6.9 million and used to enhance its portfolio. In 2001 the Company used $2.5 million to offset deficits in operating and financing cash flows. Cash flow used by financing activities was $5.7 million in 2002, as the Company reduced its revolving credit outstanding and purchased shares of its common stock in the open market. Future financing activities may use cash, if the Company believes its stock is undervalued and decides to continue to purchase shares in the open market. The Board of Directors has authorized the purchase in the open market of approximately $1.0 million of additional shares. During 2002, the Company acquired 43,400 shares for a total cost of $253,446. The Company believes that its current capital resources, together with cash flow from its operations and investing activities will be sufficient to meet its anticipated working capital requirements for the foreseeable future. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, the Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2002 statutory minimum capital and surplus requirement of $3.25 million as defined in the Florida Insurance Code. The Companies are in compliance with this requirement. The Companies are also required to adhere to prescribed net premium-to-capital surplus ratios and for the year ended December 31, 2002, the Companies were in compliance with these ratios.

         The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Commissioner, is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid in 2002, by the insurance companies without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or 10% of statutory unassigned capital surplus as of the preceding December
31. No dividends were paid by Federated National or American Vehicle during 2002, 2001 or 2000.

         The Company is required to comply with the NAIC's risk-based capital requirements. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2002, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require any form of regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's statutory capital surplus was approximately $9.2 million as of December 31, 2002 and $5.7 million as of

December 31, 2001. Statutory net income was $2.2 million, $2.1 million, and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. American Vehicle had statutory capital surplus of $4.0 million for the year ended December 31, 2002 and approximately $3.1 million as of December 31, 2001 and had statutory net income of $135,000 and $64,000 in 2002 and 2001, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   Year ended December 31, 2002
                                                    ------------------------------------------------------------
                                                        First          Second           Third          Fourth
                                                       Quarter         Quarter         Quarter         Quarter
                                                    ------------    ------------    ------------    ------------
Revenue:
  Net premiums earned ...........................   $  5,434,494    $  6,485,963    $  8,464,577    $  9,007,970
  Other revenue .................................      4,072,506       2,130,890       3,358,590       1,630,789
                                                    ------------    ------------    ------------    ------------
     Total revenue ..............................      9,507,000       8,616,853      11,823,167      10,638,759
Expenses:
  Losses and loss adjustment expenses ...........      3,184,631       3,330,196       4,228,536       5,243,762
  Other expenses ................................      4,778,133       4,363,266       4,801,183       2,783,022
                                                    ------------    ------------    ------------    ------------
     Total expenses .............................      7,962,764       7,693,462       9,029,719       8,026,784
Income (loss) before provision for income tax
   expense and extraordinary gain ...............      1,544,236         923,391       2,793,448       2,611,975
(Provision) benefit for income tax expense ......       (552,866)       (891,350)     (1,046,718)       (811,915)
                                                    ------------    ------------    ------------    ------------
     Net income (loss) before extraordinary gain         991,370          32,041       1,746,730       1,800,060
Extraordinary gain ..............................             --              --              --              --
                                                    ------------    ------------    ------------    ------------
     Net income (loss) ..........................   $    991,370    $     32,041    $  1,746,730    $  1,800,060
                                                    ============    ============    ============    ============

Basic net income (loss) per share ...............   $       0.33    $       0.01    $       0.58    $       0.60
                                                    ============    ============    ============    ============

                                                                   Year ended December 31, 2001
                                                    ------------------------------------------------------------
                                                        First          Second           Third          Fourth
                                                       Quarter         Quarter         Quarter         Quarter
                                                    ------------    ------------    ------------    ------------
Revenue:
  Net premiums earned ...........................   $  4,683,724    $  5,191,369    $  5,273,233    $  5,107,235
  Other revenue .................................      4,864,426       2,971,661       3,400,731       3,984,187
                                                    ------------    ------------    ------------    ------------
     Total revenue ..............................      9,548,150       8,163,030       8,673,964       9,091,422
                                                    ------------    ------------    ------------    ------------
Expenses:
  Losses and loss adjustment expenses ...........      3,331,245       5,257,370       3,620,297       3,945,990
  Other expenses ................................      5,450,816       5,328,624       6,376,311       4,974,451
                                                    ------------    ------------    ------------    ------------
     Total expenses .............................      8,782,061      10,585,994       9,996,608       8,920,441
                                                    ------------    ------------    ------------    ------------
Income (loss) before provision for income tax
   expense and extraordinary gain ...............        766,089      (2,422,964)     (1,322,644)        170,981
(Provision) benefit for income tax expense ......       (267,343)        933,293         (12,133)        (23,264)
                                                    ------------    ------------    ------------    ------------
     Net income (loss) before extraordinary gain         498,746      (1,489,671)     (1,334,777)        147,717
Extraordinary gain ..............................             --              --       1,185,895              --
                                                    ------------    ------------    ------------    ------------
     Net income (loss) ..........................   $    498,746    $ (1,489,671)   $   (148,882)   $    147,717
                                                    ============    ============    ============    ============

Basic net income (loss) per share before
   extraordinary gain ...........................   $       0.15    $      (0.47)   $      (0.43)   $       0.05
Extraordinary gain per share ....................             --              --            0.38              --
                                                    ============    ============    ============    ============
Basic net income (loss) per share ...............   $       0.15    $      (0.47)   $      (0.05)   $       0.05
                                                    ============    ============    ============    ============

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------          ---------------------------------------------------------

         The Company's investment objective is to maximize total rate of return after Federal income taxes while maintaining liquidity and minimizing risk. The Company's current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable. The Company also complies with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

         The Company's investment policy is established by its Board of Directors or Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2002, approximately 97.3% of the Company's investments were in fixed income securities and short-term investments, which are considered to be available for sale, based upon the Company's intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. The Company may in the future also consider fixed maturities to be held to maturity and carried at amortized cost. The Company does not use any material swaps, options, futures or forward contracts to hedge or enhance its investment portfolio.

         The Company's investment portfolio is managed by the Company's Investment Committee consisting of the Company's President and two directors, in accordance with guidelines established by the Florida Department of Financial Services.

         The table below sets forth investment results for the periods indicated.

                                                   YEARS ENDED DECEMBER 31,
                                                2002         2001         2000
                                              -------      -------      -------
                                                   (DOLLARS IN THOUSANDS)

Interest on fixed maturities ............     $ 1,190      $   485      $   552
Dividends on equity securities ..........          18           13           44
Interest on short-term investments ......          59          559          647
Other ...................................          17           39           10
                                              -------      -------      -------

Total investment income .................       1,284        1,096        1,253
Investment expense ......................         (30)         (29)         (28)
                                              -------      -------      -------
Net investment income ...................     $ 1,254      $ 1,067      $ 1,225
                                              =======      =======      =======


Net realized gain (loss) ................     ($1,370)     $(2,912)     $  (109)
                                              =======      =======      =======


         The following table summarizes, by type, the investments of the Company as of December 31, 2002.

                                                     CARRYING         PERCENT
                                                      AMOUNT          OF TOTAL
                                                      ------          --------
                                               (DOLLARS IN THOUSANDS)
Fixed maturities, at market:
  U.S. government agencies and authorities .....    $   105                .41%
  Obligations of states and
    political subdivisions .....................      8,587              33.83%
  Corporate securities .........................     16,001              63.03%
                                                    -------             ------
    Total fixed maturities .....................     24,693              97.27%
  Equity securities, at market .................        547               2.15%
  Mortgage notes receivable ....................        145                .58%
                                                    -------             ------
   Total investments ...........................    $25,385              100.0%
                                                    =======             ======

         Fixed maturities are carried on the Company's balance sheet at market. At December 31, 2002, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation):

                             CARRYING           PERCENT OF
                              AMOUNT               TOTAL
                              ------               -----
                        (DOLLARS IN THOUSANDS)
AAA...................          $3,048             12.3%
AA....................           4,219             17.1%
A.....................           2,558             10.4%
BBB...................          12,304             49.8%
BB++..................           2,564             10.4%
Not rated.............              --               --
                               -------            -----
                               $24,693            100.0%
                               =======            =====

         The following table summarizes, by maturity, the fixed maturities of the Company as of December 31, 2002.

                                                             CARRYING          PERCENT OF
                                                              AMOUNT              TOTAL
                                                              ------              -----
                                                      (DOLLARS IN THOUSANDS)
Matures In:
One year or less.....................................           $1,358             6.0%
One year to five years...............................           13,213            54.0%
Five years to 10 years...............................            7,590            30.0%
More than 10 years...................................            2,532            10.0%
                                                               -------           -----

    Total fixed maturities...........................          $24,693           100.0%
                                                               =======           =====

         At December 31, 2002, the weighted average maturity of the fixed maturities portfolio was approximately 4.5 years.

         The following table provides information about the Company's financial instruments as of December 31, 2002 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

                                                                                                                          Carrying
                                                       2003      2004      2005     2006      2007   Thereafter   Total    Amount
                                                     -------   -------   -------   -------   -------   -------   -------   -------
                                                                                (DOLLARS IN THOUSANDS)
Principal amount by expected maturity:

  U.S. government agencies and authorities           $    --   $   100   $    --   $    --   $    --   $    --   $   100   $   105
  Obligations of states and political subdivisions       100        --       425        --        --     7,320     7,845     8,587
  Corporate securities                                 2,250     5,720     4,507     3,700       500     1,584    18,261    16,001
  Collateralized mortgage obligations                     --        --        --        --        --        --        --        --
  Equity securities, at market                            --        --        --        --        --        --        --       547
  Mortgage notes receivable                                7         7         8         9         9       104       144       144
                                                     -------   -------   -------   -------   -------   -------   -------   -------
         Total investments                           $ 2,357   $ 5,827   $ 4,940   $ 3,709   $   509   $ 9,008   $26,350   $25,384
                                                     =======   =======   =======   =======   =======   =======   =======   =======

Weighted average interest rate by expected maturity:
  U.S. government agencies and authorities                --%     5.88%       --%       --%       --        --%     5.88%
  Obligations of states and political subdivisions      4.60        --     5.00         --        --      5.36      5.33
  Corporate securities                                  5.72      6.36      6.49      6.66      5.88      6.54      5.84
  Collateralized mortgage obligations                     --        --        --        --        --        --        --
  Equity securities, at market                            --        --        --        --        --      5.49      5.49
  Mortgage notes receivable                             8.50      8.50      8.50      8.50      8.50      8.50      8.50
                                                     -------   -------   -------   -------   -------   -------   -------
         Total investments                              5.68%     6.36%     6.37%     6.66%     5.93%     5.60%     5.57%
                                                     =======   =======   =======   =======   =======   =======   =======


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------


21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----

Independent Auditors' Reports.................................................................................29
Consolidated Balance Sheets
  as of December 31, 2002 and 2001............................................................................31
Consolidated Statements of Operations
  For the years ended December 31, 2002, 2001 and 2000........................................................32
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
  For the years ended December 31, 2002, 2001 and 2000........................................................33
Consolidated Statements of Cash Flows
  For the years ended December 31, 2002, 2001 and 2000........................................................34
Notes to Consolidated Financial Statements....................................................................35

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of 21st Century Holding Company:

We have audited the accompanying consolidated balance sheet of 21st Century Holding Company and Subsidiaries ("the Company" and a Florida Corporation) as of December 31, 2002, and the related consolidated statement of operations, changes in shareholders' equity and comprehensive income (loss) and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries as of December 31, 2002, and the result of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                             De Meo, Young, McGrath

Boca Raton, Florida,
  March 30, 2003.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of 21st Century Holding Company:

We have audited the accompanying consolidated balance sheet of 21st Century Holding Company and Subsidiaries ("the Company" and a Florida corporation) as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                      McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Plantation, Florida,
  March 29, 2002.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                                      2002           2001
                                                                                      ----           ----
                                    ASSETS
Investments
  Fixed maturities, available for sale, at fair value .........................   $ 24,693,047    $ 16,713,321
  Equity securities ...........................................................        539,706         192,500
  Mortgage loans ..............................................................        145,043         601,601
                                                                                  ------------    ------------

      Total investments .......................................................     25,377,796      17,507,422
                                                                                  ------------    ------------

Cash and cash equivalents .....................................................      4,478,383       2,150,665
Finance contracts, consumer loans and pay advances receivable, net of allowance
  for credit losses of $404,356 in 2002 and $723,756 in 2001 ..................      7,217,873      10,813,881
Prepaid reinsurance premiums ..................................................     11,251,193       5,559,909
Premiums receivable, net of allowance for credit losses of $201,000 and
  $235,000, respectively ......................................................      8,373,104       1,560,914
Reinsurance recoverable, net ..................................................      7,856,972       7,053,329
Deferred acquisition costs, net ...............................................          7,721          11,952
Income taxes recoverable ......................................................             --         441,550
Deferred income taxes .........................................................      2,691,309       2,252,176
Property, plant and equipment, net ............................................      4,819,617       5,086,884
Goodwill, net .................................................................      1,789,353       1,789,353
Other assets ..................................................................      1,454,690       2,000,542
                                                                                  ------------    ------------

      Total assets ............................................................   $ 75,318,011    $ 56,228,577
                                                                                  ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses ....................................   $ 16,983,756    $ 11,005,337
Unearned premiums .............................................................     28,934,486      14,951,228
Premium deposits ..............................................................        655,713       1,133,977
Revolving credit outstanding ..................................................      4,312,420       6,676,817
Bank overdraft ................................................................        844,947       3,522,512
Unearned commissions ..........................................................         18,721       1,197,202
Income taxes payable ..........................................................      1,676,020              --
Accounts payable and accrued expenses .........................................      3,746,030       2,931,621
Drafts payable to insurance companies .........................................         48,254         600,752
                                                                                  ------------    ------------

      Total liabilities .......................................................     57,220,347      42,019,446
                                                                                  ------------    ------------

Commitments and contingencies

Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares; issued
     3,411,667 and 3,410,667 shares respectively;
     Outstanding 2,990,201 and 3,030,001 shares, respectively .................         34,117          34,107
  Additional paid-in capital ..................................................     12,855,543      12,833,146
  Accumulated other comprehensive deficit .....................................       (227,091)       (218,137)
  Retained earnings ...........................................................      6,521,027       2,400,301
  Treasury stock, 421,466 and 380,666 shares, respectively, at cost ...........     (1,085,932)       (840,286)
                                                                                  ------------    ------------
      Total shareholders' equity ..............................................     18,097,664      14,209,131
                                                                                  ------------    ------------
      Total liabilities and shareholders' equity ..............................   $ 75,318,011    $ 56,228,577
                                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002            2001          2000
                                                                  ----            ----          -----
Revenue:
  Gross premiums written ..................................   $ 63,036,468    $ 34,271,338    $ 32,073,768
  Gross premiums ceded ....................................    (25,286,828)    (12,789,404)     (7,625,095)
                                                              ------------    ------------    ------------

           Net premiums written ...........................     37,749,640      21,481,934      24,448,673
  Decrease (increase) in unearned premiums, net
     of prepaid reinsurance premiums ......................     (8,356,636)     (1,226,373)     (4,127,334)
                                                              ------------    ------------    ------------

           Net premiums earned ............................     29,393,004      20,255,561      20,321,339
  Commission income .......................................      1,905,936       2,828,779       2,780,869
  Finance revenue .........................................      4,452,626       5,267,523       5,709,848
  Managing general agent fees .............................      1,970,226       5,871,388       5,410,500
  Net investment income ...................................      1,253,765       1,066,641       1,225,413
  Net realized investment gains (losses) ..................     (1,369,961)     (2,911,658)       (109,256)
  Other income ............................................      2,973,949       3,098,332       2,214,894
                                                              ------------    ------------    ------------

           Total revenue ..................................     40,579,545      35,476,566      37,553,607
                                                              ------------    ------------    ------------

Expenses:
  Losses and loss adjustment expenses .....................     15,987,125      16,154,902      14,990,118
  Operating and underwriting expenses .....................     10,778,990      11,644,183      11,892,577
  Salaries and wages ......................................      8,004,694       8,478,771       9,375,775
  Amortization of deferred acquisition costs, net .........     (2,064,314)      1,467,238       1,673,754
  Amortization of goodwill ................................             --         540,010         606,653
                                                              ------------    ------------    ------------

           Total expenses .................................     32,706,495      38,285,104      38,538,877
                                                              ------------    ------------    ------------

Income (loss) before provision for income tax expense
  and extraordinary gain ..................................      7,873,050      (2,808,538)       (985,270)
(Provision) benefit for income tax expense ................     (3,302,849)        630,553         462,396
                                                              ------------    ------------    ------------

           Net income (loss) before extraordinary gain ....      4,570,201      (2,177,985)       (522,874)

Extraordinary gain ........................................             --       1,185,895              --
                                                              ------------    ------------    ------------

           Net income (loss) ..............................   $  4,570,201    $   (992,090)   $   (522,874)
                                                              ============    ============    ============


Basic net income (loss) per share before extraordinary gain   $       1.52    $      (0.69)   $      (0.15)
                                                              ============    ============    ============

Extraordinary gain ........................................             --            0.38              --
                                                              ============    ============    ============

Basic net income (loss) per share .........................   $       1.52    $      (0.31)   $      (0.15)
                                                              ============    ============    ============


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               Accumulated
                                                                Additional        Other                                   Total
                                      Comprehensive   Common      Paid-In     Comprehensive   Retained     Treasury   Shareholders'
DESCRIPTION                              Income       Stock       Capital         Deficit     Earnings       Stock        Equity
-----------                              ------       -----       -------         -------     --------       -----        ------
 Balance as of December 31, 1999 ...                   33,700    12,690,087    (1,244,830)     4,297,994      (23,063)   15,753,888

 Net loss ..........................  $   (522,874)        --            --      (522,874)            --     (522,874)
  Cash dividends ...................            --         --            --            --       (133,054)          --      (133,054)
  Acquisition of common shares .....            --   (291,339)     (291,339)
 Stock issued ......................            --        407       204,543            --             --           --       204,950
 Net unrealized change in investments,
    net of tax effect of $33,530 ...       (55,574)        --            --       (55,574)            --           --       (55,574)
                                      ------------
Comprehensive loss .................  $   (578,448)
                                      ============
                                                    ---------  ------------  ------------   ------------ ------------  ------------
Balance as of December 31, 2000 ....                   34,107    12,894,630    (1,300,404)     3,642,066     (314,402)   14,955,997

 Net loss ..........................  $   (992,090)        --            --            --       (992,090)          --      (992,090)
 Cash dividends ....................            --         --            --            --       (249,675)          --      (249,675)
 Acquisition of common shares ......            --         --            --            --             --     (784,798)     (784,798)
 Stock issued  to employees ........            --         --       (78,814)           --             --      258,914       180,100
 Stock option expense ..............            --         --        17,330            --             --           --        17,330
 Net unrealized change in investments,
      net of tax effect of $784,079      1,082,267         --            --     1,082,267             --           --     1,082,267
                                      ------------
 Comprehensive income ..............  $     90,177
                                      ============
                                                    ---------  ------------  ------------   ------------ ------------  ------------
Balance as of December 31, 2001 ....                $  34,107  $ 12,833,146  $   (218,137)  $  2,400,301 $   (840,286) $ 14,209,131

Net Income .........................  $  4,570,201         --            --            --      4,570,201           --     4,570,201
  Cash dividends ...................            --         --            --            --       (449,475)          --      (449,475)
  Acquisition of common shares .....            --         --            --            --             --     (253,446)     (253,446)
  Stock issued to employees ........            --         10           990            --             --        7,800         8,800
  Stock option expense .............            --         --        21,407            --             --           --        21,407
  Net unrealized change in investments,
      net of tax effect of $4,613 ..        (8,954)        --            --        (8,954)            --           --        (8,954)
                                      ------------
  Comprehensive income .............  $  4,561,247
                                      ============
                                                    ---------  ------------  ------------   ------------ ------------  ------------
Balance as of December 31, 2002 ....                $  34,117  $ 12,855,543  $   (227,091)  $  6,521,027 $ (1,085,932) $ 18,097,664
                                                    =========  ============  ============   ============ ============  ============



See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                        2002             2001            2000
                                                                                        ----             ----            ----
Cash flow from operating activities:
    Net income (loss) ...........................................................  $  4,570,201     $   (992,090)    $   (522,874)
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
       Amortization (accretion) of investment premium (discount), net ...........        84,360          (50,738)         (10,592)
       Depreciation and amortization of property plant and equipment ............       376,516          396,047          323,743
       Amortization of goodwill .................................................            --          540,010          606,653
       Deferred income tax expense ..............................................    (1,107,092)        (132,284)      (1,096,850)
       Net realized investment (gains) losses ...................................     1,369,961        2,911,658          109,256
       Amortization of deferred acquisition costs, net ..........................    (2,064,314)       1,467,238        1,673,754
       Provision for credit losses, net .........................................     1,036,092        2,506,757        1,994,274
       Provision for uncollectible premiums receivable ..........................        33,663          421,349          432,052
       Extraordinary Gain .......................................................            --       (1,185,895)              --
       Other ....................................................................        30,207           30,528               --
       Changes in operating assets and liabilities:
           Premiums receivable ..................................................    (6,845,853)      (1,735,476)         577,646
           Prepaid reinsurance premiums .........................................    (5,691,284)      (2,635,827)        (319,475)
           Reinsurance recoverable, net .........................................      (803,643)      (3,911,090)      (1,471,390)
           Deferred acquisition costs, net ......................................     2,068,545         (286,930)      (2,876,257)
           Other assets .........................................................       992,645         (550,666)        (447,261)
           Unpaid losses and loss adjustment expenses ...........................     5,978,419        1,136,120        3,451,541
           Unearned premiums ....................................................    13,983,258        1,912,811        5,001,334
           Premium deposits .....................................................      (478,264)         751,919           24,872
           Unearned commissions .................................................    (2,080,087)        (406,882)       1,702,933
           Income taxes payable .................................................     1,907,042               --         (350,384)
           Accounts payable and accrued expenses ................................     2,157,566         (945,983)       2,545,770
           Drafts payable to insurance companies ................................      (552,498)        (186,123)         474,224
                                                                                   ------------     ------------     ------------

Net cash (used in) provided by operating activities .............................    14,965,440         (945,547)      11,822,969
                                                                                   ------------     ------------     ------------

Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale ..............    41,293,545       62,419,076       49,110,449
    Purchases of investment securities available for sale .......................   (51,088,365)     (59,713,976)     (54,081,724)
    Finance contracts receivable, consumer loans and pay
      advances receivable .......................................................     2,559,916          472,153       (6,144,902)
    Mortgage loans ..............................................................       (10,000)        (450,000)        (272,773)
    Sale of and collection of mortgage loans ....................................       461,314          233,423            7,053
    Purchases of property and equipment .........................................      (308,936)        (153,387)      (3,191,018)
    Net cash used in acquisitions ...............................................       199,687         (301,330)              --
                                                                                   ------------     ------------     ------------
Net cash provided by (used in) investing activities .............................    (6,892,839)       2,505,959      (14,572,915)
                                                                                   ------------     ------------     ------------

Cash flow from financing activities:
    Bank overdraft ..............................................................    (2,677,565)         309,550        1,684,226
    Dividends paid ..............................................................      (449,475)        (188,807)         (67,260)
    Purchases of treasury stock .................................................      (253,446)        (743,314)        (291,339)
    Repayment of indebtedness ...................................................            --               --         (312,823)
    Revolving credit outstanding ................................................    (2,364,397)      (1,414,217)       3,441,008
                                                                                   ------------     ------------     ------------
Net cash (used in) provided by financing activities .............................    (5,744,883)      (2,036,788)       4,453,812
                                                                                   ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents ............................     2,327,718         (476,376)       1,703,866
Cash and cash equivalents at beginning of year ..................................     2,150,665        2,627,041          923,175
                                                                                   ------------     ------------     ------------
Cash and cash equivalents at end of year ........................................  $  4,478,383     $  2,150,665     $  2,627,041
                                                                                   ============     ============     ============

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest ....................................................................  $    354,572     $    591,618     $    662,809
                                                                                   ============     ============     ============
       Income taxes .............................................................  $  1,565,069     $   (915,037)    $  1,529,690
                                                                                   ============     ============     ============
  Non-cash investing and financing activities:
    Accrued dividend payable ....................................................  $    179,947     $     60,868     $     65,794
                                                                                   ============     ============     ============
    Stock issued to employees ...................................................  $      7,800     $    180,100     $    100,000
                                                                                   ============     ============     ============
    Stock received for sale of agency ...........................................  $         --     $     41,484     $         --
                                                                                   ============     ============     ============
    Notes receivable, net of deferred gains, received for sales of agencies .....  $    (35,523)    $    463,941     $         --
                                                                                   ============     ============     ============
    Shares issued for settlement of note payable ................................  $         --     $         --     $    104,950
                                                                                   ============     ============     ============


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


(1) ORGANIZATION AND BUSINESS

         The accompanying consolidated financial statements include the accounts of 21st Century Holding Company and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. The Company underwrites personal automobile insurance, homeowners insurance and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company has underwriting authority for third-party insurance companies, which it represents through a wholly owned managing general agent, Assurance Managing General Agents, Inc. ("Assurance MGA"). The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 34 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of December 31, 2002, franchises were granted for 40 Fed USA agencies, of which 34 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation software and service through its Express Tax Service, Inc. ("Express Tax"), an 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of December 31, 2002 there were 136 EXPRESSTAX franchises granted.


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

         A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the year ended December 31, 2002, the unrealized losses for declines in fair market value deemed to be other than temporary were $2.0 million and are reported as a component of net realized investment gains (losses) on the consolidated statements of operations. For the years ended December 31, 2001 and 2000, there were no unrealized losses deemed to be other than temporary.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


     (C) PREMIUM REVENUE

         Premium revenue on property and casualty insurance is earned on a pro rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

     (D) DEFERRED ACQUISITION COSTS

         Deferred acquisition costs represent primarily commissions paid to the Company's outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded premium commission earned from reinsurers, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

         An analysis of deferred acquisition costs follows:

                                                YEAR ENDED DECEMBER 31,
                                           2002           2001           2000
                                           ----           ----           ----
Balance, beginning of period          $    11,952    $ 1,192,260   $   (10,243)
Acquisition costs deferred             (2,068,545)       286,930     2,876,257
Amortized to expense during period      2,064,314     (1,467,238)   (1,673,754)
                                      -----------    -----------   -----------
Balance, end of period                $     7,721    $    11,952   $ 1,192,260
                                      ===========    ===========   ===========


     (E) PREMIUM DEPOSITS

         Premium deposits represent premiums received on policies not yet written. The Company takes approximately 30 working days to write the policy from the date the cash and policy application are received.

     (F) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are provided for through the establishment of liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon the Company's assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries, which totaled approximately $550,000, $544,000 and $559,000, net of reinsurance, at December 31, 2002, 2001 and 2000, respectively.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


     (G) COMMISSION INCOME

         Commission income consists of fees earned by the Company-owned agencies placing business with third party insurers and third party premium finance companies. Commission income is earned on a pro rata basis over the life of the policies. Unearned commissions represent the portion of the commissions related to unexpired policy terms. During 2002 Assurance MGA completed its program for underwriting insurance for an unaffiliated insurance company.

     (H) FINANCE REVENUE

         Interest and service income, resulting from the financing of insurance premiums, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

     (I) CREDIT LOSSES

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses.

         The activity in the allowance for credit losses for premiums receivable was as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                  2002            2001              2000
                                                                  ----            ----              ----

         Allowance for credit losses at beginning of year      $235,000         $325,000           $50,000
         Additions charged to bad debt expense                   34,710          421,349           432,052
         Write-downs charged against the allowance              (68,710)        (511,349)         (157,052)
                                                                -------          -------          --------
         Allowance for credit losses at end of year            $201,000         $235,000          $325,000
                                                               ========         ========          ========

See Note 4 for the activity in the allowance for credit losses for finance contracts and pay advances receivable.

     (J) MANAGING GENERAL AGENT FEES

         If substantially all the costs associated with the MGA contract are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy.

     (K) POLICY FEES

         Policy fees represent a $25 non-refundable application fee for insurance coverage, which is intended to reimburse the Company for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These underwriting costs are not included as a component of deferred acquisition costs.

     (L) REINSURANCE

         The Company recognizes the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. The Company is reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company only cedes risks to reinsurers whom the Company believes to be financially sound. At December 31, 2002, all reinsurance recoverables are considered collectible.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

     (N) CONTINGENT REINSURANCE COMMISSION

         The Company's reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable. For the years ended December 31, 2002 and December 31, 2001, respectively, there were $369,000 and $42,000 of contingent ceding commissions recognized.

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

     (P) ACCOUNTING CHANGES

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of Financial Accounting Standards Board Statement No. 133," which because of the Company's early adoption of Statement of Financial Accounting Standard No. 133, was effective for all fiscal quarters beginning after June 15, 2000. This statement amends the accounting and reporting standards of Statement of Financial Accounting Standard No. 133 for certain derivative instruments and certain hedging activities. Because the Company has limited involvement with derivative financial instruments and does not engage in the derivative market for hedging purposes, the adoption of Statement of Financial Accounting Standard No. 138 did not have a material effect on the Company's financial statements.

         Effective January 1, 2000, the Company adopted Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The Statement of Position provides guidance on accounting for insurance and reinsurance contracts that do not transfer insurance risk. All of the Company's reinsurance agreements are risk-transferring arrangements, accounted for according to Statement of Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The adoption of Statement of Position 98-7 had no effect on the Company's financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


         Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Including Stock Compensation (an Interpretation of Accounting Principles Board Opinion No. 25)." Financial Accounting Standards Board Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 for only certain issues, such as: (a) the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Financial Accounting Standards Board Interpretation No. 44 did not have a material effect on the Company's financial statements.

         Effective December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin summarizes the SEC staff's views on applying accounting principles generally accepted in the United States to the recognition of revenue in financial statements. The adoption of Staff Accounting Bulletin No. 101 had no effect on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Additionally, Statement of Financial Accounting Standard No. 141 requires an acquired intangible asset, whenever acquired, to be recognized separately from goodwill if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which became effective January 1, 2002. Statement of Financial Accounting Standard No. 142 eliminates the amortization of goodwill over its estimated useful life, but requires goodwill to be subject to at least an annual assessment for impairment by applying a fair-value-based test. See footnote (t) GOODWILL for additional information. Upon adoption of Financial Accounting Standards No.142 January 1, 2002, the Company ceased amortization of goodwill.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," which became effective for fiscal years beginning after June 15, 2002. Statement of Financial Accounting Standard No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. Adoption of this statement has had no material effect on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Statement of Financial Accounting Standard No. 144 revises and clarifies the existing professional guidance addressing: (a) recognition and measurement of the impairment of long-lived assets to be held and used; (b) the measurement of long-lived assets to be disposed of by sale; and (c) the reporting of discontinued operations and components of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement of Financial Accounting Standard No. 144 had no effect on the Company's financial statements.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections," which became effective for fiscal years beginning after May 15, 2002. The rescission of Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and Statement of Financial Accounting Standard No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which had amended Statement of Financial Accounting Standard No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement of Financial Accounting Standard No. 4 required material gains and losses from extinguishment of debt to be classified as extraordinary items. Under Statement of Financial Accounting Standard No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise, and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual-in-nature and infrequency-of-occurrence criteria in Accounting Principles Board Opinion No. 30. The Company has not yet determined the impact that the adoption of this statement will have on the Company's financial statements.

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement of Financial Accounting Standard No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement of Financial Accounting Standard No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standard No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact that the adoption of this statement will have on the financial statements.

         In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions," which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement of Financial Accounting Standard No. 147 is effective on October 1, 2002. The adoption of Statement of Financial Accounting Standard No. 147 will have no effect on the Company's financial statements.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

         Additionally, the statement amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement of Financial Accounting Standard No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for the Company's stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in the "Stock-Based Compensation" section, see Note 16.

     (Q) USE OF ESTIMATES

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

     (R) NATURE OF OPERATIONS

         The following is a description of the most significant risks facing the Company and how it mitigates those risks:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


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

     (S) FAIR VALUE

         The fair value of the Company's investments are estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2002 and 2001. Changes in interest rates subsequent to December 31, 2002 may affect the fair value of the Company's investments. Refer to Note 3(a) for details.

         The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2002 and 2001 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, consumer loans and pay advance receivable, due from reinsurers, drafts payable to insurance companies, revolving credit outstanding, bank overdraft, and accounts payable and accrued expenses.

         The fair value of mortgage loans is estimated using the present value of future cash flows based on the market rate for similar types of loans. Carrying value approximates market value as rates used are commensurate with market rate.

     (T) GOODWILL

         In July 2001, the FASB issued SFAS 141 "Business Combinations," effective for all business combinations initiated after June 30, 2001, and SFAS 142 "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires the purchase method of accounting be used for all business combinations. Goodwill and indefinite-lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives. SFAS 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. Prior to the adoption of SFAS 141 and 142, goodwill was amortized on a straight-line basis for financial statement purposes over periods ranging from 10 to 20 years. Periodic reviews of the recoverability of goodwill were performed by assessing undiscounted cash flows of future operations.

         Amortization of goodwill was $-0- for 2002, compared to $540,010 in 2001 and $606,653 in 2000. The decrease is the result of no longer amortizing goodwill, subsequent to the adoption of SFAS 142.

         Goodwill is stated separately on the balance sheet and totaled $1,789,353 at December 31, 2002 and 2001, net of $1,725,622 of accumulated amortization. Goodwill relates to the Company's insurance segment. Impairment testing was performed during the fourth quarter of 2002, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, goodwill does not appear to be impaired. Impairment testing will continue to be performed on no less than an annual basis, or when there is reason to suspect the value of these assets has diminished or is impaired.

         Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for each of the years in the three-year period ended December 31, 2002.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                     For the Year
                                                   Ended December 31
                                     ------------------------------------------
                                          2002           2001           2000
                                     -------------   -----------    -----------
Reported net income (loss)           $   4,570,201   $  (992,090)   $  (522,874)
Add back: goodwill amortization                 --       540,010        606,653
                                     -------------   -----------    -----------
Adjusted net income (loss)           $   4,570,201   $  (452,080)   $    83,779
                                     =============   ===========    ===========

BASIC EARNINGS PER SHARE:
Reported net income                  $        1.52   $     (0.31)   $     (0.15)
Goodwill amortization                           --          0.14           0.18
                                     -------------   -----------    -----------
Adjusted net income                  $        1.52   $     (0.17)   $      0.03
                                     =============   ===========    ===========

     (U) STOCK OPTION PLAN

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

         The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company uses the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) to account for its stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 16 for more information.

         As of December 31, 2002 the Company adopted the FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (FAS 148). FAS 148 amends FAS 123 to provide alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require disclosure in the Summary of Significant Accounting Policies footnote the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share.

     (V) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures 7 years. The Company capitalizes an expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related item. Based upon its most recent analysis, the Company believes that no impairment of property, plant and equipment exists at December 31, 2002.

     (W) RECLASSIFICATIONS

         Certain 2001 and 2000 financial statement amounts have been reclassified to conform with 2002 presentation.


(3) INVESTMENTS

     (A) FIXED MATURITIES AND EQUITY SECURITIES

         A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2002 and 2001 is as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                        GROSS         GROSS
                                          AMORTIZED   UNREALIZED    UNREALIZED     ESTIMATED
                                            COST        GAINS         LOSSES       FAIR VALUE
                                        -----------   -----------   -----------   -----------
DECEMBER 31, 2002
Fixed Maturities:
 U. S. Government obligations .......   $   104,731   $       425   $        --   $   105,156
 Obligations of states and political
    subdivisions ....................     8,553,603        33,610            --     8,587,213
 Corporate securities ...............    16,242,258            --       241,580    16,000,678
                                        -----------   -----------   -----------   -----------
                                        $24,900,592   $    34,035   $   241,580   $24,693,047
                                        ===========   ===========   ===========   ===========

 Equity securities - preferred stocks   $   208,316   $        --   $       316   $   208,000
                common stocks .......       355,549            --        23,843       331,706
                                        -----------   -----------   -----------   -----------
                                        $   563,865   $        --   $    24,159   $   539,706
                                        ===========   ===========   ===========   ===========
DECEMBER 31, 2001
Fixed Maturities:
 Mortgage-backed securities .........   $   152,569   $        --   $     9,794   $   142,775
 U. S. Government obligations .......     2,604,780        25,144            --     2,629,924
 Obligations of states and political
    subdivisions ....................     6,122,521            --       136,017     5,986,504
 Corporate securities ...............     8,035,773            --        81,655     7,954,118
                                        -----------   -----------   -----------   -----------
                                        $16,915,643   $    25,144   $   227,466   $16,713,321
                                        ===========   ===========   ===========   ===========

 Equity securities - preferred stocks   $   208,316   $        --   $    15,816   $   192,500
                                        ===========   ===========   ===========   ===========


         Below is a summary of fixed maturities at December 31, 2002 and 2001 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       DECEMBER 31, 2002           DECEMBER 31, 2001
                                    AMORTIZED     ESTIMATED     AMORTIZED     ESTIMATED
                                      COST        FAIR VALUE      COST        FAIR VALUE
                                   -----------   -----------   -----------   -----------
Due in one year or less ........   $ 1,355,968   $ 1,358,268   $   430,713   $   434,338
Due after one year through
 five years ....................    13,490,634    13,213,114     7,399,113     7,406,880
Due after five years through ten
 years .........................     7,470,221     7,589,673     3,701,348     3,642,922
Due after ten years ............     2,581,221     2,531,992     5,384,469     5,229,181
                                   -----------   -----------   -----------   -----------

                                   $24,898,044   $24,693,047   $16,915,643   $16,713,321
                                   ===========   ===========   ===========   ===========

         Political subdivision bonds with an amortized cost of approximately $100,756 and a fair market value of approximately $101,385 were on deposit with the Florida Department of Financial Services as of December 31, 2002, as required by law.

         A summary of the sources of net investment income follows:

                                                  YEARS ENDED DECEMBER 31,
                                           2002             2001           2000
                                           ----             ----           ----
Fixed maturities ...............       $ 1,189,683     $   484,913     $   551,973
Equity securities ..............            18,009          13,301          44,343
Cash and cash equivalents ......            59,182         559,017         646,780
Other ..........................            17,328          38,390          10,459
                                       -----------     -----------     -----------

   Total investment income .....         1,284,202       1,095,621       1,253,555
Less investment expenses .......           (30,437)        (28,980)        (28,142)
                                       -----------     -----------     -----------

   Net investment income .......       $ 1,253,765     $ 1,066,641     $ 1,225,413
                                       ===========     ===========     ===========

         Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 2002, 2001 and 2000 were $41,293,545, $62,419,076 and
$49,110,449, respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


         A summary of realized investment gains (losses) and (increases) decreases in net unrealized losses follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   2002           2001           2000
                                                   ----           ----           ----
 Net realized gains (losses):
 Fixed maturities ..........................   $(1,389,860)*  $   173,294    $   (14,937)
 Equity securities .........................        19,899     (3,084,952)       (94,319)
                                               -----------    -----------    -----------
    Total ..................................   $(1,369,961)   $(2,911,658)   $  (109,256)
                                               ===========    ===========    ===========

     * Includes a $2,000,000 impairment loss

Change in net unrealized losses:
 Fixed maturities ..........................   $   (12,124)   $   156,042    $ 1,112,530
 Equity securities .........................        (1,443)     1,710,304     (1,201,634)
                                               -----------    -----------    -----------
    Total ..................................   $   (13,567)   $ 1,866,346    $   (89,104)
                                               ===========    ===========    ===========

     (B) MORTGAGE LOANS

                                                   2002           2001           2000
                                                   ----           ----           ----
         Mortgage receivable January 1         $   601,601    $   385,024    $   119,304
         New mortgages                                  --        450,000        272,773
         Principle payments                       (456,558)      (233,423)        (7,053)
                                               -----------    -----------    -----------
         Mortgage receivable December 31       $   145,043    $   601,601    $   385,024
                                               ===========    ===========    ===========

         A portion of these amounts represents outstanding balances from related party transactions. Refer to Note 13 for details.


(4) FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE

         Below is a summary of the components of the finance contracts consumer loans and pay advances receivable balance:

                                                                     DECEMBER 31,
                                                                2002              2001
                                                                ----              ----
         Finance contracts receivable                        $7,776,553      $11,678,176
         Pay advances receivable                                     --          322,763
                                                             ----------      -----------
                                                              7,776,553       12,000,939
         Less: Unearned income                                 (154,324)        (463,302)
               Allowance for credit losses                     (404,356)        (723,756)
                                                             ----------      -----------
         Finance contracts, consumer loans and
               pay advances receivable, net                  $7,217,873      $10,813,881
                                                             ==========      ===========

         The activity in the allowance for credit losses was as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                2002             2001             2000
                                                                ----             ----             ----
         Allowance for credit losses at beginning of year   $  $723,756      $  $832,231       $  $272,192
         Additions charged to bad debt expense                1,036,092        2,506,757         1,994,274
         Write-downs charged against the allowance           (1,355,492)      (2,615,232)       (1,434,235)
                                                            -----------      -----------       -----------
         Allowance for credit losses at end of year         $   404,356      $   723,756       $   832,231
                                                            ===========      ===========       ===========

         As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2002 and 2001 consist of the following:

                                                              2002              2001
                                                              ----              ----
         Land                                             $   787,144     $   917,369
         Building and Improvements                          3,775,208       3,643,515
         Furniture and Fixtures                             1,729,033       1,633,994
                                                          -----------     -----------
                                                            6,291,385       6,194,878
         Accumulated Depreciation                          (1,471,768)     (1,107,994)
                                                          -----------     -----------
                                                          $ 4,819,617     $ 5,086,884
                                                          ===========     ===========

         Depreciation of property, plant, and equipment was $376,516, $396,047 and $323,743 during 2002, 2001 and 2000, respectively.


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

         The impact of reinsurance on the financial statements is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                         2002                2001                2000
                                                         ----                ----                ----
    Premiums written:
       Direct...............................         $63,036,468        $34,271,338         $32,073,768
       Ceded................................         (25,286,828)       (12,789,404)         (7,625,095)
                                                      ----------        -----------          ----------
                                                     $37,749,640        $21,481,934         $24,448,673
                                                     ===========        ===========         ===========
    Premiums earned:
       Direct...............................         $48,988,774        $32,358,300         $27,072,339
       Ceded................................         (19,595,770)       (12,102,739)         (6,751,000)
                                                      ----------        -----------          ----------
                                                     $29,393,004        $20,255,561         $20,321,339
                                                     ===========        ===========         ===========
    Losses and loss adjustment expenses incurred:
       Direct...............................         $29,776,770        $29,064,763         $21,003,683
       Ceded................................         (13,789,645)       (12,909,861)         (6,013,565)
                                                      ----------        -----------          ----------
                                                     $15,987,125        $16,154,902         $14,990,118
                                                     ===========        ===========         ===========

                                                             AS OF DECEMBER 31,
                                                           2002               2001
                                                           ----               ----
     Unpaid losses and loss adjustment expenses, net:
        Direct..............................            $16,983,756        $11,005,337
        Ceded ..............................              7,847,421         (4,798,556)
                                                        -----------        -----------
                                                        $ 9,136,335        $ 6,206,781
                                                        ===========        ===========

     Unearned premiums:
        Direct..............................            $28,934,486        $14,951,228
        Ceded ..............................             11,251,193         (5,559,909)
                                                        -----------        -----------
                                                        $17,683,293        $ 9,391,319
                                                        ===========        ===========

         The Company received approximately $6.8 million, $3.8 million and $2.3 million in commissions on premiums ceded during the years ended December 31, 2002, 2001 and 2000, respectively. Had all of the Company's reinsurance agreements been canceled at December 31, 2002, the Company would have returned a total of approximately $3.3 million in reinsurance commissions to its reinsurers; in turn, its reinsurers would have returned approximately $11.2 million in unearned premiums to the Company.

         At December 31, 2002 and 2001, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                   DECEMBER 31,
                                                                                            2002                    2001
                                                                                            ----                    ----
    Transatlantic Reinsurance Company (A++ A.M. Best Rated):
       Unearned premiums........................................................       $11,251,193            $ 5,559,909
       Reinsurance recoverable on paid losses and loss adjustment expenses......         3,266,549              4,176,436
       Unpaid losses and loss adjustment expenses...............................         7,847,421              4,798,556
                                                                                       -----------            -----------
                                                                                       $22,365,163            $14,534,901
                                                                                       ===========            ===========
    Amounts due from reinsurers consisted of amounts related to:
       Unpaid losses and loss adjustment expenses...............................       $ 7,847,255            $ 4,798,556
       Reinsurance recoverable on paid losses and loss adjustment expenses......         3,266,715              4,176,436
       Reinsurance payable......................................................        (3,984,895)            (1,921,663)
                                                                                       -----------            -----------
                                                                                       $  7,129,075           $ 7,053,329
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

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                         DECEMBER 31,
                                                           2002               2001              2000
                                                           ----               ----              ----
         Balance at January 1 ....................     $ 11,005,337      $  9,765,848      $  6,314,307
          Less reinsurance recoverables ..........       (4,798,556)       (2,789,619)       (1,886,226)
                                                       ------------      ------------      ------------
            Net balance at January 1 .............     $  6,206,781      $  6,976,229      $  4,428,081
                                                       ============      ============      ============
         Incurred related to:
          Current year ...........................     $ 15,896,251      $ 13,586,426      $ 13,545,562
          Prior years ............................           90,874         2,568,476         1,444,556
                                                       ------------      ------------      ------------
            Total incurred .......................     $ 15,987,125      $ 16,154,902      $ 14,990,118
                                                       ============      ============      ============
         Paid related to:
          Current year ...........................     $  8,149,079      $  8,768,672      $  8,012,742
          Prior years ............................        4,908,492         8,259,045         4,429,228
                                                       ------------      ------------      ------------
            Total paid ...........................     $ 13,057,571      $ 17,027,717      $ 12,441,970
                                                       ============      ============      ============

         Balance, American Vehicle, at acquisition     $         --      $    103,367      $         --
                                                       ============      ============      ============

         Net balance at year end .................     $  9,136,335      $  6,206,781      $  6,976,229
          Plus reinsurance recoverables ..........        7,847,421         4,798,556         2,789,619
                                                       ------------      ------------      ------------
            Balance at year end ..................     $ 16,983,756      $ 11,005,337      $  9,765,848
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

         As a result of the Company's review of its liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, the Company increased its liability for loss and LAE for claims occurring in prior years by $90,874 for the year ended December 31, 2002, increased its liability for loss and LAE for claims occurring in prior years by $2,568,000 for the year ended December 31, 2001, and increased its liability for loss and LAE for claims occurring in prior years by $1,445,000 for the year ended December 31, 2000. The adjustments in the liability were primarily attributable to loss development with respect to the Company's personal automobile insurance program. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2002.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


(8) REVOLVING CREDIT OUTSTANDING

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.

(9) INCOME TAXES

         A summary of the provision for income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                           2002               2001           2000
                                                           ----               ----           ----
     Federal:
       Current.................................         $3,323,281         $(453,263)     $   583,772
       Deferred................................           (453,708)         (103,197)      (1,001,203)
                                                        ----------         ---------      -----------
                                                         2,869,573          (556,460)        (417,431)
                                                        ----------         ---------      -----------
     State:
       Current.................................            510,941           (56,428)         126,421
       Deferred................................            (77,665)          (17,665)        (171,386)
                                                        ----------         ---------      -----------
                                                           433,276           (74,093)         (44,965)
                                                        ----------         ---------          -------
                                                        $3,302,849         $(630,553)     $  (462,396)
                                                        ==========         =========      ===========

         The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:

                                                               2002                2001              2000
                                                               ----                ----              ----
     Computed "expected" tax (benefit), at federal rate     $ 2,437,254      $  (954,903)     $  (334,992)
     State tax, net of federal deduction benefit ......         443,276          (48,901)         (29,676)
     Tax-exempt interest ..............................         (95,564)        (125,321)        (156,459)
     Amortization of goodwill .........................          54,641           55,335           60,747
     Dividend received deduction ......................          (5,205)          (4,522)         (14,257)
     Valuation allowance for capital loss carry forward         256,083          482,491               --
     Other, net .......................................         212,364          (34,732)          12,241
                                                            -----------      -----------      -----------
     Income tax expense (benefit), as reported ........     $ 3,302,849      $  (630,553)     $  (462,396)
                                                            ===========      ===========      ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                        DECEMBER 31,
                                                    2002            2001
                                                    ----            ----
Deferred tax assets:
   Unpaid losses and loss adjustment expenses    $   265,695    $   208,313
   Unearned premiums .........................     1,330,845        713,046
   Unrealized loss on investment securities ..        85,454             --
   Allowance for credit losses ...............       227,795        360,780
   Unearned Commissions ......................       333,941        789,782
   Goodwill ..................................       190,315        202,999
   Unearned adjusting income .................        40,640             --
   Capital loss carryforward - Impairment loss       752,600             --
   Capital loss carryforward .................       405,746        482,491
                                                 -----------    -----------
   Total gross deferred tax assets ...........     3,633,031      2,757,411
                                                 -----------    -----------
Deferred tax liabilities:
   Prepaid Florida Hurricane Catastrophe Fund       (169,335)            --
   Deferred acquisition costs, net ...........        (2,905)        (4,498)
   Depreciation ..............................       (30,908)       (18,246)
                                                 -----------    -----------
     Total gross deferred tax liabilities ....      (203,148)       (22,744)
                                                 -----------    -----------
     Valuation for deferred tax asset ........      (738,574)      (482,491)
                                                 -----------    -----------
     Net deferred tax asset ..................   $ 2,691,309    $ 2,252,176
                                                 ===========    ===========

         In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2002 and 2001, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of the capital loss carryforward, for which a reserve has been provided as of December 31, 2002.


(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

         To retain its certificate of authority, the Florida Insurance Code (the "Code") requires that Federated National and American Vehicle maintain capital and surplus equal to the greater of 10 percent of its liabilities or the statutory minimum capital and surplus requirement of $3.0 million as defined in the Code. In 2002, 2001 and 2000, Federated National and American Vehicle were required to have capital surplus of $3.25 million, $3.0 million and $2.75 million, each, respectively. At December 31, 2002, 2001 and 2000, Federated National's capital surplus was $9.2 million, $5.7 million and $6.2 million, respectively. At December 31, 2002 and 2001, American Vehicle had capital surplus of $4.0 million and $3.1 million, respectively. Further, the Companies were also required to adhere to a prescribed net premium-to-surplus ratio. For the year ended December 31, 2002, both Companies were in compliance with this requirement.

         As of December 31, 2002, to meet regulatory requirements, the Company had bonds with a carrying value of approximately $1,994,000 pledged to the Insurance Commissioner of the State of Florida.

         Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Financial Services if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains of (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Financial Services (i) if the dividend is equal to or less than the greater of
(a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution,
(iii) the insurer files a notice of the dividend or distribution with the Florida Department of Financial Services at least ten business days prior to the dividend

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Financial Services or (ii) 30 days after the Florida Department of Financial Services has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2002, 2001 or 2000.

         Under these laws, Federated National would be permitted to pay dividends of approximately $142,000 to the Company in 2003, and American Vehicle would be permitted to pay $9,000 in dividends in 2003. Dividends in excess of this amount require approval by the Florida Department of Financial Services. There can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of this amount to be paid by Federated National.

         The Company is required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2002, based on calculations using the appropriate NAIC formula, both Federated National's and American Vehicle's total adjusted capital are in excess of ratios, which would require any form of regulatory action.

         The NAIC has also developed IRIS ratios to assist state insurance Department of Financial Services in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2002, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on 7 out of 12 ratios. Federated National was not in the "usual ranges" primarily because of the loss stemming from its other than temporary write down of the WorldCom bonds and because of the short fall in Federated National's loss and LAE reserves in 2000 and 1999. IRIS ratios in excess of "usual ranges" relative to surplus growth stemmed from the Company's infusion of $2.1 million into Federated National. Federated National has carefully reviewed its loss and LAE reserves and management believes that such reserves at December 31, 2002 are adequate. American Vehicle was outside NAIC's usual ranges on six ratios primarily because American Vehicle was in operation for the entire year 2002 as compared to 2001 when it resumed business in November. Prior to 2001 American Vehicle had not written insurance policies since 1997 and was under capitalized. Management does not currently believe that the Florida Department of Financial Services will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

         Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's statutory capital and surplus was $9.2 million and $5.7 million as of December 31, 2002 and 2001, respectively. Federated National's statutory net loss was $2.1 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. Statutory non-admitted assets were approximately $45,000 and $395,000 as of December 31, 2002 and 2001, respectively. American Vehicle's statutory capital and surplus was $4.0 million and $3.1 million as of December 31, 2002 and 2001, respectively, and its statutory net income was $135,000 and $64,000 for the years ended December 31, 2002 and 2001, respectively. Statutory non-admitted assets were approximately $16,000 and $13,000 as of December 31, 2002 and 2001, respectively.


(11) COMMITMENTS AND CONTINGENCIES

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Company believes that the lawsuit is without merit and is vigorously defending such action. The Court recently denied the Company's Motion to Dismiss the plaintiff's First Amended Complaint and the Company filed an Answer and Affirmative Defenses.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million for fees American Vehicle's previous owners have agreed to indemnify the Company against any such fees and costs and, the $500,000 purchase price for American Vehicle is held in escrow pending settlement of the fees and costs issued. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the settlement of this case, consequently, no liability for fees and costs have been accrued.

         The Company is involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on the Company's written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. The Company was assessed $258,000 and $203,000, for the years ended December 31, 2002 and 2001, respectively. During 2002 the Company recovered $180,000 of the 2001 assessment and is entitled to recover all of these assessments as permitted by the state of Florida through policy surcharges in 2003. For the years ended December 31, 2000 and 1999, no amounts were assessed against the Company.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes 627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The "JUA Plan" shall provide for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the "JUA Plan" and the deficit is not recovered through the policyholders in the "JUA Plan", such deficit shall be recovered from the companies participating in the "Plan" in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the joint underwriting "JUA Plan".

         No assessments by have been incurred by either insurance company through the date of issuance of this report.

(12) LEASES

         The Company leases office space under various lease agreements with expiration dates through September 2016. Rental expense associated with operating leases is charged to expense in the period incurred. Rental expenses for 2002, 2001 and 2000 were approximately $756,000, $797,000 and $962,000, respectively, and are included in operating and underwriting expenses in the accompanying consolidated statements of operations.

         At December 31, 2002, the minimum aggregate rental commitments are as follows:

         FISCAL YEAR                LEASES
         -----------                ------
         2003                      $371,433
         2004                       250,693
         2005                       159,249
         2006                        67,885
         Thereafter                 236,547
                                 ----------

         Total                   $1,085,807
                                 ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(13) RELATED PARTY TRANSACTIONS

         One of the Company's directors is a partner at a law firm that handles the Company's claims litigation. Fees paid to this law firm amounted to approximately $266,000, $530,000 and $533,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         In September 2002, one of the Company's directors, who is also on the Investment Committee, began to oversee an investment account for the Company. Commission fees paid to this director in 2002 totaled $1,250.

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

         At December 31, 2002, 2001 and 2000, warrants issued to two employees to purchase 62,500 shares of common stock at $9 per share were outstanding. At December 31, 2002, 2001 and 2000, warrants sold as part of an underwriting agreement at a price of $0.0001 per warrant, entitling the holder to purchase 125,000 shares of common stock at $10.86 per share, were outstanding. All of these potential common shares were excluded from the computation of net income
(loss) per share for 2002, 2001 and 2000 because their inclusion would have an anti-dilutive effect.

         A summary of the numerator and denominator of the basic net income
(loss) per share is presented below:

                                         INCOME (LOSS)        SHARE        PER-SHARE
                                          (NUMERATOR)      (DENOMINATOR)    AMOUNT
                                          -----------      -------------    ------
For the year ended December 31, 2002:
   Basic net (loss) per share .......     $ 4,570,201        3,005,626     $   1.52
                                          ===========        =========     ========

For the year ended December 31, 2001:
   Basic net (loss) per share .......     $  (992,090)       3,153,640     $  (0.31)
                                          ===========        =========     ========

For the year ended December 31, 2000:
   Basic net (loss) per share .......     $  (522,874)       3,375,498     $  (0.15)
                                          ===========        =========     ========

(15) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group, franchised agencies and independent agents. The insurance segment sells primarily standard and nonstandard personal automobile insurance, as well as homeowners and mobile home property and casualty insurance, and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance. The financing segment provides premium financing to the Company's insureds, and is marketed through the Company's distribution network of Company-owned agencies and franchised agencies.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of the parent holding company.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Information regarding components of operations for the years ended December 31, 2002, 2001 and 2000 follows:

                                                       2002             2001              2000
                                                       ----             ----              ----
TOTAL REVENUES
   Insurance Segment
       Earned Premiums                             $ 29,393,004    $ 20,255,561    $ 20,321,339
       Investment Income (Loss)                       1,253,215      (1,368,347)        499,331
       Adjusting Income                               2,886,838       2,605,893       1,858,326
       MGA Fee Income                                 1,970,226       5,843,078       5,410,500
       Commission Income                              2,568,600       5,524,379       6,355,081
       Other Income                                     812,622         342,044         142,439
                                                   ------------    ------------    ------------
           Total Insurance Revenue                   38,884,505      33,202,608      34,587,016
                                                   ------------    ------------    ------------
   Financing Segment:
       Premium finance income                         3,657,942       4,503,994       4,575,674
       Consumer loan interest                                --          35,340         334,963
       Pay advance interest                              56,584         567,233         783,843
       Miscellaneous Income                                  --         (15,885)         15,368
                                                   ------------    ------------    ------------
           Total Financing Revenues                   3,714,526       5,090,682       5,709,848
   All Other                                          2,938,991       1,332,819       2,140,538
                                                   ------------    ------------    ------------
           Total Operating Segments                  45,538,022      39,626,109      42,437,402
   Intercompany Eliminations                         (4,958,477)     (4,149,543)     (4,883,795)
                                                   ------------    ------------    ------------
           Total Revenues                          $ 40,579,545    $ 35,476,566    $ 37,553,607
                                                   ============    ============    ============

EARNINGS (LOSS) BEFORE INCOME TAXES
   Insurance Segment                               $  6,104,883    $ (4,813,846)   $ (2,495,974)
   Financing Segment                                  1,421,302         723,505       1,165,769
   All Other                                            346,865       1,281,803         344,935
                                                   ------------    ------------    ------------
       Total Operating Segments                       7,873,050      (2,808,538)       (985,270)
   Intercompany Eliminations                                 --              --              --
                                                   ------------    ------------    ------------
       Total Earnings (Loss) before Income Taxes   $  7,873,050    $ (2,808,538)   $   (985,270)
                                                   ============    ============    ============

         Information regarding total assets as of December 31, 2002 and 2001 follows:

TOTAL ASSETS                                           2002            2001
                                                       ----            ----
   Insurance Segment                                $66,663,775     $42,016,846
   Finance Segment                                    7,548,841      10,556,012
   All Others                                         3,003,827       3,633,623
                                                    -----------     -----------
       Total Operating Segments                      77,216,443      56,206,481
   Intercompany Eliminations                         (1,898,432)         22,096
                                                    -----------     -----------
       Total Assets                                 $75,318,011     $56,228,577
                                                    ===========     ===========

         Supplemental segment information as of and for the year ended December 31, 2002, 2001 and 2000 follows:

                                                       2002             2001              2000
                                                       ----             ----              ----
Deferred Policy Acquisition Costs -
  Insurance Segment                                $      7,721    $     11,952    $  1,192,260
Reserves for Unpaid Claims and Claim Adjustment
   Expense - Insurance Segment                       16,983,756      11,005,337       9,765,848
Unearned Premiums- Insurance Segment                 28,934,486      14,951,228      13,038,417
Earned Premiums- Insurance Segment                   29,393,004      20,255,561      20,321,339
Net Investment Income (Loss)
   Insurance Segment                                   (116,196)     (1,368,347)        499,331
   Other                                                     --        (476,670)        616,826
                                                   ------------    ------------    ------------
       Total Net Investment Income (Loss)              (116,196)     (1,845,017)      1,116,157
Claims and Adjustment Expenses Incurred Related
   to Current Years- Insurance Segment               15,896,251      13,586,426      13,545,562
Claims and Adjustment Expenses Incurred Related
   to Prior Years- Insurance Segment                     90,874       2,568,476       1,444,556
Amortization of Deferred Acquisition Costs
   Insurance Segment                                  4,450,127       4,210,523       4,617,951
   Financing Segment                                    213,326         406,088         668,284
   Eliminations                                      (2,060,818)     (3,149,373)     (3,612,480)
                                                   ------------    ------------    ------------
       Total Amortization of
         Deferred Acquisition Costs                  (2,064,314)      1,467,238       1,673,754
Paid Claims and Claim Adjustment Expense -
  Insurance Segment                                  13,057,569      17,013,886      12,441,970
Net Premiums Written- Insurance Segment              37,749,640      21,481,934      24,448,673

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(16) STOCK COMPENSATION PLANS

         On December 1998, the Company issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9 per share. The warrants vested immediately and are exercisable between December 1999 and December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. As of December 31, 2002, no warrants have been exercised.

         The Company implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 600,000 common shares, and, as of December 31, 2002, the Company had granted options to purchase 534,338 shares.

         In 2001, the Company implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 689,000 common shares, and, as of December 31, 2002, the Company had granted options to purchase 78,155 shares.

         In 2002, the Company implemented its 2002 Option Plan. The purpose of this Plan is to advance the interests of the Company, by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment the success of the Company and its Subsidiaries is largely dependent, by authorizing the grant of options to purchase Common Stock of the Company to persons who are eligible to participate hereunder, thereby encouraging stock ownership in the Company by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,200,000 common shares, and, as of December 31, 2002, the Company had granted options to purchase 727,000 shares.

         Activity in the Company's stock option plans for the period from January 1, 2000 to December 31, 2002 is summarized below:

                                           1998 PLAN            2001 FRANCHISE PLAN            2002 PLAN
                                           ---------            -------------------            ---------
                                                 Weighted                  Weighted                    Weighted
                                    Number     Avg. Option     Number     Avg. Option     Number       Avg. Option
                                   of Shares  Exercise Price  of Shares  Exercise Price  of Shares    Exercise Price
Outstanding at December 31, 1999     472,510       $10
Granted                              136,500       $10
Exercised                                 --
Canceled                            (121,039)      $10
                                    --------
Outstanding at December 31, 2000     487,971       $10               --
Granted                               20,000       $10           83,830       $10
Exercised                                 --                         --
Canceled                             (95,399)      $10               --
                                    --------                         --
Outstanding at December 31, 2001     412,572       $10           83,830       $10
Granted                              228,265       $10               --                   783,000         $13.35
Exercised                             (1,000)      $10               --                        --
Canceled                            (105,499)      $10           (5,675)      $10         (56,000)        $13.35
                                    --------                     ------                   -------
Outstanding at December 31, 2002     534,338       $10           78,155       $10         727,000         $13.35
                                    ========                     ======                   =======

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


         Options outstanding as of December 31, 2002 are exercisable as follows:

                                           1998 PLAN            2001 FRANCHISE PLAN            2002 PLAN
                                           ---------            -------------------            ---------
                                                 Weighted                  Weighted                    Weighted
                                     Number     Avg. Option     Number     Avg. Option     Number      Avg. Option
     Options Exercisable at:       of Shares  Exercise Price  of Shares  Exercise Price  of Shares    Exercise Price
              2002                   291,509       $10            7,815                        --
              2003                    84,991       $10            6,016       $10         143,000     $13.35
              2004                    64,705       $10            6,915       $10         143,000     $13.35
              2005                    48,316       $10            6,916       $10         143,000     $13.35
              2006                    44,817       $10            6,915       $10         143,000     $13.35
           Thereafter                     --        --           43,578       $10         155,000     $13.35
                                     -------                     ------                   -------
                                     534,338       $10           78,155       $10         727,000     $13.35
                                     =======                     ======                   =======

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

Net income (loss)                2002             2001              2000
                                 ----             ----              ----
  As reported                 $4,570,201        $(992,090)       $(522,874)
  Pro forma                   $2,819,673      $(1,181,855)       $(741,191)
Net income (loss) per share
  As reported                      $1.52           $(0.31)          $(0.15)
Pro forma                          $0.94           $(0.37)          $(0.22)

         The weighted average fair value of options granted during 2002, 2001 and 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $2.17 to $8.06 in 2002; $2.38 to $2.92 in 2001; and $2.79 to $6.23 in
2000. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                   2002                2001              2000
                                   ----                ----              ----
Dividend yield                .073%-3.50%         2.68%-3.20%            0.00%
Expected volatility               120.22%           136%-152%          73%-93%
Risk-free interest rate       4.49%-5.82%         4.89%-5.29%            5.75%
Expected life (in years)       4.83-7.02                  10               10

         Summary information about the Company's stock options outstanding at December 31, 2002:

                                                                      Weighted Average       Weighted
                                      Range of       Outstanding         Contractual          Average      Exercisable
                                    Exercise Price    at 12/31/02      Periods in Years   Exercise Price   at 12/31/02
                                    --------------    -----------      ----------------   --------------   -----------
1998 Plan                                $10.00         534,338              7.2               $10.00        291,509
2001 Franchise Plan                      $10.00          78,155              7.5               $10.00          7,815
2002 Plan                            $12.50-$13.75      727,000              5.4               $13.35             --

(17) EMPLOYEE BENEFIT PLAN

         The Company has established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2002 and 2001, the Company did not contribute to the plan. For the year ended December 31, 2000, the Company declared a discretionary match of 50 percent of the first 6 percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. The charge to operations for the Company's matching contribution was approximately $143,000 in 2000.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

         American Vehicle was organized and incorporated as a multi-line property and casualty insurance company and primarily wrote nonstandard private passenger automobile liability and physical damage coverage. Pursuant to a January 8, 1998, consent order entered into with the Florida Department of Financial Services, American Vehicle ceased writing new or renewal business and pursuant to an additional consent order, the Company had been placed in Administrative Supervision effective March 2, 2001. Pursuant to a third consent order as of August 30, 2001, the two previous consent orders were vacated and the Florida Department of Financial Services approved this acquisition. Also, pursuant to the third consent order, American Vehicle is not allowed to pay dividends for three years without the Florida Department of Financial Services approval and all contracts with affiliates must also be approved by the Florida Department of Financial Services.

         The Consolidated Balance Sheet at December 31, 2001 includes the balance sheet of American Vehicle. The Consolidated Statements of Operations for the year ended December 31, 2001 and the Consolidated Statement of Cash Flow for the year ended December 31, 2001 include American Vehicle from the acquisition date (August 30, 2001) through December 31, 2001.

         Unaudited pro forma results of operations giving effect to the acquisition as of the beginning of each year presented are as follows:

                                                       2001           2000
                                                       ----           ----

         Revenue                                 $35,545,435      $37,813,233
         Income before extraordinary gain         (2,270,396)        (637,823)
         Extraordinary gain                        1,185,895        1,185,895
         Net income                               (1,084,501)         548,072

         Earnings (loss) per share and earnings
            (loss) per share assuming dilution
                  Net income (loss) before
                    extraordinary gain                $(0.72)          $(0.19)
                  Extraordinary gain                    0.38             0.35
                  Net income (loss)                    (0.34)            0.16

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of the beginning of each period reported, or of results, which may occur in the future.

(19) COMPREHENSIVE INCOME (LOSS)

         Reclassification adjustments related to the investment securities included in comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                       2002             2001              2000
                                                       ----             ----              ----
     Unrealized holdings net gains (losses) arising
         during the year                             $(103,764)       $  143,925        $(665,931)
     Reclassification adjustment for (gains) losses
             included in net income                     90,197         1,722,421          576,827
                                                     ---------        ----------        - -------
                                                       (13,567)        1,866,346          (89,104)
     Tax effect                                          4,613           784,079           33,530
                                                     ---------        ----------        ---------
         Net depreciation on investment securities   $  (8,954)       $1,082,267        $ (55,574)
                                                     =========        ==========        =========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(20) AUTHORIZATION OF PREFERRED STOCK

         The Company's Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. The Company has not issued preferred shares as of December 31, 2002.

(21) 21ST CENTURY HOLDING COMPANY

         The following summarizes the major categories of 21st Century Holding Company's (parent company only) financial statements:

Condensed Balance Sheets

                                   ASSETS                                      2002            2001
                                                                               ----            ----
         Cash and cash equivalents .....................................   $     22,349    $      3,853
         Investments and advances to subsidiaries ......................     16,198,995      11,664,309
         Deferred income taxes .........................................        800,077       1,414,829
         Property, plant and equipment, net ............................        820,466         939,213
         Other assets ..................................................        843,095         909,315
                                                                           ------------    ------------
              Total assets .............................................   $ 18,684,982    $ 14,931,519
                                                                           ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

         Bank overdraft ................................................   $     11,372    $     83,583
         Other liabilities .............................................        580,549         638,805
                                                                           ------------    ------------
              Total liabilities ........................................        591,921         722,388
                                                                           ------------    ------------

         Shareholders' equity:
           Common stock ................................................         34,117          34,107
           Additional paid-in capital ..................................     12,855,553      12,833,146
           Accumulated other comprehensive deficit .....................       (231,704)       (218,137)
           Retained earnings ...........................................      6,521,027       2,400,301
           Treasury stock ..............................................     (1,085,932)       (840,286)
                                                                           ------------    ------------
              Total shareholders' equity ...............................     18,093,061      14,209,131
                                                                           ------------    ------------
              Total liabilities and shareholders' equity ...............   $ 18,684,982    $ 14,931,519
                                                                           ============    ============

Condensed Statements of Operations

                                                                     2002           2001           2000
                                                                     ----           ----           ----
         Revenue:
           Management fees from subsidiaries .................   $ 1,885,000    $ 2,939,000    $ 3,452,500
           Equity in income (loss) of subsidiaries ...........     5,605,148     (2,933,999)    (1,497,354)
           Net investment income (loss) ......................            --       (477,445)       688,547
           Other income ......................................        95,283        155,149        101,280
                                                                 -----------    -----------    -----------
              Total revenue ..................................     7,585,431       (317,295)     2,744,973
                                                                 -----------    -----------    -----------

         Expenses:
           Advertising .......................................       140,287        958,082      1,477,055
           Salaries and wages ................................       457,856        173,777        938,906
           Other expenses ....................................       733,811        886,536      1,568,118
                                                                 -----------    -----------    -----------
              Total expenses .................................     1,331,954      2,018,395      3,984,079
                                                                 -----------    -----------    -----------
         Income (loss) before provision for income tax expense
           and extraordinary gain ............................     6,253,477     (2,335,690)    (1,239,106)
         Benefit (expense) for income tax ....................    (1,683,276)       157,705        716,232
                                                                 -----------    -----------    -----------
              Net income (loss) before extraordinary gain ....     4,570,201     (2,177,985)      (522,874)
         Extraordinary gain ..................................            --      1,185,895             --
                                                                 -----------    -----------    -----------
              Net income (loss) ..............................   $ 4,570,201    $  (992,090)   $  (522,874)
                                                                 ===========    ===========    ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Condensed Statements of Cash Flow

                                                                                    2002             2001            2000
                                                                                    ----             ----            ----
         Cash flow from operating activities:
             Net income (loss) ..............................................   $  4,570,201    $   (992,090)   $   (522,874)
             Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                Equity in income (loss) of subsidiaries .....................     (2,505,148)      2,933,999       1,497,354
                Depreciation and amortization of property plant and equipment        126,295         174,646         209,917
                Deferred income tax expense .................................       (497,655)       (132,284)     (1,096,850)
                Net realized investment (gains) losses ......................             --         477,445        (687,397)
                Extraordinary Gain ..........................................             --      (1,185,895)             --
                Changes in operating assets and liabilities:
                    Other assets ............................................         66,220         (37,347)         92,573
                    Other Liabilities .......................................        (58,256)        231,246         488,511
                                                                                ------------    ------------    ------------
         Net cash provided by (used in) operating activities ................      1,701,657       1,469,720         (18,766)
                                                                                ------------    ------------    ------------

         Cash flow from investing activities:
             Proceeds from sale of investment securities available for sale .             --      31,944,339      18,526,882
             Purchases of investment securities available for sale ..........             --     (31,382,730)    (18,878,539)
             Purchases of property and equipment ............................        (13,322)             --        (254,629)
             Increased capital of subsidiaries ..............................     (3,100,000)             --              --
             Cash dividends received from subsidiaries ......................             --       2,300,000              --
             Net cash used in acquisitions ..................................             --        (900,000)             --
                                                                                ------------    ------------    ------------
         Net cash provided by (used in) investing activities ................     (3,113,322)      1,961,609        (606,286)
                                                                                ------------    ------------    ------------

         Cash flow from financing activities:
             Bank overdraft .................................................        (72,211)         83,583         (35,969)
             Dividends paid .................................................       (449,475)       (249,675)        (67,260)
             Purchases of treasury stock ....................................       (245,646)       (784,798)       (291,339)
             Advances from (to) subsidiaries ................................      2,197,493      (2,812,133)      1,667,990
             Repayment of indebtedness ......................................             --              --        (312,823)
                                                                                ------------    ------------    ------------
         Net cash provided by (used in) financing activities ................      1,430,161      (3,763,023)        960,599
                                                                                ------------    ------------    ------------

         Net (decrease) increase in cash and cash equivalents ...............         18,496        (331,694)        335,547
         Cash and cash equivalents at beginning of year .....................          3,853         335,547              --
                                                                                ------------    ------------    ------------
         Cash and cash equivalents at end of year ...........................   $     22,349    $      3,853    $    335,547
                                                                                ============    ============    ============

(22) SUBSEQUENT EVENTS

         Subsequent to December 31, 2002 and the date of presentation 26, 600 options were exercised for $266,000 and two FedUSA franchise agreements were terminated.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         Previously reported on Form 8-K as amended.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------- ----------------------------------------------------
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ----------------------------------------------------------

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

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The information contained under the caption "Beneficial Security Ownership" to appear in the Annual Meeting Proxy Statement is incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The information contained under the caption "Certain Transactions" to appear in the Annual Meeting Proxy Statement is incorporated by reference.


ITEM 14. INTERNAL CONTROLS
-------- -----------------

   (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

   (b)   CHANGES IN INTERNAL CONTROLS

         Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K
-------- ---------------------------------------------------------------

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1)      Financial Statements

                  The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

                  Independent Auditors' Report (De Meo, Young, McGrath).

                  Independent Auditors' Report (McKean, Paul, Chrycy, Fletcher & Co.).

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

         (2)      Financial Statement Schedules.

                  Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

         (3)      Exhibits

         EXHIBIT  DESCRIPTION
         -------  -----------
         3.1      Amended and Restated Articles of Incorporation (1)
         3.2      Form of Registrant's Amended and Restated Bylaws (1)
         4.1      Specimen of Common Stock Certificate (1)
         4.2 Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
         10.1     Stock Option Plan, as amended (3)*
         10.2 Employment Agreement between the Registrant and Edward J. Lawson (1)*
         10.3 Employment Agreement between the Registrant and Michele V. Lawson (1)*
         10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*
         10.5 Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., as amended (1)
         10.9 Employment Agreement between Registrant and Richard A. Widdicombe (4)*
         10.12 Third Modification Agreement to Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., and Sale and Assignment Agreement between Federated Premium and FPF, Inc. (5)
         10.13 Fourth Modification Agreement to Revolving Credit and Term Loan Agreement between Federated Premium Finance, Inc., FlatIron Funding Company, LLC, FlatIron Funding Company and FlatIron Credit Company, Inc. (6)
         10.14 Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF, Inc. (6)
         10.15 Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF, Inc. (6)
         10.21 First Modification Agreement between Federated Premium Finance, Inc. and FPF, Inc. (7)
         16.1     Letter from McKean, Paul, Chrycy, Fletcher & Co. (8)
         21.1     Subsidiaries of the Registrant (6)
         23.1 Consent of McKean, Paul, Chrycy, Fletcher & Co., Independent Certified Public Accountants (9)
         23.2     Consent of KPMG LLP, Independent Certified Public Accountants
                  (9)
         99.1 Statements Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
         99.2 Form S-8 filed January 14, 2003 to register 1998 Stock Option Plan as amended, 2001 Franchise Program Stock Option Plan, 2002 Stock Option Plan, Warrant to Purchase 12,500 Shares of Common Stock, and Warrant to Purchase 50,000 Shares of Common Stock and incorporated herein by reference.

------------------
*        Management Compensation Plan or Arrangement
(1) Previously filed exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.
(2) Previously filed exhibit of the same number of the 1998 Annual Report on Form 10-KSB.
(3)      Previously as an exhibit on the Company's 2000 Annual Meeting Proxy
         Statement.
(4) Previously filed exhibit of the same number of the 1999 Annual Report on Form 10-KSB.
(5) Previously filed exhibit of the same number of the 2000 Annual Report on Form 10-KSB.
(6) Previously filed exhibit of the same number of the 2001 Annual Report on Form 10-K.
(7)      Filed herewith.
(8)      Previously filed exhibit of the same number of Form 8-K
         (File No. 000-25001).
(9) Previously filed exhibit of the same number of Form S-8, filed on January 16, 2003.

     (b) REPORTS ON FORM 8-K

                  On December 3, 2002, the Board of Directors of 21st Century Holding Company (the "Company") recommended and approved the replacement of its principal accountants, McKean, Paul, Chrycy, Fletcher and Co. ("McKean"). Also, on December 3, 2002 the Board of Directors recommended and approved the replacement firm of De Meo, Young, McGrath as its independent auditors, effective December 5, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          21ST CENTURY HOLDING COMPANY

                          By: /s/ Edward J. Lawson
                              --------------------------------------------------
                              Edward J. Lawson, Chairman of the Board,
                              President and Chief Executive Officer

                              /s/ James G. Jennings III
                              --------------------------------------------------
                              James G. Jennings III, Chief Financial Officer

Dated: April 10, 2003

         Pursuant to the requirements of the Exchange Act of 1934, this Report has been signed by the following persons on behalf of he registrant and in the capacities and on the date indicated.

         SIGNATURE                          TITLE                               DATE
         ---------                          -----                               ----
/s/   Edward J. Lawson              Chairman of the Board,                      April 10, 2003
---------------------------         President and Chief Executive
Edward J. Lawson                    Officer (Principal Executive Officer)

/s/ James G. Jennings III           Chief Financial Officer (Principal          April 10, 2003
---------------------------         Financial and Accounting Officer)
James G. Jennings III

/s/  Michele V. Lawson              Treasurer and Director                      April 10, 2003
---------------------------
Michele V. Lawson

/s/  Richard A. Widdicombe          President, Federated National, American     April 10, 2003
---------------------------         Vehicle, Assurance MGA and Director
Richard A. Widdicombe

/s/ Carl Dorf                       Director                                    April 11, 2003
---------------------------
Carl Dorf

/s/  Bruce Simberg                  Director                                    April 11, 2003
---------------------------
Bruce Simberg

/s/  Charles B. Hart, Jr.           Director                                    April 11, 2003
---------------------------
Charles B. Hart, Jr.

/s/  Richard W. Wilcox, Jr.         Director                                    April 11, 2003
---------------------------
Richard W. Wilcox, Jr.

/s/  James DePelisi                 Director                                    April 11, 2003
---------------------------
James DePelisi

CERTIFICATIONS

I, Edward J. Lawson, certify that:
----------------------------------

1. I have reviewed this annual report on Form 10-K of 21st Century Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003.


/s/ Edward J. Lawson
-----------------------
Chief Executive Officer

I, James G. Jennings III, certify that:

1. I have reviewed this annual report on Form 10-K of 21st Century Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 10, 2003.

/s/ J. G. Jennings, III
-----------------------
Chief Financial Officer