Form 10-Q
period 2003-03-31
21ST CENTURY HOLDING CO
filed 2003-05-15
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

      [X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

 Common Stock, $.01 par value - 3,043,828 shares outstanding as of May 13, 2003.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                            PAGE
                                                                         -----
ITEM 1:

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
     as of  March 31, 2003
     and December 31, 2002................................................  3

Consolidated Statements of Operations
     for the three months ended March 31, 2003
     and 2002.............................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2003
     and 2002.............................................................  5

Notes to Consolidated Financial Statements................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.....................  9

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk................ 14

ITEM 4

Controls and Procedures................................................... 14

PART II: OTHER INFORMATION

Other Information......................................................... 14
Signatures................................................................ 16
Certifications ........................................................... 17

PART I
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31, 2003   DECEMBER 31, 2002
                                                                                              --------------   -----------------
                                                                                                                  (See Note 1)
                                            ASSETS
Investments
  Fixed maturities, available for sale, at fair value                                            $ 26,687,897    $ 24,693,047
  Equity securities                                                                                        --         539,706
  Mortgage loans                                                                                      143,873         145,043
                                                                                                 ------------    ------------
     Total investments                                                                             26,831,770      25,377,796
                                                                                                 ------------    ------------

Cash and cash equivalents                                                                           7,565,988       4,478,383
Finance contracts, net of allowance for credit
  losses of $369,546 in 2003 and $404,356 in 2002                                                   6,712,498       7,217,873
Prepaid reinsurance premiums                                                                        9,872,901      11,251,193
Premiums receivable, net of allowance for credit losses of $283,000 and $210,000, respectively      8,038,953       8,373,104
Reinsurance recoverable, net                                                                       11,110,986       7,856,972
Deferred acquisition costs, net                                                                       433,487           7,721
Income taxes recoverable                                                                                   --              --
Deferred income taxes                                                                               2,410,239       2,691,309
Property, plant and equipment, net                                                                  4,947,256       4,819,617
Goodwill, net                                                                                       1,699,069       1,789,353
Other assets                                                                                        1,689,079       1,454,690
                                                                                                 ------------    ------------
     Total assets                                                                                $ 81,312,226    $ 75,318,011
                                                                                                 ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                       $ 21,545,684    $ 16,983,756
Unearned premiums                                                                                  29,312,355      28,934,486
Premiums deposits                                                                                   1,127,018         655,713
Revolving credit outstanding                                                                        4,122,645       4,312,420
Bank overdraft                                                                                        827,511         844,947
Unearned commissions                                                                                   18,721          18,721
Income taxes payable                                                                                  243,513       1,676,020
Accounts payable and accrued expenses                                                               3,102,300       3,746,030
Drafts payable to insurance companies                                                                  48,805          48,254
                                                                                                 ------------    ------------
     Total liabilities                                                                             60,348,552      57,220,347
                                                                                                 ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares; issued 3,435,667 and
   3,411,667 shares, respectively;
   Outstanding 3,012,201 and 2,990,201 shares, respectively                                            34,357          34,117
  Additional paid-in capital                                                                       13,110,355      12,855,543
  Accumulated other comprehensive income (deficit)                                                    306,076        (227,091)
  Retained earnings                                                                                 8,618,574       6,521,027
  Treasury stock, 423,466 and 421,466 shares, respectively, at cost                                (1,105,688)     (1,085,932)
                                                                                                 ------------    ------------
     Total shareholders' equity                                                                    20,963,674      18,097,664
                                                                                                 ------------    ------------
     Total liabilities and shareholder's equity                                                  $ 81,312,226    $ 75,318,011
                                                                                                 ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                2003           2002
                                                                           ------------    ------------
Revenue:
        Gross premium written                                              $ 16,611,980    $ 13,074,985
        Gross premium ceded                                                  (4,398,875)    (5,893,430)
                                                                           ------------    ------------

                Net premiums written                                         12,213,105       7,181,555
        Decrease in unearned premiums, net
          of prepaid reinsurance premiums                                    (1,756,161)     (1,747,061)
                                                                           ------------    ------------

                Net premiums earned                                          10,456,944       5,434,494
        Commission income                                                       433,039         428,346
        Finance revenue                                                       1,127,826       1,061,431
        Managing general agent fees                                             632,547         959,000
        Net investment income                                                   365,205         334,622
        Net realized investments gains                                          350,882          53,781
        Other income                                                          1,495,567       1,235,326
                                                                           ------------    ------------

                Total revenue                                                14,862,010       9,507,000

Expenses:
        Loss and loss adjustment expenses                                     6,787,709       3,184,631
        Operating and underwriting expenses                                   2,681,278       2,845,525
        Salaries and wages                                                    2,146,335       2,002,890
        Amortization of deferred acquisition costs, net                        (360,181)        (70,282)
                                                                           ------------    ------------

                Total expenses                                               11,255,141       7,962,764

Income before provision for income tax expense                                3,606,869       1,544,236
Provision for income tax expense                                              1,298,468         552,866
                                                                           ------------    ------------
                Net income                                                 $  2,308,401    $    991,370
                                                                           ============    ============

Basic net income per share                                                 $       0.77    $       0.33
                                                                           ============    ============

Weighted average number of common shares outstanding and
Weighted average number of common shares outstanding (assuming dilution)      3,004,620       3,028,926
                                                                           ============    ============

Dividends paid per common share                                            $       0.06    $       0.02
                                                                           ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                     2003            2002
                                                                                                 ------------    ------------
Cash flow from operating activities:
   Net income (loss)                                                                             $  2,308,401    $    991,370
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Amortization (accretion) of investment premium (discount), net                                   39,947         (15,029)
      Depreciation and amortization of property plant and equiqment                                   101,639          95,895
      Deferred income tax expense                                                                     281,070        (149,700)
      Net realized investment (gains) losses                                                         (350,882)        (53,781)
      Amortization of deferred acquisition costs, net                                                (360,181)        (70,282)
      Provision for credit losses, net                                                                194,708         474,361
      Provision for uncollectible premiums receivable                                                  10,627          96,679
      Other                                                                                           254,312           5,052
      Changes in operating assets and liabilities:
          Premiums receivable                                                                         323,524      (2,011,600)
          Prepaid reinsurance premiums                                                              1,378,292      (2,395,023)
          Reinsurance recoverable, net                                                             (3,254,014)      1,322,946
          Deferred acquisition costs, net                                                             (65,585)        780,152
          Goodwill                                                                                   (179,716)             --
          Other assets                                                                               (234,389)      1,139,065
          Unpaid losses and loss adjusting expenses                                                 4,561,928         921,472
          Unearned premiums                                                                           377,869       4,142,084
          Premium deposits                                                                            471,305         334,052
          Unearned commissions                                                                             --        (435,332)
          Income taxes payable                                                                     (1,432,507)             --
          Accounts payable and accrued expenses                                                      (642,990)        277,319
          Drafts payable to insurance companies                                                           551         636,803
                                                                                                 ------------    ------------

Net cash provided by operating activities                                                           3,783,909       6,086,503
                                                                                                 ------------    ------------
Cash flow from investing activities:
   Proceeds from sale of investment securities available for sale                                  40,687,613       1,767,061
   Purchases of investment securities available for sale                                          (41,298,655)     (4,920,801)
   Finance contracts receivable, consumer loans and pay advances receivable                           310,667      (1,800,801)
   Sale of and collection of mortgage loans                                                             1,170         451,590
   Purchases of property and equipment                                                               (229,278)        (91,748)
   Net cash used in acqusitions                                                                            --         199,687
   Proceeds from sale of assets                                                                       270,000              --
                                                                                                 ------------    ------------
Net cash used in investing activities                                                                (258,483)     (4,395,012)
                                                                                                 ------------    ------------
Cash flow from financing activities:
   Bank overdraft                                                                                     (17,436)     (1,337,377)
   Dividends paid                                                                                    (210,854)        (60,868)
   Purchases of treasury stock                                                                        (19,756)          (,744)
   Revolving credit outstanding                                                                      (189,775)       (511,145)
                                                                                                 ------------    ------------
Net cash used in financing activities                                                                (437,821)     (1,918,134)
                                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents                                                3,087,605        (226,643)
Cash and cash equivalents at beginning of period                                                    4,478,383         775,699
                                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                                       $  7,565,988    $    549,056
                                                                                                 ============    ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                                                 $     55,412    $    101,172
                                                                                                 ============    ============
        Income taxes                                                                             $  2,450,000    $        258
                                                                                                 ============    ============
   Non-cash investing and financing activities:
        Accrued dividends payable                                                                $    210,807    $     60,268
                                                                                                 ============    ============
        Notes receivable, net of deferred gains, received for sale of agencies                   $     13,712              --
                                                                                                 ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 24 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 34 operating franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of March 31, 2003, franchises were granted for 40 FedUSA agencies, of which 34 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation software and service through its 80%-owned subsidiary, Express Tax Service Company ("Express Tax").

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

         The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense and the recoverability of goodwill. In addition, significant estimates form the bases for the Company's reserves with respect to finance contracts, premiums receivable, deferred income taxes and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. Management constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

         (B) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement of Financial Accounting Standard No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement of Financial Accounting Standard No. 146 requires that, in certain instances, costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standard No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of Statement of Financial Accounting Standard No. 146 has no effect on the Company's financial statements.

         In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions," which clarifies the accounting treatment for acquisitions of financial institutions. In addition, this Statement amends Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Statement of Financial Accounting Standard No. 147 is effective on October 1, 2002. The adoption of Statement of Financial Accounting Standard No. 147 has no effect on the Company's financial statements.

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

         Additionally, the statement amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement of Financial Accounting Standard No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for the Company's stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         (C) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for the year ended December 31, 2002 excluded the impact of warrants and stock options as their effect would have been anti-dilutive. For the period ended March 31, 2003 the dilutive effect of the outstanding warrants and vested stock options would have decreased Basic EPS by $0.01 per share, as such the dilutive effect is deemed to be immaterial and not separately disclosed.

(3) REVOLVING CREDIT OUTSTANDING

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) REVOLVING CREDIT OUTSTANDING - (CONTINUED)

the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of March 31, 2003 and December 31, 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $122,645 and $312,420 for March 31, 2003 and December 31, 2002, respectively and are permissible by reason of a compensating cash balance held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the first quarter of 2003 and the year ended December 31, 2002 totaled approximately $55,000 and $342,000, respectively.

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

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million for fees, American Vehicle's previous owners have agreed to indemnify the Company against any such fees and costs and, the $500,000 purchase price for American Vehicle is held in escrow pending settlement of the fees and costs issued. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no material effect associated with the settlement of this case, consequently, no liability for fees and costs have been accrued.

(5) COMPREHENSIVE INCOME

         For the three months ended March 31, 2003 and 2002, comprehensive income consisted of the following:

                                                           2003           2002
                                                        ----------   ----------
Net income                                              $2,308,401   $  991,370
Change in net unrealized gain (losses) on investments
     held for sale, net of income taxes                    376,150     (543,926)
                                                        ----------   ----------
Comprehensive income                                    $2,684,551   $  447,444
                                                        ==========   ==========

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile and homeowner insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to both Federated National's, American Vehicle's insureds and to a lesser extent third-party insureds. The insurance segment marketed through the Company's distribution network of Company-owned agencies and franchised agents.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION - (CONTINUED)

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

         Information regarding components of operations for the three-month period ending March 31, 2003 and 2002 follows:

                                                                       2003           2002
                                                                  ------------    ------------
TOTAL REVENUE
         Insurance segment                                        $ 15,449,365    $  8,187,365
         Financing segment                                             679,814       1,000,764
         All other                                                   1,184,760       1,213,452
                                                                  ------------    ------------

                  Total operating segments                          17,313,939      10,401,581
         Intercompany eliminations                                  (2,451,929)       (894,581)
                                                                  ------------    ------------
                  Total revenues                                  $ 14,862,010    $  9,507,000
                                                                  ============    ============


EARNINGS BEFORE INCOME TAXES
         Insurance segment                                        $  3,121,270    $    401,414
         Financing segment                                             198,673         159,234
         All other                                                     286,926         983,588
                                                                  ------------    ------------
                  Total Earnings before Income Taxes              $  3,606,869    $  1,544,236
                                                                  ============    ============

         Information regarding total assets as of March 31, 2003 and December 31, 2002 follows:

                                                                      2003            2002
                                                                  ------------    ------------
TOTAL ASSETS
         Insurance segment                                        $ 73,491,480    $ 66,663,775
         Finance segment                                             6,955,089       7,548,841
         All other                                                   2,816,451       3,003,827
                                                                  ------------    ------------

                  Total Operating Segments                          83,263,020      77,216,443
         Intercompany eliminations                                  (1,950,794)     (1,898,432)
                                                                  ------------    ------------

                  Total Assets                                    $ 81,312,226    $ 75,318,011
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

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in Central and South Florida, through a network of 24 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 40 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of March 31, 2003, franchises were granted for 40 FedUSA agencies, of which 34 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation software and service through Express Tax Service, Inc. ("Express Tax"), an 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of March 31, 2003 there were 138 EXPRESSTAX franchises granted.

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

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2003 AS COMPARED TO DECEMBER 31, 2002

         INVESTMENTS. Investments increased $1.5 million, or 5.7%, to $26.8 million as of March 31, 2003 as compared to $25.4 million as of December 31, 2002. This increase in investments is the result of an increase in premiums written discussed below.

         FINANCE CONTRACTS. Finance contracts decreased $505,000, or 0.07%, to $6.7 million as of March 31, 2003 from $7.2 million as of December 31, 2002. The decline in contracts receivable is due to the direct-bill feature offered by the insurance companies wherein the policyholder can renew and pay premiums directly to the Federated National and American Vehicle.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums decreased $1.4 million, or 12.2%, to $9.9 million as of March 31, 2003 from $11.3 million as of December 31, 2002 The decrease is the result a decrease in Federated National's ceded quota-share reinsurance on automobile insurance from 40% of premiums written in 2002 to 30% for premiums written in 2003. American Vehicle also reduced its ceded quota-share reinsurance from 70% of its premiums written to 40% effective November 1, 2002.

         REINSURANCE RECOVERABLE. Reinsurance recoverable increased $3.3 million to $11.1 million as of March 31, 2003 from $7.9 million as of December 31, 2002. This increase is the result of the timing of settlements between the Company and its reinsurer. All amounts are considered current.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs increased from $7,721 as of December 31, 2002 to $433,487 as of March 31, 2003. Included in the December 31, 2002 balance were deferred commissions of $3.0 million offset by unearned ceded commissions of $3.0 million. As of March 31, 2003, deferred commissions were $74,000 offset by unearned ceded commissions of $500,000. Deferred commissions increased due to the increase in premiums. The increase in unearned ceded commissions is related to the decline of Federated National's and American Vehicle's 2003 reinsurance cession treaties.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid loss and loss adjustment expenses increased $4.6 million from $17.0 million as of December 31, 2002 to $21.6 as of March 31, 2003. The increase is due to first quarter loss reserve strengthening and to the timing of claim payments issued.

         PREMIUM DEPOSITS. Premium deposits represent premiums collected in advance of the policy's effective date of coverage and are generally associated with the Home and Mobile Home insurance policies. Premium deposits increased from $656,000 as of December 31, 2002 to $1.1 million as of March 31, 2003.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $3.5 million, or 27%, to $16.6 million for the three months ended March 31, 2003 as compared to $13.1 million for the comparable period in 2002. $1.4 million of this increase is attributable to American Vehicle which was acquired in August 2001. Federated National's automobile premiums written also increased by $1.4 million and its homeowner premiums written increased by $681,000 as compared to March 31, 2002.

         GROSS PREMIUMS CEDED. Gross premiums ceded decreased $1.5 million to $4.4 million for the three months ended March 31, 2003, from $5.9 million for the three months ended March 31, 2002. The decrease is primarily due to the decline in the Company's ceded quota-share reinsurance on automobile insurance.

         DECREASED UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The decrease in unearned premiums, net of prepaid reinsurance premiums was $1.7 million for the three months ended March 31, 2002 as compared to a decrease of $1.7 million for the three months ended March 31, 2003 as well. The decline is a function of the increase in written premiums and declining ceded reinsurance quota-share percentages.

         MGA FEES. MGA fees decreased $326,000 to $633,000 for the three-month period ended March 31, 2003 from $959,000 for the same period in 2002. The decrease is due to commissions earned from a nonaffiliated insurance company during the first quarter of 2002.

         NET REALIZED INVESTMENT GAINS. The Company experienced net realized gains of $351,000 for the three-month period ended March 31, 2003 compared to realized gains of $54,000 for the same period in 2002. Realized gains or losses are primarily a function of the bond and equity markets. There can be no assurance that the Company will record gains in the future.

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2003 was 64.9% compared with 58.6% for the same period in 2002. Losses and LAE incurred increased $3.6 million to

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 - (CONTINUED)

$6.8 million for the three-month period ended March 31, 2003 from $3.2 million for the same period in 2002. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the 113% increase to reserve strengthening. Loss ratios by company by major line are as follows:

                                                                  March 31, 2003      March 31, 2002
                                                                  --------------      --------------
         Federated National Automobile                                 83.5%              79.2%
         Federated National Home and Mobile home Owners                16.8%              25.1%
         American Vehicle Automobile                                   76.8%              77.9%

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs increased from a credit of $70,000 for the three-month period ended March 31, 2002 to a credit of $360,000 for the same period in 2003. Amortization of deferred policy acquisition costs consists primarily of net commissions. The increase is due to an increase in commissions earned on reinsurance ceded.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement, described below. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of March 31, 2003 and December 31, 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $122,645 and $312,420 for March 31, 2003 and December 31, 2002,
respectively and are permissible by reason of a compensating cash balance held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the first quarter of 2003 and the year ended December 31, 2002 totaled approximately $55,000 and $342,000, respectively.

         For the three months ended March 31, 2003, operations generated operating cash flow of $3.8 million, which was primarily attributable to the increase in premiums written. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $258,000 for the quarter ended March 31, 2003 as the Company invested the cash flow from operating activities. In the future, the Company expects a continued cash flow deficit from investing activities as the Company invests cash from operations. Cash deficit from financing activities was $438,000 for the quarter ended March 31, 2003, as the Company reduced its bank overdraft and the amount outstanding under its Revolving Agreement as well as dividends paid. The Company believes that its current capital resources, together with cash flow from its operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

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

         Under these laws, Federated National would be permitted to pay dividends of approximately $142,000 to the Company in 2003, and American Vehicle would be permitted to pay $9,000 in dividends in 2003. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2002, 2001 or 2000, and none are anticipated in 2003. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2003, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of March 31, 2003 were approximately $9.8 million and $5.2 million, respectively, and their statutory net income for the quarter ended March 31, 2003 was $511,000 and $293,000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K as of December 31, 2002. No material changes have occurred in market risk since this information was disclosed except as discussed below.

         The Company's investment portfolio is available for sale and is carried at fair value. Gains, that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations.

         A summary of the investment portfolio as of March 31, 2003 follows:

                                                           Amortized Cost Fair Value   Gain (Loss)
                                                           ------------   -----------  ------------
    Corporate Securities
      Communications Industry                               $ 2,602,080   $ 2,782,225   $   180,145
      Financial Industry                                      4,354,347     4,379,431        25,084
      Other Industries                                        4,258,484     4,323,758        65,274
                                                            -----------   -----------   -----------
         Total Corporate Securities                          11,214,911    11,485,414       270,503
    Obligations of State and Municipal Subdivisions          13,485,242    13,589,451       104,209
    U. S. Government and Government Agencies                    103,488       104,094           606
                                                            -----------   -----------   -----------
             Total Fixed Maturities                         $24,803,641   $25,178,959   $   375,318
                                                            ===========   ===========   ===========

Equity Securities - Common Stocks                           $ 1,599,737   $ 1,508,939   $   (90,798)
                                                            ===========   ===========   ===========


         As shown in the table above, at March 31, 2003 the Company had investments with a fair value of $2.7 million and amortized cost of $2.6 million in the communications industry. At the time these investments were made, the Company believed that these were prudent and would enhance the yield on the investment portfolio.

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

         CHANGES IN INTERNAL CONTROLS. TCHC does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. However, management continually evaluates and enhances TCHC's internal control structure and, in response to the current focus on corporate governance, has undertaken a review and documentation of its internal control systems.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on May 5, 2003, attached and incorporated by reference Exhibit 99.1, Press release of TCHC, dated May 5, 2003, reporting financial results for the first quarter of 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           21ST CENTURY HOLDING COMPANY

                           By: /s/ Edward J. Lawson
                               -----------------------------------------
                               Edward J. Lawson, Chairman of the Board,
                               President and Chief Executive Officer

                               /s/ James G. Jennings III
                               ----------------------------------------------
                               James G. Jennings III, Chief Financial Officer

Date: May 14, 2003

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


Date: May 14, 2003.


/s/ Edward J. Lawson
--------------------------
Chief Executive Officer

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


Date: May 14, 2003.


/s/ J. G. Jennings, III
--------------------------
Chief Financial Officer