Form 10-Q
period 2003-06-30
21ST CENTURY HOLDING CO
filed 2003-08-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            FL                                                 65-0248866
------------------------------                                 ----------
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

         Common Stock, $.01 par value - 3,124,955 outstanding as of August 12, 2003.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                              PAGE
                                                                           ----
ITEM 1:

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
     as of  June 30, 2003
     and December 31, 2002................................................  3

Consolidated Statements of Operations
     for the three and six months ended June 30, 2003
     and 2002.............................................................  4

Consolidated Cash Flow Statements
     for the six months ended June 30, 2003
     and 2002.............................................................  5

Notes to Consolidated Financial Statements................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations..................... 13

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk................ 22

ITEM 4

Controls and Procedures................................................... 23

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings......................................................... 23

ITEM 2

Changes in Securities..................................................... 24

ITEM 3

Defaults upon Senior Securities........................................... 25

ITEM 4

Submission of Matters to a Vote of Security Holders....................... 25

ITEM 5

Other Information......................................................... 25

ITEM 6

Exhibits and Reports on Form 8-K.......................................... 26


Signatures................................................................ 27

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2003   December 31, 2002
                                                                               Unaudited        (See Note 1)
                                                                             ------------       ------------
                                     ASSETS
Investments
      Fixed maturities, available for sale, at fair value                    $ 31,975,949       $ 24,693,047
      Equity securities                                                         4,248,423            539,706
      Mortgage loans                                                              140,506            145,043
                                                                             ------------       ------------

           Total investments                                                   36,364,878         25,377,796
                                                                             ------------       ------------

Cash and cash equivalents                                                       4,662,430          4,478,383
Finance contracts, net of allowance for credit
  losses of $383,481 in 2003 and $404,356 in 2002                               4,886,007          7,217,873
Prepaid reinsurance premiums                                                    8,733,522         11,251,193
Premiums receivable, net of allowance for credit losses of $257,000 and
  $210,000, respectively                                                        8,411,807          8,373,104
Reinsurance recoverable, net                                                   12,081,875          7,856,972
Deferred acquisition costs, net                                                   829,042              7,721
Deferred income taxes                                                           2,256,445          2,691,309
Property, plant and equipment, net                                              4,876,547          4,819,617
Goodwill, net                                                                   1,739,715          1,789,353
Other assets                                                                    1,346,008          1,454,690
                                                                             ------------       ------------
           Total assets                                                      $ 86,188,276       $ 75,318,011
                                                                             ============       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                   $ 24,127,582       $ 16,983,756
Unearned premiums                                                              28,998,579         28,934,486
Premiums deposits                                                                 977,393            655,713
Revolving credit outstanding                                                    3,765,476          4,312,420
Bank overdraft                                                                    906,895            844,947
Income taxes payable                                                            1,064,067          1,676,020
Accounts payable and accrued expenses                                           2,787,733          3,764,751
Drafts payable to insurance companies                                              48,310             48,254
                                                                             ------------       ------------
           Total liabilities                                                   62,676,035         57,220,347
                                                                             ------------       ------------
Commitments and contingencies

Shareholders' equity:
      Common stock of $0.01 par value. Authorized 25,000,000 shares;
        issued 3,535,371 and 3,411,667 shares, respectively;
        Outstanding 3,113,905 and 2,990,201 shares, respectively                   35,354             34,117
      Additional paid-in capital                                               14,127,047         12,855,543
      Accumulated other comprehensive income (deficit)                             (4,642)          (227,091)
      Retained earnings                                                        10,452,256          6,521,027
      Treasury stock, 421,466 and 421,466 shares, respectively, at cost        (1,097,774)        (1,085,932)
                                                                             ------------       ------------
           Total shareholders' equity                                          23,512,241         18,097,664
                                                                             ------------       ------------
           Total liabilities and shareholders' equity                        $ 86,188,276       $ 75,318,011
                                                                             ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                            2003              2002            2003              2002
                                                        ------------     ------------     ------------     ------------
Revenue:
     Gross premiums written                             $ 17,578,594     $ 17,736,724     $ 34,190,574     $ 30,811,709
     Gross premiums ceded                                 (5,803,990)      (7,497,560)     (10,202,865)     (13,390,990)
                                                        ------------     ------------     ------------     ------------

           Net premiums written                           11,774,604       10,239,164       23,987,709       17,420,719
     Decrease in unearned premiums, net
       of prepaid reinsurance premiums                      (825,603)      (3,753,201)      (2,581,764)      (5,500,262)
                                                        ------------     ------------     ------------     ------------

           Net premiums earned                            10,949,001        6,485,963       21,405,945       11,920,457
     Commission income                                       315,478          650,071          748,517        1,078,417
     Finance revenue                                       1,135,203        1,192,221        2,263,029        2,253,652
     Managing general agent fees                             621,316          536,578        1,253,863          879,202
     Net investment income                                   350,465          362,909          715,670          697,531
     Net realized investments gains (losses)               1,068,818       (1,513,517)       1,419,700       (1,459,736)
     Other income                                            504,498          639,504        2,000,065        1,874,830
                                                        ------------     ------------     ------------     ------------

           Total revenue                                  14,944,779        8,353,729       29,806,789       17,244,353

Expenses:
     Loss and loss adjustment expenses                     7,493,747        3,330,196       14,281,456        6,514,827
     Operating and underwriting expenses                   2,767,863        2,571,109        5,449,141        5,416,634
     Salaries and wages                                    2,211,484        1,943,354        4,357,819        3,946,244
     Amortization of deferred acquisition costs, net        (677,311)        (414,321)      (1,037,492)      (1,100,979)
                                                        ------------     ------------     ------------     ------------

           Total expenses                                 11,795,783        7,430,338       23,050,924       14,776,726

Income before provision for income tax expense             3,148,996          923,391        6,755,865        2,467,627
Provision for income tax expense                           1,035,062          891,350        2,333,530        1,444,216
                                                        ------------     ------------     ------------     ------------
           Net income                                   $  2,113,934     $     32,041     $  4,422,335     $  1,023,411
                                                        ============     ============     ============     ============


Basic net income per share                              $       0.69     $       0.01     $       1.46     $       0.34
                                                        ============     ============     ============     ============

Weighted average number of common shares outstanding       3,063,105        3,017,526        3,034,220        3,023,226
                                                        ============     ============     ============     ============

Fully diluted net income per share                      $       0.66     $       0.01     $       1.41     $       0.34
                                                        ============     ============     ============     ============

Weighted average number of common shares outstanding
  (assuming dilution)                                      3,194,747        3,020,126        3,125,479        3,023,226
                                                        ============     ============     ============     ============

Dividends declared per share                            $       0.09     $       0.02     $       0.16     $       0.04
                                                        ============     ============     ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDING JUNE 30,
                                                                                           2003             2002
                                                                                      -------------     -------------
Cash flow from operating activities:
      Net income (loss)                                                               $   4,422,335     $   1,023,411
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
            Amortization (accretion) of investment premium (discount), net                  105,772           (43,290)
            Depreciation and amortization of property plant and equipment                     8,442           172,164
            Amortization of goodwill
            Deferred income tax expense                                                     434,864           741,672
            Net realized investment (gains) losses                                       (1,419,700)        1,459,736
            Amortization of deferred acquisition costs, net                              (1,037,492)         (221,479)
            Provision for credit losses, net                                                487,246           795,440
            Provision for uncollectible premiums receivable                                  22,627           103,854
            Extraordinary gain
            Exercised stock options                                                       1,272,741            12,304
            Changes in operating assets and liabilities:
                 Premiums receivable                                                        (61,330)       (3,234,160)
                 Prepaid reinsurance premiums                                             2,517,671        (5,229,410)
                 Reinsurance recoverable, net                                            (4,224,903)         (464,027)
                 Deferred acquisition costs, net                                            216,171         1,208,426
                 Goodwill                                                                  (220,362)               --
                 Finance contracts receivable, consumer loans and pay
                   advances receivable                                                    1,844,620        (3,347,564)
                 Other assets                                                               108,682         1,198,804
                 Unpaid losses and loss adjusting expenses                                7,143,826         2,149,280
                 Unearned premiums                                                           64,093        10,738,670
                 Premium deposits                                                           321,680           264,015
                 Unearned commissions                                                            --          (632,504)
                 Income taxes payable                                                      (611,953)               --
                 Accounts payable and accrued expenses                                     (958,297)          422,792
                 Drafts payable to insurance companies                                           56           230,987
                                                                                      -------------     -------------

Net cash provided by operating activities                                                10,436,789         7,349,121
                                                                                      -------------     -------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale                    115,612,596         9,871,793
      Purchases of investment securities available for sale                            (125,067,838)      (16,836,867)

      Mortgage loans
      Sale of and collection of mortgage loans                                                4,537           444,670
      Purchases of property and equipment                                                  (262,277)         (127,216)
      Net cash used in acquisitions
      Proceeds from sale of assets                                                          270,000           199,687
                                                                                      -------------     -------------
Net cash used in investing activities                                                    (9,442,982)       (6,447,933)
                                                                                      -------------     -------------
Cash flow from financing activities:
      Bank overdraft                                                                         61,948          (112,378)
      Dividends paid                                                                       (491,106)         (121,177)
      Purchases of treasury stock                                                           (11,842)         (134,035)
      Revolving credit outstanding                                                         (546,944)         (293,236)
                                                                                      -------------     -------------
Net cash used in financing activities                                                      (987,944)         (660,826)
                                                                                      -------------     -------------

Net (decrease) increase in cash and cash equivalents                                          5,863           240,362
Cash and cash equivalents at beginning of period                                          4,478,383           775,699
                                                                                      -------------     -------------
Cash and cash equivalents at end of period                                            $   4,484,246     $   1,016,061
                                                                                      =============     =============

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                                  $     109,884     $     198,371
                                                                                      =============     =============
            Income taxes                                                              $   2,450,000     $   1,150,258
                                                                                      =============     =============
      Non-cash investing and financing activities:
            Accrued dividends payable                                                 $     279,527     $      60,309
                                                                                      =============     =============
            Stock issued to employees                                                 $          --     $          --
                                                                                      =============     =============
            Stock received for sale of agency
            Notes receivable, net of deferred gains, received for sale of agencies    $      14,304                --
                                                                                      =============     =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, homeowners insurance, general liability (as of June 2003), and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of June 30, 2003, franchises were granted for 42 Fed USA agencies, of which 36 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers electronic tax filing services through Express Tax Service, Inc., ("EXPRESSTAX"), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of June 30, 2003 there were 141 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, EXPRESSTAX offers tax preparation services through more than 500 licensees nationwide, acting as sales representatives of EXPRESSTAX.

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

         (A) CRITICAL ACCOUNTING POLICIES (CONTINUED)

bases for the Company's reserves with respect to finance contracts, premiums receivable, deferred income taxes and the related valuation allowance, deferred policy acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. Management periodically re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

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

         (C) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for the year ended December 31, 2002

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (C) EARNINGS PER SHARE (CONTINUED)

excluded the impact of warrants and stock options as their effect would have been anti-dilutive.

         (D) RECLASSIFICATIONS

         Certain amounts in 2002 financial statements have been reclassified to conform with 2003 presentation.

(3) REVOLVING CREDIT OUTSTANDING

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with the lender, which gives the lender the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National's and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of the lender's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement, was 6.23% and 7.84% for the years ended December 31, 2002 and 2001, respectively. Currently, the effective rate of interest for this arrangement is approximately 5.5%. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of June 30, 2003 and December 31, 2002 were approximately $3.8 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 for December 31, 2002 and are permissible by reason of a compensating cash balance held for the benefit of the lender. Interest expense on this revolving credit line for the six months ending June 30, 2003 and the year ended December 31, 2002 totaled approximately $110,000 and $342,000, respectively.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Specifically, the plaintiffs allege that the Company recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. The Company has since accounted for ceded commission on a pro rata basis and has done so since these matters were brought to the Company's attention in 1998. Nevertheless, the Company believes that the lawsuit is without merit and is vigorously defending the action, as the Company reasonably relied upon outside subject matter experts to

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) COMMITMENTS AND CONTINGENCIES (CONTINUED)

make these determinations at the time. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Court recently denied the Company's Motion to Dismiss the plaintiffs' First Amended Complaint and the Company filed an Answer and Affirmative Defenses.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costsand the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the resolution of this case, consequently, no liability for fees and costs has been accrued.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain insurer solvency pools under Florida Statutes
Section 631.57(3)(a). Participation in these pools is based on the Company's written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. The Company was assessed $258,000 and $203,000 for the years ended December 31, 2002 and 2001, respectively. Should there be a 2003 assessment, the Company is generally notified in December. During 2002, the Company recovered $180,000 of the 2001 assessment and is entitled to recover all of these assessments as permitted by the State of Florida through policy surcharges in 2003. During the first six months of 2003, the Company has recovered the balance of the 2001 assessment and has recovered $92,000 of the 2002 assessment.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section
627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the joint underwriting JUA Plan.

         No assessments by have been incurred by either insurance company through the date of issuance of this report.

(5) COMPREHENSIVE INCOME

         For the three and six months ended June 30, 2003 and 2002, comprehensive income consisted of the following:

                                          Three months ended June 30,      Six months ended June 30,
                                              2003            2002            2003           2002
                                          -----------     -----------     -----------     -----------
Net income                                $ 2,113,934     $    32,041     $ 4,422,335     $ 1,023,411
Change in net unrealized losses on
   investments held for resale               (373,706)    $(1,655,708)        159,461     $(2,126,397)
                                          -----------     -----------     -----------     -----------
Other comprehensive income, before tax      1,740,228     $(1,623,667)      4,581,796     $(1,102,986)
Income tax expense related to items of
   other comprehensive income                  94,030     $   962,943         (62,987)    $   889,706
                                          -----------     -----------     -----------     -----------
Comprehensive income (loss)               $ 1,834,258     $  (660,724)    $ 4,518,809     $  (213,280)
                                          ===========     ===========     ===========     ===========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, general liability and homeowner insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of 21st Century Holding Company, franchise operations and income tax return preparation.

         Information regarding components of operations for the three months and six months ended June 30, 2003 and 2002 follows:

                                                Three months ended June 30,        Six months ended June 30,
                                                    2003             2002            2003             2002
                                               ------------     ------------     ------------     ------------
Total revenue
    Insurance segments                         $ 14,264,666     $  7,525,014     $ 29,714,031     $ 15,096,003
    Financing segment                               600,427        1,075,743        1,280,241        2,076,507
    All other segments                            2,306,362          410,610        3,491,122        1,624,062
                                               ------------     ------------     ------------     ------------
         Total operating segments                17,171,455        9,011,367       34,485,394       18,796,572
    Intercompany eliminations                    (2,226,676)        (657,638)      (4,678,605)      (1,552,219)
                                               ------------     ------------     ------------     ------------
         Total revenues                        $ 14,944,779     $  8,353,729     $ 29,806,789     $ 17,244,353
                                               ============     ============     ============     ============

Earnings before income taxes
    Insurance segments                         $  2,061,813     $    236,465     $  5,183,083     $    637,879
    Financing segments                               72,176          411,065          270,849          570,299
    All other segments                            1,015,007          275,861        1,301,933        1,259,449
                                               ------------     ------------     ------------     ------------
         Total earnings before income taxes    $  3,148,996     $    923,391     $  6,755,865     $  2,467,627
                                               ============     ============     ============     ============

         Information regarding total assets as of June 30, 2003 and December 31, 2002:

                                                    2003            2002
                                               ------------     ------------
Total assets
    Insurance segments                         $ 79,335,230     $ 66,663,775
    Financing segment                             6,392,136        7,548,841
    All other segments                            2,156,370        3,003,827
                                               ------------     ------------
         Total operating segments                87,883,736       77,216,443
    Intercompany eliminations                    (1,695,460)      (1,898,432)
                                               ------------     ------------
         Total assets                          $ 86,188,276     $ 75,318,011

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) REINSURANCE  AGREEMENTS

         The quota-share reinsurance treaties include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results. Additionally, the most current of these treaties contain conversion features that may diminish the Company's ability to collect for loss experience at the election of the reinsurer for loss experience between 66% and 86%. Despite the conversion features, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction.

         The Company also participates in the Florida Hurricane Catastrophe Fund to protect its interest in insurable risks associated with its homeowner and mobile home owner policies against catastrophic losses. Additionally, the Company has purchased "Excess of Loss" insurance to further protect itself from potential catastrophic events.

(8) STOCK COMPENSATION PLANS

         On December 1998, the Company issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9.00 per share. The warrants vested immediately and are exercisable between December 1999 and December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During the six months ended June 30, 2003 exercised warrants totaled 19,700 at an average price of approximately $15.00 per share. As of December 31, 2002, no warrants were exercised.

         The Company implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 600,000 common shares, and, as of June 30, 2003 and December 31, 2002, the Company had granted options (net of options granted, exercised and cancelled) to purchase 444,841 and 534,338 shares, respectively.

         In 2001, the Company implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 689,000 common shares, and as of June 30, 2003 and December 31, 2002, the Company had granted options (net of options granted, exercised and cancelled) to purchase 53,278 and 78,155 shares, respectively.

         In 2002, the Company implemented its 2002 Option Plan. The purpose of this Plan is to advance the interests of the Company by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment the success of the Company and its subsidiaries is largely dependent, by authorizing the grant of options to purchase Common Stock of the Company to persons who are eligible to participate hereunder, thereby encouraging stock ownership in the Company by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the Plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this Plan, the Company is authorized to grant options to purchase up to 1,200,000 common shares, and, as of June 30, 2003 and December 31, 2002, the Company had granted options (net of options granted, exercised and cancelled) to purchase 751,000 and 727,000 shares, respectively.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) STOCK COMPENSATION PLANS (CONTINUED)

         Activity in the Company's stock option plans for the period from January 1, 2000 to June 30, 2003, is summarized below:

                                   -------------------------    --------------------------     ------------------------
                                         1998 PLAN                2001 FRANCHISEE PLAN                 2002 PLAN
                                   -------------------------    --------------------------     ------------------------
                                                 Weighted                      Weighted                      Weighted
                                   Number of   Average Option     Number of  Average Option    Number of   Average Option
                                     Shares    Exercise Price      Shares    Exercise Price     Shares     Exercise Price
                                     ------    --------------      ------    --------------     ------     --------------
Outstanding at December 31, 2000     487,971     $   10.00             --
Granted                               20,000     $   10.00         83,830     $   10.00
Exercised                                 --
Cancelled                            (95,399)    $   10.00             --
                                     -------                       ------
Outstanding at December 31, 2001     412,572     $   10.00         83,830     $   10.00             --
Granted                              228,265     $   10.00                                     783,000     $   13.35
Exercised                             (1,000)                                                       --         --
Cancelled                           (105,499)    $   10.00         (5,675)                     (56,000)    $   13.35
                                     -------                       ------                      -------
Outstanding at December 31, 2002     534,338     $   10.00         78,155     $   10.00        727,000     $   13.35
Granted                                   --     $   10.00         10,000     $   10.00         61,000     $   14.08
Exercised                            (71,097)    $   10.00        (34,877)    $   10.00             --
Cancelled                            (18,400)    $   10.00             --                      (37,000)    $   13.85
                                     -------                       ------                      -------
Outstanding at June 30, 2003         444,841     $   10.00         53,278     $   10.00        751,000     $   13.38
                                     =======                       ======                      =======


         Options outstanding as of June 30, 2003 are exercisable as follows:

                                   -------------------------    --------------------------     ------------------------
                                         1998 PLAN                2001 FRANCHISEE PLAN                 2002 PLAN
                                   -------------------------    --------------------------     ------------------------
                                                 Weighted                      Weighted                      Weighted
                                   Number of   Average Option     Number of  Average Option    Number of   Average Option
Options Exercisable At:              Shares    Exercise Price      Shares    Exercise Price     Shares     Exercise Price
-----------------------              ------    --------------      ------    --------------     ------     --------------
           June 30, 2003             271,403     $   10.00         14,842     $   10.00        127,800     $   13.35
         December 31, 2003            19,000     $   10.00         29,617     $   10.00          7,300     $   13.35
         December 31, 2004            63,305     $   10.00            378     $   10.00        149,800     $   13.35
         December 31, 2005            47,316     $   10.00            378     $   10.00        149,800     $   13.35
         December 31, 2006            43,817     $   10.00            378     $   10.00        149,800     $   13.35
         December 31, 2007                --                          378     $   10.00        149,800     $   13.35
            Thereafter                    --                        7,307     $   10.00         16,700     $   14.08

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company's stock compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

         Net income (loss)                 June 30, 2003    December 31, 2002  December 31, 2001
                                           -------------    -----------------  -----------------
         As reported                      $   4,422,335      $   4,570,201      $    (992,090)
         Pro forma                        $   4,161,775      $   2,819,673      $  (1,181,855
         Net income (loss) per share
         As reported - Basic              $        1.46      $        1.52      $       (0.31)
         As reported - Diluted            $        1.41      $        1.52      $       (0.31)
         Pro forma - Basic                $        1.37      $        0.94      $       (0.37)
         Pro forma - Diluted              $        1.33      $        0.94      $       (0.37)


         The weighted average fair value of options granted during 2002, 2001 and 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $2.17 to $8.06 in 2002; $2.38 to $2.92 in 2001; and $2.79 to $6.23 in
2000. The fair value of options granted is estimated on the date of grant using the following assumptions:

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) STOCK COMPENSATION PLANS (CONTINUED)

                                      June 30, 2003    December 31, 2002    December 31, 2001
                                      -------------    -----------------    -----------------
          Dividend yield               1.38%-2.25%          .073%-3.5%         2.68%-3.20%
          Expected volatility            112.73%             120.22%            136%-152%
          Risk-free interest rate         5.62%            4.49%-5.82%         4.89%-5.29%
          Expected life (in years)      4.14-6.50           4.83-7.02               10


         Summary information about the Company's stock options outstanding at June 30, 2003:

                                                                      Weighted Average       Weighted
                                      Range of       Outstanding         Contractual          Average      Exercisable
                                    Exercise Price    at 06/30/03      Periods in Years   Exercise Price   at 06/30/03
                                    --------------    -----------      ----------------   --------------   -----------
1998 Plan                                $10.00         444,841              4.1               $10.00        271,403
2001 Franchise Plan                      $10.00          53,278              6.5               $10.00         14,842
2002 Plan                             $12.50-$13.75     751,000              4.5               $13.35        127,800

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

ITEM 2:

FORWARD-LOOKING STATEMENTS

         Statements in this report that are not historical fact are "forward-looking" statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue," or the negative other variations thereof or other comparable terminology, are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; risks related to the nature of the Company's business; dependence on investment income and the composition of the Company's investment portfolio; the adequacy of its liability for loss and loss adjustment expense ("LAE"); insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; courts decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report and its other filings with the SEC.

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS (CONTINUED)

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites general liability, personal automobile insurance, homeowners insurance and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National and American Vehicle. The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium.

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. As of June 30, 2003, franchises were granted for 42 Fed USA agencies, of which 36 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers electronic tax filing services through Express Tax Service, Inc., ("EXPRESSTAX"), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of June 30, 2003 there were 141 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalty on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, EXPRESSTAX offers Tax Preparation services through more than 500 licensees nationwide, acting as sales representatives of EXPRESSTAX.

         The Company believes that it can be distinguished from its competitors because it generates revenue from substantially all aspects of the insurance underwriting, distribution and claims process. The Company provides quality service to both its agents and insureds by utilizing an integrated computer system, which links the Company's insurance and service entities. The Company's computer and software systems allow for automated premium quotation, policy issuance, billing, payment and claims processing and enables the Company to continuously monitor substantially all aspects of its business. Using these systems, the Company's agents can access a customer's driving record, quote a premium, offer premium financing and, if requested, generate a policy on-site. The Company believes that these systems have facilitated its ability to market and underwrite insurance products on a cost-efficient basis, allow Company-owned and franchised agencies to be a "one stop" shop for insurance, tax preparation and other services, and enhance the Company's ability to expand in Florida and to other states.

         The Company's primary products are standard and nonstandard personal automobile insurance. The former is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle and other factors. The latter is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. The Company's experience has been that Underwriting

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW (CONTINUED)

criteria in the industry generally for standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. The Company believes that these factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Additionally other insurance products offered include property insurance for the home and mobile home and, in June of 2003, American Vehicle has launched a new general liability insurance product designed for the small artisan.

         The Company currently underwrites and sells insurance only in Florida; however, the Company intends to expand to other selected states. American Vehicle has applied to obtain a license to underwrite and sell personal automobile insurance in Alabama. The Company will select additional states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. The Company's ability to expand into other states will be subject to the prior regulatory approval of each state. Certain states impose operating requirements upon licensee applicants, which may impose burdens on the Company's ability to obtain a license to conduct insurance business in those other states. There can be no assurance that the Company will be able to obtain the required licenses, and the failure to do so would limit the Company's ability to expand geographically.

         The Company's executive offices are located at 4161 N.W. Fifth Street, Plantation, Florida and its telephone number is (954) 581-9993.

ANALYSIS OF FINANCIAL CONDITION
AS OF JUNE 30, 2003 AS COMPARED TO DECEMBER 31, 2002

         INVESTMENTS. Investments increased $11.0 million, or 43.3.7%, to $36.4 million as of June 30, 2003 as compared to $25.4 million as of December 31, 2002. Cash generated from operations provided $10.6 million during the six months ended June 30, 2003. For further detail, see the section titled ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FINANCE CONTRACTS AND PAY ADVANCES RECEIVABLE. Finance contracts decreased $2.3 million, or 32.3%, to $4.9 million as of June 30, 2003. The continued decrease is due to the direct-bill feature offered by the insurance companies wherein the policyholder can renew and pay premiums directly to the insurance companies.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums decreased $2.5 million, or 22.4%, to $8.7 million as of June 30, 2003 from $11.3 million as of December 31, 2002. The decrease is the result a decrease in American Vehicle ceded quota-share reinsurance from 70% of its premiums written to 40% effective November 1, 2002. Federated National's ceded quota-share reinsurance changed from 40% of automobile premiums written in 2002 to 30% for automobile premiums written in the first quarter of 2003. Subsequent to the first quarter of 2003, the cession for Federated National was changed to 40%.

         REINSURANCE RECOVERABLE. Reinsurance recoverable increased $4.2 million to $12.1 million as of June 30, 2003 from $7.9 million as of December 31, 2002. This increase is the result of the increase in loss and loss adjustment expenses incurred and, to a lesser extent, the timing of settlements between the Company and its reinsurer. All amounts are considered current.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs increased from $7,721 as of December 31, 2002 to $829,042 as of June 30, 2003. The December 31, 2002 balance was composed of commission expense offset by ceded commissions income of approximately $(422,920) and other expenses connected with the writing of premiums such as salaries, payroll taxes and premium taxes, and offset by policy fees of $430,641. At June 30, 2003, commission expense and commissions income, net were $ 417,351 and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees totalled $411,691. Deferred policy acquisition costs, net, increased primarily due to the decrease in ceded unearned commissions. The decrease in ceded unearned

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         DEFERRED ACQUISITION COSTS, NET (CONTINUED) commissions relates to the decline in the decreased reliance of quota-share reinsurance associated with the insurance company's automobile premiums.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses increased $7.1 million from $17.0 million as of December 31, 2002 to $24.1 June 30, 2003. The increase is associated with an increase in frequency and severity of claims activity associated with our automobile business. Federated National's reserves increased by $3.1 million and represent 44.19% of the total reserve increase. American Vehicle's reserves increased by $4.0 million and represent 55.81% of the total reserve increase. Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as case reserves coupled with bulk estimates known as "incurred but not reported" (IBNR). Interim estimates of the ultimate costs required to settle all claim files are based on all available information encompassing prior loss trends and current payment patterns.

         PREMIUM DEPOSITS. Premium deposits represent premiums collected in advance of the policy's effective date of coverage and are generally associated with the Company's home and mobile home insurance policies. Premium deposits increased from $656,000 as of December 31, 2002 to $1.0 million as of June 30, 2003 primarily due to the additional home owners' policies written.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES. Accounts payable and accrued expenses decreased by $ 1.0 million primarily due to the Company's payment of its premium taxes and to a lesser extent a scheduled payment of contingent commissions.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         GROSS PREMIUMS WRITTEN. Gross premiums written decreased $158,000, or 0.9%, to $17.6 million for the three months ended June 30, 2003, as compared to $17.7 million for the comparable period in 2002. The following table denotes gross premiums written by major product line.

                                                    Three months ended June 30,
                                                 2003                             2002
                                     ------------------------           ------------------------
         Automobile                  $12,189,273         69.4%          $13,944,967         78.7%
         Homeowners                    4,891,436         27.8%            3,253,480         18.3%
         Mobile home owners              497,885          2.8%              538,277          3.0%
                                     -----------        -----           -----------        -----
         Gross written premiums      $17,578,594        100.0%          $17,736,724        100.0%
                                     ===========        =====           ===========        =====

         GROSS PREMIUMS CEDED. Gross premiums ceded decreased $1.7 million to $5.8 million for the three months ended June 30, 2003, from $7.5 million for the three months ended June 30, 2002. The decrease is primarily due to the decline in the Company's ceded quota-share reinsurance associated with its automobile insurance.

         DECREASE IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $0.8 million for the three months ended June 30, 2003 compared to $3.8 million for the three months ended June 30, 2002. The decrease is due primarily to American Vehicle having its first full twelve consecutive months of business .

         NET REALIZED INVESTMENTS GAINS (LOSSES). The Company experienced net gains of $1.1 million for the three-month period ended June 30, 2003 compared to net losses of $1.5 million for the same period in 2002. Realized gains for the quarter ending June 30, 2003 totaled $1.2 million and realized losses for the same period were $0.1 million. In June 2002, the Company recorded an other-than-temporary loss of $1.5 million on its $2.5 million investment in WorldCom bonds.

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (CONTINUED)

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended June 30, 2003 was 68.4% compared with 49.5% for the same period in 2002. Losses and LAE incurred increased $4.2 million to $7.5 million for the three-month period ended June 30, 2003 from $3.2 million for the same period in 2002. The table below reflects the loss ratios by product line.

                                                Three months ending June 30,
                                                   2003             2002
                                                   ----             ----
         Automobile                               86.96%           73.73%
         Home owners                              15.83%            9.89%
         Mobile home owners                       19.98%            9.94%
         Totals                                   68.44%           49.48%

Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claim files. The estimated cost to close all claim files, for accident years other than the current year and net of reinsurance recoveries, has increased by a total of $1.2 million over the ultimate estimates made as of December 31, 2002 primarily due to an increase of claim frequency and claim severity.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased from a credit of $1,031,000 for the three-month period ended June 30, 2002 to a credit of $677,000 for the same period in 2003. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The decline is attributable to the decrease in ceded unearned commissions. The decrease in ceded unearned commissions relates to the decline in the decreased reliance of quota-share reinsurance associated with the Company's automobile premiums.

         PROVISION FOR INCOME TAX EXPENSE. Effective rate for the income tax expense is 32.1% for the three months ended June 30, 2003, compared with 96.5% for the same period in 2002. The decreased rate reflects the Company's ability to absorb its capital losses recognized in prior years. The rate recognized in the comparable period last year was due to the Company's inclusion of a valuation allowance for its deferred tax asset.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $3.4 million, or 11%, to $34.1 million for the six months ended June 30, 2003, as compared to $30.8 million for the comparable period in 2002. The increase is primarily due to additional marketing of its home owners' insurance product. The following table denotes gross premiums written by major product line.

                                                     Six months ended June 30,
                                                 2003                         2002
                                     ------------------------     ------------------------
         Automobile                  $25,954,630         75.9%    $24,854,334         80.6%
         Homeowners                    7,258,461         21.2%      4,917,591         16.0%
         Mobile home owners              977,483          2.9%      1,039,784          3.4%
                                     -----------        -----     -----------        -----
         Gross written premiums      $34,190,574        100.0%    $30,811,709        100.0%
                                     ===========        =====     ===========        =====

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

         GROSS PREMIUMS CEDED. Gross premiums ceded decreased from $13.4 million for the six months ended June 30, 2002, to $10.2 million for the six months ended June 30, 2003. For 2002, Federated National reinsured through a quota-share agreement 40% of its automobile premiums and American Vehicle reinsured 70% of its written premiums. In 2003, Federated National and American Vehicle reinsure 40% of its automobile premiums. The amount of quota share reinsurance maintained by Federated National is determined by management, based on estimated annual written premiums and estimated year-end surplus, in order to comply with insurance regulations.

         DECREASE IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The decrease in unearned premiums, net of prepaid reinsurance premiums, was $2.6 million for the six months ended June 30, 2003 compared to $5.5 million for the six months ended June 30, 2002. This change relates primarily to the increase in written premiums offset by the reduction of ceded premiums to the Company's reinsurer

         COMMISSION INCOME. Commission income is generated from the sale of other insurance company products by our captive agents. The decline in commission income is primarily due to the Company's emphasis on selling its own insurance products.

         MANAGING GENERAL AGENT FEES. MGA fees increased $374,000 to $1.3 million for the six-month period ended June 30, 2003 from $879,000 for the same period in 2002. The increase can be attributed to increased volume in the American Vehicle's automobile program and Federated National's homeowner program as compared to the same period last year.

         NET SECURITIES GAINS (LOSSES). The Company experienced net losses of $1.5 million for the six-month period ended June 30, 2002 compared to net gains of $1.4 million for the same period in 2003. Realized gains for the six months ending June 30, 2003 totaled $1.6 million and realized losses for the same period were $0.2 million. In June 2002, the Company recorded a loss of $1.5 million on its $2.5 million investment in WorldCom bonds.

         LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the six-month period ended June 30, 2003 was 66.7% compared with 54.7% for the same period in 2002. Losses and LAE incurred increased $7.8 million to $14.3 million for the six-month period ended June 30, 2003 from $6.5 million for the same period in 2002. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claim files. The estimated cost to close all claim files, for accident years other than the current year and net of reinsurance recoveries has increased by a total of $2.3 million over the ultimate estimates made as of December 31, 2002 primarily due to an increase in claim frequency and claim severity. The table below reflects the loss ratios by product line.

                                        Six months ending June 30,
                                          2003             2002
                                          ----             ----
         Automobile                      83.77%           79.38%
         Home owners                     14.64%           20.12%
         Mobile home owners              27.39%           11.80%
         Totals                          66.72%           54.65%

Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses.

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased from a credit of $1.1 million for the six-month period ended June 30, 2002 to a credit $1.0 million for the same period in 2003. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The decline is attributable to the decrease in ceded unearned commissions. The decrease in ceded unearned commissions relates to the decline in the decreased reliance of quota-share reinsurance associated with the insurance company's automobile premiums.

         PROVISION FOR INCOME TAX EXPENSE. Effective rate for income tax expense is 33.5% for the six months ended June 30, 2003 compared with 58.5% for the same period in 2002. The change to the effective rate reflects the Company's ability to generate realized gains and the benefit of netting capital losses incurred in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, sales of debt securities, investment income and borrowings under the Revolving Agreement, described below. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with the Lender, which gives the Lender the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National and American Vehicle's newly developed direct bill program. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of the Lender's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement, was 6.23% and 7.84% for the years ended December 31, 2002 and 2001, respectively.

         Currently the effective rate of interest for this arrangement is approximately 5.5%. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at June 30, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of June 30, 2003 and December 31, 2002 were approximately $3.8 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 for December 31, 2002 and are permissible by reason of a compensating cash balance held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the six months ending June 30, 2003 and the year ended December 31, 2002 totaled approximately $110,000 and $342,000, respectively.

         On July 31, 2003, the Company completed a private placement of its 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

amount of $1,000 and one warrant (a "Warrant") to purchase one-half of one share of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,723.83 and offering expenses of $110,778.10) of $6,938,498.07.

         The Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at the Company's option, in shares of the Company's Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano Securities Group ("J. Giordano"), . Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006.

         The Company will not issue shares in payment of principal or interest on the Notes, nor will it issue shares upon exercise of the Warrants, and the Warrant exercise price will not be adjusted, if any of the foregoing would cause the Company to issue shares of Common Stock exceeding the number of shares that the Company could then issue in compliance with Section 4350(i) of the rules and regulations of Nasdaq, or any successor rule or regulation (the "Nasdaq Rule"). Under the Nasdaq Rule, a company may not issue shares, and may not issue securities convertible into shares, where the shares issued could in the aggregate equal 20% or more of the voting power of the shares outstanding, without obtaining shareholder approval. The Company has agreed to include a proposal for the issuance of the foregoing shares in the proxy statement for its 2004 annual meeting of shareholders. If, because the Company has not obtained the requisite shareholder approval and the Warrant exercise price and number of shares issuable upon exercise cannot be adjusted under the anti-dilution provisions of the Warrants as a result of specified issuances of Common Stock at less than fair market value, then the exercise price of the Warrants will be reduced to the issuance price of the Common Stock that triggered the anti-dilution adjustment.

         For the six months ended June 30, 2003, operations generated operating cash flow of $10.6 million, which was primarily attributable to the increase in unpaid loss and LAE ($7.1 million), the decline of outstanding finance contracts receivable ($1.8 million) and the exercise of stock options ($1.3 million). Uses of cash include $4.2 million for the settlement of claims subject to reimbursement from the Company's reinsurer, $1.0 million to reduce accounts payable and $1.0 million for policy acquisition. The other uses of cash were offset by other provisions of cash, including $2.5 million for the collection of premiums that are subject to reinsurance.

         Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future. In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of easily marketable securities. Cash flow used in net investing activities was $9.4 million for the six months ended June 30, 2003 as the Company invested the cash flow from operating activities. In the future, the Company expects a continued cash flow deficit from investing activities as the Company invests cash from operations. Cash deficit from

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

financing activities was $1.0 million for the six months ended June 30, 2003, as the Company paid $0.5 million in dividends and reduced the amount outstanding under its Revolving Agreement by $0.5 million. The Company believes that its current capital resources, including the net proceeds from the sales of its Notes described above, together with cash flow from the Company's operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

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

         Under these laws, Federated National would be permitted to pay dividends of approximately $207,000 to the Company in 2003, and American Vehicle would be permitted to pay $73,000 in dividends in 2003. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National or American Vehicle to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2002, 2001 or 2000, and none are anticipated in 2003. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

                          21ST CENTURY HOLDING COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2003, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of June 30, 2003 were approximately $10.4 million and $6.0 million, respectively, and their statutory net income for the six months ended June 30, 2003 was $1.4 million and $0.8 million, respectively.

         During 2002, Federated National entered into a 10% quota-share agreement with its affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes and in accordance with the principles of consolidation, the agreement between the two affiliated insurance companies has been eliminated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          21ST CENTURY HOLDING COMPANY

         A summary of the investment portfolio as of June 30, 2003 follows:

                                                                                                                Unrealized
                                                          Amortized cost                 Fair value             Gain (Loss)
                                                     ----------------------        ---------------------        -----------
Corporate securities
     Communications industry                         $ 1,177,031       3.23%       $ 1,451,223      3.99%       $   274,192
     Financial industry                                3,814,797      10.47%         3,867,057     10.63%            52,260
     All other industries                              3,492,847       9.59%         3,651,354     10.04%           158,507
                                                     -----------     ------        -----------    ------        -----------
         Total corporate securities                    8,484,675      23.29%         8,969,634     24.67%           484,959
Obligations of state and municipal subdivisions        6,559,538      18.00%         6,568,904     18.06%             9,366
United States government and agencies                 16,924,909      46.45%        16,437,411     45.20%          (487,498)
                                                     -----------     ------        -----------    ------        -----------
         Total fixed maturities                       31,969,122      87.74%        31,975,949     87.93%             6,827
                                                     -----------     ------        -----------    ------        -----------
Common stocks                                          4,327,858      11.88%         4,248,423     11.68%           (79,435)
Mortgage loan                                            140,506       0.39%           140,506      0.39%                --
                                                     -----------     ------        -----------    ------        -----------
         Total investments                           $36,437,486     100.00%       $36,364,878    100.00%       $   (72,608)
                                                     ===========     ======        ===========    ======        ===========

         As of June 30, 2003, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

ITEM 4.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Nevertheless, the controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         CHANGES IN INTERNAL CONTROLS. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Specifically, the plaintiffs allege that the Company

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION

LEGAL PROCEEDINGS (CONTINUED)

recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. The Company has since accounted for ceded commission on a pro rata basis and has done so since these matters were brought to the Company's attention in 1998. Nevertheless, the Company believes that the lawsuit is without merit and is vigorously defending the action, as the Company reasonably relied upon outside subject matter experts to make these determinations at the time. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The Court recently denied the Company's Motion to Dismiss the plaintiffs' First Amended Complaint and the Company filed an Answer and Affirmative Defenses.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the resolution of this case, consequently, no liability for fees and costs has been accrued.

ITEM 2

CHANGES IN SECURITIES

         During the quarter ended June 30, 2003, the Company issued 2,000 shares of Common Stock to an officer representing their bonus in accordance with his employment contract. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

         On July 31, 2003, the Company completed a private placement of its Notes, which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and one Warrant to purchase one-half of one share of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,723.83 and offering expenses of $110,778.10) of $6,938,498.07.

         The Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at the Company's option, in shares of the Company's Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano. Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION

CHANGES IN SECURITIES (CONTINUED)

days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006.

         The Company will not issue shares in payment of principal or interest on the Notes, nor will it issue shares upon exercise of the Warrants, and the Warrant exercise price will not be adjusted, if any of the foregoing would cause the Company to issue shares of Common Stock exceeding the number of shares that the Company could then issue in compliance with Section 4350(i) of the rules and regulations of Nasdaq, or any successor rule or regulation (the "Nasdaq Rule"). Under theNasdaq Rule, a company may not issue shares, and may not issue securities convertible into shares, where the shares issued could in the aggregate equal 20% or more of the voting power of the shares outstanding, without obtaining shareholder approval. The Company has agreed to include a proposal for the issuance of the foregoing shares in the proxy statement for its 2004 annual meeting of shareholders. If, because the Company has not obtained the requisite shareholder approval and the Warrant exercise price and number of shares issuable upon exercise cannot be adjusted under the anti-dilution provisions of the Warrants as a result of specified issuances of Common Stock at less than fair market value, then the exercise price of the Warrants will be reduced to the issuance price of the Common Stock that triggered the anti-dilution adjustment.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 10, 2003, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders elected Bruce F. Simberg (incumbent), Richard W. Wilcox, and James DePelisi to the Board of Directors. For Mr. Simberg, there were 2,811,699 votes in favor, 42,051 votes withheld, and 161,051 abstentions. For Messrs. Wilcox and DePelisi there were 2,817,300 votes in favor, 36,400 votes withheld, and 161,051 abstentions. There were 52,099 broker non-votes. Directors whose terms of office continued after the meeting were: Edward J. Lawson, Richard Widdicombe, Charles Hart, and Carl Dorf.

ITEM 5

OTHER INFORMATION

None

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION
ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             4.1      Form of 6% Senior Subordinated Note due July 31, 2006.

             4.2      Form of Redeemable Warrant dated July 31, 2006

             31.1.    Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act

             31.2     Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act.

             32.1     Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act.

             32.2     Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.

             Form 8-K filed on August 4, 2003, filing as Exhibit 99.1 thereto the press release of the Company, dated August 4, 2003, reporting the Company's financial results for the second quarter of 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            21ST CENTURY HOLDING COMPANY

                            By:  /s/ Richard A. Widdicombe
                                 ---------------------------------------------
                                 Richard A. Widdicombe, Chief Executive Officer

                                 /s/ James G. Jennings III
                                 ---------------------------------------------
                                 James G. Jennings III, Chief Financial Officer

Date: August 12, 2003