Form 10-Q/A
period 2003-03-31
21ST CENTURY HOLDING CO
filed 2003-08-28
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO ______________.


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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
     as of  March 31, 2003
     and December 31, 2002................................................  3

Consolidated Statements of Operations
     for the three months ended March 31, 2003
     and 2002.............................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2003
     and 2002.............................................................  5

Notes to Consolidated Financial Statements................................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.....................  11

ITEM 3:

Quantitative and Qualitative Disclosures About Market Risk................ 17

ITEM 4:

Controls and Procedures................................................... 17

PART II: OTHER INFORMATION

Other Information......................................................... 18

Signatures................................................................ 20

Certifications............................................................ 21

                         PART I - FINANCIAL INFORMATION

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
                                                                           ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                     2003            2002
                                                                                                 ------------    ------------
Cash flow from operating activities:
   Net income (loss)                                                                             $  2,308,401    $    991,370
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Amortization (accretion) of investment premium (discount), net                                   39,947         (15,029)
      Depreciation and amortization of property plant and equipment                                   101,639          95,895
      Deferred income tax expense                                                                     281,070        (149,700)
      Net realized investment (gains) losses                                                         (350,882)        (53,781)
      Amortization of deferred acquisition costs, net                                                (360,181)        (70,282)
      Provision for credit losses, net                                                                194,708         474,361
      Provision for uncollectible premiums receivable                                                  10,627          96,679
      Other                                                                                           254,312           5,052
      Changes in operating assets and liabilities:
          Premiums receivable                                                                         323,524      (2,011,600)
          Prepaid reinsurance premiums                                                              1,378,292      (2,395,023)
          Reinsurance recoverable, net                                                             (3,254,014)      1,322,946
          Deferred acquisition costs, net                                                             (65,585)        780,152
          Goodwill                                                                                   (179,716)             --
          Other assets                                                                               (234,389)      1,139,065
          Unpaid losses and loss adjusting expenses                                                 4,561,928         921,472
          Unearned premiums                                                                           377,869       4,142,084
          Premium deposits                                                                            471,305         334,052
          Unearned commissions                                                                             --        (435,332)
          Income taxes payable                                                                     (1,432,507)             --
          Accounts payable and accrued expenses                                                      (642,990)        277,319
          Drafts payable to insurance companies                                                           551         636,803
                                                                                                 ------------    ------------

Net cash provided by operating activities                                                           3,783,909       6,086,503
                                                                                                 ------------    ------------
Cash flow from investing activities:
   Proceeds from sale of investment securities available for sale                                  40,687,613       1,767,061
   Purchases of investment securities available for sale                                          (41,298,655)     (4,920,801)
   Finance contracts receivable, consumer loans and pay advances receivable                           310,667      (1,800,801)
   Sale of and collection of mortgage loans                                                             1,170         451,590
   Purchases of property and equipment                                                               (229,278)        (91,748)
   Net cash used in acquisitions                                                                           --         199,687
   Proceeds from sale of assets                                                                       270,000              --
                                                                                                 ------------    ------------
Net cash used in investing activities                                                                (258,483)     (4,395,012)
                                                                                                 ------------    ------------
Cash flow from financing activities:
   Bank overdraft                                                                                     (17,436)     (1,337,377)
   Dividends paid                                                                                    (210,854)        (60,868)
   Purchases of treasury stock                                                                        (19,756)          (,744)
   Revolving credit outstanding                                                                      (189,775)       (511,145)
                                                                                                 ------------    ------------
Net cash used in financing activities                                                                (437,821)     (1,918,134)
                                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents                                                3,087,605        (226,643)
Cash and cash equivalents at beginning of period                                                    4,478,383         775,699
                                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                                       $  7,565,988    $    549,056
                                                                                                 ============    ============
Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                                 $     55,412    $    101,172
                                                                                                 ============    ============
        Income taxes                                                                             $  2,450,000    $        258
                                                                                                 ============    ============
   Non-cash investing and financing activities:
        Accrued dividends payable                                                                $    210,807    $     60,268
                                                                                                 ============    ============
        Notes receivable, net of deferred gains, received for sale of agencies                   $     13,712              --
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

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, homeowners insurance, flood insurance and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of March 31, 2003, franchises were granted for 42 Fed USA agencies, of which 36 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation, electronic tax filing services, and income tax preparation software and service through Express Tax Service, Inc., ("Express Tax"), an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of June 30, 2003 there were 141 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, Express Tax offers tax preparation services through more than 500 licensees nationwide, acting as sales representatives of Express Tax.

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

         The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense ("LAE") and the recoverability of goodwill. In addition, significant estimates form the basis for the Company's reserves with respect to finance contracts, premiums receivable, deferred income taxes and the related valuation allowance, deferred policy acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. Management periodically re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) REVOLVING CREDIT OUTSTANDING

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with the lender, which gives the lender the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002, the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The credit commitment was reduced by the lender, primarily due to the AM Best ratings of third-party insurance carriers for which the Company was financing policies at the time. Simultaneously, the Company ceased financing policies underwritten by third-party insurance carriers and implemented the Company's newly developed direct bill program. The Company believes that these changes decreased credit risks and made the Company's reliance on the higher credit commitment previously offered by the lender unnecessary.

         By financing policies underwritten only by its own insurance carriers, the Company believes that its credit risks are reduced because it can more securely rely on the underwriting processes of its own insurance carriers. Furthermore, the direct bill program enables the Company to closely manage its risk while providing credit to its insureds. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The Company's underwriting standards require a down payment and subsequent monthly payments sufficient to create "policyholder's equity," or unearned premium, in the policy. The equity in the policy is collateral for the extension of credit to the insured. Through the Company's monitoring systems, the Company tracks delinquent payments and, in accordance with the terms of the extension of credit, cancels the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                        ==========   ==========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance Managing General Agents, Inc. ("Assurance MGA"), claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, flood insurance and homeowner and mobile home property and casualty insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

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

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, homeowners insurance, flood insurance and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National and American Vehicle. The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior. The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium.

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. As of March 31, 2003, franchises were granted for 42 Fed USA agencies, of which 36 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers income tax preparation, electronic tax filing services, and income tax preparation software and service through Express Tax Service, Inc., ("Express Tax"), an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of June 30, 2003 there were 141 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, Express Tax offers tax preparation services through more than 500 licensees nationwide, acting as sales representatives of Express Tax.

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

         The Company's primary products are standard and nonstandard personal automobile insurance. The former is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle and other factors. The latter is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. The Company's experience has been that Underwriting criteria in the industry generally for standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. The Company believes that these factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Additionally other insurance products offered include property insurance for the home and mobile home and, in June of 2003, the Company plans to launch a new general liability insurance product designed for the small artisan.

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

LOSSES AND LAE. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2003 was 64.9% compared with 58.6% for the same period in 2002. Losses and LAE incurred increased $3.6 million to $6.8 million for the three-month period ended March 31, 2003 from $3.2 million for the same period in 2002. Losses and LAE, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. The Company attributes the 113% increase to reserve strengthening. Loss ratios by company by major line are as follows:


                                                         March 31, 2003      March 31, 2002
                                                         --------------      --------------
Federated National Automobile                                 83.5%              79.2%
Federated National Home and Mobile Home                       16.8%              25.1%
American Vehicle Automobile                                   76.8%              77.9%

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital are revenues generated from operations, investment income and borrowings under the Revolving Agreement, described below. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow. Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002, the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The credit commitment was reduced by the lender, primarily due to the AM Best ratings of third-party insurance carriers for which the Company was financing policies at the time. Simultaneously, the Company ceased financing policies underwritten by third-party insurance carriers and implemented the Company's newly developed direct bill program. The Company believes that these changes decreased credit risks and made the Company's reliance on the higher credit commitment previously offered by the lender unnecessary.

         By financing policies underwritten only by its own insurance carriers, the Company believes that its credit risks are reduced because it can more securely rely on the underwriting processes of its own insurance carriers. Furthermore, the direct bill program enables the Company to closely manage its risk while providing credit to its insureds. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The Company's underwriting standards require a down payment and subsequent monthly payments sufficient to create "policyholder's equity," or unearned premium, in the policy. The equity in the policy is collateral for the extension of credit to the insured. Through the Company's monitoring systems, the Company tracks delinquent payments and, in accordance with the terms of the extension of credit, cancels the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder.

         The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an AM Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of March 31, 2003 and December 31, 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $122,645 and $312,420 for March 31, 2003 and December 31, 2002, respectively and are permissible by reason of a compensating cash balance held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the first quarter of 2003 and the year ended December 31, 2002 totaled approximately $55,000 and $342,000, respectively.

         For the three months ended March 31, 2003, operations generated operating cash flow of $3.8 million, which was primarily attributable to the increase in premiums written. This represents a $2.30 million decrease in cash provided by operations as compared to the period ending March 31, 2002. The decrease primarily reflects anomalies which occurred in the first quarter of 2002 stemming from the introduction of the accounts associated with the acquisition American Vehicle. Also, the implementation of the Company's direct bill program, settlement of federal and state income taxes, and declines in accounts payable and accrued expenses contributed to the decrease.

         The introduction of American Vehicle during the last quarter of 2001 resulted in significant increases in operating cash for the period ended March 31, 2002. As of March 31, 2003, however, a $1.84 million decline in cash flow was attributable to American Vehicle's integration into the consolidated operations of the Company for a full 12 months. Furthermore, as a result of the profitable operations for the year ended December 31, 2002, as compared to net losses reported for year ended December 31, 2001, federal and state income tax payments consumed $1.43 million of operating cash. Also, declines in accounts payable and accrued expense balances accounted for $930,000 of the decrease in the first quarter 2003 cash flow. On the other hand, during the first quarter of 2003, the Company's direct bill program contributed $1.97 million to operating cash, and the Company's increased net income, net of other non-cash items and agency commissions, contributed $80,000 to operating cash.

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

         Under these laws, Federated National would be permitted to pay dividends of approximately $207,000 to the Company in 2003, and American Vehicle would be permitted to pay $73,000 in dividends in 2003. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available to be paid by Federated National or American Vehicle to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2002, 2001 or 2000, and none are anticipated in 2003. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company. The payment of dividends may also be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position and the amount of premiums that can be written, as well as the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         Insurance companies are required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of March 31, 2003, based on calculations using the appropriate NAIC formula, the Company's total adjusted capital is in excess of ratios that would require regulatory action. GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of March 31, 2003 were approximately $9.8 million and $5.2 million, respectively, and their statutory net income for the quarter ended March 31, 2003 was $511,000 and $293,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of this report as amended was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Nevertheless, the controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the resolution of this case; consequently, no liability for fees and costs has been accrued.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5

OTHER INFORMATION

         None

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.

                  Form 8-K filed on May 5, 2003, attached and incorporated by reference Exhibit 99.1, press release of the Company dated May 5, 2003, reporting financial results for the first quarter of 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

                          21ST CENTURY HOLDING COMPANY



                          By: /s/ Richard A. Widdicombe
                              -----------------------------------------
                              Richard A. Widdicombe, Chief Executive Officer


                              /s/ J. G. Jennings III
                              ----------------------------------------------
                              J. G. Jennings III, Chief Financial Officer


Date: August 28, 2003