Form 10-K/A
period 2002-12-31
21ST CENTURY HOLDING CO
filed 2003-09-03
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21ST CENTURY HOLDING COMPANY
             (Exact name of registrant as specified in its Charter)

             FLORIDA                                   65-0248866
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S.  Employer Identification No)
incorporation or organization)


                4161 N.W. 5TH STREET, PLANTATION, FLORIDA 33317
                -----------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (954) 581-9993
                                 --------------
               Registrant's telephone number, including area code


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference: Portions of the Company's Proxy Statement for the 2003 Annual Meeting - Part III.

         General information about 21st Century Holding Company (the "Company") can be found at www.fedusa.com. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on its web site, as soon as reasonably practicable after they are electronically filed with the SEC.

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

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 40 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of December 31, 2002, franchises were granted for 40 FedUSA agencies, of which 34 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.


         The Company offers income tax preparation software and service through Express Tax Service, Inc. ("Express Tax"), an 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of December 31, 2002, 136 EXPRESSTAX franchises had been granted in nine states.


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

BUSINESS STRATEGY

         The Company's strategy is to seek continued growth of its business by capitalizing on the efficiencies of its vertical integration and by:


         o expanding into additional states. Currently, American Vehicle has applied to obtain a license to underwrite and sell automobile insurance in Alabama and anticipates filing applications in additional states in the southeastern U.S. shortly;

         o expanding the Company's product offerings to include commercial general liability insurance for businesses, for which the Company received regulatory approval in Florida;


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

         UNDERWRITING
         ------------


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

                                              YEARS ENDED DECEMBER 31,

                              2002                      2001                    2000
                      ------------------        -------------------       -------------------
                      PREMIUM     PERCENT        PREMIUM    PERCENT       PREMIUM     PERCENT
                      -------     -------        -------    -------       --------    -------
                                                (DOLLARS IN THOUSANDS)
Written:
  Automobile ...      $ 52,586      83.4%       $ 24,743      72.2%       $ 25,361       79.1%
  Homeowners ...         8,670      13.8%          7,662      22.4%          4,604       14.3%
  Mobile Home ..         1,780       2.8%          1,866       5.4%          2,109        6.6%
                      --------     -----        --------     -----        --------      -----
   Total Written      $ 63,036     100.0%       $ 34,271     100.0%       $ 32,074      100.0%

Ceded:
  Automobile ...      $ 25,286     100.0%       $(12,789)    100.0%       $ (7,625)     100.0%
  Homeowners ...            --      --                --      --                --       --
  Mobile Home ..            --      --                --      --                --       --
                      --------     -----        --------     -----        --------      -----
  Total Ceded ..      $ 25,286     100.0%       $(12,789)    100.0%       $ (7,625)     100.0%

Net:
  Automobile ...      $ 27,300      72.3%       $ 11,954      55.6%       $ 17,736       72.5%
  Homeowners ...         8,670      23.0%          7,662      35.7%          4,604       18.8%
  Mobile Home ..         1,780       4.7%          1,866       8.7%          2,109        8.7%
                      --------     -----        --------     -----        --------      -----
Total Net ......      $ 37,750     100.0%       $ 21,482     100.0%       $ 24,449      100.0%
                      ========     =====        ========     =====        ========      =====

         The Company markets its personal automobile insurance through its network of Company-owned agencies, franchised agencies and independent agents.


         STANDARD AUTOMOBILE. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle type and other factors. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. The Company is underwriting standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The approximate average premium on these policies is currently $1,400.


         NONSTANDARD AUTOMOBILE. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance generally involves the potential for higher claims experience. Loss exposure is limited, however, because premiums usually are at higher rates than those charged for standard insurance coverage and because approximately 37% of the policies issued by the company provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. The Company currently underwrites nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive and $50,000 for collision. The average annual premium on policies currently in force is approximately $717. Both Federated National and American Vehicle underwrite this coverage on an annual and semi-annual basis.

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

         HOMEOWNERS. Federated National underwrites homeowners' insurance principally in Central and Southern Florida. Homeowners' insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limits on homeowners' insurance are generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Federated National's property lines typically provide maximum coverage in the amount of $200,000, with the average policy limit being approximately $150,000. The average annual premium on policies currently in force is approximately $1,050 and the typical deductible is $1,000. The Company markets Federated National's homeowners' insurance through its network of Company-owned agencies, franchises, and independent agents.

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

         ASSURANCE MGA
         -------------

         Assurance Managing General Agents, Inc. ("Assurance MGA") acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and the Company's agencies and participates in the negotiation of reinsurance contracts.

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

         SUPERIOR ADJUSTING
         ------------------

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

         FEDERATED PREMIUM
         -----------------

         Federated Premium provides premium financing to Federated National's, American Vehicle's and third-party insureds', although the financing of third party insureds' policies was discontinued in the fourth quarter. Premium financing is marketed through the Company's distribution network of Company-owned and franchised agencies (but not through independent agents). Lending operations are supported by Federated Premium's own capital base and are currently leveraged through a credit facility with FlatIron Funding Company LLC.


         Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over the life of the policy. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from the Florida Guarantee Association, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. The Company believes that the premium financing it offers to its own insureds involves limited credit risk.

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

         The decrease in the maximum credit commitment under the revolving loan agreement was reduced by FlatIron due to the A.M. Best ratings of third party insurance carriers with which the Company was financing policies at the time. Simultaneously, the Company ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by the Company's insurance carriers. Additionally, the Company implemented a direct bill program for policies underwritten by the Company's carriers. These changes markedly decreased credit risks and made the Company's reliance on the higher credit commitment previously offered by FlatIron unnecessary.

         Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The direct billing program does not increase the Company's risk because the insurance policy, which serves as collateral, is managed by the Company's computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through the Company's monitoring systems, the Company tracks delinquent payments and, in accordance with the terms of the extension of credit, cancels the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder.By financing policies underwritten only by its own insurance carriers, the Company's credit risks are reduced because it can more securely rely on the underwriting processes of its own insurance carriers. Furthermore, the direct bill program enables the Company to closely manage its risk while providing credit to its insureds.

         The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement, was 6.23%, 7.84% and 9.55% for the years ended December 31, 2002, 2001 and 2000, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.


         TAX PREPARATION SERVICES AND ANCILLARY SERVICES
         -----------------------------------------------

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

         FRANCHISE OPERATIONS
         --------------------

         FedUSA franchises insurance and financial service. FedUSA commenced the offering of franchises in December 2000 and as of December 31, 2002 had 34 operating franchises.


         The franchise agreement for each FedUSA franchise grants the franchisee the right to operate a FedUSA insurance agency within an exclusive territory for a ten-year period, with two additional ten-year options. FedUSA collects a non-refundable initial franchise fee of $14,950, royalty fees, advertising fees, and other fees.

         In 2002, EXPRESSTAX began franchising an agency for tax return preparation, electronic filing and related financial products. The EXPRESSTAX franchise agreement grants the franchisee the non-exclusive right to open and operate a center for a ten-year period, with two additional ten-year options. EXPRESSTAX may collect a non-refundable initial franchise fee of $4,500, in addition to royalty fees, advertising fees, and other fees. As of December 31, 2002, 136 EXPRESSTAX franchises had been granted in nine states. The Company has ceased awarding new licenses. Renewals for existing licenses cost $300 per year, plus shipping, before June 15, and $500, plus shipping, thereafter.


         MARKETING AND DISTRIBUTION
         --------------------------

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in Central and South Florida through a network of 23 Company-owned agencies, 34 operating franchised agencies and approximately 125 independent agents. Company-owned agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola, Volusia and Seminole Counties, Florida. Franchised agencies are located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie and Orange Counties, Florida. Independent agents are located primarily in South Florida. The Company supports its agency network by advertising in various media in conjunction with its franchised agencies.

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

         The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies, franchised agencies and independent agents for the periods indicated:

                                                                     YEARS ENDED DECEMBER 31,
                                                   2002                         2001                        2000
                                          --------------------         --------------------        --------------------
                                          PREMIUMS     PERCENT         PREMIUMS     PERCENT        PREMIUMS     PERCENT
                                          --------     -------         --------     -------        --------     -------
                                                                       (DOLLARS IN THOUSANDS)
Through Company-owned agencies..........   $20,403        32.4%        $9,932          29.0%         $12,990      40.5%
Through franchised agencies.............    11,761        18.6%         2,659           7.7%              --         --
Through independent agents..............    30,872        49.0%        21,680          63.3%          19,084      59.5%
                                           -------       -----        -------         -----          -------     -----
   Total................................   $63,036       100.0%       $34,271         100.0%         $32,074     100.0%
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


         REINSURANCE
         -----------
         The Company follows industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and pays the ceding company a commission based upon the amount of insurance ceded. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.


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


         In order to minimize the effect of a natural disaster, the Company purchases catastrophic reinsurance from both the state-run Florida Hurricane Catastrophe Fund and private re-insurers. The Company uses actuarial models to determine what level of reinsurance would be necessary to limit the Company's total exposure under property insurance policies to the total amount of claims that would result from an event expected to occur no more often than once in every 100 years. As of December 31, 2002, Federated National would pay approximately $3 million in claims before catastrophic reinsurance would take effect. Afterward, the Company would pay all claims in excess of approximately $33 million.


         LIABILITY FOR UNPAID LOSSES AND LAE
         -----------------------------------

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

                                                                              YEARS ENDED DECEMBER 31,
                                                                      2002             2001              2000
                                                                      ----             ----              ----
                                                                             (DOLLARS IN THOUSANDS)
Balance at January ...........................................      $11,005            $9,766           $6,314
  Less reinsurance recoverables...............................       (4,798)           (2,790)          (1,886)
                                                                    -------           -------           ------
   Net balance at January 1...................................       $6,207            $6,976           $4,428
                                                                    =======           =======           ======
Incurred related to:
  Current year................................................      $15,896           $13,586          $13,545
  Prior years.................................................           91             2,569            1,445
                                                                    -------           -------           ------
   Total incurred.............................................      $15,987           $16,155          $14,990
                                                                    =======           =======           ======
Paid related to:
  Current year................................................       $8,149            $8,769           $8,013
  Prior years.................................................        4,908             8,258            4,429
                                                                    -------           -------           ------
   Total paid.................................................      $13,057           $17,027          $12,442
                                                                    =======           =======          =======

Balance, American Vehicle, at acquisition date................        $  --              $103             $ --
                                                                    =======           =======           ======

Net balance at end of period..................................       $9,136            $6,207           $6,976
  Plus reinsurance recoverables...............................        7,848             4,798            2,790
                                                                    -------           -------           ------
   Balance at end of period...................................      $16,984           $11,005           $9,766
                                                                    =======           =======           ======

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


                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                      2002     2001     2000     1999     1998     1997     1996      1995     1994     1993
                                      ----     ----     ----     ----     ----     ----     ----      ----     ----     ----
                                                                      (DOLLARS IN THOUSANDS)
Balance Sheet Liability              $9,136   $6,207   $6,976   $4,428   $5,366   $4,635   $4,532   $3,688    $3,355   $2,507

Cumulative paid as of:
One year later..................              5,275    8,228     4,289   3,460    2,694     2,850    3,250     2,412    1,916
Two years later.................                       9,568     5,799   4,499    3,533     3,539    3,898     3,675    2,377
Three years later...............                                 6,328   5,111    3,972     3,882    4,164     3,901    2,817
Four years later................                                         5,387    4,241     4,107    4,300     3,997    2,897
Five years later................                                                  4,325     4,223    4,404     4,054    2,928
Six years later.................                                                            4,262    4,493     4,119    3,027
Seven years later...............                                                                     4,423     4,187    3,027
Eight years later...............                                                                               4,083    3,091
Nine years later................                                                                                        2,936

Re-estimated net liability as of:
End of year.....................     $9,136   $6,207   $6,976   $4,428   $5,366   $4,635   $4,532   $3,688    $3,355   $2,507
One year later..................              6,954    9,445     5,875   4,676    4,360     4,332    4,728     3,654    2,375
Two years later.................                       10,197    6,284   5,160    4,063     4,255    4,867     4,540    2,577
Three years later...............                                 6,605   5,352    4,317     4,102    4,872     4,613    2,981
Four years later................                                         5,515    4,386     4,304    4,748     4,598    3,003
Five years later................                                                  4,395     4,321    4,899     4,516    3,023
Six years later.................                                                            4,321    4,905     4,626    3,085
Seven years later...............                                                                     4,792     4,644    3,085
Eight years later...............                                                                               4,523    3,127
Nine years later................                                                                                        3,081

Cumulative redundancy (deficiency)   $   --   $(747)   $(3,221) $(2,177) $(149)   $  240   $   211  $(1,104)  $(1,168)  $(574)

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

                                                                     YEARS ENDED DECEMBER 31,
                                                                  2002                       2001
                                                                  ----                       ----
                                                                       (DOLLARS IN THOUSANDS)
         GAAP basis Loss and LAE reserves                       $16,984                   $11,005
         Less unpaid Losses and LAE ceded                        (7,847)                   (4,798)
         Insurance apportionment plan                               285                        --
                                                                 ------                    ------
         SAP basis Loss and LAE reserves                         $9,422                    $6,207
                                                                 ======                    ======

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

                                                YEARS ENDED DECEMBER 31,
                                           2002            2001           2000
                                           ----            ----           ----

Loss Ratio...........................       60%            82%              80%
Expense Ratio........................       25%            25%              31%
                                            --             --               --
Combined Ratio.......................       85%           107%             111%
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

         GENERAL
         -------

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


         Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. The Company's experience in Florida to date, however, has been that although legislative proposals of this type have been considered from time to time, none have yet been adopted. Nevertheless, the Florida legislature may adopt laws of this type in the future, which could adversely the Company's business.


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

         In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The requirements establish various levels of regulatory action. Based upon the 2002 statutory financial statements for Federated National and American Vehicle, each company's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Financial Services, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

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

         INSURANCE HOLDING COMPANY REGULATION
         ------------------------------------

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

         FINANCE COMPANY REGULATION
         --------------------------

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

         FRANCHISE COMPANY REGULATION
         ----------------------------

         FedUSA and EXPRESSTAX are subject to Federal Trade Commission ("FTC") regulation, and state and international laws, which regulate the offer and sale of franchises. FedUSA and EXPRESSTAX are also subject to a number of state laws, which regulate substantive aspects of the franchisor franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") require FedUSA and EXPRESSTAX to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

         State laws that regulate the offer and sale of franchises and the franchisor franchisee relationship presently exist in a substantial number of states. Such laws often require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination among franchisees in charges, royalties or fees.

         UNDERWRITING AND MARKETING RESTRICTIONS
         ---------------------------------------

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

         LEGISLATION
         -----------

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

         INDUSTRY RATINGS SERVICES
         -------------------------


         In 2002, A.M. Best Company assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). Federated National and American Vehicle are rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. Best's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.


EMPLOYEES

         As of December 31, 2002, the Company and its subsidiaries had 233 employees. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be satisfactory.


SENIOR MANAGEMENT

         Set forth below is certain information concerning senior management of the Company who are not also executive officers or directors of the Company:


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

         James A. Epstein was appointed Secretary in January 2002. Mr. Epstein joined the Company as General Counsel in September 2000. From 1997 to 1999, Mr. Epstein was an attorney with Conrad & Scherer in Fort Lauderdale, Florida, and from June 1999 to September 2000, Mr. Epstein was General Counsel for 186K.Net, Co., a private company in Boca Raton, Florida.


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

GENERALLY ACCEPTED ACCOUNTING               Accounting practices and principles,
 PRINCIPLES ("GAAP")                        as defined principally by the
                                            American Institute of Certified
                                            Public Accountants, the Financial
                                            Accounting Standards Board. GAAP is
                                            the method of accounting typically
                                            used by the Company for reporting to
                                            persons or entities other than
                                            insurance regulatory authorities.

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

INSURANCE REGULATORY INFORMATION            A system of ratio analysis developed
 SYSTEM ("IRIS")                            by the NAIC primarily intended to
                                            assist state insurance Department of
                                            Financial Services in executing
                                            their statutory mandates to oversee
                                            the financial condition of insurance
                                            companies.

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

NATIONAL ASSOCIATION OF INSURANCE           A voluntary organization of state
 COMMISSIONERS ("NAIC")                     insurance officials that promulgates
                                            model laws regulating the insurance
                                            industry, values securities owned by
                                            insurers, develops and modifies
                                            insurer financial reporting,
                                            statements and insurer performance
                                            criteria and performs other services
                                            with respect to the insurance
                                            industry.

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

RISK-BASED CAPITAL REQUIREMENTS             Capital requirements for property
 ("RBC")                                    and casualty insurance companies
                                            adopted by the NAIC to assess
                                            minimum capital requirements and to
                                            raise the level of protection that
                                            statutory surplus provides for
                                            policy holder obligations.

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

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes 627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The "JUA Plan" shall provide for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the "JUA Plan" and the deficit is not recovered through the policyholders in the "JUA Plan," such deficit shall be recovered from the companies participating in the "Plan" in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the joint underwriting "JUA Plan."

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

     QUARTER ENDED                   HIGH             LOW
     -------------                   ----             ---
     March 31, 2002                 $4.89            $3.04
     June 30, 2002                 $12.20            $4.55
     September 30, 2002             $7.45            $4.29
     December 31, 2002             $13.61            $6.68

     March 31, 2001                 $3.38            $1.91
     June 30, 2001                  $3.10            $2.03
     September 30, 2001             $2.65            $0.98
     December 31, 2001              $3.15            $1.50

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

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS

         See the section under Item 11. "Executive Compensation" entitled "Equity Compensation Plan Information for Fiscal 2003" in this report.

         For additional information concerning the Company's capitalization please see Note 16, "Stock Compensation Plans" of the Notes to the Consolidated Financial Statements included in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                                As of or for the year ended December 31,
                                                                ----------------------------------------
OPERATIONS DATA:                                      2002             2001            2000              1999            1998
                                                  ------------     ------------     ------------     ------------     ------------
Revenue:
   Gross premiums written ....................    $ 63,036,468     $ 34,271,338     $ 32,073,768     $ 19,273,561     $ 21,195,144
   Gross premiums ceded ......................     (25,286,828)     (12,789,404)      (7,625,095)      (6,221,853)      (6,628,270)
                                                  ------------     ------------     ------------     ------------     ------------
       Net premiums written ..................      37,749,640       21,481,934       24,448,673       13,051,708       14,566,874
   Decrease (increase) in unearned premiums,
     net of prepaid reinsurance premiums .....      (8,356,636)      (1,226,373)      (4,127,334)         404,640         (604,143)
                                                  ------------     ------------     ------------     ------------     ------------
       Net premiums earned ...................      29,393,004       20,255,561       20,321,339       13,456,348       13,962,731
   Commission income .........................       1,905,936        2,828,779        2,780,869        4,410,856        2,036,637
   Finance revenue ...........................       4,452,626        5,267,523        5,709,848        3,696,843        1,825,268
   Managing general agent fees ...............       1,970,226        5,871,388        5,410,500          963,797          971,794
   Net investment income .....................       1,253,765        1,066,641        1,225,413          853,659          983,592
   Net realized investment gains (losses) ....      (1,369,961)      (2,911,658)        (109,256)         952,153          441,810
   Other income ..............................       2,973,950        3,098,332        2,214,894        1,043,798          446,635
                                                  ------------     ------------     ------------     ------------     ------------
       Total revenue .........................      40,579,545       35,476,566       37,553,607       25,377,454       20,668,467
                                                  ------------     ------------     ------------     ------------     ------------

Expenses:
   Losses and loss adjustment expenses .......      15,987,125       16,154,902       14,990,118        8,094,677        9,133,332
   Operating and underwriting expenses .......      10,778,990       11,644,183       11,892,577        7,032,428        4,291,613
   Salaries and wages ........................       8,004,694        8,478,771        9,375,775        7,474,572        4,042,226
   Amortization of deferred acquisition
     costs, net ..............................      (2,064,314)       1,467,238        1,673,754          (18,563)         179,057
   Amortization of goodwill ..................              --          540,010          606,653          547,548          239,619
                                                  ------------     ------------     ------------     ------------     ------------
       Total expenses ........................      32,706,495       38,285,104       38,538,877       23,130,662       17,885,847
                                                  ------------     ------------     ------------     ------------     ------------

Income (loss) before provision for income tax
   expense and extraordinary gain ............       7,873,050       (2,808,538)        (985,270)       2,246,792        2,782,620
(Provision) benefit for income tax expense ...      (3,302,849)         630,553          462,396         (680,061)        (965,000)
                                                  ------------     ------------     ------------     ------------     ------------
       Net income (loss) and
         extraordinary gain ..................       4,570,201       (2,177,985)        (522,874)       1,566,731        1,817,620

Extraordinary gain ...........................              --        1,185,895               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
       Net income (loss) .....................    $  4,570,201     $   (992,090)    $   (522,874)    $  1,566,731     $  1,817,620
                                                  ============     ============     ============     ============     ============

Basic net income (loss) per share
   before extraordinary gain .................    $       1.52     $      (0.69)    $      (0.15)    $       0.46     $       0.79
                                                  ============     ============     ============     ============     ============

Extraordinary gain ...........................              --             0.38               --               --               --
                                                  ============     ============     ============     ============     ============

Basic net income (loss) per share ............    $       1.52     $      (0.31)    $      (0.15)    $       0.46     $       0.79
                                                  ============     ============     ============     ============     ============

Cash dividends declared per share ............    $       0.15     $       0.08     $       0.02               --               --
                                                  ============     ============     ============     ============     ============
BALANCE SHEET DATA:

Total assets .................................    $ 75,318,011     $ 56,228,577     $ 55,412,969     $ 38,686,404     $ 38,176,403
   Investments ...............................      25,377,796       17,507,422       18,965,798       13,916,571       17,705,266
   Finance contracts, consumer loans and
     pay advances receivable, net ............       7,217,873       10,813,881       13,792,791        9,642,163        7,093,593

Total liabilities ............................      57,220,348       42,019,446       40,456,972       22,932,516       23,208,580
   Unpaid losses and loss adjustment expenses       16,983,756       11,005,337        9,765,848        6,314,307
                                                                                                                         7,603,460
   Unearned premiums .........................      28,934,486       14,951,228       13,038,417        8,037,083        8,534,320
   Revolving credit outstanding ..............       4,312,420        6,676,817        8,091,034        4,650,026        2,062,948

Total shareholders' equity ...................    $ 18,097,664     $ 14,209,131     $ 14,955,997     $ 15,753,888     $ 14,967,823

Book value per share .........................    $       6.02     $       4.69     $       4.49     $       4.67     $       4.47

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies owned by Federated Agency Group, a wholly-owned subsidiary, 34 operating franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, franchises agencies under the FedUSA name. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.


         The Company offers income tax preparation software and service through Express Tax, its 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX, a wholly-owned subsidiary of Express Tax. As of December 31, 2002, 136 EXPRESSTAX franchises had been granted in nine states.


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

ANALYSIS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001


         INVESTMENTS. Investments increased $7.9 million to $25.4 million as of December 31, 2002 from $17.5 million as of December 31, 2001 primarily as a result of an increase in insurance premiums written. An investment impairment of $2.0 million was charged to operations in 2002 for WorldCom bonds held by the Company and reflecting WorldCom's bankruptcy. These bonds were marked to market from $2.5 million to $0.5 million based on the Company's estimate of the ultimate realizable value of the bonds. As a result of this occurrence, management more carefully monitors its investment concentrations, industries and asset allocations. There were no instances of large concentrations of investment securities requiring write downs. The Company did not hold any non-traded investment securities during 2002 or 2001.

         Below is a summary of unrecognized impairment loss at December 31, 2002 by investment category.

                                                               NET
                                                            UNREALIZED
                                                          GAINS (LOSSES)
                                                        -------------------
         December 31, 2002
         Fixed maturities:
             U.S. government obligations                     $     425
             Obligations of states and
               political subdivisions                           33,610

         Corporate securities:
             Communications                                   (332,383)
             Financial                                          62,101
             Other                                              28,703
                                                             ---------
                                                             $(207,544)
                                                             =========

         Equity securities:
                           Preferred stocks                  $    (316)
                           Common stocks                       (23,843)
                                                             ---------
                                                             $ (24,159)
                                                             ---------
         Total fixed and equity securities                   $(231,704)
                                                             =========

         The Company believes that none of its net unrealized losses at December 31, 2002 or March 31, 2003 meet the criteria for "other than temporary" impairment. In addition, the Company had no realized losses during the quarter ended March 31, 2003, which would confirm that the unrealized losses at December 31, 2002 were other than temporary.

         It is often difficult to anticipate the necessity for "other than temporary" mark downs. An issuer's delinquent interest payments and/or delinquent principal repayments, coupled with adverse news bulletins such as filing for bankruptcy, would indeed trigger the necessity to recognize a devaluation. Based on information known through the release of the issurers' respective financial statements, the Company determined, in its best judgment, that all other market values less than cost were temporary. Temporary timing differences between current market price and book value do not affect current earnings, but are treated as adjustments to the equity section of the Company's balance sheet. When the current market price of a security is less than book value and the timing differences are associated with "other than temporary" or permanent declines, then the resulting adjustment would always have a negative impact on earnings and would be recognized in the current period earnings. Such adjustments cannot be subsequently revalued upward through earnings.

The following tables relate to securities with an unrealized loss.

                                     FIXED MATURITIES       FIXED MATURITIES
                                     INVESTMENT GRADE     NON-INVESTMENT GRADE   PREFERRED STOCK      COMMON STOCK
                                     ----------------     --------------------   ---------------      ------------
         CARRYING VALUE
         December 31, 2002              $ 24,400,348         $    500,243        $    208,316         $    355,549
         December 31, 2001                16,915,642                    0             208,316                    0

         UNREALIZED GAIN (LOSS)
         December 31, 2002                  (294,803)              87,257                (316)             (23,843)
         December 31, 2001                   202,321                    0             (15,816)                   0

         PERCENTAGE OF LOSSES TO
         CARRYING VALUE
         December 31, 2002                     (1.21)               17.44               (0.15)               (6.71)
         December 31, 2001                      1.20                    0               (7.59)                   0




                                            2002                                                  2001
                                                        % OF UNREALIZED                                       % OF UNREALIZED
                                      UNREALIZED GAIN    GAIN (LOSS) TO                     UNREALIZED GAIN    GAIN (LOSS) TO
                     CARRYING VALUE        (LOSS)        CARRYING VALUE    CARRYING VALUE        (LOSS)        CARRYING VALUE
                     --------------        ------        --------------    --------------        ------        --------------
Fixed maturities
investment grade        $24,400,348     $  (294,803)        (1.21)%        $16,915,642        $  (202,231)           (1.20)%

Fixed maturities
non-investment
grade                   $   500,243     $    87,257          17.44%        $        --        $        --         $     --

Preferred stock         $   208,316     $      (316)        (0.15)%        $   208,316        $   (15,816)           (7.59)%

Common stock            $   355,549     $   (23,843)        (6.71)%        $        --        $        --         $     --

         Total          $25,464,456     $  (231,705)                       $17,123,958        $   186,505

         Of the securities held in the Company's investment portfolio, 97.3% and 95.5% were bonds, and 2.1% and 1.1% were equity securities at December 31, 2002 and 2001, respectively. Investment in mortgage loans were 0.6% and 3.4% at December 31, 2002 and 2001, respectively.

         Of the total fair value and unrealized loss of the Company's investment portfolio, 19.64% and 0 % of the fair value, and 0 % and 0 % of the unrealized loss at December 31, 2002 and 2001, respectively, were attributable to non-investment grade or non-rated securities.

         As of December 31, 2002, there were no unrealized losses of individual material underwater securities.

         The following is a summary of the securities sold at a loss during 2002.

Description              Amount of Loss          Fair Value           Discussion:
-----------              --------------          ----------           -----------
Lucent Tech.            $      (103,696)      $        794,256        During 2002, the telecommunications industry was
                                                                      adversely affected by the circumstances involving the
                                                                      investigation and discovery of fraud in companies such
                                                                      as WorldCom, Enron, etc.  Lucent was acquired in May
                                                                      2001 and has been at an unrealized loss since that
                                                                      time.  The ability and intent to hold securities with
                                                                      unrealized losses until they mature or recover is not
                                                                      contradicted in this case because of the unusual and
                                                                      unpredictable circumstances which occurred during 2002.

Other fixed                                                           The numerous securities included here realized losses
securities              $       (59,549)      $      2,185,045        at a less material amount and occurred as a result of
                                                                      overall market declines.

Common                  $      (103,334)      $        923,908        The numerous securities included here realized losses
                                                                      at a less material amount and occurred as a result of
                                                                      overall market declines.  Net gains were realized as a
                                                                      result of sales during 2002.

         The following table shows the maturity dates for the fixed maturity securities in the Company's investment portfolio grouped by class:

                     1 YEAR OR LESS      1-5 YEARS         5-10 YEARS       10-20 YEARS        +20 YEARS           TOTAL
                     --------------      ---------         ----------       -----------        ---------           -----
U.S. Government                            $102,183
Municipals               $103,304           468,274        $5,403,352        $2,385,390          $195,831               --
Corporate               2,272,263        12,371,401         1,598,594                --                --               --
                       ----------       -----------        ----------        ----------          --------       -----------
Total                  $2,375,567       $12,941,857        $7,001,946        $2,385,390          $195,831       $24,900,592
% of Total               9.45%             51.97%            28.12%            9.58%             0.79%              100%

         For 2002, the Company's fixed maturities rate of return was 12% as compared to the Lehman Treasury Bond Fund of 10% and the Company's rate of return for stocks held was (5%) as compared to the S&P of (23%) for the same period.

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


         Deferred acquisition costs recognized for 2002 resulted in approximately $2.1 million of income as compared to a net expense for 2001 of approximately $1.5 million. The 2002 income recognized results primarily from the netting of ceded commissions earned against the costs amortized each year which exceeded such costs in 2002.. The change in deferred policy acquisition costs, net of approximately $3.5 million, from 2002 to 2001 occurred as a result of the increased ceded commissions written in 2002 over 2001 of approximately $12.5 million, a reduction in the amount of commissions paid to independent agents as a result of in-house underwriting, recognition of unearned commissions related to third-party premium underwriting which was discontinued in late 2001, and the utilization of the available in-house underwriting capacity to absorb the increase in earned premiums from 2002 over 2001.

         Most of the 2002 change in deferred policy acquisition costs, net, was recorded in the fourth quarter of 2002. This fourth quarter adjustment resulted from a reclassification of ceded commissions earned on third-party premium underwriting which had been previously recorded as managing general agent fees of approximately $1,000,000 and the computation of policy acquisition costs exclusive of commissions expense for the year of approximately $400,000. In the past, the difference in the deferred policy acquisition costs (excluding commission) was not material and accordingly was adjusted in the fourth quarter. The remaining difference of approximately $800,000 resulted from the increase in unearned premiums for the quarter, as compared to the first nine months of 2002. The increase in unearned premiums for the fourth quarter was approximately $800,000, compared to $7.5 million for the first nine months of 2002, increasing the amount of ceded commissions earned for the quarter compared to the first nine months of 2002.

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

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid loss and loss adjustment expenses increased $6.0 million, from $11.0 million at December 31, 2001 to $17.0 million as of December 31, 2002. This increase is primarily due to the addition of American Vehicle's loss reserves, which represent a full year's experience for 2002.


         Reserve estimation is an ongoing process in which management assesses reserve adequacy based on as much information as possible. Frequency and severity trends guide management to its conclusions as to the ultimate cost to close a claim file.

         As to the reserve strengthening of the first quarter 2003 as compared to the same period for 2002, the increase was due primarily to the addition of American Vehicle to the Company's consolidated financial statements. As of March 31, 2002, American Vehicle had five months of business recorded on its books as compared to seventeen months as of March 31, 2003. Comparing incurred loss and loss adjusting expenses for the first quarter of 2003 to 2002, the addition of American Vehicle accounts for 73% of the $3.6 million increase to reserves. Mitigating this reserve increase is the increase in earned premiums of $5.0 million for the same period, of which 67% of that increase can also be attributed to American Vehicle.

         The loss reserves, net of reinsurance, at the beginning of 2002 increased by $747,000 as of December 31, 2002. The increase in the reserve for the year represents a decrease for payments on outstanding claims as of December 31, 2001 of $5,296,000 and an decrease in the reserve of $4,579,000 for the amount necessary to adjust the reserve to the reevaluated amount of the reserve for accident years 2001 and prior. This increase in the reserve was necessary in management's judgment to reflect recent trends in the amount of claims settled as compared with the previous amount estimated to settle such claims.

         The table below depicts the reserve balances by major line of business for the years ended December 31, 2002 and 2001.

                          LINE OF BUSINESS                     2002                       2001
                          ----------------                     ----                       ----

                Automobile liability                      $ 14,813,864                $ 10,323,231

                Automobile physical damage                   1,165,008                      87,241

                Homeowner and mobile homeowner               1,004,884                     594,865
                                                          ------------                ------------
                Total unpaid loss and Loss
                adjustment expenses                       $ 16,983,756                $ 11,005,337

         The Company employs various statistical methodologies, including but not limited to, frequency and severity models, paid to ultimate models, and ultimate loss ratio methods, to determine the point within management's best estimate of the applicable range for the computation of reserve adequacy. Subsequently, the Company's data is submitted to an actuary who subjects the data experience to many actuarially accepted models. Based on all available information, the actuary may either acquiesce to the reserve adequacy by concluding the Company's results are within the actuary's computed range or within a nominal percentage deviation. The Company's actuary provides a separate report for each of the Company's insurance subsidiaries. Federated National carried reserves of $12,129,000 at December 31, 2002, while the actuary's results concluded that of the possible range of outcomes, approximately $9,900,000 would be the low estimate and $16,800,000 would be the high estimate. American Vehicle carried reserves of $5,799,000 at December 31, 2002, while the actuary's estimate of reserves was approximately $4,700,000.

         Federated National and American Vehicle do not insure asbestos-related illnesses, environmental remediation, product liability and other highly uncertain exposures.


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


         GROSS PREMIUMS CEDED. Gross premiums ceded increased from $12.8 million for the year ended December 31, 2001, to $25.3 million for the year ended December 31, 2002. The increase of $12.5 million is primarily due to the acquisition of American Vehicle and its 70% quota-share reinsurance treaty, which the Company entered into in order to maintain the ratio of premiums written to surplus mandated by the State of Florida.

         DECREASE (INCREASE) IN UNEARNED PREMIUMS, NET OF PREPAID REINSURANCE PREMIUMS. The increase in unearned premiums, net of prepaid reinsurance premiums, was $7.1 million for the year ended December 31, 2002. The increase is primarily due to the addition of a full year of operations for American Vehicle as compared to two months of operations in 2001. The rate of return for 2002, according to the Lehman Treasury Bond Fund Index, was 10.26%. The rate of return for 2002 for the Company's fixed holdings was 12%. The rate of return for 2002, according to S&P 500, was 23.37%. The rate of return for 2002 for stocks held by the Company was 5%.

         MANAGING GENERAL AGENT FEES. Managing general agent fees are charged at a rate of $25.00 per policy, which is the maximum currently permitted under Florida law. These fees declined $3.9 million to $2.0 million for the year ended 2002. The decline is a result of Assurance MGA's completion of underwriting insurance for an unaffiliated insurance company.


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


         GROSS PREMIUMS CEDED. Gross premiums ceded increased from $7.6 million for the year ended December 31, 2000, to $12.8 million for the year ended December 31, 2001, reflecting in part the acquisition of American Vehicle in 2001. The Company ceded 70% of the premiums written by American Vehicle in order to maintain the ratio of premiums written to surplus mandated by the State of Florida. In addition, in 2000, the Company had 30% automobile quota-share reinsurance as compared to 50% automobile quota-share reinsurance in 2001 for premiums written by Federal National.


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


         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in October 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The maximum credit commitment under the revolving loan agreement was reduced by FlatIron due to the A.M. Best ratings of third party insurance carriers for which the Company was financing policies at the time.

Simultaneously, the Company ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by the Company's insurance carriers. Additionally, the Company implemented a direct bill program for policies underwritten by the Company's carriers. These changes markedly decreased credit risks and made the Company's reliance on the higher credit commitment previously offered by FlatIron unnecessary. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement was 6.23%, 7.84% and 9.55% for the years ended December 31, 2002, 2001 and 2000, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.

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


         The $15.9 million increase in cash provided by operations for 2002 as compared to 2001 primarily reflects the growth resulting from the acquisition of American Vehicle, a provision for federal and state income taxes not requiring the use of cash during 2002, and increases in accounts payable and accrued expenses. With the introduction of American Vehicle during the last quarter of 2001, significant increases in operating cash for the period ended December 31, 2002 resulted most notably in the form of unearned premiums of $12.1 million and $4.8 million in increased unpaid loss and loss adjustment expenses. The change in deferred acquisition costs, net, gave rise to $1.2 million of cash used, while unearned commissions used $1.7 million of cash. The decline in premium deposits consumed $1.2 million of cash. The increase in prepaid reinsurance premiums and the offsetting decrease in reinsurance recoverable provided a net cash increase of $50,000, net, virtually offset each other, and are related to the timing and settlement of the Company's quota-share reinsurance treaties. The increased focus on direct billing of policy holders for insurance premiums offset cash provided by operation by approximately $6.97 million. The change in focus to direct billing from premium financing of insurance policies occurred to reduce bad debts and the Company's reliance on external financing for the premium finance operation.

         Additionally, as a result of the profitable operations for the year ended December 31, 2002 as compared to net losses reported for the year ended December 31, 2001, the Company recorded federal and state income tax accruals, net of deferrals, which did not require the outlay of cash. This provided approximately $930,000 of operating cash. Also, increases in accounts payable and accrued expense balances accounted for $3.10 million of the increase in cash flow. Increased net income, net of other non-cash items, contributed $6.3 million to the overall increase in cash provided by operation during 2002.

         Investing activities used cash of approximately $6.9 million in 2002, whereas in 2001 these activities provided cash of approximately $2.5 million for 2001. The change results primarily from purchases of investment securities partially offset by a decrease in finance contract receivables.

         Financing activities used cash of approximately $5.7 million in 2002 as compared to 2001, which used approximately $2.0 million of cash. The increase in the use of cash is primarily due to the repayment of the revolving credit line and the use of cash to decrease bank overdrafts.

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

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                YEAR ENDED DECEMBER 31, 2002
                                                                --------------------------------------------------------
                                                                 FIRST           SECOND           THIRD          FOURTH
                                                                QUARTER         QUARTER          QUARTER         QUARTER
                                                                -------         -------          -------         -------
         Revenue:
           Net premiums earned............................     $5,434,494      $6,485,963       $8,464,577     $ 9,007,970
           Other revenue..................................      4,072,506       2,130,890        3,358,590       1,630,789
                                                               ----------      ----------       ----------     -----------
              Total revenue...............................      9,507,000       8,616,853       11,823,167      10,638,759
         Expenses:
           Losses and loss adjustment expenses............      3,184,631       3,330,196        4,228,536       5,243,762
           Other expenses.................................      4,778,133       4,363,266        4,801,183       2,783,022
                                                               ----------      ----------       ----------     -----------
              Total expenses..............................      7,962,764       7,693,462        9,029,719       8,026,784
         Income (loss) before provision for income tax
            expense and extraordinary gain................      1,544,236         923,391        2,793,448       2,611,975
         (Provision) benefit for income tax expense.......       (552,866)       (891,350)      (1,046,718)       (811,915)
                                                               ----------      ----------       ----------     -----------
              Net income (loss) before extraordinary gain.        991,370          32,041        1,746,730       1,800,060
         Extraordinary gain...............................             --              --               --              --
                                                               ----------      ----------       ----------     -----------
              Net income (loss)...........................       $991,370         $32,041       $1,746,730      $1,800,060
                                                               ==========      ==========       ==========     ===========
         Basic net income (loss) per share................          $0.33           $0.01            $0.58           $0.60
                                                               ==========      ==========       ==========     ===========

                                                                              YEAR ENDED DECEMBER 31, 2001
                                                                -------------------------------------------------------
                                                                 FIRST           SECOND           THIRD          FOURTH
                                                                QUARTER         QUARTER          QUARTER         QUARTER
                                                                -------         -------          -------         -------
         Revenue:
           Net premiums earned............................     $4,683,724     $ 5,191,369      $ 5,273,233     $ 5,107,235
           Other revenue..................................      4,864,426       2,971,661        3,400,731       3,984,187
                                                               ----------     -----------      -----------     -----------
              Total revenue...............................      9,548,150       8,163,030        8,673,964       9,091,422
                                                               ----------     -----------      -----------     -----------
         Expenses:
           Losses and loss adjustment expenses............      3,331,245       5,257,370        3,620,297       3,945,990
           Other expenses.................................      5,450,816       5,328,624        6,376,311       4,974,451
                                                               ----------     -----------      -----------     -----------
              Total expenses..............................      8,782,061      10,585,994        9,996,608       8,920,441
                                                               ----------     -----------      -----------     -----------
         Income (loss) before provision for income tax
            expense and extraordinary gain................        766,089      (2,422,964)      (1,322,644)        170,981
         (Provision) benefit for income tax expense.......       (267,343)        933,293          (12,133)        (23,264)
                                                               ----------     -----------      -----------     -----------
              Net income (loss) before extraordinary gain.        498,746      (1,489,671)      (1,334,777)        147,717
         Extraordinary gain...............................             --              --        1,185,895              --
                                                               ----------     -----------      -----------     -----------
              Net income (loss)...........................     $  498,746     $(1,489,671)     $  (148,882)    $   147,717
                                                               ==========     ===========      ===========     ===========

         Basic net income (loss) per share before
              extraordinary gain                               $     0.15     $     (0.47)     $     (0.43)    $      0.05
                                                               ==========     ===========      ===========     ===========
         Extraordinary gain per share.....................             --              --             0.38              --
                                                               ==========     ===========      ===========     ===========
         Basic net income (loss) per share................     $     0.15     $     (0.47)     $     (0.05)    $      0.05
                                                               ==========     ===========      ===========     ===========

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

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

         The table below sets forth investment results for the periods indicated.

                                                                        YEARS ENDED DECEMBER 31,
                                                                   2002              2001             2000
                                                                   ----              ----             ----
                                                                            (DOLLARS IN THOUSANDS)
Interest on fixed maturities...............................      $ 1,190          $   485           $  552
Dividends on equity securities.............................           18               13               44
Interest on short-term investments.........................           59              559              647
Other......................................................           17               39               10
                                                                 -------          -------           ------
Total investment income....................................        1,284            1,096            1,253
Investment expense.........................................          (30)             (29)             (28)
                                                                 -------          -------           ------
Net investment income......................................      $ 1,254          $ 1,067           $1,225
                                                                 =======          =======           ======

Net realized gain (loss)...................................      $(1,370)         $(2,912)          $ (109)
                                                                 =======          =======           ======

         The following table summarizes, by type, the investments of the Company as of December 31, 2002.

                                                                 CARRYING             PERCENT
                                                                  AMOUNT              OF TOTAL
                                                                  ------              --------
                                                           (DOLLARS IN THOUSANDS)
Fixed maturities, at market:
  U.S. government agencies and authorities                         $   105                .41%
  Obligations of states and political subdivisions                   8,587              33.83%
  Corporate securities                                              16,001              63.03%
                                                                   -------              -----
    Total fixed maturities                                          24,693              97.27%
  Equity securities, at market                                         547               2.15%
  Mortgage notes receivable                                            145                .58%
                                                                   -------              -----
   Total investments                                               $25,385              100.0%
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
                               =======            =====

         The following table summarizes, by maturity, the fixed maturities of the Company as of December 31, 2002.

                                                           CARRYING            PERCENT OF
                                                            AMOUNT                TOTAL
                                                            ------                -----
                                                      (DOLLARS IN THOUSANDS)
Matures In:
One year or less.....................................          $ 1,358             6.0%
One year to five years...............................           13,213            54.0%
Five years to 10 years...............................            7,590            30.0%
More than 10 years...................................            2,532            10.0%
                                                               -------           -----
    Total fixed maturities...........................          $24,693           100.0%
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

         The following table provides information about the Company's financial instruments as of December 31, 2002 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

                                                                                                                           CARRYING
                                                       2003      2004      2005     2006       2007  THEREAFTER  TOTAL      AMOUNT
                                                       ----      ----      ----     ----       ----  ----------  -----      ------
                                                                              (dollars in thousands)
Principal amount by expected maturity:
  U.S. government agencies and authorities            $  --     $  100    $   --   $   --     $  --    $   --   $   100     $   105
  Obligations of states and political subdivisions       100        --       425       --        --     7,320     7,845       8,587
  Corporate securities                                 2,250     5,720     4,507    3,700       500     1,584    18,261      16,001
  Collateralized mortgage obligations                     --        --        --       --        --        --        --          --
  Equity securities, at market                            --        --        --       --        --        --        --         547
  Mortgage notes receivable                                7         7         8        9         9       104       144         144
                                                      ------    ------    ------   ------      ----    ------   -------     -------
         Total investments                            $2,357    $5,827    $4,940   $3,709     $ 509    $9,008   $26,350     $25,384
                                                      ======    ======    ======   ======     =====    ======   =======     =======

Weighted average interest rate by expected maturity:
  U.S. government agencies and authorities                --%     5.88%       --%      --%       --%       --%     5.88%
  Obligations of states and political subdivisions      4.60        --      5.00       --        --      5.36      5.33
  Corporate securities                                  5.72      6.36      6.49     6.66      5.88      6.54      5.84
  Collateralized mortgage obligations                     --        --        --       --        --        --        --
  Equity securities, at market                            --        --        --       --        --      5.49      5.49
  Mortgage notes receivable                             8.50      8.50      8.50     8.50      8.50      8.50      8.50
                                                      ------    ------    ------   ------      ----    ------   -------
         Total investments                              5.68%     6.36%     6.37%    6.66%     5.93%     5.60%     5.57%
                                                      ======    ======    ======   ======     =====    ======   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   PAGE

Independent Auditors' Reports.................................................................................      34
Consolidated Balance Sheets
  as of December 31, 2002 and 2001............................................................................      36
Consolidated Statements of Operations
  For the years ended December 31, 2002, 2001 and 2000........................................................      37
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
  For the years ended December 31, 2002, 2001 and 2000........................................................      38
Consolidated Statements of Cash Flows
  For the years ended December 31, 2002, 2001 and 2000........................................................      39
Notes to Consolidated Financial Statements....................................................................      40

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

                      McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Plantation, Florida,
  March 29, 2002.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                              2002            2001
                                                                          ------------    ------------
                                     ASSETS
Investments
  Fixed maturities, available for sale, at fair value .................   $ 24,693,047    $ 16,713,321
  Equity securities ...................................................        539,706         192,500
  Mortgage loans ......................................................        145,043         601,601
                                                                          ------------    ------------
      Total investments ...............................................     25,377,796      17,507,422
                                                                          ------------    ------------

Cash and cash equivalents .............................................      4,478,383       2,150,665
Finance contracts, consumer loans and pay advances receivable, net of
  allowance for credit losses of $404,356 in 2002 and $723,756 in 2001       7,217,873      10,813,881
Prepaid reinsurance premiums ..........................................     11,251,193       5,559,909
Premiums receivable, net of allowance for credit losses of $201,000 and
  $235,000, respectively ..............................................      8,373,104       1,560,914
Reinsurance recoverable, net ..........................................      7,856,972       7,053,329
Deferred acquisition costs, net .......................................          7,721          11,952
Income taxes recoverable ..............................................             --         441,550
Deferred income taxes .................................................      2,691,309       2,252,176
Property, plant and equipment, net ....................................      4,819,617       5,086,884
Goodwill, net .........................................................      1,789,353       1,789,353
Other assets ..........................................................      1,454,690       2,000,542
                                                                          ------------    ------------
      Total assets ....................................................   $ 75,318,011    $ 56,228,577
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses ............................   $ 16,983,756    $ 11,005,337
Unearned premiums .....................................................     28,934,486      14,951,228
Premium deposits ......................................................        655,713       1,133,977
Revolving credit outstanding ..........................................      4,312,420       6,676,817
Bank overdraft ........................................................        844,947       3,522,512
Unearned commissions ..................................................         18,721       1,197,202
Income taxes payable ..................................................      1,676,020              --
Accounts payable and accrued expenses .................................      3,746,030       2,931,621
Drafts payable to insurance companies .................................         48,254         600,752
                                                                          ------------    ------------
      Total liabilities ...............................................     57,220,347      42,019,446
                                                                          ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Common stock of $0.01 par value. Authorized 25,000,000 shares; issued
    3,411,667 and 3,410,667 shares respectively;
    Outstanding 2,990,201 and 3,030,001 shares, respectively ..........         34,117          34,107
  Additional paid-in capital ..........................................     12,855,543      12,833,146
  Accumulated other comprehensive deficit .............................       (227,091)       (218,137)
  Retained earnings ...................................................      6,521,027       2,400,301
  Treasury stock, 421,466 and 380,666 shares, respectively, at cost ...     (1,085,932)       (840,286)
                                                                          ------------    ------------
      Total shareholders' equity ......................................     18,097,664      14,209,131
                                                                          ------------    ------------
      Total liabilities and shareholders' equity ......................   $ 75,318,011    $ 56,228,577
                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002            2001           2000
                                                              ------------    ------------    ------------
Revenue:
  Gross premiums written ..................................   $ 63,036,468    $ 34,271,338    $ 32,073,768
  Gross premiums ceded ....................................    (25,286,828)    (12,789,404)     (7,625,095)
                                                              ------------    ------------    ------------

           Net premiums written ...........................     37,749,640      21,481,934      24,448,673
  Decrease (increase) in unearned premiums, net
     of prepaid reinsurance premiums ......................     (8,356,636)     (1,226,373)     (4,127,334)
                                                              ------------    ------------    ------------

           Net premiums earned ............................     29,393,004      20,255,561      20,321,339
  Commission income .......................................      1,905,936       2,828,779       2,780,869
  Finance revenue .........................................      4,452,626       5,267,523       5,709,848
  Managing general agent fees .............................      1,970,226       5,871,388       5,410,500
  Net investment income ...................................      1,253,765       1,066,641       1,225,413
  Net realized investment gains (losses) ..................     (1,369,961)     (2,911,658)       (109,256)
  Other income ............................................      2,973,949       3,098,332       2,214,894
                                                              ------------    ------------    ------------
           Total revenue ..................................     40,579,545      35,476,566      37,553,607
                                                              ------------    ------------    ------------
Expenses:
  Losses and loss adjustment expenses .....................     15,987,125      16,154,902      14,990,118
  Operating and underwriting expenses .....................     10,778,990      11,644,183      11,892,577
  Salaries and wages ......................................      8,004,694       8,478,771       9,375,775
  Amortization of deferred acquisition costs, net .........     (2,064,314)      1,467,238       1,673,754
  Amortization of goodwill ................................             --         540,010         606,653
                                                              ------------    ------------    ------------
           Total expenses .................................     32,706,495      38,285,104      38,538,877
                                                              ------------    ------------    ------------
Income (loss) before provision for income tax expense
  and extraordinary gain ..................................      7,873,050      (2,808,538)       (985,270)
(Provision) benefit for income tax expense ................     (3,302,849)        630,553         462,396
                                                              ------------    ------------    ------------
           Net income (loss) before extraordinary gain ....      4,570,201      (2,177,985)       (522,874)

Extraordinary gain ........................................             --       1,185,895              --
                                                              ------------    ------------    ------------

           Net income (loss) ..............................   $  4,570,201    $   (992,090)   $   (522,874)
                                                              ============    ============    ============


Basic net income (loss) per share before extraordinary gain   $       1.52    $      (0.69)   $      (0.15)
                                                              ============    ============    ============

Extraordinary gain ........................................             --            0.38              --
                                                              ============    ============    ============

Basic net income (loss) per share .........................   $       1.52    $      (0.31)   $      (0.15)
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

                                                                                        Accumulated
                                                                         Additional         Other                         Total
                               Comprehensive   Common       Paid-In     Comprehensive     Retained       Treasury      Shareholders'
DESCRIPTION                       Income        Stock       Capital        Deficit        Earnings        Stock          Equity
------------                    -----------   ----------  ------------   ------------   ------------   ------------   ------------
 Balance as of
    December 31, 1999 ........           --       33,700    12,690,087     (1,244,830)     4,297,994        (23,063)    15,753,888

 Net loss ....................  $  (522,874)          --            --             --       (522,874)            --       (522,874)
  Cash dividends .............           --           --            --             --       (133,054)            --       (133,054)
  Acquisition of common shares           --           --            --             --             --       (291,339)      (291,339)
 Stock issued ................           --          407       204,543             --             --             --        204,950
 Net unrealized change in
    investments, net of tax
    effect of $33,530 ........      (55,574)          --            --        (55,574)            --             --        (55,574)
                                -----------
Comprehensive loss ...........  $  (578,448)
                                ===========
                                              ----------  ------------   ------------   ------------   ------------   ------------
Balance as of
    December 31, 2000 ........                    34,107    12,894,630     (1,300,404)     3,642,066       (314,402)    14,955,997

 Net loss ....................  $  (992,090)          --            --             --       (992,090)            --       (992,090)
  Cash dividends .............           --           --            --             --       (249,675)            --       (249,675)
  Acquisition of common shares           --           --            --             --             --       (784,798)      (784,798)
 Stock issued  to employees ..           --           --       (78,814)            --             --        258,914        180,100
 Stock option expense ........           --           --        17,330             --             --             --         17,330
 Net unrealized change in
    investments, net of tax
    effect of $784,079 .......    1,082,267           --            --      1,082,267             --             --      1,082,267
                                -----------
 Comprehensive income ........  $    90,177
                                ===========
                                              ----------  ------------   ------------   ------------   ------------   ------------
Balance as of
    December 31, 2001 ........                $   34,107  $ 12,833,146   $   (218,137)  $  2,400,301   $   (840,286)  $ 14,209,131

Net Income ...................  $ 4,570,201           --            --             --      4,570,201             --      4,570,201
  Cash dividends .............           --           --            --             --       (449,475)            --       (449,475)
  Acquisition of common shares           --           --            --             --             --       (253,446)      (253,446)
 Stock issued to employees ...           --           10           990             --             --          7,800          8,800
 Stock option expense ........           --           --        21,407             --             --             --         21,407
 Net unrealized change in
    investments, net of tax
    effect of $4,613 .........       (8,954)          --            --         (8,954)            --             --         (8,954)
                                -----------
 Comprehensive income ........  $ 4,561,247
                                ===========
                                              ----------  ------------   ------------   ------------   ------------   ------------
Balance as of
    December 31, 2002 ........                $   34,117  $ 12,855,543   $   (227,091)  $  6,521,027   $ (1,085,932)  $ 18,097,664
                                              ==========  ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                              2002            2001            2000
                                                                          ------------    ------------    ------------
Cash flow from operating activities:
    Net income (loss) .................................................   $  4,570,201    $   (992,090)   $   (522,874)
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
       Amortization (accretion) of investment premium (discount), net .         84,360         (50,738)        (10,592)
       Depreciation and amortization of property plant and equipment ..        376,516         396,047         323,743
       Amortization of goodwill .......................................             --         540,010         606,653
       Deferred income tax expense ....................................     (1,107,092)       (132,284)     (1,096,850)
       Net realized investment (gains) losses .........................      1,369,961       2,911,658         109,256
       Amortization of deferred acquisition costs, net ................     (2,064,314)      1,467,238       1,673,754
       Provision for credit losses, net ...............................      1,036,092       2,506,757       1,994,274
       Provision for uncollectible premiums receivable ................         33,663         421,349         432,052
       Extraordinary Gain .............................................             --      (1,185,895)             --
       Other ..........................................................         30,207          30,528              --
       Changes in operating assets and liabilities:
           Premiums receivable ........................................     (6,845,853)     (1,735,476)        577,646
           Prepaid reinsurance premiums ...............................     (5,691,284)     (2,635,827)       (319,475)
           Reinsurance recoverable, net ...............................       (803,643)     (3,911,090)     (1,471,390)
           Deferred acquisition costs, net ............................      2,068,545        (286,930)     (2,876,257)
           Other assets ...............................................        992,645        (550,666)       (447,261)
           Unpaid losses and loss adjustment expenses .................      5,978,419       1,136,120       3,451,541
           Unearned premiums ..........................................     13,983,258       1,912,811       5,001,334
           Premium deposits ...........................................       (478,264)        751,919          24,872
           Unearned commissions .......................................     (2,080,087)       (406,882)      1,702,933
           Income taxes payable .......................................      1,907,042              --        (350,384)
           Accounts payable and accrued expenses ......................      2,157,566        (945,983)      2,545,770
           Drafts payable to insurance companies ......................       (552,498)       (186,123)        474,224
                                                                          ------------    ------------    ------------
Net cash (used in) provided by operating activities ...................     14,965,440        (945,547)     11,822,969
                                                                          ------------    ------------    ------------
Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale ....     41,293,545      62,419,076      49,110,449
    Purchases of investment securities available for sale .............    (51,088,365)    (59,713,976)    (54,081,724)
    Finance contracts receivable, consumer loans and pay
     advances receivable ..............................................      2,559,916         472,153      (6,144,902)
    Mortgage loans ....................................................        (10,000)       (450,000)       (272,773)
    Sale of and collection of mortgage loans ..........................        461,314         233,423           7,053
    Purchases of property and equipment ...............................       (308,936)       (153,387)     (3,191,018)
    Net cash used in acquisitions .....................................        199,687        (301,330)             --
                                                                          ------------    ------------    ------------
Net cash provided by (used in) investing activities ...................     (6,892,839)      2,505,959     (14,572,915)
                                                                          ------------    ------------    ------------
Cash flow from financing activities:
    Bank overdraft ....................................................     (2,677,565)        309,550       1,684,226
    Dividends paid ....................................................       (449,475)       (188,807)        (67,260)
    Purchases of treasury stock .......................................       (253,446)       (743,314)       (291,339)
    Repayment of indebtedness .........................................             --              --        (312,823)
    Revolving credit outstanding ......................................     (2,364,397)     (1,414,217)      3,441,008
                                                                          ------------    ------------    ------------
Net cash (used in) provided by financing activities ...................     (5,744,883)     (2,036,788)      4,453,812
                                                                          ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ..................      2,327,718        (476,376)      1,703,866
Cash and cash equivalents at beginning of year ........................      2,150,665       2,627,041         923,175
                                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year ..............................   $  4,478,383    $  2,150,665    $  2,627,041
                                                                          ============    ============    ============

Supplemental disclosure of cash flow information: Cash paid (received)
  during the year for:
       Interest .......................................................   $    354,572    $    591,618    $    662,809
                                                                          ============    ============    ============
       Income taxes ...................................................   $  1,565,069    $   (915,037)   $  1,529,690
                                                                          ============    ============    ============
  Non-cash investing and financing activities:
    Accrued dividend payable ..........................................   $    179,947    $     60,868    $     65,794
                                                                          ============    ============    ============
    Stock issued to employees .........................................   $      7,800    $    180,100    $    100,000
                                                                          ============    ============    ============
    Stock received for sale of agency .................................   $         --    $     41,484    $         --
                                                                          ============    ============    ============
    Notes receivable, net of deferred gains, received for
      sales of agencies ...............................................   $    (35,523)   $    463,941    $         --
                                                                          ============    ============    ============
    Shares issued for settlement of note payable ......................   $         --    $         --    $    104,950
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

         The Company offers income tax preparation software and service through Express Tax Service, Inc. ("Express Tax"), an 80% owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation ("EXPRESSTAX"), a wholly-owned subsidiary of Express Tax. As of December 31, 2002, 136 EXPRESSTAX franchises had been granted in nine states.


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

         (d)      DEFERRED ACQUISITION COSTS


         Deferred acquisition costs represent primarily commissions paid to the Company's outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded unearned premium commission from reinsurers, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.


         An analysis of deferred acquisition costs follows:

                                              YEAR ENDED DECEMBER 31,
                                         2002           2001           2000
                                     -----------    -----------    -----------
Balance, beginning of period         $    11,952    $ 1,192,260    $   (10,243)
Acquisition costs deferred            (2,068,545)       286,930      2,876,257
Amortized to expense during period     2,064,314     (1,467,238)    (1,673,754)
                                     -----------    -----------    -----------
Balance, end of period               $     7,721    $    11,952    $ 1,192,260
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

The activity in the allowance for credit losses for premiums receivable was as follows for the years ended December 31, 2002, 2001 and 2000:

                                                              2002          2001        2000
                                                            ---------    ---------    ---------
         Allowance for credit losses at beginning of year   $ 235,000    $ 325,000    $  50,000
         Additions charged to bad debt expense                 34,710      421,349      432,052
         Write-downs charged against the allowance            (68,710)    (511,349)    (157,052)
                                                            ---------    ---------    ---------
         Allowance for credit losses at end of year         $ 201,000    $ 235,000    $ 325,000
                                                            =========    =========    =========

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

         Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for each of the years in the three-year period ended December 31, 2002.
                                                      For the Year
                                                    Ended December 31
                                        ---------------------------------------
                                           2002          2001           2000
                                        ----------    ----------     ----------
Reported net income (loss)              $4,570,201    $ (992,090)    $ (522,874)
Add back: goodwill amortization                 --       540,010        606,653
                                        ----------    ----------     ----------
Adjusted net income (loss)              $4,570,201    $ (452,080)    $   83,779
                                        ==========    ==========     ==========



BASIC EARNINGS PER SHARE:
Reported net income                     $     1.52    $    (0.31)    $    (0.15)
Goodwill amortization                           --          0.14           0.18
                                        ----------    ----------     ----------
Adjusted net income                     $     1.52    $    (0.17)    $     0.03

         (u)      STOCK OPTION PLAN

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.

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

(3)      INVESTMENTS

         (a)      FIXED MATURITIES AND EQUITY SECURITIES


         The following table shows the realized gains (losses) for fixed and equity securities for the year ended December 31, 2002:

                                                      Realized   Fair Value at
         Year ended December 31, 2002               Gains/Losses     Sale
                                                    -----------   -----------
         Realized gains:
                  Fixed securities                  $    34,035   $ 8,692,369
                  Equity securities                          --            --
                                                    -----------   -----------
         Total realized gains                       $    34,035   $ 8,692,369
                                                    ===========   ===========


         Realized losses:
                  Fixed securities                  $   241,580   $16,000,678
                  Equity securities                      24,159       539,706
                                                    -----------   -----------
         Total realized losses                      $   265,739   $16,540,384
                                                    ===========   ===========

         Net realized losses on investments         $   231,704   $25,232,753
                                                    ===========   ===========



         A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2002 and 2001 is as follows:

                                                              GROSS             GROSS
                                            AMORTIZED       UNREALIZED        UNREALIZED        ESTIMATED
                                              COST            GAINS             LOSSES         FAIR VALUE
                                           -----------      -----------      -----------      -----------
DECEMBER 31, 2002
Fixed Maturities:
 U. S. Government obligations .......      $   104,731      $       425      $        --      $   105,156
 Obligations of states and political
    subdivisions ....................        8,553,603           33,610               --        8,587,213
 Corporate securities ...............       16,242,258               --          241,580       16,000,678
                                           -----------      -----------      -----------      -----------
                                           $24,900,592      $    34,035      $   241,580      $24,693,047
                                           ===========      ===========      ===========      ===========

 Equity securities - preferred stocks      $   208,316      $        --      $       316      $   208,000
                     common stocks ..          355,549               --           23,843          331,706
                                           -----------      -----------      -----------      -----------
                                           $   563,865      $        --      $    24,159      $   539,706
                                           ===========      ===========      ===========      ===========
DECEMBER 31, 2001
Fixed Maturities:
 Mortgage-backed securities .........      $   152,569      $        --      $     9,794      $   142,775
  U. S. Government obligations ......        2,604,780           25,144               --        2,629,924
 Obligations of states and political
    subdivisions ....................        6,122,521               --          136,017        5,986,504
 Corporate securities ...............        8,035,773               --           81,655        7,954,118
                                           -----------      -----------      -----------      -----------
                                           $16,915,643      $    25,144      $   227,466      $16,713,321
                                           ===========      ===========      ===========      ===========

 Equity securities - preferred stocks      $   208,316      $        --      $    15,816      $   192,500
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

         A summary of the sources of net investment income follows:

                                               YEARS ENDED DECEMBER 31,
                                      2002              2001               2000
                                  -----------       -----------       -----------
Fixed maturities ..............   $ 1,189,683       $   484,913       $   551,973
Equity securities .............        18,009            13,301            44,343
Cash and cash equivalents .....        59,182           559,017           646,780
Other .........................        17,328            38,390            10,459
                                  -----------       -----------       -----------

   Total investment income          1,284,202         1,095,621         1,253,555
Less investment expenses ......       (30,437)          (28,980)          (28,142)
                                  -----------       -----------       -----------

   Net investment income ......   $ 1,253,765       $ 1,066,641       $ 1,225,413
                                  ===========       ===========       ===========

         Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 2002, 2001 and 2000 were $41,293,545, $62,419,076 and
$49,110,449, respectively.

         A summary of realized investment gains (losses) and (increases) decreases in net unrealized losses follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                          2002               2001              2000
                                                       -----------        -----------       -----------
      Net realized gains (losses):
      Fixed maturities ..........................      $(1,389,860)*      $   173,294       $   (14,937)
      Equity securities .........................           19,899         (3,084,952)          (94,319)
                                                       -----------        -----------       -----------
         Total ..................................      $(1,369,961)       $(2,911,658)      $  (109,256)
                                                       ===========        ===========       ===========
          * Includes a $2,000,000 impairment loss

     Change in net unrealized losses:
      Fixed maturities ..........................      $   (12,124)       $   156,042       $ 1,112,530
      Equity securities .........................           (1,443)         1,710,304        (1,201,634)
                                                       -----------        -----------       -----------

         Total ..................................      $   (13,567)       $ 1,866,346       $   (89,104)
                                                       ===========        ===========       ===========

         (b)......MORTGAGE LOANS


                                                 2002            2001            2000
                                              ---------       ---------       ---------
         Mortgage receivable January 1        $ 601,601       $ 385,024       $ 119,304
         New mortgages                               --         450,000         272,773
         Principle payments                    (456,558)       (233,423)         (7,053)
                                              ---------       ---------       ---------
         Mortgage receivable December 31      $ 145,043       $ 601,601       $ 385,024
                                              =========       =========       =========

         A portion of these amounts represents outstanding balances from related party transactions. Refer to Note 13 for details.

(4)      FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE

         Below is a summary of the components of the finance contracts consumer loans and pay advances receivable balance:

                                                                     DECEMBER 31,
                                                                2002              2001
                                                                ----              ----
         Finance contracts receivable                        $7,776,553      $11,678,176
         Pay advances receivable                                     --          322,763
                                                              ---------       ----------
                                                              7,776,553       12,000,939
         Less:   Unearned income                               (154,324)        (463,302)
               Allowance for credit losses                     (404,356)        (723,756)
         Finance contracts, consumer loans and
                                                              ---------       ----------
               pay advances receivable, net                  $7,217,873      $10,813,881
                                                             ==========      ===========

         The activity in the allowance for credit losses was as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                   2002              2001             2000
                                                               -----------       -----------       -----------
         Allowance for credit losses at beginning of year      $   723,756       $   832,231       $   272,192
         Additions charged to bad debt expense                   1,036,092         2,506,757         1,994,274
         Write-downs charged against the allowance              (1,355,492)       (2,615,232)       (1,434,235)
                                                               -----------       -----------       -----------
         Allowance for credit losses at end of year            $   404,356       $   723,756       $   832,231
                                                               ===========       ===========       ===========

         As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2002 and 2001 consist of the following:

                                                       2002              2001
                                                   -----------       -----------
         Land                                      $   787,144       $   917,369
         Building and Improvements                   3,775,208         3,643,515
         Furniture and Fixtures                      1,729,033         1,633,994
                                                   -----------       -----------
                                                     6,291,385         6,194,878
         Accumulated Depreciation                   (1,471,768)       (1,107,994)
                                                   -----------       -----------
                                                   $ 4,819,617       $ 5,086,884
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

         The impact of reinsurance on the financial statements is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                2002               2001               2000
                                                            ------------       ------------       ------------
         Premiums written:
            Direct ...................................      $ 63,036,468       $ 34,271,338       $ 32,073,768
            Ceded ....................................       (25,286,828)       (12,789,404)        (7,625,095)
                                                            ------------       ------------       ------------
                                                            $ 37,749,640       $ 21,481,934       $ 24,448,673
                                                            ============       ============       ============
         Premiums earned:
            Direct ...................................      $ 48,988,774       $ 32,358,300       $ 27,072,339
            Ceded ....................................       (19,595,770)       (12,102,739)        (6,751,000)
                                                            ------------       ------------       ------------
                                                            $ 29,393,004       $ 20,255,561       $ 20,321,339
                                                            ============       ============       ============

         Losses and loss adjustment expenses incurred:
            Direct ...................................      $ 29,776,770       $ 29,064,763       $ 21,003,683
            Ceded ....................................       (13,789,645)       (12,909,861)        (6,013,565)
                                                            ------------       ------------       ------------
                                                            $ 15,987,125       $ 16,154,902       $ 14,990,118
                                                            ============       ============       ============


                                                                      AS OF DECEMBER 31,
                                                                    2002             2001
                                                               ------------      ------------
         Unpaid losses and loss adjustment expenses, net:
            Direct ......................................      $ 16,983,756      $ 11,005,337
            Ceded .......................................         7,847,421        (4,798,556)
                                                               ------------      ------------
                                                               $  9,136,335      $  6,206,781
                                                               ============      ============
         Unearned premiums:
            Direct ......................................      $ 28,934,486      $ 14,951,228
            Ceded .......................................        11,251,193        (5,559,909)
                                                               ------------      ------------
                                                               $ 17,683,293      $  9,391,319
                                                               ============      ============

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

         At December 31, 2002 and 2001, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                                                                                   DECEMBER 31,
                                                                              2002             2001
                                                                          ------------     ------------
Transatlantic Reinsurance Company (A++ A.M. Best Rated):
   Unearned premiums .................................................    $ 11,251,193     $  5,559,909
   Reinsurance recoverable on paid losses and loss adjustment expenses       3,266,549        4,176,436
   Unpaid losses and loss adjustment expenses ........................       7,847,421        4,798,556
                                                                          ------------     ------------
                                                                          $ 22,365,163     $ 14,534,901
                                                                          ============     ============

Amounts due from reinsurers consisted of amounts related to:
   Unpaid losses and loss adjustment expenses ........................    $  7,847,255     $  4,798,556
   Reinsurance recoverable on paid losses and loss adjustment expenses       3,266,715        4,176,436
   Reinsurance payable ...............................................      (3,984,895)      (1,921,663)
                                                                          ------------     ------------
                                                                          $  7,129,075     $  7,053,329
                                                                          ============     ============


(7)      UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                               DECEMBER 31,
                                                 2002             2001             2000
                                             ------------     ------------     ------------
Balance at January 1 ....................    $ 11,005,337     $  9,765,848     $  6,314,307
 Less reinsurance recoverables ..........      (4,798,556)      (2,789,619)      (1,886,226)
                                             ------------     ------------     ------------
   Net balance at January 1 .............    $  6,206,781     $  6,976,229     $  4,428,081
                                             ============     ============     ============
Incurred related to:
 Current year ...........................    $ 15,896,251     $ 13,586,426     $ 13,545,562
 Prior years ............................          90,874        2,568,476        1,444,556
                                             ------------     ------------     ------------
   Total incurred .......................    $ 15,987,125     $ 16,154,902     $ 14,990,118
                                             ============     ============     ============
Paid related to:
 Current year ...........................    $  8,149,079     $  8,768,672     $  8,012,742
 Prior years ............................       4,908,492        8,259,045        4,429,228
                                             ------------     ------------     ------------
   Total paid ...........................    $ 13,057,571     $ 17,027,717     $ 12,441,970
                                             ============     ============     ============

Balance, American Vehicle, at acquisition    $         --     $    103,367     $         --
                                             ============     ============     ============

Net balance at year end .................    $  9,136,335     $  6,206,781     $  6,976,229
 Plus reinsurance recoverables ..........       7,847,421        4,798,556        2,789,619
                                             ------------     ------------     ------------
   Balance at year end ..................    $ 16,983,756     $ 11,005,337     $  9,765,848
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

(8)      REVOLVING CREDIT OUTSTANDING


         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF, Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The maximum credit commitment under the revolving loan agreement was reduced by FlatIron due to the A.M. Best ratings of third party insurance carriers for which the Company was financing policies at the time. Simultaneously, the Company ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by the Company's insurance carriers. Additionally, the Company implemented a direct bill program for policies underwritten by the Company's carriers. These changes markedly decreased credit risks and made the Company's reliance on the higher credit commitment previously offered by FlatIron unnecessary. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2002 and 2001. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2002 and 2001 were approximately $4.3 million and $6.7 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 and are permissible by reason of a compensating cash balance of $352,433 held for the benefit of FPF, Inc. Interest expense on this revolving credit line for the years ended December 31, 2002, 2001 and 2000 totaled approximately $342,000, $592,000 and $643,000, respectively.


(9)      INCOME TAXES

         A summary of the provision for income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                            2002              2001            2000
                                                        ----------         ---------      -----------
     Federal:
       Current.................................         $3,323,281         $(453,263)     $   583,772
       Deferred................................           (453,708)         (103,197)      (1,001,203)
                                                        ----------         ---------      -----------
                                                         2,869,573          (556,460)        (417,431)
                                                        ----------         ---------      -----------
     State:
       Current.................................            510,941           (56,428)         126,421
       Deferred................................            (77,665)          (17,665)        (171,386)
                                                        ----------         ---------      -----------
                                                           433,276           (74,093)         (44,965)
                                                        ----------         ---------      -----------
                                                        $3,302,849         $(630,553)     $  (462,396)
                                                        ==========         =========      ===========


         The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:

                                                               2002            2001           2000
                                                           -----------     -----------     -----------
     Computed "expected" tax (benefit), at federal rate    $ 2,437,254     $  (954,903)    $  (334,992)
     State tax, net of federal deduction benefit ......        443,276         (48,901)        (29,676)
     Tax-exempt interest ..............................        (95,564)       (125,321)       (156,459)
     Amortization of goodwill .........................         54,641          55,335          60,747
     Dividend received deduction ......................         (5,205)         (4,522)        (14,257)
     Valuation allowance for capital loss carry forward        256,083         482,491              --
     Other, net .......................................        212,364         (34,732)         12,241
                                                           -----------     -----------     -----------
     Income tax expense (benefit), as reported ........    $ 3,302,849     $  (630,553)    $  (462,396)
                                                           ===========     ===========     ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                                                    DECEMBER 31,
                                                                                2002           2001
                                                                            -----------     -----------
     Deferred tax assets:
        Unpaid losses and loss adjustment expenses .....................    $   265,695     $   208,313
        Unearned premiums ..............................................      1,330,845         713,046
        Unrealized loss on investment securities .......................         85,454              --
        Allowance for credit losses ....................................        227,795         360,780
        Unearned Commissions ...........................................        333,941         789,782
        Goodwill .......................................................        190,315         202,999
        Unearned adjusting income ......................................         40,640              --
        Capital loss carryforward - Impairment loss ....................        752,600              --
        Capital loss carryforward ......................................        405,746         482,491
                                                                            -----------     -----------
        Total gross deferred tax assets ................................      3,633,031       2,757,411
                                                                            -----------     -----------
     Deferred tax liabilities:
        Prepaid Florida Hurricane Catastrophe Fund .....................       (169,335)             --
        Deferred acquisition costs, net ................................         (2,905)         (4,498)
        Depreciation ...................................................        (30,908)        (18,246)
                                                                            -----------     -----------
          Total gross deferred tax liabilities .........................       (203,148)        (22,744)
                                                                            -----------     -----------
          Valuation for deferred tax asset .............................       (738,574)       (482,491)
                                                                            -----------     -----------
          Net deferred tax asset .......................................    $ 2,691,309     $ 2,252,176
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

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes 627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The "JUA Plan" shall provide for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the "JUA Plan" and the deficit is not recovered through the policyholders in the "JUA Plan," such deficit shall be recovered from the companies participating in the "Plan" in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the joint underwriting "JUA Plan."

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

         At December 31, 2002, the minimum aggregate rental commitments are as follows:

              FISCAL YEAR                  LEASES
                 2003                    $  371,433
                 2004                       250,693
                 2005                       159,249
                 2006                        67,885
                 Thereafter                 236,547
                                         ----------
                 Total                   $1,085,807
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

         A summary of the numerator and denominator of the basic net income
(loss) per share is presented below:

                                             INCOME (LOSS)       SHARE      PER-SHARE
                                              (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                              -----------    -------------    ------
     For the year ended December 31, 2002:
        Basic net (loss) per share .......    $ 4,570,201       3,005,626    $   1.52
                                              ===========     ===========    ========
     For the year ended December 31, 2001:
        Basic net (loss) per share .......    $  (992,090)      3,153,640    $  (0.31)
                                              ===========     ===========    ========
     For the year ended December 31, 2000:
        Basic net (loss) per share .......    $  (522,874)      3,375,498    $  (0.15)
                                              ===========     ===========    ========

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

         Information regarding components of operations for the years ended December 31, 2002, 2001 and 2000 follows:

                                                          2002             2001             2000
                                                      ------------     ------------     ------------
TOTAL REVENUES
   Insurance Segment
         Earned Premiums                              $ 29,393,004     $ 20,255,561     $ 20,321,339
         Investment Income (Loss)                        1,253,215       (1,368,347)         499,331
         Adjusting Income                                2,886,838        2,605,893        1,858,326
         MGA Fee Income                                  1,970,226        5,843,078        5,410,500
         Commission Income                               2,568,600        5,524,379        6,355,081
         Other Income                                      812,622          342,044          142,439
                                                      ------------     ------------     ------------
           Total Insurance Revenue                      38,884,505       33,202,608       34,587,016
                                                      ------------     ------------     ------------
   Financing Segment:
         Premium finance income                          3,657,942        4,503,994        4,575,674
         Consumer loan interest                                 --           35,340          334,963
         Pay advance interest                               56,584          567,233          783,843
         Miscellaneous Income                                   --          (15,885)          15,368
                                                      ------------     ------------     ------------
           Total Financing Revenues                      3,714,526        5,090,682        5,709,848
   All Other                                             2,938,991        1,332,819        2,140,538
                                                      ------------     ------------     ------------
           Total Operating Segments                     45,538,022       39,626,109       42,437,402
   Intercompany Eliminations                            (4,958,477)      (4,149,543)      (4,883,795)
                                                      ------------     ------------     ------------
           Total Revenues                             $ 40,579,545     $ 35,476,566     $ 37,553,607
                                                      ============     ============     ============

EARNINGS (LOSS) BEFORE INCOME TAXES
   Insurance Segment                                  $  6,104,883     $ (4,813,846)    $ (2,495,974)
   Financing Segment                                     1,421,302          723,505        1,165,769
   All Other                                               346,865        1,281,803          344,935
                                                      ------------     ------------     ------------
         Total Operating Segments                        7,873,050       (2,808,538)        (985,270)
   Intercompany Eliminations                                    --               --               --
                                                      ------------     ------------     ------------
         Total Earnings (Loss) before Income Taxes    $  7,873,050     $ (2,808,538)    $   (985,270)
                                                      ============     ============     ============

         Information regarding total assets as of December 31, 2002 and 2001 follows:

TOTAL ASSETS                                    2002             2001
                                           ------------     ------------
   Insurance Segment                       $ 66,663,775     $ 42,016,846
   Finance Segment                            7,548,841       10,556,012
   All Others                                 3,003,827        3,633,623
                                           ------------     ------------
         Total Operating Segments            77,216,443       56,206,481
Intercompany Eliminations                    (1,898,432)          22,096
                                           ------------     ------------
         Total Assets                      $ 75,318,011     $ 56,228,577
                                           ============     ============

         Supplemental segment information as of and for the year ended December 31, 2002, 2001 and 2000 follows:

                                                             2002             2001            2000
                                                         ------------     ------------     ------------
Deferred Policy Acquisition Costs - Insurance Segment    $      7,721     $     11,952     $  1,192,260
Reserves for Unpaid Claims and Claim Adjustment
   Expense - Insurance Segment                             16,983,756       11,005,337        9,765,848
Unearned Premiums- Insurance Segment                       28,934,486       14,951,228       13,038,417
Earned Premiums- Insurance Segment                         29,393,004       20,255,561       20,321,339
Net Investment Income (Loss)
   Insurance Segment                                         (116,196)      (1,368,347)         499,331
   Other                                                           --         (476,670)         616,826
                                                         ------------     ------------     ------------
       Total Net Investment Income (Loss)                    (116,196)      (1,845,017)       1,116,157
Claims and Adjustment Expenses Incurred Related
   to Current Years- Insurance Segment                     15,896,251       13,586,426       13,545,562
Claims and Adjustment Expenses Incurred Related
   to Prior Years- Insurance Segment                           90,874        2,568,476        1,444,556
Amortization of Deferred Acquisition Costs
   Insurance Segment                                        4,450,127        4,210,523        4,617,951
   Financing Segment                                          213,326          406,088          668,284
   Eliminations                                            (2,060,818)      (3,149,373)      (3,612,480)
                                                         ------------     ------------     ------------
       Total Amortization of Deferred
         Acquisition Costs                                 (2,064,314)       1,467,238        1,673,754
Paid Claims and Claim Adjustment Expense-
   Insurance Segment                                       13,057,569       17,013,886       12,441,970
Net Premiums Written- Insurance Segment                    37,749,640       21,481,934       24,448,673

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

         Activity in the Company's stock option plans for the period from January 1, 2000 to December 31, 2002 is summarized below:

                                         1998 PLAN             2001 FRANCHISE PLAN           2002 PLAN
                                         ---------             -------------------           ---------
                                                 Weighted                  Weighted                  Weighted
                                    Number     Avg. Option     Number     Avg. Option    Number     Avg. Option
                                   of Shares  Exercise Price  of Shares    Exercise     of Shares    Exercise
                                                                             Price                     Price
Outstanding at December 31, 1999     472,510       $10
Granted                              136,500       $10
Exercised                                 --
Canceled                            (121,039)      $10
                                    --------
Outstanding at December 31, 2000     487,971       $10               --
Granted                               20,000       $10           83,830       $10
Exercised                                 --                         --
Canceled                             (95,399)      $10               --
Outstanding at December 31, 2001     412,572       $10           83,830       $10
Granted                              228,265       $10               --                   783,000         $13.35
Exercised                             (1,000)      $10               --                        --
Canceled                            (105,499)      $10           (5,675)      $10         (56,000)        $13.35
                                   --------                      ------                   -------
Outstanding at December 31, 2002     534,338       $10           78,155       $10         727,000         $13.35
                                    ========                     ======                   =======

         Options outstanding as of December 31, 2002 are exercisable as follows:

                                           1998 PLAN            2001 FRANCHISE PLAN            2002 PLAN
                                           ---------            -------------------            ---------
                                                 Weighted                  Weighted                    Weighted
                                    Number     Avg. Option     Number     Avg. Option      Number     Avg. Option
     Options Exercisable at:       of Shares  Exercise Price  of Shares   Exercise Price  of Shares  Exercise Price
              2002                   291,509       $10            7,815                        --
              2003                    84,991       $10            6,016       $10         143,000     $13.35
              2004                    64,705       $10            6,915       $10         143,000     $13.35
              2005                    48,316       $10            6,916       $10         143,000     $13.35
              2006                    44,817       $10            6,915       $10         143,000     $13.35
           Thereafter                     --        --           43,578       $10         155,000     $13.35
                                     -------                     ------                   -------
                                     534,338       $10           78,155       $10         727,000     $13.35
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

(19)     COMPREHENSIVE INCOME (LOSS)

         Reclassification adjustments related to the investment securities included in comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                      2002            2001           2000
                                                  -----------     -----------     -----------
Unrealized holdings net gains (losses) arising
    during the year                               $  (103,764)    $   143,925     $  (665,931)
Reclassification adjustment for (gains) losses
    included in net income                             90,197       1,722,421         576,827
                                                  -----------     -----------     -----------
                                                      (13,567)      1,866,346         (89,104)
Tax effect                                              4,613         784,079          33,530
                                                  -----------     -----------     -----------
    Net depreciation on investment securities     $    (8,954)    $ 1,082,267     $   (55,574)
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

(21)     21ST CENTURY HOLDING COMPANY

         The following summarizes the major categories of 21st Century Holding Company's (parent company only) financial statements:

Condensed Balance Sheets

                                                     ASSETS                                  2002                2001
                                                                                         -----------           -----------

         Cash and cash equivalents................................................       $    22,349           $     3,853
         Investments and advances to subsidiaries.................................        16,198,995            11,664,309
         Deferred income taxes....................................................           800,077             1,414,829
         Property, plant and equipment, net.......................................           820,466               939,213
         Other assets.............................................................           843,095               909,315
                                                                                         -----------           -----------
              Total assets........................................................       $18,684,982           $14,931,519
                                                                                         ===========           ===========



                                    LIABILITIES AND SHAREHOLDERS' EQUITY

         Bank overdraft...........................................................           $11,372               $83,583
         Other liabilities........................................................           580,549               638,805
              Total liabilities...................................................           591,921               722,388

         Shareholders' equity:
           Common stock...........................................................            34,117                34,107
           Additional paid-in capital.............................................        12,855,553            12,833,146
           Accumulated other comprehensive deficit................................          (231,704)             (218,137)
           Retained earnings......................................................         6,521,027             2,400,301
           Treasury stock.........................................................        (1,085,932)             (840,286)
                                                                                         -----------           -----------
              Total shareholders' equity..........................................        18,093,061            14,209,131
                                                                                         -----------           -----------
              Total liabilities and shareholders' equity..........................       $18,684,982           $14,931,519
                                                                                         ===========           ===========


Condensed Statements of Operations

                                                                                  2002              2001           2000
                                                                               ----------        ---------       ---------
         Revenue:
           Management fees from subsidiaries.............................      $1,885,000       $2,939,000      $3,452,500
           Equity in income (loss) of subsidiaries.......................       5,605,148       (2,933,999)     (1,497,354)
           Net investment income (loss)..................................              --         (477,445)        688,547
           Other income..................................................          95,283          155,149         101,280
                                                                               ----------        ---------       ---------
              Total revenue..............................................       7,585,431         (317,295)      2,744,973
                                                                               ----------        ---------       ---------
         Expenses:
           Advertising...................................................         140,287          958,082       1,477,055
           Salaries and wages............................................         457,856          173,777         938,906
           Other expenses................................................         733,811          886,536       1,568,118
                                                                               ----------        ---------       ---------
              Total expenses.............................................       1,331,954        2,018,395       3,984,079
                                                                               ----------        ---------       ---------
         Income (loss) before provision for income tax expense and
           extraordinary gain............................................       6,253,477       (2,335,690)     (1,239,106)
         Benefit (expense) for income tax................................      (1,683,276)         157,705         716,232
                                                                               ----------        ---------       ---------
              Net income (loss) before extraordinary gain................       4,570,201       (2,177,985)       (522,874)

         Extraordinary gain..............................................              --        1,185,895              --
                                                                               ----------        ---------       ---------
              Net income (loss)..........................................      $4,570,201        $(992,090)      $(522,874)
                                                                               ==========        =========       =========

Condensed Statements of Cash Flow

                                                                                  2002            2001            2000
                                                                              -----------     ------------    ------------
Cash flow from operating activities:
    Net income (loss)..................................................       $ 4,570,201     $   (992,090)   $   (522,874)
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
       Equity in income (loss) of subsidiaries.........................        (2,505,148)       2,933,999       1,497,354
       Depreciation and amortization of property plant and equipment...           126,295          174,646         209,917
       Deferred income tax expense.....................................          (497,655)        (132,284)     (1,096,850)
       Net realized investment (gains) losses..........................                --          477,445        (687,397)
       Extraordinary Gain..............................................                --       (1,185,895)             --
       Changes in operating assets and liabilities:
           Other assets................................................            66,220          (37,347)         92,573
           Other Liabilities...........................................           (58,256)         231,246         488,511
                                                                              -----------     ------------    ------------
Net cash provided by (used in) operating activities....................         1,701,657        1,469,720         (18,766)
                                                                              -----------     ------------    ------------
Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale.....                --       31,944,339      18,526,882
    Purchases of investment securities available for sale..............                --      (31,382,730)    (18,878,539)
    Purchases of property and equipment................................           (13,322)              --        (254,629)
    Increased capital of subsidiaries..................................        (3,100,000)              --              --
    Cash dividends received from subsidiaries..........................                --        2,300,000              --
    Net cash used in acquisitions......................................                --         (900,000)             --
                                                                              -----------     ------------    ------------
Net cash provided by (used in) investing activities....................        (3,113,322)       1,961,609        (606,286)
                                                                              -----------     ------------    ------------
Cash flow from financing activities:
    Bank overdraft.....................................................           (72,211)          83,583         (35,969)
    Dividends paid.....................................................          (449,475)        (249,675)        (67,260)
    Purchases of treasury stock........................................          (245,646)        (784,798)       (291,339)
    Advances from (to) subsidiaries....................................         2,197,493       (2,812,133)      1,667,990
    Repayment of indebtedness..........................................                --               --        (312,823)
                                                                              -----------     ------------    ------------
Net cash provided by (used in) financing activities....................         1,430,161       (3,763,023)        960,599
                                                                              -----------     ------------    ------------

Net (decrease) increase in cash and cash equivalents...................            18,496         (331,694)        335,547
Cash and cash equivalents at beginning of year.........................             3,853          335,547              --
                                                                              -----------     ------------    ------------
Cash and cash equivalents at end of year...............................       $    22,349     $     $3,853    $    335,547
                                                                              ===========     ============    ============

(22)     SUBSEQUENT EVENTS

         Subsequent to December 31, 2002 and the date of presentation, 26,600 options were exercised for $266,000 and two FedUSA franchise agreements were terminated.



         SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                     Loss and loss     Loss and loss    Amortization of
                       adjustment        adjustment     deferred policy   Paid losses and
                        expenses          expenses        acquisition     loss adjustment     Net premiums
                     - Current Year     - Prior year        expenses          expenses          written
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
2002                   15,896,251           90,874        (2,064,314)        13,057,571        37,749,640
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
2001                   13,586,426        2,568,476         1,467,238         17,027,717        21,481,934
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
2000                   13,545,562        1,444,556         1,673,754         12,441,970        24,448,673
------------------- ----------------- ----------------- ----------------- ----------------- -----------------


------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
                                        Reserves for
                                      losses and loss     Discount, if
Affiliation         Deferred policy      adjustment      any, deducted        Unearned        Net premiums
with registrant     acquisition           expenses       from previous        premiums           earned        Net investment
                    costs                                    column                                                income
------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
Consolidated
Property and
Casualty
Subsidiaries
------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
2002                       7,721         16,983,756            0             28,934,486        29,393,004        1,253,765
------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
2001                      11,952         11,005,337            0             14,951,228        20,255,561        1,066,641
------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
2000                   1,192,260          9,765,848            0             13,038,417        20,321,339        1,225,413
------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -----------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Previously reported on Form 8-K dated December 4, 2002, as amended.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
-------- -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         The directors and executive officers of the Company currently are as follows:

        NAME                          AGE                  POSITION WITH THE COMPANY                  DIRECTOR SINCE
        ----                          ---                  -------------------------                  --------------
Edward J. Lawson (1)(2)               53                   President,    Chief   Executive                   1983
                                                           Officer and Director (4)

Michele V. Lawson                     45                   Treasurer                                         1983

James DePelisi (3)                    36                   Director                                          2003

Carl Dorf (2)                         62                   Director                                          2001

Charles B. Hart, Jr. (1) (3)          64                   Director                                          2002

Bruce F. Simberg (1)(2)(3)            54                   Director                                          1998

Richard A. Widdicombe                 44                   Director;  President  and Chief                   2001
                                                           Executive  Officer  of  Federal
                                                           National,   Assurance  MGA  and
                                                           American Vehicle (4)

Richard W. Wilcox                     61                   Director                                          2003

-------------
         (1) Member of Compensation Committee.

         (2) Member of Investment Committee.

         (3) Member of Audit Committee.

         (4) In June 2003, Mr. Widdicombe was appointed to serve as the Company's Chief Executive Officer. Accordingly, as of such date Mr. Lawson is no longer the Company's Chief Executive Officer.

         EDWARD J. LAWSON co-founded the Company and has served as its President and Chief Executive Officer since inception. Mr. Lawson has more than 17 years' experience in the insurance industry, commencing with the founding of the Company's initial agency in 1983.

         MICHELE V. LAWSON co-founded the Company and has served as an executive officer since inception and a director from inception until March 2003. Mrs. Lawson is currently the Company's Treasurer. Mrs. Lawson has more than 17 years' experience in the insurance industry, commencing with the founding of the Company's initial agency in 1983. Mrs. Lawson also holds a property and casualty license in Florida.

         JAMES DEPELISI was appointed as a director of the Company in January 2003. In February 1998, Mr. DePelisi founded LDV Corporation, a financial advisory firm, of which he serves as President and CEO. Mr. DePelisi is also the Director of Investment Banking for Independent Securities Investment Corporation, a NASD member firm.

         CARL DORF is the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company. From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund. Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

         CHARLES B. HART, JR. has over 40 years of experience in the insurance industry. From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services. Since 1999, Mr. Hart currently has acted as an insurance consultant.

         BRUCE F. SIMBERG has served as a director of the Company since January 1998. Mr. Simberg has been a practicing attorney for the last 23 years, most recently as managing partner of Conroy, Simberg, Ganon, Krevans & Abel, P.A., a law firm in Ft. Lauderdale, Florida, since October 1979.

         RICHARD A. WIDDICOMBE assumed the office of President of the Company's subsidiaries, Federated National Insurance Company ("Federated National") and Assurance Managing General Agents, Inc. ("Assurance MGA") in November 1999 and American Vehicle Insurance Company ("American Vehicle") in August 2001. From 1984 to 1999, Mr. Widdicombe held various positions, most recently senior vice president, at MacNeill Group, Inc. [formerly Jardine MacNeill), a managing general agent based in Miami, Florida. Mr. Widdicombe holds his adjuster's license and CPCU designation. Mr. Widdicombe is a member of the Florida Department of Financial Services (previously Florida Department of Insurance) Initial Disaster Assessment team.

         RICHARD W. WILCOX, JR. was appointed as a director of the Company in January 2003. Mr. Wilcox has been in the insurance industry for almost 40 years. In 1963, Mr. Wilcox began an insurance agency that eventually developed into a thriving business generating $10 million in annual revenue. In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company ("HRH") of Fort Lauderdale, for which he retained the position of President through 1998. In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President. Mr. Wilcox retired in 1999.

         Edward J. Lawson and Michele V. Lawson are husband and wife. There are no other family relationships among the Company's directors and executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and The NASDAQ National Market. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2002, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, with the exception of Carl Dorf's August 2002 Form 4, which was filed on September 4, 2002 and later amended due to clerical error.

ITEM 11. EXECUTIVE COMPENSATION
-------  ----------------------

SUMMARY COMPENSATION TABLE
--------------------------

         The following compensation table sets forth, for the years ended December 31, 2002, 2001, and 2000, the cash and certain other compensation paid by the Company to the Company's CEO, who was the executive officer whose salary and bonuses exceeded $100,000 during 2002.

                                             ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                                                                 SECURITIES
                                                                                 UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR         SALARY($)       BONUS($)         OPTION(#)         COMPENSATION($)
---------------------------        ----         ---------       --------         ---------         ---------------
Edward J. Lawson,                  2002         $156,000            0                 -                    $
President and CEO                  2001          156,000            0                 -                  660 (1)
                                   2000          155,000            0                 -                4,560 (1)

------------
(1) Includes $660 in contributions for Mr. Lawson to the company's 401(k) plan in 2001and $4,560 in contributions for Mr. Lawson to the Company's 401(k) plan in 2000.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

         The following table sets forth information concerning individual grants of stock options made during 2002 to the CEO.

                                  INDIVIDUAL GRANTS
------------------------------------------------------------------------------------       POTENTIAL REALIZABLE VALUE
                       NUMBER OF        % OF TOTAL                                          AT ASSUMED ANNUAL RATE OF
                      SECURITIES       OPTIONS/SAR                                           STOCK PRICE APPRECIATION
                      UNDERLYING        GRANTED TO      EXERCISE                                FOR OPTION TERM
                        OPTIONS         EMPLOYEES       OR BASE                              -------------------------
                        GRANTED         IN FISCAL       PRICE         EXPIRATION                                      GRANT DATE
        NAME            (#)(1)             YEAR         ($/SHARE)        DATE         5% ($)          10% ($)       PRESENT VALUE $
-------------------  --------------    -------------    ----------   -------------- ------------    ------------    ---------------
Edward J. Lawson       100,000             9.9%           12.50      June 4, 2008     530,445        1,051,499             0

STOCK OPTIONS HELD AT END OF 2002
---------------------------------

         The following table indicates the total number and value of exercisable and unexercisable stock options held by the CEO as of December 31, 2002. No options were exercised by the CEO.

                                 NUMBER OF SECURITIES                                VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED                            IN-THE-MONEY OPTIONS
                                OPTIONS AT FISCAL YEAR-END                             AT FISCAL YEAR-END
                                --------------------------                             ------------------
Name                          Exercisable        Unexercisable                  Exercisable(1)       Unexercisable(1)
----                          -----------        -------------                  --------------       ----------------
Edward J. Lawson                18,250              103,750                        $248,383             $187,138

(1)      Based on a fair market value of $13.61 per share at December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                                  EQUITY COMPENSATION PLAN INFORMATION
                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                                                                                 FUTURE ISSUANCE UNDER
                                             NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                             BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))
                       PLAN CATEGORY                   (a)                      (b)                       (c)
                 --------------------------------------------------------------------------------------------------------
                 Equity compensation plans          2,489,000                  $11.86                  1,160,395
                 approved by security
                 holders*

                 Equity compensation plans
                 not approved by security
                 holders**                             62,500                  $ 9.00                          0

                           TOTAL                    2,551,500                  $11.79                  1,160,395

* Includes options from the 1998 Stock Option Plan, 2001 Franchise Program Stock Option Plan and the 2002 Stock Option Plan.
** Includes warrants that were granted to Kent Linder and Michael Braun as part of employment agreements executed on December 9, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

         Edward J. Lawson, the Company's President and Chief Executive Officer serves as a member of the Compensation Committee, but will resign during the 2nd Quarter of 2003. He has not participated in discussions regarding his compensation.

         Bruce F. Simberg serves as member of the Compensation Committee. He is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, Ganon, Krevans & Abel, P.A., which renders legal services to the Company. In 2002 and 2001, the Company paid legal fees to Conroy, Simberg, Ganon, Krevans & Abel, P.A. for services rendered in the amount of $266,000 and $530,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

         The information contained under the caption "Beneficial Security Ownership" appearing in the Annual Meeting Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

         Bruce F. Simberg, a director of the Company, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, Ganon, Krevans & Abel, P.A., which renders legal services to the Company. In 2002 and 2001, the Company paid legal fees to Conroy, Simberg, Ganon, Krevans & Abel, P.A. for services rendered in the amount of $266,000 and $530,000, respectively.

         In September 2002 Carl Dorf, one of the Company's directors, who is also on the Investment Committee, began to oversee an investment account for the Company. Commission fees paid to this director in 2002 totaled $1,250.

         Mortgage loan receivables in the amount of $227,391 and $119,304 as of December 31, 2000 and 1999, respectively, represent fully collateralized residential mortgage loans to Christopher Lawson and Stephany Lawson, the brother and stepmother of the Company's President and Chief Executive Officer, Edward Lawson, respectively. The mortgage loans to Christopher Lawson and Stephan Lawson bore interest at the rate of 8% and 8.5% per annum, respectively. During 2002, these mortgage loans were paid off and the receivable is $0.

APPROVAL OF AFFILIATED TRANSACTIONS
-----------------------------------

         The Company has adopted a policy that any transactions between the Company and its executive officers, directors, principal shareholders and their affiliates take place on an arms-length basis and require the approval of a majority of the independent directors of the Company. The Company believes that its transactions with Bruce Simberg, Carl Dorf, Christopher Lawson and Stephany Lawson were on terms at least as favorable as those the Company could secure from a non-affiliated third party.

ITEM 14. INTERNAL CONTROLS
-------  -----------------

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

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8
-------  --------------------------------------------------------------

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

                           Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000.

                           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                           Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

                  (2)      Financial Statement Schedules

                           Schedule VI - Supplemental information concerning property-casualty insurance operations

       (3)      Exhibits

                  EXHIBIT        DESCRIPTION
                  -------        -----------
                  3.1            Amended and Restated Articles of Incorporation (1)
                  3.2            Form of Registrant's Amended and Restated Bylaws (1)
                  4.1            Specimen of Common Stock Certificate (1)
                  4.2            Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
                  10.1           Stock Option Plan, as amended (3)*
                  10.2           Employment Agreement between the Registrant and Edward J. Lawson (1)*
                  10.3           Employment Agreement between the Registrant and Michele V. Lawson (1)*
                  10.4           Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*
                  10.5           Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF,
                                 Inc., as amended (1)
                  10.9           Employment Agreement between Registrant and Richard A. Widdicombe (4)*
                  10.12          Third Modification Agreement to Revolving Credit and Term Loan Agreement between FlatIron
                                 Funding Company, LLC and FPF, Inc., and Sale and Assignment Agreement between Federated
                                 Premium and FPF, Inc. (5)
                  10.13          Fourth Modification Agreement to Revolving Credit and Term Loan Agreement between Federated
                                 Premium Finance, Inc., FlatIron Funding Company, LLC, FlatIron Funding Company and FlatIron
                                 Credit Company, Inc. (6)
                  10.14          Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF, Inc.
                  10.15          Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF,
                                 Inc. (6)
                  10.21          First Modification Agreement between Federated Premium Finance, Inc. and FPF, Inc. (7)
                  10.22          General Agency Agreement dated August 1, 1998 between Federated National Insurance Company and Assurance Managing General Agents, Inc. (8)
                  10.23          Managing General Agency Agreement dated September 4, 2001 between American Vehicle
                                 Insurance Company and Assurance Managing General Agents, Inc. (8)
                  16.1           Letter from McKean, Paul, Chrycy, Fletcher & Co. (9)
                  21.1           Subsidiaries of the Registrant (6)
                  23.1           Consent of McKean, Paul, Chrycy, Fletcher & Co., Independent Certified Public Accountants
                                 (8)
                  23.2           Consent of De Meo, Young, McGrath, Independent Certified Public Accountants (8)
                  31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                                 (8)
                  31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                                 (8)
                  32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                                 (8)
                  32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                                 (8)
                  99.1           Form S-8 filed January 14, 2003 to register 1998 Stock Option Plan as amended, 2001
                                 Franchise Program Stock Option Plan, 2002 Stock Option Plan, Warrant to Purchase 12,500
                                 Shares of Common Stock, and Warrant to Purchase 50,000 Shares of Common Stock and
                                 incorporated herein by reference. (10)

*        MANAGEMENT COMPENSATION PLAN OR ARRANGEMENT
(1) Previously filed exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.
(2) Previously filed exhibit of the same number of the 1998 Annual Report on Form 10-KSB.
(3)      Previously as an exhibit to the Company's 2000 Annual Meeting Proxy
         Statement.
(4) Previously filed exhibit of the same number of the 1999 Annual Report on Form 10-KSB.
(5) Previously filed exhibit of the same number of the 2000 Annual Report on Form 10-KSB.
(6) Previously filed exhibit of the same number of the 2001 Annual Report on Form 10-K.
(7) Previously filed exhibit of the same number of the 2002 Annual Report on Form 10-K as originally filed.
(8)      Filed herewith.
(9) Previously filed exhibit of the same number of Form 8-K dated December 4, 2002.
(10) Previously filed exhibit of the same number of Form S-8, filed on January 16, 2003.

         (b)      REPORTS ON FORM 8-K

         On December 3, 2002, the Company's Board of Directors recommended and approved the replacement of its principal accountants, McKean, Paul, Chrycy, Fletcher and Co. Also on December 3, 2002 the Board of Directors recommended and approved the replacement firm of De Meo, Young, McGrath as its independent auditors, effective December 5, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this Form 10K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereto duly authorized.


                                21ST CENTURY HOLDING COMPANY


                                By: /s/ Richard Widdicombe
                                   --------------------------------------
                                Richard Widdicombe, Chief Executive Officer


                                By: /s/ James G. Jennings, III
                                   --------------------------------------
                                James G. Jennings, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  September 2, 2003