Form 10-K/A
period 2002-12-31
21ST CENTURY HOLDING CO
filed 2003-10-24
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference: Portions of the Company's Proxy Statement for the 2003 Annual Meeting - Part III.

         The Company is filing this Amendment No. 2 to its Form 10-K for the year ended December 31, 2002 solely for the purpose of adding Exhibits 10.24 through 10.27.

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

                           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                           Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

                  (2)      Financial Statement Schedules

                           Schedule VI - Supplemental information concerning property-casualty insurance operations

       (3)      Exhibits

                  EXHIBIT        DESCRIPTION
                  -------        -----------
                  3.1            Amended and Restated Articles of Incorporation (1)
                  3.2            Form of Registrant's Amended and Restated Bylaws (1)
                  4.1            Specimen of Common Stock Certificate (1)
                  4.2            Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
                  10.1           Stock Option Plan, as amended (3)*
                  10.2           Employment Agreement between the Registrant and Edward J. Lawson (1)*
                  10.3           Employment Agreement between the Registrant and Michele V. Lawson (1)*
                  10.4           Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*
                  10.5           Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF,
                                 Inc., as amended (1)
                  10.9           Employment Agreement between Registrant and Richard A. Widdicombe (4)*
                  10.12          Third Modification Agreement to Revolving Credit and Term Loan Agreement between FlatIron
                                 Funding Company, LLC and FPF, Inc., and Sale and Assignment Agreement between Federated
                                 Premium and FPF, Inc. (5)
                  10.13          Fourth Modification Agreement to Revolving Credit and Term Loan Agreement between Federated
                                 Premium Finance, Inc., FlatIron Funding Company, LLC, FlatIron Funding Company and FlatIron
                                 Credit Company, Inc. (6)
                  10.14          Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF, Inc.
                  10.15          Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF,
                                 Inc. (6)
                  10.21          First Modification Agreement between Federated Premium Finance, Inc. and FPF, Inc. (7)
                  10.22          General Agency Agreement dated August 1, 1998 between Federated National Insurance Company and Assurance Managing General Agents, Inc. (8)
                  10.23          Managing General Agency Agreement dated September 4, 2001 between American Vehicle
                                 Insurance Company and Assurance Managing General Agents, Inc. (8)
                  10.24          Commercial and Private Passenger Automobile Quota Share Treaty dated July 18, 2003 between
                                 Federated National Insurance Company and TransAtlantic Reinsurance Company (9)
                  10.25          Addendum No. 1 dated August 22, 2002 to Commercial and Private Passenger Automobile Quota
                                 Share Treaty between Federated National Insurance Company and TransAtlantic Reinsurance
                                 Company (9)
                  10.26          Private Passenger Automobile Quota Share Treaty dated April 29, 2002 between American
                                 Vehicle Insurance Company and TransAtlantic Reinsurance Company (9)
                  10.27          Addendum No. 1 dated August 8, 2002 to Private Passenger Automobile Quota Share Treaty
                                 between American Vehicle Insurance Company and TransAtlantic Reinsurance COmpany (9)
                  16.1           Letter from McKean, Paul, Chrycy, Fletcher & Co. (10)
                  21.1           Subsidiaries of the Registrant (6)
                  23.1           Consent of McKean, Paul, Chrycy, Fletcher & Co., Independent Certified Public Accountants
                                 (8)
                  23.2           Consent of De Meo, Young, McGrath, Independent Certified Public Accountants (8)
                  31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                                 (9)
                  31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                                 (9)
                  32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                                 (9)
                  32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
                                 (9)
                  99.1           Form S-8 filed January 14, 2003 to register 1998 Stock Option Plan as amended, 2001
                                 Franchise Program Stock Option Plan, 2002 Stock Option Plan, Warrant to Purchase 12,500
                                 Shares of Common Stock, and Warrant to Purchase 50,000 Shares of Common Stock and
                                 incorporated herein by reference. (11)

*        MANAGEMENT COMPENSATION PLAN OR ARRANGEMENT
(1) Previously filed as an exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.
(2) Previously filed as an exhibit of the same number of the 1998 Annual Report on Form 10-KSB.
(3) Previously filed as an exhibit to the Company's 2000 Annual Meeting Proxy Statement.
(4) Previously filed as an exhibit of the same number of the 1999 Annual Report on Form 10-KSB.
(5) Previously filed as an exhibit of the same number of the 2000 Annual Report on Form 10-KSB.
(6) Previously filed as an exhibit of the same number of the 2001 Annual Report on Form 10-K.
(7) Previously filed as an exhibit of the same number of the 2002 Annual Report on Form 10-K as originally filed.
(8) Previously filed as an exhibit of the same number of Amendment No. 1 to the 2002 Annual Report on Form 10K.
(9)      Filed herewith.
(10) Previously filed as an exhibit of the same number of Form 8-K dated December 4, 2002.
(11) Previously filed as an exhibit of the same number of Form S-8, filed on January 16, 2003.


         (b)      REPORTS ON FORM 8-K

         On December 3, 2002, the Company's Board of Directors recommended and approved the replacement of its principal accountants, McKean, Paul, Chrycy, Fletcher and Co. Also on December 3, 2002 the Board of Directors recommended and approved the replacement firm of De Meo, Young, McGrath as its independent auditors, effective December 5, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange
Act of 1934, the registrant has duly caused this Form 10K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereto duly authorized.


                                21ST CENTURY HOLDING COMPANY


                                By: /s/ Richard A. Widdicombe
                                   --------------------------------------
                                Richard A. Widdicombe, Chief Executive Officer


                                By: /s/ James G. Jennings, III
                                   --------------------------------------
                                James G. Jennings, III, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  October 23, 2003