Form 10-Q
period 2003-09-30
21ST CENTURY HOLDING CO
filed 2003-11-14
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         Yes [x] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ] No [x]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value - 3,362,943 outstanding as of November 12, 2003.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                            PAGE
                                                                         ----
ITEM 1:

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
     as of  September 30, 2003
     and December 31, 2002...............................................  3

Consolidated Statements of Operations
     for the three and nine months ended September 30, 2003
     and 2002............................................................  4

Consolidated Cash Flow Statements
     for the nine months ended September 30, 2003
     and 2002............................................................  5

Notes to Consolidated Financial Statements...............................  6

ITEM 2:

Management's Discussion and Analysis
     of Financial Condition and Results of Operations.................... 15

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk............... 25

ITEM 4

Controls and Procedures...................................................26

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings........................................................ 27

ITEM 2

Changes in Securities.................................................... 28

ITEM 3

Defaults upon Senior Securities.......................................... 28

ITEM 4

Submission of Matters to a Vote of Security Holders...................... 28

ITEM 5

Other Information........................................................ 29


ITEM 6

Exhibits and Reports on Form 8-K......................................... 29


Signatures............................................................... 30

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 2003  December 31, 2002
                                                                              Unaudited         (See Note 1)
                                                                              ---------         ------------
                                     ASSETS
Investments
     Fixed maturities, available for sale, at fair value                    $  44,760,072       $  24,693,047
     Equity securities                                                          3,836,591             539,706
     Mortgage loans                                                               138,796             145,043
                                                                            -------------       -------------
          Total investments                                                    48,735,459          25,377,796
                                                                            -------------       -------------

Cash and cash equivalents                                                       3,981,352           4,478,383
Finance contracts, net of allowance for credit
  losses of $493,129 in 2003 and $404,356 in 2002                               8,639,673           7,217,873
Prepaid reinsurance premiums                                                    8,700,573          11,251,193
Premiums receivable, net of allowance for credit losses of
 $306,000 and $201,000, respectively                                            7,740,754           8,373,104
Reinsurance recoverable, net                                                   10,635,971           7,856,972
Deferred acquisition costs, net                                                 1,362,018               7,721
Deferred income taxes                                                           2,517,141           2,691,309
Property, plant and equipment, net                                              3,858,730           4,819,617
Goodwill, net                                                                   1,739,715           1,789,353
Other assets                                                                    2,156,264           1,454,690
                                                                            -------------       -------------
          Total assets                                                      $ 100,067,650       $  75,318,011
                                                                            =============       =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                                  $  24,041,304       $  16,983,756
Unearned premiums                                                              33,856,458          28,934,486
Premiums deposits                                                                 810,084             655,713
Revolving credit outstanding                                                    2,839,082           4,312,420
Bank overdraft                                                                  1,043,599             844,947
Income taxes payable                                                              300,392           1,676,020
Subordinated debt                                                               7,500,000                  --
Accounts payable and accrued expenses                                           3,582,311           3,813,005
                                                                            -------------       -------------
          Total liabilities                                                    73,973,230          57,220,347
                                                                            -------------       -------------
Commitments and contingencies

Shareholders' equity:
     Common stock of $0.01 par value. Authorized 25,000,000 shares;
       issued 3,634,336 and 3,411,667 shares, respectively;
       Outstanding 3,211,870 and 2,990,201 shares, respectively                    36,343              34,117
     Additional paid-in capital                                                15,124,938          12,855,543
     Accumulated other comprehensive income (deficit)                             (80,785)           (227,091)
     Retained earnings                                                         12,126,523           6,521,027
     Treasury stock, 422,466 and 421,466 shares, respectively, at cost         (1,112,599)         (1,085,932)
                                                                            -------------       -------------
          Total shareholders' equity                                           26,094,420          18,097,664
                                                                            -------------       -------------
          Total liabilities and shareholders' equity                        $ 100,067,650       $  75,318,011
                                                                            =============       =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended September30        Nine Months Ended September 30,
                                                               2003               2002              2003                2002
                                                               ----               ----              ----                ----
Revenue:
    Gross premiums written                                $ 22,369,229       $ 16,362,504       $ 56,559,803       $ 47,174,213
    Gross premiums ceded                                    (5,627,904)        (5,883,623)       (15,830,769)       (19,274,613)
                                                          ------------       ------------       ------------       ------------
        Net premiums written                                16,741,325         10,478,881         40,729,034         27,899,600
                                                          ------------       ------------       ------------       ------------

    Increase (decrease) in prepaid
    reinsurance premiums                                    (2,486,527)           635,332         (2,550,620)         5,873,741
    Increase in unearned premiums                           (2,404,301)        (2,649,636)        (4,921,972)       (13,388,307)
                                                          ------------       ------------       ------------       ------------
        Net change in prepaid reinsurance premiums
        and unearned premiums                               (4,890,828)        (2,014,304)        (7,472,592)        (7,514,566)
                                                          ------------       ------------       ------------       ------------

        Net premiums earned                                 11,850,497          8,464,577         33,256,442         20,385,034
    Commission income                                          394,599            783,981          1,143,116          1,862,398
    Finance revenue                                            984,644          1,106,128          3,247,673          3,359,780
    Managing general agent fees                                640,661            639,461          1,894,524          2,398,163
    Net investment income                                      513,515            322,159          1,229,185          1,013,456
    Net realized investment gains (losses)                      33,765              3,223          1,453,465
    Other income                                               603,740            503,638          2,603,805          2,378,468
                                                          ------------       ------------       ------------       ------------

        Total revenue                                       15,021,421         11,823,167         44,828,210         29,940,786
                                                          ------------       ------------       ------------       ------------

Expenses:
    Loss and loss adjustment expenses                        6,322,281          4,228,536         20,603,737         10,743,363
    Operating and underwriting expenses                      2,969,326          2,242,805          8,308,583          7,453,487
    Salaries and wages                                       2,356,613          1,980,388          6,714,432          5,926,632
    Interest expense                                           177,466             95,207            287,350            294,925
    Amortization of deferred acquisition costs, net            123,080            482,783           (914,412)           261,304
                                                          ------------       ------------       ------------       ------------

        Total expenses                                      11,948,766          9,029,719         34,999,690         24,679,711

Income before provision for income tax expense               3,072,655          2,793,448          9,828,520          5,261,075
Provision for income tax expense                             1,081,824          1,046,718          3,415,354          2,490,934
                                                          ------------       ------------       ------------       ------------
        Net income                                        $  1,990,831       $  1,746,730       $  6,413,166       $  2,770,141
                                                          ============       ============       ============       ============


Basic net income per share                                $       0.63       $       0.58       $       2.09       $       0.92
                                                          ============       ============       ============       ============

Weighted average number of common shares outstanding         3,158,753          2,994,734          3,074,913          3,012,457
                                                          ============       ============       ============       ============

Fully diluted net income per share                        $       0.57       $       0.58       $       1.97       $       0.92
                                                          ============       ============       ============       ============

Weighted average number of common shares
outstanding (assuming dilution)                              3,518,583          2,994,734          3,249,452          3,012,457
                                                          ============       ============       ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                             2003               2002
                                                                                             ----               ----
Cash flow from operating activities:
      Net income                                                                        $   6,413,166       $   2,770,141
      Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
            Amortization of investment premium, net                                           219,654              23,729
            Depreciation and amortization of property plant and equipment                     317,347             273,725
            Deferred income tax expense                                                       174,168            (544,883)
            Net realized investment (gains) losses                                         (1,562,618)          1,456,513
            Amortization of deferred acquisition costs, net                                  (914,412)            261,304
            Provision for credit losses, net                                                  470,114             912,743
            Provision for uncollectible premiums receivable                                    34,627              73,146
            Exercised stock options                                                         2,271,621                  --
            Changes in operating assets and liabilities:
                Premiums receivable                                                           597,723          (5,704,001)
                Prepaid reinsurance premiums                                                2,550,620          (5,873,742)
                Reinsurance recoverable, net                                               (2,778,999)            569,417
                Deferred acquisition costs, net                                              (439,885)            646,364
                Goodwill                                                                     (220,362)                 --
                Finance contracts receivable, consumer loans and
                  pay advances receivable                                                  (1,891,914)          1,611,068
                Other assets                                                                 (701,574)          1,194,273
                Unpaid losses and loss adjusting expenses                                   7,057,548           2,636,259
                Unearned premiums                                                           4,921,972          13,388,307
                Premium deposits                                                              154,371            (536,856)
                Income taxes payable                                                       (1,471,182)           (577,288)
                Accounts payable and accrued expenses                                        (230,694)           (565,527)
                                                                                        -------------       -------------
Net cash provided by operating activities                                                  14,971,290          12,014,692
                                                                                        -------------       -------------

Cash flow from investing activities:
      Proceeds from sale of investment securities available for sale                      129,333,747          41,293,545
      Purchases of investment securities available for sale                              (151,221,985)        (48,632,442)
      Sale of and collection of mortgage loans                                                  6,247             447,948
      Purchases of property and equipment                                                    (576,307)           (242,869)
      Proceeds from sale of assets                                                          1,599,000             217,041
                                                                                        -------------       -------------
Net cash used in investing activities                                                     (20,859,298)         (6,916,777)
                                                                                        -------------       -------------

Cash flow from financing activities:
      Subordinated Debt                                                                     7,500,000                  --
      Bank overdraft                                                                          198,652           1,266,869
      Dividends paid                                                                         (807,670)           (270,722)
      Purchases of treasury stock                                                             (26,667)           (233,901)
      Revolving credit outstanding                                                         (1,473,338)         (2,621,401)
                                                                                        -------------       -------------
Net cash provided by (used in) financing activities                                         5,390,977          (1,859,155)
                                                                                        -------------       -------------

Net (decrease) increase in cash and cash equivalents                                         (497,031)          3,238,760
Cash and cash equivalents at beginning of period                                            4,478,383             775,699
                                                                                        -------------       -------------
Cash and cash equivalents at end of period                                              $   3,981,352       $   4,014,459
                                                                                        =============       =============

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                                    $     156,012       $     286,038
                                                                                        =============       =============
            Income taxes                                                                $   4,715,000       $   1,725,258
                                                                                        =============       =============
      Non-cash investing and financing activities:
            Accrued dividends payable                                                   $     314,718       $     150,055
                                                                                        =============       =============
            Stock issued to employees                                                   $          --       $       7,800
                                                                                        =============       =============
            Stock received for sale of agency
            Notes receivable, net of deferred gains, received for sale of agencies      $      76,791                  --
                                                                                        =============       =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002, as amended. The December 31, 2002 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations, that may be achieved in the future.

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, general liability insurance, flood insurance, homeowner's insurance, and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). American Vehicle was accepted in August 2003 to be a foreign insurer in the State of Georgia to offer commercial liability insurance on a surplus-lines basis. The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of September 30, 2003, franchises were granted for 43 FedUSA agencies, of which 37 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers electronic tax filing services through Express Tax Service, Inc., ("EXPRESSTAX"), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of September 30, 2003, there were 158 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, EXPRESSTAX offers tax preparation services through more than 500 licensees nationwide, acting as sales representatives of EXPRESSTAX.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         (B) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

         Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for the Company's stock-based employee compensation arrangement as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company's stock compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.


Net income (loss)                September 30, 2003   December 31, 2002     December 31, 2001
-----------------                ------------------   -----------------     -----------------
As reported                       $   6,413,166         $   4,570,201         $    (992,090)
Compensation, net of tax effect       1,125,656         $   1,750,528         $     189,765
                                  -------------         -------------         -------------
Pro forma net income (loss)       $   5,287,510         $   2,819,673         $  (1,181,855)
                                  =============         =============         =============
Net income (loss) per share
As reported - Basic               $        2.09         $        1.52         $       (0.31)
As reported - Diluted             $        1.97         $        1.52         $       (0.31)
Pro forma - Basic                 $        1.72         $        0.94         $       (0.37)
Pro forma - Diluted               $        1.63         $        0.94         $       (0.37)

Additional stock option awards are anticipated in future years.

         The weighted average fair value of options granted during the nine months ending September 30, 2003, estimated on the date of grant using the Black-Scholes option-pricing model was $8.05 to $8.43. The weighted average fair value of options granted during 2002 and 2001 estimated on the date of grant using the Black-Scholes option-pricing model was $2.17 to $8.06 in 2002 and $2.38 to $2.92 in 2001. The fair value of options granted is estimated on the date of grant using the following assumptions:


                               September 30, 2003      December 31, 2002    December 31, 2001
                               ------------------      -----------------    -----------------
Dividend yield                       1.96%              .073%-3.5%           2.68%-3.20%
Expected volatility                 108.73%               120.22%             136%-152%
Risk-free interest rate          2.82% to 3.94%         4.49%-5.82%          4.89%-5.29%

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (C) EARNINGS PER SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS for the year ended December 31, 2002 excluded the impact of warrants and stock options as their effect would have been anti-dilutive.

         (D) RECLASSIFICATIONS

         Certain amounts in 2002 financial statements have been reclassified to conform with 2003 presentation.

(3) REVOLVING CREDIT OUTSTANDING

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with the lender, which gives the lender the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National's and American Vehicle's newly developed direct bill program. Direct billing is a payment option whereby the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of the lender's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement, was 6.23% and 7.84% for the year ended December 31, 2002 and 2001, respectively.

         For the nine months ended September 30, 2003, the effective rate of interest for this arrangement was approximately 5.9%. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of September 30, 2003 and December 31, 2002 were approximately $2.8 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 for December 31, 2002 and was permissible by reason of a compensating cash balance held for the benefit of the lender. Interest expense on this revolving credit line for the nine months ending September 30, 2003 and the year ended December 31, 2002 totaled approximately $156,000 and $342,000, respectively.

(4) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Securities Exchange Act of 1934. Specifically, the plaintiffs allege that the Company recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. The Company has since accounted for ceded commission on a pro rata basis and has done so since these matters were brought to the Company's attention in 1998. Nevertheless, the Company believes that the lawsuit is without merit and is vigorously defending the action, as the Company reasonably relied upon outside subject matter experts to make these determinations at the time. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The court denied the Company's motion to dismiss the plaintiffs' first amended complaint and the Company filed an answer and affirmative defenses. The parties conducted court-ordered mediation in September 2003, which did not result in a settlement. Although the Company continues to vigorously defend this action, the parties may renew settlement negotiations at some point during the litigation. While it is impossible to predict whether a settlement can be reached or the amount or nature of any potential settlement, settlement of this matter, or a possible adverse judgment, could have a material adverse effect on the Company's results of operations or liquidity.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys' fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the court entered an amended final judgment awarding the plaintiffs $1,140,387 in attorneys' fees and costs. Both parties are appealing this judgment, and American Vehicle's previous owners have posted a $1,000,000 bond to secure the appeal. Management anticipates that there will be no costs associated with the resolution of this case; consequently, no liability for fees and costs has been accrued.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain insurer solvency pools under Florida Statutes
Section 631.57(3)(a). Participation in these pools is based on the Company's written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. The Company was assessed $258,000 and $203,000 for the years ended December 31, 2002 and 2001, respectively. Should there be a 2003 assessment, the Company is generally notified in December. The Company is entitled to recover all of these assessments as permitted by the State of Florida through policy surcharges. During 2002, the Company recovered $180,000 of the 2001 assessment and during the first nine months of 2003, the Company recovered the balance of the 2001 assessment and $138,000 of the 2002 assessment.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section
627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. No assessments by the JUA plan have been incurred by either insurance company through the date of this 10-Q.

(5) COMPREHENSIVE INCOME

         For the three and nine months ended September 30, 2003 and 2002, comprehensive income consisted of the following:


                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                        2003            2002             2003           2002
                                                                     -----------     -----------     -----------     -----------
Net income                                                           $ 1,990,831     $ 1,746,730     $ 6,413,166     $ 2,770,141
Change in net unrealized losses on investments held for resale            82,369        (196,170)        241,830     $(2,322,567)
                                                                     -----------     -----------     -----------     -----------
Other comprehensive income, before tax                                 2,073,200       1,550,560       6,654,996     $   447,574
Income tax benefit (expense) related to items of other
  comprehensive income                                                   (32,537)         16,095         (95,524)    $   905,801
                                                                     -----------     -----------     -----------     -----------
Comprehensive income                                                 $ 2,040,663     $ 1,566,655     $ 6,559,472     $ 1,353,375
                                                                     ===========     ===========     ===========     ===========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, general liability and homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

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

         Information regarding components of operations for the three months and nine months ended September 30, 2003 and 2002 follows:


                                               Three months ended September 30, Nine months ended September 30,
                                                   2003             2002             2003             2002
                                               ------------     ------------     ------------     ------------
Total revenue
    Insurance segments                         $ 16,991,819     $ 10,833,952     $ 46,705,850     $ 26,809,455
    Financing segment                               598,290          898,697        1,878,531        2,975,204
    All other segments                              349,660          467,148        3,840,782        2,091,210
                                               ------------     ------------     ------------     ------------
         Total operating segments                17,939,769       12,199,797       52,425,163       31,875,869
    Intercompany eliminations                    (2,918,348)        (376,630)      (7,596,953)      (1,935,083)
                                               ------------     ------------     ------------     ------------
         Total revenues                        $ 15,021,421     $ 11,823,167     $ 44,828,210     $ 29,940,786
                                               ============     ============     ============     ============

Earnings before income taxes
    Insurance segments                         $  2,990,072     $  1,965,692     $  8,173,155     $  2,603,571
    Financing segments                              243,538          485,167          514,387        1,055,466
    All other segments                             (160,955)         342,589        1,140,978        1,602,038
                                               ------------     ------------     ------------     ------------
         Total earnings before income taxes    $  3,072,655     $  2,793,448     $  9,828,520     $  5,261,075
                                               ============     ============     ============     ============

         Information regarding total assets as of September 30, 2003 and December 31, 2002:


                                                           2003              2002
                                                     -------------     -------------
         Total assets
             Insurance segments                      $  89,699,032     $  66,663,775
             Financing segment                           8,881,199         7,548,841
             All other segments                          3,280,781         3,003,827
                                                     -------------     -------------
                  Total operating segments             101,861,012        77,216,443
             Intercompany eliminations                  (1,793,362)       (1,898,432)
                                                     -------------     -------------
                  Total assets                       $ 100,067,650     $  75,318,011
                                                     =============     =============

(7) REINSURANCE  AGREEMENTS

         The quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86%. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company also participates in the Florida Hurricane Catastrophe Fund and subscribes to an Excess of Loss reinsurance policy to protect its interest in the insurable risks associated with its homeowner and mobile home owner policies.

(8) STOCK COMPENSATION PLANS

         On December 1998, the Company issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9.00 per share. The warrants vested immediately and are exercisable until December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During the nine months ended September 30, 2003, 28,700 warrants were exercised at an average price per share of approximately $15.23. During the three months ended September 30, 2003, 9,000 warrants were exercised at an average price per share of $15.85.

         The Company implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices that, are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 600,000 common shares, and, as of September 30, 2003 and December 31, 2002, the Company had net options outstanding to purchase 381,453 and 542,750 shares, respectively.

         In 2001, the Company implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company-owned agencies that are then converted to franchised agencies. The purpose of the plan is to advance the interests of the Company by providing an additional incentive to encourage managers of Company-owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 689,000 common shares, and as of September 30, 2003 and December 31, 2002, the Company had net options outstanding to purchase 46,483 and 78,155 shares, respectively.

         In 2002, the Company implemented its 2002 Option Plan. The purpose of this Plan is to advance the interests of the Company by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment the success of the Company and its subsidiaries is largely dependent, by authorizing the grant of options to purchase Common Stock of the Company to persons who are eligible to participate thereunder, thereby encouraging stock ownership in the Company by such persons, all upon and subject to the terms and conditions of the plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,200,000 common shares, and, as of September 30, 2003 and December 31, 2002, the Company had net options outstanding to purchase 753,400 and 727,000 shares, respectively.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Activity in the Company's stock option plans for the period from January 1, 2000 to September 30, 2003, is summarized below:

                                                  1998 Plan                 2001 Franchisee Plan               2002 Plan
                                            -----------------------      -------------------------       ------------------------
                                                           Weighted                       Weighted                       Weighted
                                                            Average                        Average                        Average
                                             Number         Option        Number           Option        Number           Option
                                               of          Exercise         of            Exercise         of            Exercise
                                             Shares         Price         Shares            Price        Shares           Price
                                            --------       -------       -------           -------       -------          -------
Outstanding at December 31, 2000             495,971       $ 10.00            --
Granted                                       23,000       $ 10.00        83,830           $ 10.00
Exercised                                         --                          --
Cancelled                                    (97,987)      $ 10.00            --
                                            --------                     -------
Outstanding at December 31, 2001             420,984       $ 10.00        83,830           $ 10.00            --
Granted                                      228,265       $ 10.00                                       783,000          $ 13.37
Exercised                                     (1,000)                                                         --
Cancelled                                   (105,499)      $ 10.00        (5,675)                        (56,000)         $ 13.53
                                            --------                     -------                         -------
Outstanding at December 31, 2002             542,750       $ 10.00        78,155           $ 10.00       727,000          $ 13.35
Granted                                           --       $ 10.00        10,000           $ 13.75        83,000          $ 14.90
Exercised                                   (142,897)      $ 10.00       (41,672)          $ 10.00        (9,400)         $ 13.75
Cancelled                                    (18,400)      $ 10.00            --                         (47,200)         $ 13.83
                                            --------                     -------                         -------
Outstanding at September 30, 2003            381,453       $ 10.00        46,483           $ 10.81       753,400          $ 13.49
                                            ========                     =======                         =======

         Options outstanding as of September 30, 2003 are exercisable as follows:

                                                  1998 Plan                 2001 Franchisee Plan               2002 Plan
                                            -----------------------      -------------------------       ------------------------
                                                           Weighted                       Weighted                       Weighted
                                                            Average                        Average                        Average
                                             Number         Option        Number           Option        Number           Option
                                               of          Exercise         of            Exercise         of            Exercise
Options Exercisable at:                      Shares         Price         Shares            Price        Shares           Price
-----------------------                     --------       -------       -------           -------       -------          -------
         September 30, 2003                  212,365       $ 10.00        17,127           $ 10.00       119,800          $ 13.35
         December 31, 2003                    14,250       $ 10.00            --           $ 10.00         8,000          $ 13.35
         December 31, 2004                    63,705       $ 10.00         3,669           $ 10.00       152,400          $ 13.35
         December 31, 2005                    47,316       $ 10.00         3,670           $ 10.00       152,400          $ 13.35
         December 31, 2006                    43,817       $ 10.00         3,669           $ 10.00       152,400          $ 13.35
         December 31, 2007                        --                       3,670           $ 10.00       152,400          $ 13.35
              Thereafter                          --                      14,678           $ 10.00        16,000          $ 14.08

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company's stock compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

Net income (loss)                   September 30, 2003   December 31, 2002    December 31, 2001
                                    ------------------   -----------------    -----------------
As reported                            $ 6,413,166          $ 4,570,201          $   (992,090)
Compensation, net of tax effect          1,125,656          $ 1,750,528          $    189,765
                                       -----------          -----------          ------------
Pro forma net income (loss)            $ 5,287,510          $ 2,819,673          $ (1,181,855)
                                       ===========          ===========          ============
Net income (loss) per share
As reported - Basic                    $      2.09          $      1.52          $      (0.31)
As reported - Diluted                  $      1.97          $      1.52          $      (0.31)
Pro forma - Basic                      $      1.72          $      0.94          $      (0.37)

Additional stock option awards are anticipated in future years.

         The weighted average fair value of options granted during the nine months ending September 30, 2003, estimated on the date of grant using the Black-Scholes option-pricing model was $8.05 to $8.43. The weighted average fair value of options granted during 2002 and 2001 estimated on the date of grant using the Black-Scholes option-pricing model was $2.17 to $8.06 in 2002 and $2.38 to $2.92 in 2001. The fair value of options granted is estimated on the date of grant using the following assumptions:

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    September 30, 2003   December 31, 2002    December 31, 2001
                                    ------------------   -----------------    -----------------
Dividend yield                           1.96%               .073%-3.5%           2.68%-3.20%
Expected volatility                     108.73%               120.22%             136%-152%
Risk-free interest rate              2.82% to 3.94%         4.49%-5.82%          4.89%-5.29%

         Summary information about the Company's stock options outstanding at September 30, 2003:

                                                                          Weighted Average        Weighted
                                     Range of           Outstanding         Contractual           Average       Exercisable
                                  Exercise Price        at 9/30/2003      Periods in Years     Exercise Price   at 9/30/2003
                                  --------------        ------------      ----------------     --------------   ------------

1998 Plan                             $10.00                  381,453           3.01               $10.00            212,365
2001 Franchise Plan               $10.00 - $13.75              46,483           6.36               $10.81             17,127
2002 Plan                         $12.50 - $20.00             753,400           4.25               $13.49            119,800

(9) SUBORDINATED DEBT

         On July 31, 2003, the Company completed a private placement of its 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrant") to purchase shares of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

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

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants and totaled 392,356 shares. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants and totaled 15,694 shares. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equals $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the unit purchase agreement with the investors in the private placement, management believes that the Warrants had zero value at the date of issuance of the Notes.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments totaling approximately $0.7 million are due on October 31, 2003 and quarterly thereafter for three years with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

For the year ending
             2003        $  625,000
             2004         2,500,000
             2005         2,500,000
             2006         1,875,000
                         ----------
Total                    $7,500,000
                         ==========

On or about October 31, 2003 the Company elected its option to make its quarterly estimated payment in shares of the Company's Common Stock and in accordance with the contractual computations issued a total of 41,195 shares of common stock.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2:

FORWARD-LOOKING STATEMENTS

Statements in this report that are not historical fact are "forward-looking" statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue," or the negative other variations thereof or other comparable terminology, are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company and any possible settlement thereof; risks related to the nature of the Company's business; dependence on investment income and the composition of the Company's investment portfolio; the adequacy of its liability for loss and loss adjustment expense ("LAE"); insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; courts decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report and its other filings with the Securities Exchange Commission.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that GAAP prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

OVERVIEW

         The Company is a vertically integrated insurance holding company, which, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and the claims process. The Company underwrites personal automobile insurance, general liability insurance, homeowner's insurance, and mobile home property and casualty insurance in the State of Florida through its wholly-owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). American Vehicle was accepted in August 2003 to be a foreign insurer in the State of Georgia to offer commercial liability insurance on a surplus-lines basis. The Company internally processes claims made by its own and third party insureds through a wholly-owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). The Company also offers premium financing to its own and third-party insureds through its wholly-owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

         The Company markets and distributes its own and third-party insurers' products and its other services primarily in South Florida, through a network of 23 agencies, owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly-owned subsidiary, 42 franchised agencies and approximately 125 independent agents. The Company, through its wholly-owned subsidiary, FedUSA, Inc. ("FedUSA"), franchises agencies under the FedUSA name. As of September 30, 2003, franchises were granted for 43 FedUSA agencies, of which 37 were operating. The Company intends to focus its future expansion efforts for its agency network on franchised agencies.

         The Company offers electronic tax filing services through Express Tax Service, Inc., ("EXPRESSTAX"), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of September 30, 2003, there were 158 EXPRESSTAX franchises granted in ten states. Revenue is generated through franchise sales, collection of royalty on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and bank related products. In addition, EXPRESSTAX offers Tax Preparation services through more than 500 licensees nationwide, acting as sales representatives of EXPRESSTAX.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

         The Company's primary products are nonstandard and standard personal automobile insurance. The former is principally provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors, including market conditions for preferred or standard risks. The latter is principally provided to insureds who present an average risk profile in terms of payment history, driving record, vehicle and other factors. The Company's experience has been that Underwriting criteria in the industry generally for standard insurance coverage have become more restrictive, thereby requiring more drivers to seek coverage in the nonstandard automobile insurance market. The Company believes that these factors have contributed to an increase in the size of the nonstandard personal automobile insurance market. Additionally other insurance products offered include property insurance for the home and mobile home and, in June of 2003, American Vehicle has launched a new general liability insurance product designed for the small artisan.

         We currently underwrite and sell insurance in Florida and Georgia; however, we intend to expand to other selected states and we have applied to obtain a license to underwrite and sell personal automobile insurance in Alabama and North Carolina. We also currently intend to apply in Louisiana to obtain a license to underwrite and sell homeowner's and general liability insurance. We will select additional states for expansion based on a number of criteria, including the size of the personal automobile insurance market, statewide loss results, competition and the regulatory climate. Our ability to expand into other states will be subject to receiving prior regulatory approval of each state. Certain states impose operating requirements upon licensee applicants, which may impose burdens on our ability to obtain a license to conduct insurance business in those other states. There can be no assurance that we will be able to obtain the required licenses, and the failure to do so would limit our ability to expand geographically.

         The Company's executive offices are located at 4161 N.W. Fifth Street, Plantation, Florida and its telephone number is (954) 581-9993.

ANALYSIS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2003 AS COMPARED TO DECEMBER 31, 2002

         INVESTMENTS. Investments increased $23.4 million, or 92.04%, to $48.7 million as of September 30, 2003 as compared to $25.4 million as of December 31, 2002. During the nine months ended September 30, 2003 cash used in investing activities totaled $20.9 million, which reflects cash provided by operations totaling $15.0 million, financing activities totaling $5.4 million, and a decrease in cash and cash equivalents of approximately $0.5 million. During the nine months ended September 30, 2002, cash used in investing activities totaled $6.9 million, which reflects cash provided by operations totaling $12.0 million, financing activities totaling $4.0 million, and an increase in cash and cash equivalents of approximately $3.2 million. For further detail, see the section titled ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         FINANCE CONTRACTS RECEIVABLE. Finance contracts increased $1.4 million, or 19.7%, to $8.6 million as of September 30, 2003 as compared to $7.2 million as of December 31, 2002. The increase of the finance contracts receivable primarily reflects the commercial general liability policies offered by American Vehicle for which the insureds are financing the premiums.

         PREPAID REINSURANCE PREMIUMS. Prepaid reinsurance premiums decreased $2.6 million, or 22.7%, to $8.7 million as of September 30, 2003 from $11.3 million as of December 31, 2002. Approximately $2.0 million of this decrease reflects the decrease in American Vehicle's ceded quota-share reinsurance from 70% of its premiums written to 40% effective November 1, 2002. Approximately $0.6 million of the decrease reflects the decrease in Federated National's ceded quota-share reinsurance from 40% of automobile premiums written in 2002 to 30% for automobile premiums written in the first quarter of 2003. Subsequent to the

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

first quarter of 2003, Federated National increased its ceded quota-share reinsurance to 40% of automobile premiums written. American Vehicle's reinsurance treaty did not change.

         REINSURANCE RECOVERABLE, NET. Reinsurance recoverable increased $2.8 million, or 35.4% to $10.6 million as of September 30, 2003 from $7.9 million as of December 31, 2002. This increase is the result of the increase in loss and loss adjustment expenses incurred and, to a lesser extent, the timing of settlements between the Company and its reinsurer. All amounts are considered current.

         DEFERRED ACQUISITION COSTS, NET. Deferred acquisition costs increased $1.4 million to $1.4 million as of September 30, 2002 from $7,721 as of December 31, 2002. At September 30, 2003, commission expense and commissions income, net were approximately $ 924,000 and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees totaled approximately $438,000. Deferred policy acquisition costs, net, increased primarily due to a $2.6 million decrease in ceded unearned commissions during the nine months ended September 30, 2003. The December 31, 2002 balance was composed of commission expense offset by ceded commissions income of approximately $(423,000) and other expenses connected with the writing of premiums such as salaries, payroll taxes and premium taxes, and offset by policy fees of approximately $431,000. The decrease in ceded unearned commissions in 2003 as compared to 2002 relates to the decline in reliance on quota-share reinsurance associated with the insurance company's automobile premiums as detailed in the discussion of Prepaid Reinsurance Premiums noted above.

         PROPERTY, PLANT AND EQUIPMENT, NET. Property, plant and equipment, net declined by $1.0 million or 19.9% to $3.8 million as of September 30, 2003 as compared to $4.8 million as of December 31, 2002. The predominate reason for the decline was the sale of the Company's headquarters in Plantation, Florida. The second floor of the headquarters in Plantation, Florida was then leased back from the new owners and is utilized by the underwriting and executive departments. All other operations were relocated to the Company's other property located in Lauderhill Lakes, Florida.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES. Unpaid losses and loss adjustment expenses increased $7.0 million or 41.6% to $24.0 million as of September 30, 2003 as compared to $17.0 million as of December 31, 2002. The increase is associated with an increase in frequency and severity of claims activity associated with our automobile business. Federated National's reserves increased by $2.1 million in 2003 as compared to 2002 and represents 30.0% of the total reserve increase and American Vehicle's reserves increased by $3.2 million in 2003 as compared to 2002 and represents 45.7% of the total reserve increase. Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as case reserves coupled with bulk estimates known as "incurred but not reported" (IBNR). Interim estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion see Loss and Loss Adjustment Expenses.

         UNEARNED PREMIUMS. Unearned premiums increased by $4.9 million or 17.0% to $33.9 million as of September 30, 2003 as compared to $28.9 million as of December 31, 2002. The increase is due to a $5.0 million increase in unearned homeowner's insurance premiums and a $2.3 million increase in unearned premiums associated with the newly launched commercial liability program; offsetting these increases is a $2.3 million decrease in automobile unearned premiums. These changes reflect the Company's emphasis in 2003 on property and commercial general liability insurance products.

         REVOLVING CREDIT OUTSTANDING. Revolving credit outstanding declined by $1.5 million, or 34.2% to $2.8 million as of September 30, 2003 as compared to $4.3 million as of December 31, 2002. The decline primarily reflects the use of the proceeds from the Company's issuance of subordinated debt described below

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

and to a lesser extent reflects the Company's emphasis of its direct bill program.

         SUBORDINATED DEBT. On July 31, 2003, the Company completed a private placement of its 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrant") to purchase shares of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498. See footnote number 9, SUBORDINATED DEBT and Item 2, Changes in Securities under Other Information for further discussion of the Notes.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $6.0 million, or 36.7%, to $22.4 million for the three months ended September 30, 2003, as compared to $16.4 million for the comparable period in 2002. The following table denotes gross premiums written by major product line.


                                              Three months ended September 30,
                                   --------------------------------------------------
                                             2003                      2002
                                   ----------------------      ----------------------
         Automobile                $13,960,744       62.4%     $13,494,986       82.5%
         Homeowners                  5,356,294       23.9%       2,467,185       15.1%
         Commercial liability        2,664,980       12.0%              --        0.0%
         Mobile home owners            387,211        1.7%         400,333        2.4%
                                   -----------      -----      -----------      -----
         Gross written premiums    $22,369,229      100.0%     $16,362,504      100.0%
                                   ===========      =====      ===========      =====

As noted above the Company's efforts to expand to line of insurance products to include products other than automobile insurance are coming to fruition.

         GROSS PREMIUMS CEDED. Gross premiums ceded decreased $0.3 million to $5.6 million for the three months ended September 30, 2003, from $5.9 million for the three months ended September 30, 2002. The decrease is primarily due to the decline in the Company's ceded quota-share reinsurance associated with its automobile insurance.

         INCREASE (DECREASE) IN PREPAID REINSURANCE PREMIUMS. The decrease in prepaid reinsurance premiums, was $3.1 million, or ($2.5) million for the three months ended September 30, 2003, compared to $0.6 million for the three months ended September 30, 2002. The decrease is due primarily to American Vehicle having its first full twelve consecutive months of business.

         INCREASE (DECREASE) IN UNEARNED PREMIUMS. Unearned premiums declined by $0.25 million to ($2.4) million as of September 30, 2003, as compared to ($2.65) million as of September 30, 2002. The rate at which the unearned premium liability changed reflects that the Company's growth in net written premiums is constant as compared to the same three-month period last year. For further discussion see Unearned Premiums above.

         COMMISSION INCOME. Commission income fell $0.4 million to $0.4 million, or 49.7%, for the three month period ended September 30, 2003, as compared to $0.8 million for the three months ending September 30, 2002. The decline in unaffiliated commission income reflects the Company's concentration on marketing its own insurance products. The Company does not recognize commission income or expense on transactions between its subsidary insurance companies and its owned agents.

         NET INVESTMENT INCOME. Net investment income increased by $0.2 million, or 59.4%, to $0.5 million for the three months ending September 30, 2003, as compared to $0.3 million for the same three-month period ending September 30, 2002. The increase in investment income is a result of the additional amounts of invested assets. Although the Company's net investment income has increased, the over all yield has declined to 3.3% for the three months ended September 30, 20003 from a yield of 5.1% for the three months ending September 30, 2003. This decline in yields reflects the general decline in the available yield investments.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         NET REALIZED INVESTMENT GAINS (LOSSES). Net realized investments gains increased modestly to $34,000 for the three-month period ending September 30, 2003, as compared to $3,000 for the three months ending September 30, 2002. The table below depicts the gains and losses by investment category.

                                                         Three months ending September 30,
                                                         ---------------------------------
                                                               2003         2002
                                                             Realized     Realized
                                                            Gain (Loss)   Gain (Loss)
                                                            ---------     ---------
         Corporate securities
                Communications industry                     $      --     $(436,512)
                Financial industry                             13,050        10,688
                All other industries                          (36,606)      (62,326)
                                                            ---------     ---------
                       Total corporate securities             (23,556)     (488,150)
         Obligations of state and municipal subdivisions           --       110,525
         United States government and agencies               (209,334)      381,882
                                                            ---------     ---------
                       Total fixed maturities                (232,890)        4,257
         Common stocks                                        243,099        (1,034)
         Preferred stocks                                      23,556            --
                                                            ---------     ---------
                       Total investments                    $  33,765     $   3,223
                                                            =========     =========


         LOSS AND LOSS ADJUSTMENT EXPENSES. Loss and loss adjustment expenses increased by $2.1 million, or 49.5%, to $6.3 million for the three months ending September 30, 2003, as compared to $4.2 million as of September 30, 2002. The increase is predominately due to the increase in net premiums earned. The Company's loss ratio, as determined in accordance with GAAP, for the three-month period ended September 30, 2003 was 53.5% compared with 50.0% for the same period in 2002. The table below reflects the loss ratios by product line.

                                               Three months ending September 30,
                                               ---------------------------------
                                                   2003                    2002
                                                   ----                    ----
         Automobile                               65.88%                  59.03%
         Home owners                              25.36%                  29.32%
         Commercial liability                     24.44%                   0.00%
         Mobile home owners                       50.32%                  48.93%
         Aggregate                                53.53%                  49.96%

Losses and loss adjustment expense, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claim files. The estimated cost to close all claims, for accident years other than the current year and net of reinsurance recoveries, has increased by a total of $0.5 million over the ultimate estimates made as of December 31, 2002, primarily due to an increase of claim frequency and claim severity and interim estimates made by management of the ultimate costs required to settle all claims, both reported and not yet reported.

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses rose by $0.7 million, or 32.4%, to $3.0 million for the three months ending September 30, 2003, as compared to $2.3 million for the three months ending September 30, 2002. The increase is primarily associated with a one-time computer process fee of $0.3 million.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         SALARIES AND WAGES. Salaries and wages increased $0.4 million, or 19%, to $2.4 million for the three months ending September 30, 2003, as compared to $2.0 million for the three months ending September 30, 2002. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased by $0.4 million, or 74.5%, to $0.1 million for the three month period ending September 30, 2003, as compared to $0.5 million as of September 30, 2002. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. During the three months ending September 30, 2003, the difference between the ceded commissions earned of $1.4 million and amortized costs of $1.5 million resulted in a charge to earnings of $0.1 million. The decline in the amortization of deferred policy acquisition costs in the 2003 period as compared to the 2002 period is attributable to the decrease in ceded unearned commissions. The decrease in ceded unearned commissions relates to the decline in reliance of quota-share reinsurance associated with the Company's automobile premiums.

         PROVISION FOR INCOME TAX EXPENSE. The effective rate for income tax expense is 35.2% for the three months ended September 30, 2003, compared with 37.5% for the same three-month period in 2002. The decreased rate reflects the Company's ability to absorb its capital losses recognized in prior years.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         GROSS PREMIUMS WRITTEN. Gross premiums written increased $9.4 million, or 19.9%, to $56.6 million for the nine months ended September 30, 2003, as compared to $47.2 million for the nine months ending September 30, 2002. The increase is primarily due to additional marketing of its homeowner's insurance product and the recently launched commercial liability line of insurance. The following table denotes gross premiums written by major product line.


                                              Nine months ended September 30,
                                   ---------------------------------------------------
                                              2003                         2002
                                   ----------------------       ----------------------
         Automobile                $39,915,374       70.6%      $38,349,320       81.3%
         Homeowners                 12,614,755       22.3%        7,384,776       15.6%
         Commercial liability        2,664,980        4.7%               --        0.0%
         Mobile home owners          1,364,694        2.4%        1,440,117        3.1%
                                   -----------      -----       -----------      -----
         Gross written premiums    $56,559,803      100.0%      $47,174,213      100.0%
                                   ===========      =====       ===========      =====

As noted above the Company's efforts to expand its insurance products to include products other than automobile are coming to fruition.

         GROSS PREMIUMS CEDED. Gross premiums ceded decreased by $3.4 million, or 17.9%, to $15.8 million as of September 30, 2003, as compared to $19.3 million for the nine months ended September 30, 2002. For 2002, Federated National reinsured through a quota-share agreement 40% of its automobile premiums and American Vehicle reinsured 70% of its written premiums. In 2003, Federated National and American Vehicle reinsured 40% of its automobile premiums. The amount of quota-share reinsurance maintained by Federated National is determined by management, based on estimated annual written premiums and estimated year-end surplus, in order to comply with insurance regulations.

         INCREASE (DECREASE) IN PREPAID REINSURANCE PREMIUMS. The decrease in prepaid reinsurance premiums, was $2.6 million, for the nine months ended September 30, 2003, compared to an increase of $5.9 million for the nine months ended September 30, 2002. The decrease is due primarily to American Vehicle decreased reliance on quota-share reinsurance on its automobile insurance products.

         DECREASE (INCREASE) IN UNEARNED PREMIUMS. Unearned premiums declined by $8.5 million to ($4.9) million as of September 30, 2003, as compared to ($13.4) million.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

as of September 30, 2002. Unearned premiums increased by $5.0 million and $2.2 million for the homeowner and Commercial General Liability lines of insurance, respectively; and unearned premiums associated with the automobile insurance lines decreased by $2.3 million. For further discussion see Unearned Premiums above.

         COMMISSION INCOME. Commission income fell $0.8 million to $1.1 million, or 38.6%, for the nine month period ended September 30, 2003, as compared to $1.9 million for the nine months ending September 30, 2002. The decline in unaffiliated commission income reflects the Company's concentration on marketing its own insurance products. The Company does not recognize commission income or expense on transactions between its subsidiary insurance companies and its owned agents.

         MANAGING GENERAL AGENT FEES. Managing general agent fees decreased by $0.5 million to $1.9 million, or 21.0%, for the nine months ending September 30, 2003, as compared to $2.4 million for the nine months ending September 30, 2002. The decrease is due primarily to $0.8 million of commission income, from the production of third party insurance policies by the Company's MGA, realized during the nine months ending September 2002, netted against $0.3 million increase in policy fees paid by the insureds to the Company's MGA during the nine months ending September 30, 2003.

         NET INVESTMENT INCOME. Net investment income increased by $0.2 million, or 21.3%, to $1.2 million for the nine months ending September 30, 2003, as compared to $1.0 million for the same nine-month period ending September 30, 2002. The increase in investment income is a result of the additional amounts of invested assets. Although the Company's net investment income has increased, the over all yield has declined by 1.7% from yields of 2.3% to 4.0% for the nine months ending September 30, 2003 and 2002, respectively. The decline in yields reflects the general decline in the available yields on investments.

         NET REALIZED INVESTMENT GAINS (LOSSES). Net realized investments gains increased by $2.9 million, to $1.5 million for the nine-month period ending September 30, 2003, as compared to a loss of $1.4 million for the nine-months ending September 30, 2002. The table below depicts the gains and losses by investment category.




                                                          Nine months ending September 30,
                                                          --------------------------------
                                                               2003           2002
                                                             Realized       Realized
                                                            Gain (Loss)    Gain (Loss)
                                                            -----------    -----------
         Corporate securities
                Communications industry                     $   118,107    $(2,040,208)
                Financial industry                               88,683         52,005
                All other industries                             57,453        (62,468)
                                                            -----------    -----------
                       Total corporate securities               264,243     (2,050,671)
         Obligations of state and municipal subdivisions        345,177        110,525
         United States government and agencies                  291,427        422,036
                                                            -----------    -----------
                       Total fixed maturities                   900,847     (1,518,110)
         Common stocks                                          529,062         (1,034)
         Preferred stocks                                        23,556             --
         Land                                                        --         62,631
                                                            -----------    -----------
                       Total investments                    $ 1,453,465    $(1,456,513)
                                                            ===========    ===========


         LOSS AND LOSS ADJUSTMENT EXPENSES. Loss and loss adjustment expenses increased by $9.9 million, or 91.8%, to $20.6 million for the nine months ending September 30, 2003, as compared to $10.7 million as of September 30, 2002. The increase is predominately due to the increase in net premiums earned. The Company's loss ratio, as determined in accordance with GAAP, for the nine-month period ended September 30, 2003 was 61.9% compared with 52.7% for the same period in 2002. The table below reflects the loss ratios by product line.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                                Nine months ending September 30,
                                                --------------------------------
                                                   2003                    2002
                                                   ----                    ----
         Automobile                               77.84%                  70.22%
         Home owners                              18.94%                  22.35%
         Commercial liability                     24.44%                   0.00%
         Mobile home owners                       35.06%                  24.48%
         Totals                                   61.95%                  52.70%

Losses and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claims. The estimated cost to close all claim files, for accident years other than the current year and net of reinsurance recoveries, has decreased by a total of $0.3 million over the ultimate estimates made as of December 31, 2002, primarily due to a decrease of claim frequency and claim severity and interim estimates made by management of the ultimate costs required to settle all claims, both reported and not yet reported.

         OPERATING AND UNDERWRITING EXPENSES. Operating and underwriting expenses rose by $0.8 million, or 11.4% to $8.3 million for the nine months ending September 30, 2003 as compared to $7.5 million for the nine months ending September 30, 2002. The increase is most notably associated with a one-time computer process fees fee of $0.3 million and $0.2 million increase in premium taxes, which have a direct correlation to premium volume.

         SALARIES AND WAGES. Salaries and wages increased $0.8 million, or 13.3%, to $6.7 million for the nine months ending September 30, 2003, as compared to $5.9 million for the nine months ending September 30, 2002. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS. Amortization of deferred policy acquisition costs decreased by $1.2 million to a credit of $0.9 million for the nine months ending September 30, 2003, as compared to a charge of $0.3 million as of September 30, 2002. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. During the nine months ending September 30, 2003, the difference between the ceded commissions earned of $5.2 million and amortized costs of $4.3 million resulted in a credit to earnings of $0.9 million. The $1.2 million decline in the amortization of deferred policy acquisition costs in the 2003 period as compared to the 2002 period is attributable to the increase in ceded commissions earned during the nine months ending September 30, 2003 totaling $1.6 million, netted against amortized costs of $0.4 million during the same nine month period.

         PROVISION FOR INCOME TAX EXPENSE. The effective rate for income tax expense is 34.8% for the nine months ended September 30, 2003, compared with 47.3% for the same nine-month period in 2002. The decreased rate reflects the Company's ability to absorb its capital losses recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital during nine months ended September 30, 2003 are revenues generated from operations, issuance of debt securities, investment income and borrowings under the Revolving Agreement, described below. Because the Company is a holding company, it is largely dependent upon dividends and fees from its subsidiaries for cash flow.

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with the lender, which gives the lender the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002, the line was amended and revised allowing for a maximum credit commitment of $4.0 million. The decline in the required credit commitment is due primarily to Federated National's and American Vehicle's newly developed direct bill program. Direct billing is a payment option whereby the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of the lender's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The Company's effective interest rate on this line of credit, based on the Company's average outstanding borrowings under the Revolving Agreement, was 6.23% and 7.84% for the year ended December 31, 2002 and 2001, respectively.

         For the nine months ended September 30, 2003, the effective rate of interest for this arrangement was approximately 5.9%. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at September 30, 2003 and December 31, 2002. The Revolving Agreement, as amended, expires September 30, 2004. Outstanding borrowings under the Revolving Agreement as of September 30, 2003 and December 31, 2002 were approximately $2.8 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $312,420 for December 31, 2002 and were permissible by reason of a compensating cash balance held for the benefit of the lender. Interest expense on this revolving credit line for the nine months ending September 30, 2003 and the year ended December 31, 2002 totaled approximately $156,000 and $342,000, respectively.

         On July 31, 2003, the Company completed a private placement of its 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrant") to purchase one-half of one share of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

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

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants and totaled 392,356. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants and totaled 15,694. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equals $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. On or about October 31, 2003 the Company elected its option to make its quarterly estimated payment in shares of the

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Company's Common Stock and in accordance with the contractual computations issued a total of 41,195 shares of common stock.

         For the nine months ended September 30, 2003, operations generated net operating cash flow of $15.0 million as compared to $12.0 million for the same nine months ending September 30, 2003. Gross cash flow from operations generated approximately $25.2 million, mostly by an increase in unpaid loss and loss adjustment expenses totaling $7.0 million, increased unearned premiums liability totaling $4.9 million, increased prepaid reinsurance premiums totaling $2.6 million and exercised stock options totaling $2.3 million, in conjunction with net income of $6.4 million. The same operations for the nine-month period ending September 30, 2003 used $10.2 million of gross cash flow for operations primarily for net realized investment gains of $1.6 million, a $2.8 million decrease to reduce prepaid reinsurance premiums, a $1.9 million decrease to reduce finance contract receivable and $1.4 million used to reduce income taxes payable. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

         In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $20.9 million for the nine-months ended September 30, 2003, as the Company invested the cash flow from operating and financing activities. While in a period in which written premiums are increasing it is reasonably expected that cash from premiums be used for investing activities. Proceeds from the sale of property and certain owned agencies generated $1.6 million in the first nine months of this year. In the future, the Company expects a continued cash flow deficit from investing activities, as the Company invests cash from operations.

         Net cash generated from financing activities was $4.8 million for the nine months ended September 30, 2003. This, primarily reflected the receipt of $6.9 million from the issuance of the Notes, $0.2 million for bank overdrafts, which was offset by $0.8 million paid in dividends and $1.5 million paid to reduce the revolving credit outstanding. The Company believes that its current capital resources, including the net proceeds from the sale of its Notes described above, together with cash flow from the Company's operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

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

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         Under these laws, Federated National would be permitted to pay dividends of approximately $267,000 to the Company in 2003, and American Vehicle would be permitted to pay approximately $2,000 in dividends to the Company in 2003. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National or American Vehicle to the Company in the future. No dividends were paid by Federated National or American Vehicle in 2002, 2001 or 2000, and none are anticipated in 2003. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. Based on calculations using the appropriate NAIC formula and the respective insurance company data for the year ending December 31, 2002, both of insurance companies total adjusted capital were in excess of ratios that would require regulatory action. GAAP differs in some respects from statutory reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of September 30, 2003 were approximately $11.0 million and $9.3 million, respectively, and their statutory net income for the nine months ended September 30, 2003 was $2.2 million and $0.3 million, respectively.

         During 2002, Federated National entered into a 10% quota-share agreement with its affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes and in accordance with the principles of consolidation, the agreement between the two affiliated insurance companies has been eliminated.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE.

         Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate premiums, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the Company's investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

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

                          21ST CENTURY HOLDING COMPANY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Company's investment portfolio is available for sale and is carried at fair value. Gains, that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2003 follows:


                                                                                                       Unrealized
                                                       Amortized cost                 Fair value       Gain (Loss)
                                                   ----------------------     ----------------------   -----------
Corporate securities
       Communications industry                     $ 1,172,552        2.4%    $   594,151        1.2%  $  (578,401)
       Financial industry                            3,798,368        7.8%      3,837,748        7.9%       39,380
       All other industries                          5,690,649       11.7%      6,798,747       14.0%    1,108,098
                                                   -----------      -----     -----------      -----   -----------
           Total corporate securities               10,661,569       21.9%     11,230,646       23.1%      569,077
Obligations of state and municipal subdivisions      7,624,900       15.6%      7,581,829       15.6%      (43,071)
United States government and agencies               26,477,532       54.4%     25,947,666       53.2%     (529,866)
                                                   -----------      -----     -----------      -----   -----------
           Total fixed maturities                   44,764,001       91.9%     44,760,141       91.9%       (3,860)
                                                   -----------      -----     -----------      -----   -----------
Common stocks                                        3,572,605        7.3%      3,582,772        7.3%       10,167
Preferred stocks                                       250,000        0.5%        253,750        0.5%        3,750
Mortgage loan                                          138,796        0.3%        138,796        0.3%           --
                                                   -----------      -----     -----------      -----   -----------
           Total investments                       $48,725,402      100.0%    $48,735,459      100.0%  $    10,057
                                                   ===========      =====     ===========      =====   ===========

         As of September 30, 2003, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

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

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against the Company and its directors and executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that the Company's amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which the Company recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Specifically, the plaintiffs allege that the Company recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. The Company has since accounted for ceded commissions on a pro rata basis and has done so since these matters were brought to the Company's attention in 1998. Nevertheless, the Company believes that the lawsuit is without merit and is vigorously defending the action, as the Company reasonably relied upon outside subject matter experts to make these determinations at the time. The lawsuit was filed in the United States District Court for the Southern District of New York and seeks class action status. The plaintiff class purportedly includes purchasers of the Company's common stock between November 5, 1998 and August 13, 1999. The court denied the Company's motion to dismiss the plaintiffs' first amended complaint and the Company filed an answer and affirmative defenses. The parties conducted court-ordered mediation in September 2003, which did not result in a settlement. Although the Company continues to vigorously defend this action, the parties may renew settlement negotiations at some point during the litigation. While it is impossible to predict whether a settlement can be reached or the amount or nature of any potential settlement, settlement of this matter, or a possible adverse judgment, could have a material adverse effect on the Company's results of operations or liquidity.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys' fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the court entered an amended final judgment awarding the plaintiffs $1,140,387 in attorneys' fees and costs. Both parties are appealing this judgment, and American Vehicle's previous owners have posted a $1,000,000 bond to secure the appeal. Management anticipates that there will be no costs associated with the resolution of this case; consequently, no liability for fees and costs has been accrued.

         The Company, as a direct premium writer in the State of Florida, is required to participate in certain insurer solvency pools under Florida Statutes
Section 631.57(3)(a). Participation in these pools is based on the Company's written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against the Company. The Company was assessed $258,000 and $203,000 for the years ended December 31, 2002 and 2001, respectively. Should there be a 2003 assessment, the Company is generally notified in December. The Company is entitled to recover all of these assessments as permitted by the State of Florida through policy surcharges. During 2002, the Company recovered $180,000 of the 2001 assessment and during the first nine months of 2003, the Company recovered the balance of the 2001 assessment and $138,000 of the 2002 assessment.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section
627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan.

         No assessments by have been incurred by either insurance company through the date of this 10-Q.

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES

         On July 31, 2003, the Company completed a private placement of Notes , which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and Warrants to purchase one-half of one share of the Company's Common Stock. The Company sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

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

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants and totaled 392,356 shares. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants and totaled 15,694 shares. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equals $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. GAAP require that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the unit purchase agreement with the investors in the private placement, management believes that the Warrants had zero value at the date of issuance of the Notes.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          21ST CENTURY HOLDING COMPANY
                                OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

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

                          21ST CENTURY HOLDING COMPANY

                          By: /s/ Richard A. Widdicombe
                              --------------------------------------------------
                              Richard A. Widdicombe, Chief Executive Officer

                              /s/ James G. Jennings III
                              --------------------------------------------------
                              James G. Jennings III, Chief Financial Officer

Date: November 14, 2003