Form 10-K
period 2003-12-31
21ST CENTURY HOLDING CO
filed 2004-04-02
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         (MARK ONE)
         ( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 2003

                                            or

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period of _____________to_______________

                        Commission file number 0-2500111

                          21ST CENTURY HOLDING COMPANY
                          ----------------------------
             (Exact name of registrant as specified in its Charter)

            Florida                                        65-0248866
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No)

                 4161 N.W. 5TH STREET, PLANTATION, FLORIDA 33317
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (954) 581-9993

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

Yes    No X
   ---   ---

         The aggregate market value of the Issuer's common stock held by non-affiliates (based on the last sale of the common stock as reported by the Nasdaq National Market) on March 29, 2004 was: $54,565,264.

         As of March 29, 2004, there were 3,779,931 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
21st Century Holding Company's definitive proxy statement for its 2004 annual meeting of shareholders will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such definitive proxy statement will be incorporated by reference into Part III, Items 10, 11, 12,13 and 14 hereof.

PART I....................................................................................................................5
ITEM 1.        BUSINESS...................................................................................................5
     GENERAL..............................................................................................................5
     BUSINESS STRATEGY....................................................................................................5
     INSURANCE OPERATIONS AND RELATED SERVICES............................................................................6
        General...........................................................................................................6
        Standard Automobile...............................................................................................7
        Nonstandard Automobile............................................................................................7
        Homeowners'.......................................................................................................7
        Flood.............................................................................................................7
        Mobile Home.......................................................................................................7
        Commercial General Liability......................................................................................8
        Future Products...................................................................................................8
        Assurance MGA.....................................................................................................8
        Superior Adjusting................................................................................................8
        Federated Premium Finance.........................................................................................8
        Tax Preparation Services and Ancillary Services..................................................................10
        Franchise Operations.............................................................................................10
     Marketing and Distribution..........................................................................................10
     REINSURANCE.........................................................................................................11
     LIABILITY FOR UNPAID LOSSES AND LAE.................................................................................12
     COMPETITION.........................................................................................................15
     REGULATION..........................................................................................................16
        General..........................................................................................................16
        Insurance Holding Company Regulation.............................................................................18
        Finance Company Regulation.......................................................................................18
        Franchise Company Regulation.....................................................................................18
        Underwriting and Marketing Restrictions..........................................................................19
        Legislation......................................................................................................19
        Industry Ratings Services........................................................................................19
     EMPLOYEES...........................................................................................................19
     SENIOR MANAGEMENT...................................................................................................19
     GLOSSARY OF SELECTED TERMS..........................................................................................19
ITEM 2.         PROPERTIES...............................................................................................21
ITEM 3.         LEGAL PROCEEDINGS........................................................................................21
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................22
PART II..................................................................................................................23
ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................23
     (a)     MARKET INFORMATION..........................................................................................23
     (b)     HOLDERS.....................................................................................................23
     (c)     DIVIDENDS...................................................................................................23
     (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS..........................................23
ITEM 6.        SELECTED FINANCIAL DATA...................................................................................24
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL.........................................................25
CONDITION AND RESULTS OF OPERATIONS......................................................................................25
     OVERVIEW............................................................................................................25
     CRITICAL ACCOUNTING POLICIES........................................................................................26
     ACCOUNTING CHANGES..................................................................................................26
     ANALYSIS OF FINANCIAL CONDITION.....................................................................................27
          AS OF DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002.......................................................27
             Investments.................................................................................................27
             Receivable for investments sold.............................................................................27
             Finance Contracts...........................................................................................27
             Prepaid Reinsurance Premiums................................................................................27
             Premiums Receivable.........................................................................................28
             Reinsurance Recoverable - net...............................................................................28
             Deferred Acquisition Costs - net............................................................................28
             Income Tax Recoverable......................................................................................28
             Property Plant and Equipment................................................................................28
             Goodwill....................................................................................................28


             Other Assets................................................................................................28
             Unpaid Losses and Loss Adjustment Expenses..................................................................29
             Unearned Premium............................................................................................29
             Income Taxes Payable........................................................................................29
             Subordinated Debt...........................................................................................29
          RESULTS OF OPERATIONS..........................................................................................29
          YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002..........................................29
             Gross Premiums Written......................................................................................29
             Gross Premiums Ceded........................................................................................29
             Increase (Decrease) in Prepaid Reinsurance Premiums.........................................................30
             Increase in Unearned Premiums...............................................................................30
             Managing General Agent Fees.................................................................................30
             Net Investment Income.......................................................................................30
             Net Realized Investment Gains (Losses)......................................................................30
             Losses and LAE..............................................................................................30
             Salaries and Wages..........................................................................................31
             Deferred Policy Acquisition Costs...........................................................................31
          RESULTS OF OPERATIONS..........................................................................................31
          YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001..........................................31
             Gross Premiums Written......................................................................................31
             Gross Premiums Ceded........................................................................................31
             Increase (Decrease) in Prepaid Reinsurance Premiums.........................................................31
             Increase in Unearned Premiums...............................................................................31
             Managing General Agent Fees.................................................................................31
             Net Realized Investment Gains (Losses)......................................................................31
             Losses and Loss Adjustment Expenses.........................................................................32
             Deferred Policy Acquisition Costs...........................................................................32
             Extraordinary Gain..........................................................................................32
        LIQUIDITY AND CAPITAL RESOURCES..................................................................................32
        IMPACT OF INFLATION AND CHANGING PRICES..........................................................................35
        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)....................................................................36
ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................................37
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................39
     INDEPENDENT AUDITORS' REPORT........................................................................................40
        CONSOLIDATED BALANCE SHEETS......................................................................................42
        CONSOLIDATED STATEMENTS OF OPERATIONS............................................................................43
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS).......................44
        CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................................45
        CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................................46
        Notes to Consolidated Financial Statements.......................................................................47
          (1) ORGANIZATION AND BUSINESS..................................................................................47
          (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES...................................................47
             (a) CASH AND CASH EQUIVALENTS...............................................................................47
             (b) INVESTMENTS.............................................................................................47
             (c) PREMIUM REVENUE.........................................................................................48
             (d) DEFERRED ACQUISITION COSTS..............................................................................48
             (e) PREMIUM DEPOSITS........................................................................................48
             (f) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES..............................................................48
             (g) COMMISSION INCOME.......................................................................................49
             (h) FINANCE REVENUE.........................................................................................49
             (i) CREDIT LOSSES...........................................................................................49
             (j) MANAGING GENERAL AGENT FEES.............................................................................49
             (k) POLICY FEES.............................................................................................49
             (l) REINSURANCE.............................................................................................49
             (m) INCOME TAXES............................................................................................50
             (n) CONTINGENT REINSURANCE COMMISSION.......................................................................50
             (o) CONCENTRATION OF CREDIT RISK............................................................................50
             (p) ACCOUNTING CHANGES......................................................................................50
             (q) USE OF ESTIMATES........................................................................................50
             (r) NATURE OF OPERATIONS....................................................................................51


             (s) FAIR VALUE..............................................................................................51
             (t) GOODWILL................................................................................................51
             (u) STOCK OPTION PLANS......................................................................................52
             (v) PROPERTY, PLANT AND EQUIPMENT...........................................................................53
             (w) RECLASSIFICATIONS.......................................................................................53
          (3) INVESTMENTS................................................................................................53
             (a) FIXED MATURITIES AND EQUITY SECURITIES..................................................................53
             (b) MORTGAGE LOANS..........................................................................................55
          (4) FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE..............................................56
          (5) PROPERTY, PLANT AND EQUIPMENT..............................................................................57
          (6) REINSURANCE................................................................................................58
          (7) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES.................................................................59
          (8) REVOLVING CREDIT OUTSTANDING...............................................................................60
          (9) INCOME TAXES...............................................................................................61
          (10) REGULATORY REQUIREMENTS AND RESTRICTIONS..................................................................63
          (11) COMMITMENTS AND CONTINGENCIES.............................................................................64
          (12) LEASES....................................................................................................65
          (13) RELATED PARTY TRANSACTIONS................................................................................65
          (14) NET INCOME (LOSS) PER SHARE...............................................................................65
          (15) SEGMENT INFORMATION.......................................................................................66
          (16) STOCK COMPENSATION PLANS..................................................................................68
          (17) EMPLOYEE BENEFIT PLAN.....................................................................................70
          (18) ACQUISITIONS..............................................................................................70
          (19) COMPREHENSIVE INCOME (LOSS)...............................................................................71
          (20) AUTHORIZATION OF PREFERRED STOCK..........................................................................72
          (21)  21ST CENTURY HOLDING COMPANY.............................................................................72
          (22) SUBORDINATED DEBT.........................................................................................74
          (23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS..................76
          (24) SUBSEQUENT EVENTS.........................................................................................76
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........................77
ITEM 9A.       CONTROLS AND PROCEDURES...................................................................................77
     (a)           Evaluation of disclosure controls and procedures......................................................77
     (b)     CHANGES IN INTERNAL CONTROLS................................................................................77
PART III.................................................................................................................77
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................77
ITEM 11.       EXECUTIVE COMPENSATION....................................................................................77
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................77
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................77
ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................................77
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K...........................................78

General information about 21st Century Holding Company can be found at www.fedusa.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS

        Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense ("LAE"); insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; courts decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC. You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

PART I
------

ITEM 1. BUSINESS
----------------

GENERAL

        We are a vertically integrated insurance holding company, which, through our subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National Insurance Company and American Vehicle Insurance Company. American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance and commercial general liability insurance, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

BUSINESS STRATEGY

        Our strategy is to seek continued growth of our business by capitalizing on the efficiencies of our vertical integration and by:

        o expanding into additional states. Currently, we have applied to obtain licenses to underwrite and sell our insurance products in Alabama, North Carolina and Louisiana;

        o a shift in emphasis of our product mix away from nonstandard automobile to a emphasis on homowners' and commercial general liability lines of insurance and by expanding our product offerings to include other commercially viable insurance products, subject to regulatory approval;

        o expanding our agency network primarily through the sale of FedUSA franchises;

        o employing our business practices developed and used in Florida in our expansion to other selected states;

        o maintaining a commitment to provide quality service to our agents and insureds by emphasizing customer service;

        o encouraging agents to place a high volume of quality business with us by providing them with attractive commission structures tied to premium levels and loss ratios; and

        o   expanding our EXPRESSTAX franchises to all 50 states.

INSURANCE OPERATIONS AND RELATED SERVICES

GENERAL.

        We underwrite personal automobile insurance, homeowners' and mobile home property insurance and casualty insurance through Federated National and personal automobile and commercial general liability insurance through American Vehicle. Federated National and American Vehicle are both currently licensed to conduct business in Florida. American Vehicle is licensed to conduct business in Georgia as a foreign insurer.

        The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                            Years Ended December 31,
                                                            ------------------------
                                                   2003                2002                2001
                                            -----------------   -----------------   -----------------
                                            Premium   Percent   Premium   Percent   Premium   Percent
                                            -------   -------   -------   -------   -------   -------
                                                             (Dollars in Thousands)
Gross written premiums:
  Automobile                                $49,298     67.5%   $52,586     83.4%   $24,743     72.2%
  Homeowners                                 16,804     23.0%     8,670     13.8%     7,662     22.4%
  Mobile Home                                 1,739      2.4%     1,780      2.8%     1,866      5.4%
  Commercial General Liability                5,150      7.1%        --      0.0%        --      0.0%
                                            -------    -----    -------    -----    -------    -----
     Total gross written premiums           $72,991    100.0%   $63,036    100.0%   $34,271    100.0%
                                            =======    =====    =======    =====    =======    =====
Ceded premiums:
  Automobile                                $19,498    100.0%   $25,286    100.0%   $12,789    100.0%
  Homeowners                                     --      0.0%        --      0.0%        --      0.0%
  Mobile Home                                    --      0.0%        --      0.0%        --      0.0%
  Commercial General Liability                   --      0.0%        --      0.0%        --      0.0%
                                            -------    -----    -------    -----    -------    -----
     Total ceded premiums                   $19,498    100.0%   $25,286    100.0%   $12,789    100.0%
                                            =======    =====    =======    =====    =======    =====
Net written premiums
  Automobile                                $29,800     55.7%   $27,300     72.3%   $11,954     55.6%
  Homeowners                                 16,804     31.4%     8,670     23.0%     7,662     35.7%
  Mobile Home                                 1,739      3.3%     1,780      4.7%     1,866      8.7%
  Commercial General Liability                5,150      9.6%        --      0.0%        --      0.0%
                                            -------    -----    -------    -----    -------    -----
    Total net written premiums              $53,493    100.0%   $37,750    100.0%   $21,482    100.0%
                                            =======    =====    =======    =====    =======    =====

        We market our insurance products through a network of Company-owned agencies, franchised agencies, independent agents and general agents.

STANDARD AUTOMOBILE.

        Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. We underwrite standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The approximate average premium on the policies currently in force is approximately $1,472.

NONSTANDARD AUTOMOBILE.

        Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is mitigated because premiums usually are written at higher rates than those written for standard insurance coverage and because approximately 32% of the policies issued by the company provide the minimum coverage required of the policyholder by statute and provide no bodily injury coverage. We currently underwrite nonstandard personal automobile insurance in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive and $50,000 for collision. The average annual premium on policies currently in force is approximately $751. Both Federated National and American Vehicle underwrite this coverage on an annual and semi-annual basis.

        Due to the purchasing habits of nonstandard automobile insureds (for example, insureds seeking the least expensive insurance required of the policyholder by statute which satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. Our experience has been that a significant number of existing nonstandard policyholders allow their policies to lapse and then reapply for insurance as new policyholders. Our average policy renewal rate is 35% to 40% on policies that mature to full term. The success of our nonstandard automobile insurance program, therefore, depends in part on our ability to replace non-renewing insureds with new policyholders through marketing efforts.

HOMEOWNERS'

        We underwrite homeowners' insurance principally in Central and Southern Florida. Homeowners' insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limits on homeowners' insurance are generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Our property insurance products typically provide maximum coverage in the amount of $200,000, with the average policy limit being approximately $250,000. The average annual premium on policies currently in force is approximately $1,050 and the typical deductible is $1,000.

FLOOD.

        We write flood insurance through the National Flood Insurance Program ("NFIP"). We write the policy for the Federal Flood program, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is $300 with limits up to $250,000.

MOBILE HOME.

        We underwrite homeowners' insurance for mobile homes, principally in Central and Northern Florida, where we believe that the risk of catastrophe loss from hurricanes is less than in other areas of the state. Homeowners' insurance generally protects an owner of real or personal property against covered causes of loss to that property. Homeowners' insurance for mobile homes generally involves the potential for above-average loss exposure. In the absence of major catastrophe losses, however, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, our property lines typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, we presently limit our mobile home coverage to no more than 10% of our underwriting exposure. The average annual premium on policies currently in force is approximately $315 and the typical deductible is $500.

COMMERCIAL GENERAL LIABILITY.

        We underwrite commercial general liability insurance for approximately 250 classes of artisan contracting trades (excluding home-builders and developers) and certain special events liability. The limits of liability range from $100,000 per occurrence and $200,000 policy aggregate to $1 million per occurrence and $2 million policy aggregate. The average policy premium is approximately $1,000 with deductibles of $250 to $500 per claim. We market the commercial general liability insurance products through a limited number of general agencies unaffiliated with the Company.

FUTURE PRODUCTS.

        We currently intend to expand our product offerings by underwriting additional insurance products and programs and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs.

ASSURANCE MGA

        Assurance MGA acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies and participates in the negotiation of reinsurance contracts.

        Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of our products through our distribution network. Although Assurance MGA recently diverted business from an unaffiliated insurance company to American Vehicle, and ceased acting as a third party administrator for this company, Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future although there can be no assurances it will be able to do so.

SUPERIOR ADJUSTING

        Superior processes claims made by insureds from Federated National, American Vehicle and third party insurance companies. Our Company-owned agencies and independent agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower loss adjustment expenses and improved customer service for most of our insurance products. Where this is not the case, we retain independent appraisers and adjusters. We also employ an in-house counsel department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

FEDERATED PREMIUM FINANCE

        Federated Premium provides premium financing to Federated National's, American Vehicle's and third-party's insureds. Premium financing is marketed through our distribution network of Company-owned agencies, franchised agencies, general agencies and a small number of independent agents whose customer base and operational history meets our strict criteria for credit worthiness. Lending operations are supported by Federated Premium's own capital base and are currently leveraged through a credit facility with FlatIron Funding Company LLC, which is described in more detail below.

        Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over a specified term, generally between six and eight months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from the Florida Guarantee Association, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

        At times, Federated Premium may advance funds for financed premiums to independent insurance agencies that represent third-party insurers. A risk exists if remittance is not made by the agency to the third-party insurer, as advances made by Federated Premium may only be recoverable to the extent that the agency's receipt of such advances is received by the third-party insurer. In order to reduce this risk, we have in place strict criteria for the credit worthiness of the agency's operational history and customer base. Additionally, we closely monitor these agencies on an ongoing basis.

        The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

                                           Years Ended December 31,
                                           ------------------------
                               2003                   2002                   2001
                       ------------------     ------------------     ------------------
                       Premium    Percent     Premium    Percent     Premium    Percent
                       -------    -------     -------    -------     -------    -------
                                            (Dollars in Thousands)
Federated National     $19,227      49.9%     $22,331      55.4%     $20,174      43.9%
American Vehicle        15,519      40.3%      12,850      31.9%       1,066       2.3%
Other insurers           3,767       9.8%       5,124      12.7%      24,728      53.8%
                       -------     -----      -------     -----      -------     -----
      Total            $38,513     100.0%     $40,305     100.0%     $45,968     100.0%
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

        Flatiron reduced the maximum credit commitment under the revolving loan agreement due to the A.M. Best ratings of third party insurance carriers with which we were financing policies at the time. Simultaneously, we began financing only policies predominately underwritten by our insurance carriers (in 2003 we began again to finance policies from a small number of independent agents whose customer base and operational history meet our strict criteria for credit worthiness). Additionally, during 2001, we implemented a direct bill program for policies underwritten by our carriers. These changes markedly decreased credit risks and made our reliance on the higher credit commitment previously offered by FlatIron unnecessary.

        Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. The direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through our monitoring systems, we track delinquent payments and, in accordance with the terms of the extension of credit, cancel the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder. Premium financing which we offer to our own insureds involves limited credit risk. By financing policies underwritten by our own insurance carriers, our credit risks are reduced because we can more securely rely on the underwriting processes of our own insurance carriers. Furthermore, the direct bill program enables us to closely manage our risk while providing credit to our insureds.

        The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.63%, 6.23% and 7.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2003 and 2002. The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of December 31, 2003 and 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 and $312,420, respectively for December 31, 2003 and 2002. The excess amounts are permissible by reason of a compensating cash balance of $200,430 and $352,433, respectively for December 31, 2003 and 2002 and are held for the benefit of FPF, Inc. and are included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2003, 2002 and 2001 totaled approximately $203,000, $342,000 and $592,000, respectively.

TAX PREPARATION SERVICES AND ANCILLARY SERVICES

        We also offer other services at our Company-owned and franchised agencies, including tax return preparation and electronic filing and the issuance and renewal of license tags. In August 1999, we acquired an 80% interest in Express Tax Services, Inc ("Express Tax"). Express Tax licenses tax return preparation software to business locations throughout the United States and also earns fees on all electronically filed returns. Express Tax licenses its software to the Company's agencies.

FRANCHISE OPERATIONS

        FedUSA franchises insurance and financial services. FedUSA commenced the offering of franchises in December 2000 and as of December 31, 2003 had 38 operating franchises and 6 pending franchises.

        The franchise agreement for each FedUSA franchise grants the franchisee a license for the operation of a FedUSA insurance agency to open and operate a center within an exclusive territory for a ten-year period, with two additional ten-year options. FedUSA collects a non-refundable initial franchise fee of $14,950, royalty fees, advertising fees, and other fees.

        To facilitate franchising opportunities Express Tax formed a 100% owned subsidiary EXPRESSTAX, Inc ("EXPRESSTAX") to offer franchises for income tax preparation. In 2002, EXPRESSTAX began franchising its tax return preparation, electronic filing and related financial products. The EXPRESSTAX franchise agreement grants the franchisee a non-exclusive license to open and operate a center for a ten-year period, with two additional ten-year options. EXPRESSTAX may collect a non-refundable initial franchise fee in addition to royalty fees, advertising fees, and other fees. As of December 31, 2003, 231 EXPRESSTAX franchises have been granted.

MARKETING AND DISTRIBUTION

        We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida through a network of 23 Company-owned agencies, 44 franchised agencies, a select group of general agencies and approximately 125 independent agents. Each agency, whether Company-owned or franchised, is designed to be a "one stop" shop for several types of insurance, tax preparation and ancillary services.

        Company-owned agencies are located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola, Volusia and Seminole Counties, Florida. Franchised agencies are located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie and Orange Counties, Florida. Independent agents are located primarily in South Florida. We support our agency network by advertising in various media in conjunction with our franchised agencies.

        Whether Company-employed, franchise-employed or independent, agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy, upon 45 days' notice, even if the risk falls within our underwriting criteria. For homeowner and mobile home policies Assurance MGA has the right, within a period of 90 days from a policy's inception, to cancel any policy upon 25 days' notice or after 90 days from policy inception with 95 days' notice, even if the risk falls within our underwriting criteria.

        We believe that our integrated computer system, which allows for rapid automated premium quotation and policy issuance by our agents, is a key element in providing quality service to both our agents and insureds. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system generates the policy on-site. We believe that our distribution system will ultimately enable us to lower our expense ratio and operate with more favorable loss experience. A lower expense ratio will, in turn, allow us to more effectively compete with larger providers of automobile insurance as well as with providers of other forms of insurance.

        The following table sets forth the amount and percentages of insurance premiums written through Company-owned agencies, franchised agencies and independent agents for the periods indicated:

                                               Years Ended December 31,
                                               ------------------------
                                  2003                   2002                   2001
                            -----------------     ------------------     ------------------
                            Premium   Percent     Premium    Percent     Premium    Percent
                            -------   -------     -------    -------     -------    -------
                                               (Dollars in Thousands)
Company-owned agencies      22,320      30.6%     $20,403      32.3%     $ 9,932      29.0%
Franchised agencies         11,630      15.9%      11,761      18.7%       2,659       7.7%
Independent agencies        39,041      53.5%      30,872      49.0%      21,680      63.3%
                            ------     -----      -------     -----      -------     -----
      Total                 72,991     100.0%     $63,036     100.0%     $34,271     100.0%
                            ======     =====      =======     =====      =======     =====

        We plan to continue to expand our distribution network and market our products and services in other regions of Florida and other states by franchising additional insurance agencies and establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than Florida and Georgia.

REINSURANCE

        We follow industry practice of reinsuring a portion of our risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and pays the ceding company a commission based upon the amount of insurance ceded. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

        Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten. The Company collectively ceded $19.4 million in premiums written for the year ended December 31, 2003. The Company's reinsurance for automobile insurance is primarily ceded with Transatlantic Reinsurance Company ("Transatlantic"), an A++ rated reinsurance company. Federated National ceded 40%, 40%, and 50% of automobile premiums written and losses incurred in 2003, 2002, and 2001, respectively, to Transatlantic.

        American Vehicle currently reinsures all of its automobile insurance with Transatlantic, and ceded 80% of its auto premiums written and losses incurred during 2001. From January 2002 until November 2002 we reduced this percentage to 70%. Beginning in November 2002, and continuing through December 31, 2003, this percentage was reduced to 40%.

        The automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction.

        During 2002, Federated National entered into a 10% quota-share agreement with our affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes, and in accordance with the principles of consolidation, the agreement between the two affiliated insurance companies has been eliminated.

        We are selective in choosing a reinsurer and consider numerous factors, the most important of which is the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. Our current policy is to use only reinsurers that have an A.M. Best rating of "A" (Excellent) or better.

        In order to minimize the effect of a natural disaster, we purchase catastrophic reinsurance from both the state-run Florida Hurricane Catastrophe Fund and private re-insurers. We use actuarial models to determine what level of reinsurance would be necessary to limit our total exposure under property insurance policies to the total amount of claims that would result from an event expected to occur no more often than once in every 100 years. As of December 31, 2003, Federated National would pay approximately $5.5 million in claims before catastrophic reinsurance would take effect. After the first $5.5 million, Federated National would pay all claims in excess of approximately $42.3 million.

LIABILITY FOR UNPAID LOSSES AND LAE

        We are directly liable for loss and loss adjustment expense ("LAE") payments under the terms of the insurance policies that we write. In many cases there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss. As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

        When a claim involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

        All newly reported claims received with respect to personal automobile policies are set up with an initial average liability. The average liability for these claims is determined no less than annually by dividing the number of reported claims into the total amount paid during the same period. If a claim is open more than 45 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and circumstances of that particular claim.

        In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported ("IBNR"). We utilize independent actuaries to help establish liability for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

        The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Among our classes of insurance, the automobile and homeowners' liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners' property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation.

        There can be no assurance that our liability for unpaid losses and LAE will be adequate to cover actual losses. If our liability for unpaid losses and LAE proves to be inadequate, we will be required to increase the liability with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of established liability for unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition.

        The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods indicated.

                                                           December 31,
                                                           ------------
                                                2003          2002          2001
                                                ----          ----          ----
                                                     (Dollars in Thousands)
Balance at January 1:                         $ 16,984      $ 11,005      $  9,766
      Less reinsurance recoverables             (7,848)       (4,798)       (2,790)
                                              --------      --------      --------
         Net balance at January 1             $  9,136      $  6,207      $  6,976
                                              ========      ========      ========
Incurred related to:
      Current year                            $ 26,275      $ 15,896      $ 13,586
      Prior years                                1,234            91         2,569
                                              --------      --------      --------
         Total incurred                       $ 27,509      $ 15,987      $ 16,155
                                              ========      ========      ========
Paid related to:
      Current year                            $ 14,205      $  8,148      $  8,769
      Prior years                                7,631         4,910         8,259
                                              --------      --------      --------
         Total paid                           $ 21,836      $ 13,058      $ 17,028
                                              ========      ========      ========
Balance, American Vehicle, at acquisition     $    --       $    --       $    103
                                              ========      ========      ========
Net balance at year-end                       $ 14,809      $  9,136      $  6,207
      Plus reinsurance recoverables              9,761         7,848         4,798
                                              --------      --------      --------
         Balance at year-end                  $ 24,570      $ 16,984      $ 11,005
                                              ========      ========      ========

        As shown above, as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, we increased the liability for loss and LAE for claims occurring in prior years by $1,234,000, $91,000 and $2,569,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2003.

        Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

        The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables shown in our consolidated financial statements for the periods indicated.

                                                                         As of December 31,
                                                                         ------------------
                                                                        2003            2002
                                                                        ----            ----
Transatlantic Reinsurance Company (A++ A.M. Best Rated):
    Unearned premiums                                               $  7,823,374    $ 11,251,193
    Reinsurance recoverable on paid losses and loss
     adjustment expenses                                               2,457,228       3,266,715
    Unpaid losses and loss adjustment expenses                         9,761,353       7,847,255
                                                                    ------------    ------------
                                                                    $ 20,041,955    $ 22,365,163
                                                                    ============    ============
Amounts due from reinsurers consisted of amounts related to:
    Unpaid losses and loss adjustment expenses                      $  9,761,353    $  7,847,255
    Reinsurance recoverable on paid losses and loss
     adjustment expenses                                               2,457,228       3,266,715
    Reinsurance payable                                               (1,339,162)     (3,984,895)
                                                                    ------------    ------------
                                                                    $ 10,879,419    $  7,129,075
                                                                    ============    ============

        The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1994 through 2003. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

                                                               Years Ended December 31,
                             -----------------------------------------------------------------------------------------------------
                              2003     2002         2001      2000      1999      1998      1997       1996       1995       1994
                             ------   -------     -------    -------   -------   ------    ------     ------    -------     ------
                                                                 Dollars in Thousands
Balance Sheet Liability      14,809   $ 9,136     $ 6,207    $ 6,976   $ 4,428   $5,366    $4,635     $4,532    $ 3,688     $3,355

Cumulative paid as of:
        One year later                  7,622       5,275      8,228     4,289    3,460     2,694      2,850      3,250      2,412
        Two years later                             7,222      9,568     5,799    4,499     3,533      3,539      3,898      3,675
        Three years later                                     10,101     6,328    5,111     3,972      3,882      4,164      3,901
        Four years later                                                 6,408    5,387     4,241      4,107      4,300      3,997
        Five years later                                                          5,227     4,325      4,223      4,404      4,054
        Six years later                                                                     4,121      4,262      4,493      4,119
        Seven years later                                                                              3,985      4,423      4,187
        Eight years later                                                                                         3,786      4,083
        Nine years later                                                                                                     4,083



Re-estimated net
liability as of:
        End of year          14,809   $ 9,136     $ 6,207    $ 6,976   $ 4,428   $5,366    $4,635     $4,532    $ 3,688     $3,355
        One year later                 10,900       6,954      9,445     5,875    4,676     4,360      4,332      4,728      3,654
        Two years later                             8,589     10,197     6,284    5,160     4,063      4,255      4,867      4,540
        Three years later                                     12,894     6,605    5,352     4,317      4,102      4,872      4,613
        Four years later                                                 8,008    5,515     4,386      4,304      4,748      4,598
        Five years later                                                          4,694     4,395      4,321      4,899      4,516
        Six years later                                                                     4,002      4,321      4,905      4,626
        Seven years later                                                                              3,989      4,792      4,644
        Eight years later                                                                                         5,389      4,523
        Nine years later                                                                                                     4,183

Cumulative redundancy
(deficiency)                $   --   $ (1,764)   $ (2,382)  $ (5,918) $ (3,580)   $ 672     $ 633      $ 543   $ (1,701)    $ (828)

Cumulative redundancy -
deficiency as a % of
reserves originally
established                             -19.3%      -38.4%     -84.8%    -80.8%    12.5%     13.7%      12.0%     -46.1%     -24.7%

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

        The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared to Statutory Accounting Principles ("SAP") basis of presentation for the years ending 2003 and 2002.

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2003             2002
                                                      ----             ----
GAAP basis Loss and LAE reserves                     24,570          $16,984
Less unpaid Losses and LAE ceded                      9,761            7,847
                                                    -------          -------
     Balance Sheet Liability                         14,809            9,137
Add Insurance Apportionment Plan                        505              285
                                                    -------          -------
     SAP basis Loss and LAE reserves                $15,314          $ 9,422
                                                    =======          =======

        The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ending 2003, 2002 and 2001.

                                                           Years Ended December 31,
                                                           ------------------------
                                                     2003            2002              2001
                                                     ----            ----              ----
                                                             (Dollars in Thousands)
GAAP basis Loss and LAE incurred                   $27,509          $15,987          $16,155
Intercompany adjusting and other expenses            3,579            2,484            1,440
Insurance apportionment plan                         1,940              700               --
Other                                                   --               --               10
                                                   -------          -------          -------
SAP basis Loss and LAE incurred                    $33,028          $19,171          $17,605
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

        The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2003 and 2002. The amount for 2001 is for Federated National only. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon SAP.

                                Years Ended December 31,
                                ------------------------
                             2003         2002         2001
                             ----         ----         ----

Loss Ratio                    67%          60%          82%
Expense Ratio                 26%          25%          25%
                              --           --          ---
Combined Ratio                93%          85%         107%
                              ==           ==          ===

        The 7% increase in the SAP loss ratio from 2002 to 2003 reflects an increase in severity primarily associated with the personal injury protection line of automobile insurance and can be attributed to the $1.2 million adverse development incurred in 2003 relative to accidents that occurred prior to 2003. The improved loss ratio for 2002 as compared to 2001 is attributed the $2.6 million adverse development experienced in 2001 where only $.09 million was incurred in 2002. Main factors for the 2003 loss ratio include unanticipated severity associated with adjusting personal injury protection claims which were mitigated by favorable loss experience associated with the property and commercial general liability lines of insurance. Additionally, during 2003, both of the insurance companies revised their respective automobile rates and the available deductibles limits. Main factors for the improved ratios between 2002 and 2001 include, but are not limited to the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, new claims management supervision, in house legal counsel, as well as overall stricter underwriting guidelines.

COMPETITION

        We operate in highly competitive markets and face competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We instead tend to compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds. With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company. Comparable companies which compete with us in the homeowners' market include Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company. Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. Competition could have a material adverse effect on our business, results of operations and financial condition.

REGULATION

GENERAL

        We are subject to the laws and regulations in Florida and Georgia, and will be subject to the laws and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms (particularly for the nonstandard auto segment), investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect our operations or our ability to expand. We are, however, unaware of any consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

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

        Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. The Company's experience in Florida to date, however, has been that although legislative proposals of this type have been considered from time to time, none have yet been adopted. Nevertheless, the Florida legislature may adopt laws of this type in the future, which could adversely affect the Company's business.

        Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company's business plan, solvency, reinsurance, character of our officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval.

        All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 2001. The last regulatory examination of American Vehicle covered the three-year period ended on December 31, 2002. No material deficiencies were found during either of the regulatory examinations. In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2003, Federated National and American Vehicle hold investment securities with a fair value of approximately $1,007,000 and $1,075,000, respectively, as deposits with the State of Florida.

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

        Under these laws, based on their respective 2003 surplus and income, Federated National would be permitted to pay dividends of approximately $441,000 to 21st Century in 2004, and American Vehicle would be permitted to pay $116,000 in dividends in 2004. No dividends were paid by Federated National or American Vehicle in 2003, 2002 or 2001, and none are anticipated in 2004. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

        While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions). In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The requirements establish various levels of regulatory action. Based upon the 2003 statutory financial statements for Federated National and American Vehicle, each company's statutory surplus exceeds all regulatory action levels established by the NAIC. The Florida Department of Financial Services, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

        Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the NAIC's requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below

70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL was 434.2%, 274.2% and 300.8% at December 31, 2003, 2002 and 2001,
respectively. American Vehicle's ratio of statutory surplus to its ACL was 585.2%, 401.6% and 3,113.8% at December 31, 2003, 2002 and 2001, respectively.

        The NAIC has also developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance Department of Financial Services in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

        As of December 31, 2003, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on five out of twelve ratios. The first ratio relates to a larger than expected change in net writings, the second ratio relates to higher surplus growth that stemmed from the parent company's capital contributions totaling $3.9 million during the year and the third ratio relates to an investment yield that was less than expected. The fourth and fifth ratios involved the one and two year reserve development to policyholder surplus ratios that were in excess of the "usual ranges" and relate to modest, but adverse, development incurred in 2003 relating to 2002 and 2001 loss reserves.

        As of December 31, 2003, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than expected change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $5.9 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

        We do not currently believe that the Florida Department of Financial Services will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

        Effective January 1, 2001, our insurance subsidiaries adopted the Codification of Statutory Accounting Principles guidance issued by the NAIC, which provides guidance for areas where statutory accounting has been silent and changes current accounting in some areas. The adoption of this codification did not have a material effect on our consolidated financial statements.

INSURANCE HOLDING COMPANY REGULATION

        We are subject to laws governing insurance holding companies in Florida where Federated National and American Vehicle are domiciled. These laws, among other things, (i) require us to file periodic information with the Florida Department of Financial Services, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions and the terms of surplus notes and
(iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of Federated National and American Vehicle unless the Florida Office of Insurance Regulation, upon application, determines otherwise.

FINANCE COMPANY REGULATION

        Our financing program is also subject to certain laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Florida, the maximum late payment fee Federated Premium may charge is the greater of $10 per month or 5% of the amount of the overdue payment.

FRANCHISE COMPANY REGULATION

        FedUSA and EXPRESSTAX are subject to Federal Trade Commission ("FTC") regulation, and state and international laws which regulate the offer and sale of franchises. FedUSA and EXPRESSTAX are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") require FedUSA and EXPRESSTAX to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

        State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws often require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with our franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination among franchisees in charges, royalties or fees.

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

LEGISLATION

        From time to time, new regulations and legislation are proposed to limit damage awards, to control plaintiffs' counsel fees, to bring the industry under regulation by the Federal government, to control premiums, policy terminations and other policy terms and to impose new taxes and assessments. It is not possible to predict whether, in what form or in what jurisdictions, any of these proposals might be adopted, or the effect, if any, on us.

INDUSTRY RATINGS SERVICES

        In 2003, A.M. Best Company assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). Federated National and American Vehicle are rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. A.M. Best's and Demotech's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

EMPLOYEES

        As of December 31, 2003, we had 249 employees, including five executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

SENIOR MANAGEMENT

        Set forth below is certain information concerning our executive officers who are not also directors:

         James A. Epstein was appointed Secretary of 21st Century in January 2002. Mr. Epstein joined 21st Century as General Counsel in September 2000. From 1997 to 1999, Mr. Epstein was an attorney with Conrad & Scherer in Fort Lauderdale, Florida, and from June 1999 to September 2000, Mr. Epstein was General Counsel for 186K.Net, Co., a private company in Boca Raton, Florida.

        Kent M. Linder assumed the position of Chief Operating Officer of 21st Century in September 2003. Prior to this position, Mr. Linder served 21st Century as Director of Franchise Development and previous to that as the President of Federated Agency Group, Inc. Prior to joining our management team, Mr. Linder owned and operated a group of 18 insurance agencies in the Orlando, Florida area. Mr. Linder acquired his management experience while spending 12 years with United Parcel Service, in which he served in various management positions. Mr. Linder holds a bachelor's degree from the University of South Florida in Finance and is a licensed 220 property and casualty agent and 215 life agent.

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

STATUTORY ACCOUNTING PRACTICES       Those accounting principles and practices
("SAP")                              which provide the framework for the
                                     preparation of financial statements, and the recording of transactions, in accordance with the rules and procedures adopted by regulatory authorities, generally emphasizing solvency consideration rather than a going concern concept of accounting. The principal differences between SAP and GAAP are as follows: (a) under SAP, certain assets
                                     (non-admitted assets) are eliminated from the balance sheet; (b) under SAP, policy acquisition costs are expensed upon policy inception, while under GAAP they are deferred and amortized over the term of the policies; and (c) under SAP, certain reserves are recognized which are not recognized under GAAP.

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

ITEM 2. PROPERTIES
------------------

        As of December 31, 2003, Federated National owned and partially occupied a three-story building with approximately 39,250 square feet of office space in Lauderdale Lakes, Florida. During the fourth quarter of 2003 Federated National sold its two-story, 13,960 square foot office building in Plantation, Florida to unrelated investors for a gain on its investment of approximately $108,000. Executive headquarters, underwriting and the mailroom departments remain located there under a one-year lease arrangement with the new owners. Our operations, including claims, accounting and premium finance, were relocated to the Lauderdale Lakes property. Approximately 59.1% of the Lauderdale Lakes building is occupied by our operations and 40.9% is leased to third parties or is vacant.

        Our agencies are primarily located in leased locations pursuant to leases expiring at various times through February 2007. The aggregate annual rental for the facilities is approximately $799,000. Two of the locations are owned by us.

        We believe that these facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

        In June 2000, a lawsuit was filed against us, our directors and our executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that our amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which we recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York. The plaintiff class purportedly includes purchasers of our common stock between November 5, 1998 and August 13, 1999. The Court recently granted the plaintiffs class status.

        Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have tentatively agreed to settle the case. The parties are currently negotiating the final terms of a Memorandum of Understanding, which will have to be executed by the parties and then approved by the court. We have reserved and charged against current year earnings $600,000 for the potential settlement and associated costs.

        Prior to its acquisition in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million. American Vehicle's previous owners have agreed to indemnify us against any such fees and costs and, the $500,000 purchase price for American Vehicle is held in escrow pending settlement of the fees and costs issued. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the settlement of this case; consequently, no liability for fees and costs have been accrued.

        As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. We were assessed $258,000 and $203,000, for the years ended December 31, 2002 and 2001, respectively. There was no assessment made for the year ended December 31, 2003. We are entitled to recover all of these assessments as permitted by the State of Florida through policy surcharges. During 2002 we recovered $180,000 of the 2001 assessment and during 2003 we recovered the balance of the 2001 assessment and $142,000 of the 2002 assessment. Of the 2002 assessment, $16,000 will not be passed through as policy surcharges and $99,000 remains to be collected through policy surcharges as of December 31, 2003.

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

        No assessments have been incurred by either insurance company through the date of issuance of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

        (A) MARKET INFORMATION

        Our common stock has been listed for trading on the Nasdaq National Market under the symbol "TCHC" since November 5, 1998. For the calendar quarters indicated, the table below sets forth the high and low closing prices per share of the common stock based on published financial resources.

QUARTER ENDED                HIGH            LOW
-------------                ----            ---
March 31, 2003               $13.99          $9.00
June 30, 2003                $16.75          $10.46
September 30, 2003           $18.75          $13.90
December 31, 2003            $23.59          $14.00

March 31, 2002               $4.89           $3.04
June 30, 2002                $12.20          $4.55
September 30, 2002           $7.45           $4.29
December 31, 2002            $13.61          $6.68

        (B) HOLDERS

        As of March 29, 2004, there were approximately 43 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 2000.

        (C) DIVIDENDS

        We paid a quarterly dividend of $0.02 per share on our common stock from the fourth quarter of 2000, until the third quarter of 2002. We declared a $0.05 per share dividend in the third quarter of 2002 and a $0.06 per share dividend in the fourth quarter of 2002. During 2003, we declared a $0.07, $0.09, $0.10 and $0.12 dividend for the first, second, third and fourth quarters, respectively. We expect to continue to pay a quarterly dividend in the future. However, payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company.

        (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The section under the heading "Executive Compensation" entitled "Equity Compensation Plan Information for Fiscal 2004" in our proxy statement for the 2004 annual meeting of shareholders is incorporated herein by reference.

        For additional information concerning our capitalization please see Note 16, "Stock Compensation Plans" of the Notes to the Consolidated Financial Statements included in Item 8.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                     As of or for the year ended December 31,
                                                                     ----------------------------------------
                                                   2003           2002             2001          2000           1999
                                                   ----           ----             ----          ----           ----
OPERATIONS DATA:
Revenue:
     Gross premiums written                    $72,991,434    $63,036,468      $34,271,338    $32,073,768    $ 19,273,561
     Gross premiums ceded                      (19,498,209)   (25,286,828)     (12,789,404)    (7,625,095)     (6,221,853)
                                               -----------    -----------      -----------    -----------    ------------
         Net premiums written                   53,493,225     37,749,640       21,481,934     24,448,673      13,051,708
     Increase (decrease) in prepaid
      reinsurance premiums                      (3,427,818)     5,691,284          686,438        874,000         (92,597)
     (Increase) decrease in unearned premiums   (5,188,177)   (14,047,919)      (1,912,811)    (5,001,334)        497,237
                                               -----------    -----------      -----------    -----------    ------------
         Net change in prepaid reinsurance
          premiums and unearned premiums        (8,615,995)    (8,356,635)      (1,226,373)    (4,127,334)        404,640
                                               -----------    -----------      -----------    -----------    ------------
         Net premiums earned                    44,877,230     29,393,005       20,255,561     20,321,339      13,456,348
     Commission income                           1,380,145      1,905,936        2,828,779      2,780,869       4,410,856
     Finance revenue                             4,327,675      4,452,626        5,267,523      5,709,848       3,696,843
     Managing general agent fees                 2,328,681      1,970,226        5,871,388      5,410,500         963,797
     Net investment income                       1,624,216      1,253,765        1,066,641      1,225,413         853,659
     Net realized investment gains (losses)      2,231,333     (1,369,961)      (2,911,658)      (109,256)        952,153
     Other income                                3,347,020      2,973,949        3,098,332      2,214,894       1,043,798
                                               -----------    -----------      -----------    -----------    ------------
         Total revenue                          60,116,300     40,579,546       35,476,566     37,553,607      25,377,454

Expenses:
     Loss and loss adjustment expenses          27,508,979     15,987,125       16,154,902     14,990,118       8,094,677
     Operating and underwriting expenses        11,415,436     10,425,765       11,056,529     11,229,768       6,595,937
     Salaries and wages                          9,152,028      8,004,694        8,478,771      9,375,775       7,474,572
     Interest expense                              606,910        353,225          587,654        662,809         436,491
     Amortization of deferred acquisition
      costs, net                                  (854,279)    (2,064,314)       1,467,238      1,673,754         (18,563)
     Amortization of goodwill                          --             --           540,010        606,653         547,548
                                               -----------    -----------      -----------    -----------    ------------
         Total expenses                         47,829,074     32,706,495       38,285,104     38,538,877      23,130,662
                                               -----------    -----------      -----------    -----------    ------------
Income (loss) before provision for income
  tax expense                                   12,287,226      7,873,051       (2,808,538)      (985,270)      2,246,792
Provision (benefit) for income tax expense      (3,922,350)    (3,302,849)         630,553        462,396        (680,061)
                                               -----------    -----------      -----------    -----------    ------------
         Net income (loss) before
          extraordinary gain                     8,364,876      4,570,202       (2,177,985)      (522,874)      1,566,731
Extraordinary gain                                     --             --         1,185,895            --              --
                                               -----------    -----------      -----------    -----------    ------------
         Net income (loss)                     $ 8,364,876    $ 4,570,202      $  (992,090)   $  (522,874)   $  1,566,731
                                               ===========    ===========      ===========    ===========    ============
Basic net income (loss) per share              $      2.64    $      1.52      $     (0.69)   $     (0.15)   $       0.46
                                               ===========    ===========      ===========    ===========    ============
Extraordinary gain                             $       --     $       --       $      0.38    $       --     $        --
                                               ===========    ===========      ===========    ===========    ============
Basic net income (loss) per share after
 extraordinary gain                            $      2.64    $      1.52      $     (0.31)   $     (0.15)   $       0.46
                                               ===========    ===========      ===========    ===========    ============
Fully diluted net income (loss) per share      $      2.50    $      1.52      $     (0.31)   $     (0.15)   $       0.46
                                               ===========    ===========      ===========    ===========    ============
Cash dividends declared per share              $      0.38    $      0.15      $      0.08    $      0.02    $         --
                                               ===========    ===========      ===========    ===========    ============

BALANCE SHEET DATA

Total assets                                  $106,695,593    $75,318,011      $56,228,577    $55,412,969    $ 38,686,404
     Investments                                47,290,420     25,377,796       17,507,422     18,965,798      13,916,571
     Finance contracts, consumer loans and
      pay advances receivable, net               9,891,642      7,217,873       10,813,881     13,792,791       9,642,163

Total liabilities                               74,649,217     57,220,348       42,019,446     40,456,972      22,932,516
     Unpaid losses and loss adjustment
      expenses                                  24,570,198     16,983,756       11,005,337      9,765,848       6,314,307
     Unearned premiums                          34,122,663     28,934,486       14,951,228     13,038,417       8,037,083
     Revolving credit outstanding                4,098,786      4,312,420        6,676,817      8,091,034       4,650,026

Total shareholders' equity                     $32,046,376    $18,097,664      $14,209,131    $14,955,997    $ 15,753,888

Book value per share                           $      8.84    $      6.05      $      4.69    $      4.49    $       4.67


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

        We are a vertically integrated insurance holding company, which, through our subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National Insurance Company and American Vehicle Insurance Company. American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia. During the year ended December 31, 2003, 67.2%, 23.4%, 2.4% and 7.0% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

        We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 23 agencies owned by Federated Agency Group, Inc., a wholly owned subsidiary, 44 franchised agencies, and approximately 125 independent agents. Through our wholly owned subsidiary, FedUSA, Inc., we franchise agencies under the FedUSA name. As of December 31, 2003, franchises were granted for 44 FedUSA agencies, of which 38 were operating. We intend to focus our future expansion efforts for our agency network on franchised agencies.

        Assurance Managing General Agents, Inc., a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Although Assurance MGA recently replaced business from an unaffiliated insurance company with business from American Vehicle, and ceased acting as a third-party administrator for this company, Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

        We offer electronic tax filing services through Express Tax Service, Inc., an 80%-owned subsidiary, as well as franchise opportunities for these services. As of December 31, 2003, there were 231 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through more than 500 licensees nationwide.

        Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. Also, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

        We operate in a highly competitive market and face competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We instead tend to compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds. We compete with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company. Comparable companies which compete with us in the homeowners' market include Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company. Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. Competition could have a material adverse effect on our business, results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

        Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

        The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense, the recoverability of goodwill and amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for the Company's reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and loss adjustment expense, an actuarial valuation. Management constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. See Note 2 of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The adoption of Interpretation No. 46 did not have any impact on our Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrants") to purchase shares of the Company's Common Stock. These Notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 and were originally presented as a liability in conformity with Statement of Financial Accounting Standard Number
150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

ANALYSIS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002

    INVESTMENTS.

        Investments increased $21.9 million or 86% to $47.3 million as of December 31, 2003 from $25.4 million as of December 31, 2002 primarily as a result an increase in written insurance premiums and positive underwriting experience. An investment impairment of $2.0 million was charged to operations in 2002 for WorldCom bonds held by the Company and reflecting WorldCom's bankruptcy. These bonds were marked to market from $2.5 million to $0.5 million based on our estimate of the ultimate realizable value of the bonds. As of December 31, 2003 we have one-half remaining of our $0.5 million investment in WorldCom, the balance of which was liquidated during 2003 with a realized gain of $0.2 million.

        As a result of the adverse market conditions which occurred in 2002, management more carefully monitors its concentrations, industries and asset allocations. There were no other instances of large concentrations of investment securities requiring write-downs. We did not hold any non-traded investment securities during 2003 or 2002.

        Below is a summary of unrecognized impairment loss at December 31, 2003 and 2002 by category.

                                                Net Unrealized Gains (Losses)
                                                   Years Ended December 31,
                                                   ------------------------
                                                      2003         2002
                                                      ----         ----
Fixed maturities:
     U.S. government obligations                   $(793,613)   $     425
     Obligations of states and political
      subdivisions                                    (4,840)      33,610
                                                   ---------    ---------
                                                    (798,453)      34,035
                                                   ---------    ---------

Corporate securities:
     Communications                                  209,226     (332,383)
     Financial                                        14,694       62,101
     Other                                            45,475       28,703
                                                   ---------    ---------
                                                     269,395     (241,579)
                                                   ---------    ---------
Equity securities:
     Preferred stocks                                    400         (316)
     Common stocks                                     3,154      (23,843)
                                                   ---------    ---------
                                                       3,554      (24,159)
                                                   ---------    ---------

Total fixed, corporate and equity securities       $(525,504)   $(231,703)
                                                   =========    =========

    RECEIVABLE FOR INVESTMENTS SOLD.

        Receivable for investments sold increased $2.1 million or 100% from nothing as of December 31, 2002 to $2.1 million as of December 31, 2003. The increase is a result of investment trading activity that occurred in late December 2003 and did not settle until early January 2004.

    FINANCE CONTRACTS.

        Finance contracts receivable increased $2.7 million or 37.0% from $7.2 million as of December 31, 2002 to $9.9 million as of December 31, 2003. The increase of the finance contracts receivable is the result of insureds financing the commercial general liability policies offered by American Vehicle and an increase in outstanding finance contracts for policies with a twelve month term coupled with a renewed interest in financing a specific non-affiliated insurance company.

    PREPAID REINSURANCE PREMIUMS.

        Prepaid reinsurance premiums decreased $3.4 million or 30.5% to $7.8 million as of December 31, 2003 from $11.3 million as of December 31, 2002. Approximately $2.7 million of this decrease reflects the decrease in American Vehicle's ceded quota-share reinsurance from 70% of its premiums written to 40% effective November 1, 2002. Approximately $0.7 million of the decrease reflects the decrease in Federated National's ceded quota-share reinsurance from 40% of automobile premiums written in 2002 to 30% for automobile premiums written in the first quarter of 2003. Subsequent to the first quarter of 2003, Federated National increased its ceded quota-share reinsurance to 40% of automobile premiums written for the whole year. American Vehicle's reinsurance treaty did not change.

    PREMIUMS RECEIVABLE.

        Premiums receivable were $7.3 million as of December 31, 2003, a decrease of $1.1 million or 12.5% as compared to $8.4 million outstanding as of December 31, 2002. The decline can be attributed to the decline in automobile written premiums and the diversification of our product lines. The predominate user of the finance products is the automobile customer. There is less of a tendency to finance homeowner premiums due to policyholder mortgage escrow arrangements and only a modest need to finance commercial general liability insurance.

    REINSURANCE RECOVERABLE - NET.

        Reinsurance recoverable increased $3.7 million or 48.2% to $11.6 million as of December 31, 2003 from $7.9 million as of December 31, 2002. This increase is the result of the increase in loss and loss adjustment expenses incurred and, to a lesser extent, the timing of settlements with our reinsurer. All amounts are considered current.

    DEFERRED ACQUISITION COSTS - NET.

        Deferred acquisition costs increased $1.7 million to $1.7 million as of December 31, 2003 from $7,721 as of December 31, 2002. At December 31, 2003, commission expense and commissions income, net were approximately $1.2 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees totaled approximately $0.5 million. Deferred policy acquisition costs, net, increased primarily due to a $0.84 million increase of deferred commission expenses and a $0.82 million decrease in ceded unearned commissions income during the year ended December 31, 2003. The increase of deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $3.4 million decline of ceded commissions.

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

    INCOME TAX RECOVERABLE.

        Income tax recoverable increased by 100% to $1.1 million primarily due to payment patterns established by our estimations of taxable income.

    PROPERTY PLANT AND EQUIPMENT.

        Property plant and equipment, net of accumulated depreciation and amortization declined by $0.6 million to $4.2 million as of December 31, 2003 to $4.8 as of December 31, 2002. The decline is primarily attributable to the sale of one of our occupied properties.

    GOODWILL.

        Goodwill declined by approximately $49,000, or 2.8% to approximately $1,740,000 as of December 31, 2003 as compared to approximately $1,789,000 as of December 31, 2002 due to net conversions of our agencies to franchised operations. Goodwill otherwise remained unchanged during 2003 due to the adoption of SFAS 142, wherein our assessment of goodwill indicated no impairment.

    OTHER ASSETS.

        Other assets increased by $0.5 million, or 29.5% to $2.3 million as of December 31, 2003 as compared to $1.8 million as of December 31, 2002. Major components of other assets are as follows:

                                   December 31,
                                   ------------
                                 2003        2002
                                 ----        ----
Accrued interest income      $  680,017   $  364,335
Notes receivable                460,145      405,992
Unamortized loan costs          430,803           --
Compensating cash balances      200,430      352,433
Other                           568,262      684,364
                             ----------   ----------
Total                        $2,339,656   $1,807,123
                             ==========   ==========

    UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES.

        Unpaid losses and loss adjustment expenses increased $7.6 million or 44.7% to $24.6 million as of December 31, 2003 as compared to $17.0 million as of December 31, 2002. The increase is associated with an increase in frequency and severity of claims activity associated with our automobile business. Federated National's reserves increased by $2.7 million in 2003 as compared to 2002 and represents 33.6% of the total reserve increase and American Vehicle's reserves increased by $4.9 million in 2003 as compared to 2002 and represents 59.6% of the total reserve increase. Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as case reserves coupled with bulk estimates known as "incurred but not reported" (IBNR). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience;
(iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion see Loss and Loss Adjustment Expenses.

    UNEARNED PREMIUM.

        Unearned premiums increased by $5.2 million or 17.9% to $34.1 million as of December 31, 2003 as compared to $28.9 million as of December 31, 2002. The increase was due to a $5.7 million increase in unearned homeowner's insurance premiums and $3.8 million in unearned premiums associated with the newly launched commercial liability program. Offsetting these increases was a $4.3 million decrease in automobile unearned premiums. These changes reflect our emphasis in 2003 on property and commercial general liability insurance products.

    INCOME TAXES PAYABLE.

        Income taxes payable decreased by 100% as compared to 2002 primarily due to payment patterns established by our estimations of taxable income.

    SUBORDINATED DEBT

        On July 31, 2003, we completed a private placement of our Notes, which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and one Warrant to purchase one half a share of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498. See footnote number 22, SUBORDINATED DEBT.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

    GROSS PREMIUMS WRITTEN.

        Gross premiums written increased $10.0 million, or 15.8%, to $73.0 million for the year ended December 31, 2003, as compared to $63.0 million for the comparable period in 2002. The following table denotes gross premiums written by major product line.

                                Twelve months ended Decemder 31,
                                --------------------------------
                                2003                   2002
                                ----                   ----
Automobile               $49,297,915    67.5%   $52,586,436    83.4%
Homeowners                16,804,497    23.0%     8,669,642    13.8%
Commercial liability       5,149,944     7.1%            --     0.0%
Mobile home owners         1,739,078     2.4%     1,780,390     2.8%
                         -----------   -----    -----------   -----
Gross written premiums   $72,991,434   100.0%   $63,036,468   100.0%
                         ===========   =====    ===========   =====


        This table reflects the success of our efforts to expand our line of insurance products to include products other than automobile insurance.

    GROSS PREMIUMS CEDED.

        Gross premiums ceded decreased $5.8 million or 22.9% to $19.5 million for the year ended December 31, 2003, from $25.3 million for the year ended December 31, 2002. The decrease is primarily due to the decline in our ceded quota-share reinsurance associated with our automobile insurance.

    INCREASE (DECREASE) IN PREPAID REINSURANCE PREMIUMS.

        Prepaid reinsurance premiums decreased $9.1 million or 160.2%, to ($3.4) million as of December 31, 2003, from $5.7 million for the year ended December 31, 2002. The decrease is due primarily to American Vehicle's decreased reliance on quota-share reinsurance on its automobile insurance products.

    INCREASE IN UNEARNED PREMIUMS.

        The increase in unearned premiums declined by $8.8 million, or 63.1% to ($5.2) million as of December 31, 2003, as compared to ($14.0) million as of December 31, 2002. The unearned premium liability increase of $5.2 million during 2003 is net of homeowner and commercial liability unearned premiums increases of $5.7 million and $3.8 million, respectively, and is offset by automobile unearned premiums decreases of $4.3 million. These changes reflect our emphasis in 2003 on property and commercial general liability insurance products.

    MANAGING GENERAL AGENT FEES.

        Managing General Agent Fees increased modestly from $2.0 million for the year ended 2002 to $2.3 million for the year ended December 31, 2003. The increase reflects an overall increase in the production of insurance policies.

    NET INVESTMENT INCOME.

        Net investment income increased by $0.3 million or 29.5% to $1.6 million for the year ending December 31, 2003, as compared to $1.3 million for the year ended December 31, 2002. The increase in investment income is a result of the additional amounts of invested assets. Although the Company's net investment income has increased during 2003 compared to 2002, our overall investment yield declined by 1.5%, from 4.9% for the year ending December 31, 2002 to 3.4% for the year ended December 31, 2003.

    NET REALIZED INVESTMENT GAINS (LOSSES).

        Net realized investment gains increased by $3.6 million to $2.2 million for the year ended December 31, 2003 as compared to a loss of $1.4 million for the year ended December 31, 2002. The table below reflects the gains and losses by investment category.



                                          For the year ending December 31,
                                          --------------------------------
                                                 2003           2002
                                                 ----           ----
Realized gains:
     Fixed securities                        $ 1,590,935    $   774,931
     Equity securities                         1,230,118        123,232
                                             -----------    -----------
          Total realized gains                 2,821,053        898,163
                                             -----------    -----------
Realized losses:
     Fixed securities                           (508,299)    (2,164,790)
     Equity securities                           (81,422)      (103,334)
                                             -----------    -----------
          Total realized losses                 (589,721)    (2,268,124)
                                             -----------    -----------
Net realized gains (losses) on investments   $ 2,231,332    $ 1,369,961
                                             ===========    ===========



    LOSSES AND LAE.

        Loss and loss adjustment expenses increased by $11.5 million, or 72.1%, to $27.5 million for the year ending December 31, 2003, as compared to $16.0 million as of December 31, 2002. The increase is predominately due to the increase in net premiums earned. The Company's loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2003 was 60.8% compared with 54.4% for the same period in 2002. The table below reflects the loss ratios by product line.

                                    For the year ending December 31,
                                    --------------------------------
                                      2003                  2002
                                      ----                  ----
Automobile                           79.51%                70.55%
Home owners                          21.30%                21.64%
Commercial liability                 18.50%                 0.00%
Mobile home owners                   28.74%                33.37%
All Product Lines                    61.30%                54.39%

        Losses and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claims. The estimated cost to close all claim files, for accidents that occurred in years other than the accidents that occurred in the current year ending December 31, 2003 and net of reinsurance recoveries, has increased by a total of $1.2 million over the ultimate estimates made as of December 31, 2002, primarily due to a decrease of claim frequency and claim severity and periodic estimates made by management of the ultimate costs required to settle all claims, both reported and not yet reported.

    SALARIES AND WAGES.

        Salaries and wages increased $1.2 million, or 14.3%, to $9.2 million for the year ending December 31, 2003, as compared to $8.0 million for the year ending December 31, 2002. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

    DEFERRED POLICY ACQUISITION COSTS.

        Amortization of deferred policy acquisition costs increased by $1.2 million, or 58.6%, to a credit of $0.9 million for the year ending December 31, 2003, as compared to a credit of $2.1 million as of December 31, 2002. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. During the twelve months ending December 31, 2003, the difference between the ceded commissions earned of $6.7 million and amortized costs of $5.8 million resulted in a credit to earnings of $0.9 million. The $1.2 million increase in the amortization of deferred policy acquisition costs in the 2003 period as compared to the 2002 period is attributable to the increase in ceded commissions earned during the twelve months ending December 31, 2003 totaling $1.0 million, netted against amortized costs of $2.2 million during the same twelve month period.

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

    GROSS PREMIUMS CEDED.

        Gross premiums ceded increased from $12.8 million for the year ended December 31, 2001, to $25.3 million for the year ended December 31, 2002. The increase of $12.5 million is primarily due to the acquisition of American Vehicle and its 70% quota-share reinsurance treaty, which we entered into in order to maintain the ratio of premiums written to surplus mandated by the State of Florida.

    INCREASE (DECREASE) IN PREPAID REINSURANCE PREMIUMS.

        Prepaid reinsurance premiums increased by $5.0 to $5.7 million for the year ended December 31, 2002 as compared to $0.7 million as of December 31, 2001. The increase is primarily due to the addition of a full year of operations for American Vehicle as compared to two months of operations in 2001.

    INCREASE IN UNEARNED PREMIUMS.

        The change to unearned premiums increased by $12.1 million to $14.0 million as of December 31, 2002 as compared to $1.9 million as of December 31, 2001. Again, the predominate reason for the increase was due to the addition of a full year of operations for American Vehicle as compared to two months of operations in 2001.

    MANAGING GENERAL AGENT FEES.

        Managing general agent fees are charged at a rate of $25.00 per policy, which is the maximum currently permitted under Florida law. These fees declined $3.9 million to $2.0 million for the year ended 2002. The decline is a result of Assurance MGA's completion of underwriting insurance for an unaffiliated insurance company.

    NET REALIZED INVESTMENT GAINS (LOSSES).

        The Company experienced net losses of $1.4 million for the year ended December 31, 2002 as compared to $2.9 million for the same period in 2001. Once thought to be only a function of the equity market, segments of the highly rated bond market proved to be unsound in 2002. During 2002, we incurred an "other than temporary" decline in value of $2.0 million in our investment in WorldCom, Inc. bonds.

     LOSSES AND LOSS ADJUSTMENT EXPENSES.

        Our loss ratio, combining the results of both insurance companies, as determined in accordance with GAAP, for the year ended December 31, 2002 was 54.4% compared with 79.8% for 2001. Losses and loss adjustment expenses incurred decreased $168,000 to $16.0 million for 2002 from $16.2 million for 2001. Losses and loss adjustment expenses, our most significant expenses, represent actual payments made and changes in estimated future payments to be made to or on behalf of policyholders, including expenses required to settle claims and losses.

     DEFERRED POLICY ACQUISITION COSTS.

         Our deferred policy acquisition costs declined by $3.1 million to a credit balance of $2.1 million as compared to a charge against income of $1.0 million in 2001. The increase is associated with the shift in business underwritten by Assurance MGA away from an unaffiliated insurance company to American Vehicle.

     EXTRAORDINARY GAIN.

         In August 2001, we recorded an extraordinary gain of $1.2 million, which represents the excess of the fair value of the net assets purchased over the purchase price, when we acquired American Vehicle.

LIQUIDITY AND CAPITAL RESOURCES

        The following summarizes future cash outflows related to our contractual obligations required to be disclosed herein at December 31, 2003 (in thousands):

                                 ------------------------------------------------------
                                                Payments due by period
                                 ------------------------------------------------------
                                           Less than                          More than
                                  Total      1 year    1-3 years   3-5 years   5 years
                                  -----    ---------   ---------   ---------  ---------
Contractual Obligations
Long-term debt obligations (1)   $6,875      $2,500       $4,375       --        --
Operating lease obligations         592         303          289       --        --
                                 ------      ------       ------
Total                            $7,467      $2,803       $4,664       --        --
                                 ======      ======       ======


    (1) Represents the private placement in July 2003 of our Notes, which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and one Warrant to purchase one half a share of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498. The $7.5 million principle amount was reduced by the first quarterly installment payment of $625,000 due November 1, 2003.

        Our primary sources of capital in 2003 were revenues generated from operations, issuance of debt securities, investment income and borrowings under the Revolving Loan Agreement ("Revolving Agreement"), described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

        Federated Premium's operations are funded by the Revolving Agreement with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (a wholly-owned subsidiary of FlatIron), which gives FPF Inc. the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. The Revolving Agreement, which was amended and revised in September 2001, allowed for a maximum credit commitment of $7.0 million plus an initial additional amount of $700,000 for the transition from September 30, 2001 when the previous agreement expired. The line declined by $100,000 each month beginning November 1, 2001. In September 2002 the line was amended and revised allowing for a maximum credit commitment of $4.0 million.

        FlatIron reduced the maximum credit commitment under the Revolving Agreement due to the A.M. Best ratings of third party insurance carriers with which we were financing policies at the time. Simultaneously, however, we ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by our insurance carriers (in 2003 we began again to finance policies from a small number of independent agents whose customer base and operational history meet our strict criteria for credit worthiness). Additionally, in 2002, we implemented a direct bill program for policies underwritten by our carriers. These changes markedly decreased credit risks and made our reliance on the higher credit commitment previously offered by FlatIron unnecessary.

        The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving

Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.63%, 6.23% and 7.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2003 and 2002. The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of December 31, 2003 and 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 and $312,420, respectively for December 31, 2003 and 2002. The excess amounts are permissible by reason of a compensating cash balance of $200,430 and $352,433, respectively for December 31, 2003 and 2002 and are held for the benefit of FPF, Inc. and are included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2003, 2002 and 2001 totaled approximately $203,000, $342,000 and $592,000, respectively.

        As an alternative to premium finance we offer direct billing where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on our credit facility, but remain able to charge and collect interest from the policyholder.

         On July 31, 2003, we completed a private placement of our Notes, which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and one Warrant to purchase one half a share of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498. On or about October 31, 2003, we exercised our option to make a quarterly payment in shares of our Common Stock and issued a total of 41,195 shares of Common Stock to the purchasers of the Notes.

        The Notes pay interest at the annual rate of 6%, are subordinated to senior debt, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

        We issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano was determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing, and totaled 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers equaled $7.5 million divided by the exercise price of the Warrants, and totaled 392,356. The number of shares issuable upon exercise of the Warrants issued to J. Giordano equaled $300,000 divided by the exercise price of the Warrants, and totaled 15,694. The exercise price of the warrants equaled 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg, for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants is $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. We have the option to redeem the Warrants beginning July 31, 2004.

        For the twelve months ended December 31, 2003 and 2002, operations generated net operating cash flow of $12.3 million and $17.2 million, respectively. During the year ended December 31, 2003 gross cash flow from operations generated approximately $18.9 million, mostly by an increase in unpaid loss and loss adjustment expenses totaling $7.6 million, increased unearned premiums liability totaling $5.2 million, increased prepaid reinsurance premiums totaling $3.4 million and a $1.0 million decrease in premiums receivable, all in conjunction with net income of $8.4 million.

        Operations for the twelve month period ending December 31, 2003 used $15.0 million of gross cash flow primarily for net realized investment gains of $2.0 million, a $3.8 million increase to reinsurance recoverable, net, a $3.5 million increase of finance contract receivable, $1.7 million used to reduce income taxes payable and $0.3 million used to decrease accounts payable and accrued expenses. Additionally, $1.7 million was used to pay agent commissions and other costs, where-in the underlying policy term is un-expired as of December 31, 2003.

        Net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

        For the year ended December 31, 2002, operations generated a cash flow of $15.0 million as compared to a cash flow deficit of $946,000 in 2001. The investment portfolio, which is highly liquid as it consists almost entirely of readily marketable securities, is available to offset any cash flow deficits from operations. The 2002 cash flow deficit from investing activities was $6.9 million and was used to purchase investment securities. In 2001 we used $2.5 million to offset deficits in operating and financing cash flows. Cash flow used by financing activities was $5.7 million in 2002, as we reduced the revolving credit outstanding and purchased shares of our Common Stock in the open market. Future financing activities may use cash, if we believe our stock is undervalued and decide to continue to purchase shares in the open market. The Board of Directors has authorized the purchase in the open market of approximately $1.0 million of additional shares. During 2003, we acquired 42,400 shares for a total cost of $681,842. During 2002, we acquired 40,800 shares for a total cost of $253,446.

        In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $21.9 million for the year ended December 31, 2003, as we invested the cash flow from operating and financing activities. While in a period in which written premiums are increasing, it is reasonably expected that cash from premiums will be used for investing activities. Proceeds from the sale of property and certain owned agencies generated $1.6 million during the year. In the future, we expect a continued cash flow deficit from investing activities, as we invest cash from operations.

        Net cash generated from financing activities was $12.2 million for the twelve months ended December 31, 2003. The source of cash from financing activities is primarily reflected by the receipt of $7.5 million from the issuance of the Notes and proceeds from exercised stock options totaling $6.9 million, offset by $1.2 million paid in dividends, $0.7 million used to retire outstanding shares of stock and $0.2 million used to reduce the revolving credit outstanding.

        The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement.

        We believe that our current capital resources, including the net proceeds from the sale of our Notes described above, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

        To retain a certificate of authority, the Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of liabilities or the 2003 statutory minimum capital and surplus requirement of $3.60 million as defined in the Florida Insurance Code. The companies are in compliance with this requirement. The companies are also required to adhere to prescribed net premium-to-capital surplus ratios and, for the year ended December 31, 2003, the companies were in compliance with these ratios.

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

        Under these laws, Federated National would have been permitted to pay dividends of approximately $441,000 to 21st Century in 2004, and American Vehicle would be permitted to pay approximately $116,000 in dividends to 21st Century in 2004. No dividends were paid by Federated National or American Vehicle in 2003, 2002, or 2001 and none are anticipated in 2004. Although we believe that amounts required to meet financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available, to be paid by Federated National or American Vehicle in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company, following any dividend or distribution by it, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

        Insurance companies are required to comply with the risk-based capital requirements of the NAIC. The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. Based on calculations using the appropriate NAIC formula and the respective insurance company data for the year ending December 31, 2003, both insurance companies' total adjusted capital was in excess of ratios that would require regulatory action. GAAP differs in some respects from statutory reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of December 31, 2003 were approximately $16.7 million and $10.7 million, respectively, and their statutory net income for the twelve months ended December 31, 2003 was $2.9 million and $0.8 million, respectively.

        During 2002, Federated National entered into a 10% quota-share agreement with its affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes and in accordance with the principles of consolidation, the effect of the agreement between the two affiliated insurance companies has been eliminated.

        At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

IMPACT OF INFLATION AND CHANGING PRICES

        The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE.

        Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Year Ended December 31, 2003
                                                                  ----------------------------
                                                     First           Second           Third         Fourth
                                                    Quarter          Quarter         Quarter        Quarter
                                                    -------          -------         -------        -------
Revenue:
    Net premiums earned                           $10,456,944     $10,949,001     $11,850,497     $11,620,788
    Other revenue                                   4,405,066       3,995,778       3,170,924       3,667,302
                                                  -----------     -----------     -----------     -----------
      Total revenue                                14,862,010      14,944,779      15,021,421      15,288,090
                                                  -----------     -----------     -----------     -----------
Expenses:
    Losses and loss adjustment expenses             6,787,709       7,493,747       6,322,281       6,905,242
    Other expenses                                  4,467,432       4,302,036       5,626,485       5,924,142
                                                  -----------     -----------     -----------     -----------
      Total expenses                               11,255,141      11,795,783      11,948,766      12,829,384
                                                  -----------     -----------     -----------     -----------
Income (loss) before provision for income tax
 expense and extraordinary gain                     3,606,869       3,148,996       3,072,655       2,458,706
Provision for income tax expense                    1,298,468       1,035,062       1,081,824         506,996
                                                  -----------     -----------     -----------     -----------
      Net income (loss)                           $ 2,308,401     $ 2,113,934     $ 1,990,831     $ 1,951,710
                                                  ===========     ===========     ===========     ===========
Basic net income(loss) per share                  $      0.77     $      0.69     $      0.63     $      0.55
                                                  ===========     ===========     ===========     ===========
Fully diluted net income per share                $      0.75     $      0.66     $      0.56     $      0.53
                                                  ===========     ===========     ===========     ===========


                                                                  Year Ended December 31, 2002
                                                                  ----------------------------
                                                     First           Second           Third         Fourth
                                                    Quarter          Quarter         Quarter        Quarter
                                                    -------          -------         -------        -------
Revenue:
    Net premiums earned                           $ 5,434,494     $ 6,485,963     $ 8,464,577     $ 9,007,970
    Other revenue                                   4,072,506       2,130,890       3,358,590       1,630,789
                                                  -----------     -----------     -----------     -----------
      Total revenue                                 9,507,000       8,616,853      11,823,167      10,638,759
                                                  -----------     -----------     -----------     -----------
Expenses:
    Losses and loss adjustment expenses             3,184,631       3,330,196       4,228,536       5,243,762
    Other expenses                                  4,778,133       4,363,266       4,801,183       2,783,022
                                                  -----------     -----------     -----------     -----------
      Total expenses                                7,962,764       7,693,462       9,029,719       8,026,784
                                                  -----------     -----------     -----------     -----------
Income (loss) before provision for income tax
 expense and extraordinary gain                     1,544,236         923,391       2,793,448       2,611,975
Provision for income tax expense                      552,866         891,350       1,046,718         811,915
                                                  -----------     -----------     -----------     -----------
      Net income (loss)                           $   991,370     $    32,041     $ 1,746,730     $ 1,800,060
                                                  ===========     ===========     ===========     ===========
Basic net income (loss) per share                 $      0.33     $      0.01     $      0.58     $      0.60
                                                  ===========     ===========     ===========     ===========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

        Our investment objective is to maximize total rate of return after Federal income taxes while maintaining liquidity and minimizing risk. Our current investment policy limits investment in non-investment grade fixed maturity securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable. We also comply with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

        Our investment policy is established by the Board of Directors or the Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2003, approximately 92.0% of investments were in fixed income securities and short-term investments, which are considered to be available for sale, based upon our intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. We may in the future also consider fixed maturities to be held to maturity and carried at amortized cost. We do not use any material swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

        The investment portfolio is managed by the Investment Committee consisting of our President and two directors, in accordance with guidelines established by the Florida Department of Financial Services.

        The table below sets forth investment results for the periods indicated.

                                                Years Ended December 31,
                                                 ------------------------
                                          2003            2002           2001
                                          ----            ----           ----
                                                 (Dollars in Thousands)
Interest on fixed maturities           $ 1,463         $ 1,190          $ 485
Dividends on equity securities             109              18             13
Interest on short-term securities           27              59            559
Other                                      118              17             39
                                     ---------- ---------------  -------------
Total investment income                  1,717           1,284          1,096
Investment expense                         (93)            (30)           (29)
                                     ---------- ---------------  -------------
Net investment income                  $ 1,624         $ 1,254        $ 1,067
                                     ========== ===============  =============
Net realized gain (loss)               $ 2,231        $ (1,370)      $ (2,912)
                                     ========== ===============  =============

         The following table summarizes, by type, our investments as of December 31, 2003.

                                                        Carrying        Percent
                                                         Amount         of Total
                                                       -------------------------
                                                       (Dollars in Thousands)
Fixed maturities, at market:
  U.S. government agencies and authorities              $ 25,544         54.02%
  Obligations of states and political subdivisions         7,634         16.14%
  Corporate securities                                    10,311         21.80%
                                                       ----------  -------------
       Total fixed maturities                             43,489         91.96%
  Equity securities, at market                             3,663          7.75%
  Mortgage notes receivable                                  138          0.29%
                                                       ----------  -------------
       Total investments                                $ 47,290        100.00%
                                                       =============  ==========

        Fixed maturities are carried on the balance sheet at market. At December 31, 2003, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation):

                                   Carrying    Percent
                                    Amount     of Total
                                 -----------   --------
                                 (Dollars in
                                  Thousands)
AAA                                 $ 31,485    72.40%
AA                                       226     0.52%
A                                      7,135    16.41%
BBB                                    3,925     9.03%
BB++                                     300     0.69%
Not rated                                419     0.95%
                                 -----------   --------
                                    $ 43,490   100.00%
                                 ===========   ========


        The following table summarizes, by maturity, the fixed maturities as of December 31, 2003.

                                          Carrying        Percent
                                           Amount        of Total
                                          --------       --------
                                         (Dollars in
                                          Thousands)
Matures In:
One year or less                          $ 4,038          9.29%
One year to five years                      6,078         13.97%
Five years to 10 years                     22,373         51.44%
More than 10 years                         11,001         25.30%
                                          --------       --------
          Total fixed maturities          $43,490        100.00%
                                          ========       ========

        At December 31, 2003, the weighted average maturity of the fixed maturities portfolio was approximately 11 years.

        The following table provides information about the financial instruments as of December 31, 2003 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

                                                               2004             2005           2006           2007
                                                               ----             ----           ----           ----
                                                                                 (Dollars in Thousands)
Principal amount by expected maturity:
     U.S. government agencies and authorities                $     100      $        0      $      100      $     0
     Obligations of states and political subdivisions               --              --              --          950
     Corporate securities                                        4,720           1,407             900           --
     Collateralized mortgage obligations                            --              --              --           --
     Equity securities, at market                                   --              --              --           --
     Mortgage notes receivable                                       7               8               9            9
                                                             ---------      ----------      ----------      -------
               All investments                               $   4,827      $    1,415      $    1,009      $   959
                                                             =========      ==========      ==========      =======
Weighted average interest rate by expected maturity:
     U.S. government agencies and authorities                     5.88%           0.00%           7.25%        0.00%
     Obligations of states and political subdivisions             0.00%           0.00%           0.00%        4.58%
     Corporate securities                                         6.30%           6.18%           4.00%        0.00%
     Collateralized mortgage obligations                          0.00%           0.00%           0.00%        0.00%
     Equity securities, at market                                 0.00%           0.00%           0.00%        0.00%
     Mortgage notes receivable                                    8.50%           8.50%           8.50%        8.50%
               All investments                                    6.29%           6.19%           4.36%        4.62%

[restubbed]
                                                                                                            Carrying
                                                                2008        Thereafter         Total         Amount
                                                                ----        ----------         -----         ------
Principal amount by expected maturity:
     U.S. government agencies and authorities                $       0      $   24,500      $   24,700      $25,544
     Obligations of states and political subdivisions              745           5,585           7,280        7,634
     Corporate securities                                        1,700           2,250          10,977       10,311
     Collateralized mortgage obligations                            --              --              --           --
     Equity securities, at market                                   --              --              --        3,663
     Mortgage notes receivable                                       9              96             138          138
                                                             ---------      ----------      ----------      -------
               All investments                               $   2,454      $   32,431      $   43,095      $47,290
                                                             =========      ==========      ==========      =======
Weighted average interest rate by expected maturity:
     U.S. government agencies and authorities                     0.00%           4.61%           4.62%
     Obligations of states and political subdivisions             4.74%           4.48%           4.52%
     Corporate securities                                         5.84%           2.88%           5.04%
     Collateralized mortgage obligations                          0.00%           0.00%           0.00%
     Equity securities, at market                                 0.00%           0.00%           0.00%
     Mortgage notes receivable                                    8.50%           8.50%           8.50%
               All investments                                    5.52%           4.46%           4.71%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----

Independent Auditors' Reports................................................................... 40
Consolidated Balance Sheets
  as of December 31, 2003 and 2002.............................................................. 42
Consolidated Statements of Operations
  For the years ended December 31, 2003, 2002 and 2001.......................................... 43
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
  For the years ended December 31, 2003, 2002 and 2001.......................................... 44
Consolidated Statements of Cash Flows
  For the years ended December 31, 2003, 2002 and 2001.......................................... 45
Notes to Consolidated Financial Statements...................................................... 47


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of 21st Century Holding Company:

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company and Subsidiaries ("the Company" and a Florida Corporation) as of December 31, 2003, and 2002 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                             De Meo, Young, McGrath

Boca Raton, Florida,
  April 2, 2004.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of 21st Century Holding Company:

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows of 21st Century Holding Company and Subsidiaries ("the Company" and a Florida corporation) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of 21st Century Holding Company and Subsidiaries for the year ended December 31, 2001, , in conformity with accounting principles generally accepted in the United States of America.

                      McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Plantation, Florida,
  March 29, 2002.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                                       December 31, 2003  December 31, 2002
                                                                       -----------------  -----------------
                                ASSETS
Investments
   Fixed maturities, available for sale, at fair value                   $  43,489,598      $  24,693,047
   Equity securities                                                         3,663,251            539,706
   Mortgage loans                                                              137,571            145,043
                                                                         -------------      -------------
         Total investments                                                  47,290,420         25,377,796
                                                                         -------------      -------------
Cash and cash equivalents                                                    6,770,169          4,125,950
Receivable for investments sold                                              2,118,595                 --
Finance contracts, net of allowance for credit
  losses of $562,558 in 2003 and $404,356 in 2002                            9,891,642          7,217,873
Prepaid reinsurance premiums                                                 7,823,374         11,251,193
Premiums receivable, net of allowance for credit
  losses of $123,000 and $201,000, respectively                              7,328,256          8,373,104
Reinsurance recoverable, net                                                11,645,468          7,856,972
Deferred acquisition costs, net                                              1,739,685              7,721
Income taxes recoverable                                                       824,787                 --
Deferred income taxes                                                        3,030,183          2,691,309
Property, plant and equipment, net                                           4,153,643          4,819,617
Goodwill, net                                                                1,739,715          1,789,353
Other assets                                                                 2,339,656          1,807,123
                                                                         -------------      -------------
         Total assets                                                    $ 106,695,593      $  75,318,011
                                                                         =============      =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                               $  24,570,198      $  16,983,756
Unearned premiums                                                           34,122,663         28,934,486
Premiums deposits                                                              621,777            655,713
Revolving credit outstanding                                                 4,098,786          4,312,420
Income taxes payable                                                                --          1,676,020
Subordinated debt                                                            6,875,000                 --
Accounts payable and accrued expenses                                        4,360,793          4,657,952
                                                                         -------------      -------------
         Total liabilities                                                  74,649,217         57,220,347
                                                                         -------------      -------------
Commitments and contingencies

Shareholders' equity:
   Common stock of $0.01 par value. Authorized 25,000,000 shares;
     issued 4,088,924 and 3,411,667 shares, respectively;
     Outstanding 3,625,058 and 2,990,201 shares, respectively                   40,889             34,117
   Additional paid-in capital                                               20,454,917         12,855,543
   Accumulated other comprehensive income (deficit)                           (324,881)          (227,091)
   Retained earnings                                                        13,643,225          6,521,027
   Treasury stock, 463,866 and 421,466 shares, respectively, at cost        (1,767,774)        (1,085,932)
                                                                         -------------      -------------
         Total shareholders' equity                                         32,046,376         18,097,664
                                                                         -------------      -------------
         Total liabilities and shareholders' equity                      $ 106,695,593      $  75,318,011
                                                                         =============      =============

See accompanying notes to consolidated financial statements.

                 21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                    2003               2002              2001
                                                                                ------------      ------------      --------------
Revenue:
     Gross premiums written                                                     $ 72,991,434      $ 63,036,468      $ 34,271,338
     Gross premiums ceded                                                        (19,498,209)      (25,286,828)      (12,789,404)
                                                                                ------------      ------------      ------------
             Net premiums written                                                 53,493,225        37,749,640        21,481,934
                                                                                ------------      ------------      ------------
     Increase (decrease) in prepaid reinsurance premiums                          (3,427,818)        5,691,283           686,439
     Increase in unearned premiums                                                (5,188,177)      (14,047,919)       (1,912,812)
                                                                                ------------      ------------      ------------
             Net change in prepaid reinsurance premiums and unearned premiums     (8,615,995)       (8,356,636)       (1,226,373)
                                                                                ------------      ------------      ------------
             Net premiums earned                                                  44,877,230        29,393,004        20,255,561
     Commission income                                                             1,380,145         1,905,936         2,828,779
     Finance revenue                                                               4,327,675         4,452,626         5,267,523
     Managing general agent fees                                                   2,328,681         1,970,226         5,871,388
     Net investment income                                                         1,624,216         1,253,765         1,066,641
     Net realized investment gains (losses)                                        2,231,333        (1,369,961)       (2,911,658)
     Other income                                                                  3,347,020         2,973,949         3,098,332
                                                                                ------------      ------------      ------------
             Total revenue                                                        60,116,300        40,579,545        35,476,566
                                                                                ------------      ------------      ------------
Expenses:
     Loss and loss adjustment expenses                                            27,508,979        15,987,125        16,154,902
     Operating and underwriting expenses                                          11,415,436        10,425,765        11,056,529
     Salaries and wages                                                            9,152,028         8,004,694         8,478,771
     Interest expense                                                                606,910           353,225           587,654
     Amortization of deferred acquisition costs, net                                (854,279)       (2,064,314)        1,467,238
     Amortization of goodwill                                                             --                --           540,010
                                                                                ------------      ------------      ------------
             Total expenses                                                       47,829,074        32,706,495        38,285,104
Income before provision for income tax expense
     and extraordinary gain                                                       12,287,226         7,873,050        (2,808,538)
(Provision) benefit for income tax expense                                        (3,922,350)       (3,302,849)          630,553
                                                                                ------------      ------------      ------------
             Net income (loss) before extraordinary gain                           8,364,876         4,570,201        (2,177,985)

Extraordinary gain                                                                        --                --         1,185,895
                                                                                ------------      ------------      ------------
             Net income (loss)                                                  $  8,364,876      $  4,570,201      $   (992,090)
                                                                                ============      ============      ============
Basic net income (loss) per share before extraordinary gain                     $       2.64      $       1.52      ($      0.69)
                                                                                ============      ============      ============
Extraordinary gain                                                              $       0.00      $       0.00      $       0.38
                                                                                ============      ============      ============
Basic net income (loss) per share after extraordinary gain                      $       2.64      $       1.52      $      (0.31)
                                                                                ============      ============      ============
Weighted average number of common shares outstanding                               3,171,315         3,005,626         3,153,640
                                                                                ============      ============      ============
Fully diluted net income (loss) per share                                       $       2.50      $       1.52      $      (0.31)
                                                                                ============      ============      ============
Weighted average number of common shares outstanding (assuming dilution)           3,348,625         3,005,626         3,153,640
                                                                                ============      ============      ============
Dividends declared per share                                                    $       0.38      $       0.15      $       0.08
                                                                                ============      ============      ============

See accompanying notes to consolidated financial statements.

                 21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                       Additional
                                        Comprehensive      Common        Paid-In     Comprehensive
Description                                Income          Stock         Capital         Deficit
                                        --------------  ------------   ------------    ------------
Balance as of December 31, 2000                   --    $     34,107   $ 12,894,630    ($ 1,300,404)

Net Loss                                    (992,090)             --             --              --
Cash Dividends                                    --              --             --              --
Acqusition of common shares                       --              --             --              --
Stock issued to employees                         --              --        (78,814)             --
Stock option expense                             --              --         17,330              --
Net unrealized change in investments,
net of tax effect of $784,079              1,082,267              --             --       1,082,267
                                        ------------
Comprehensive income                    $     90,177              --             --              --
                                        ============
                                                        ------------   ------------    ------------
Balance as of December 31, 2001                   --          34,107     12,833,146        (218,137)
Net Income                                 4,570,201              --             --              --
Cash Dividends                                    --              --             --              --
Acqusition of common shares                       --              --             --              --
Stock issued to employees                         --              10            990              --
Stock option expense                              --              --         21,407              --
Net unrealized change in investments,
net of tax effect of $4,613                   (8,954)             --             --          (8,954)
                                        ------------
Comprehensive income                    $  4,561,247              --             --              --
                                        ============
                                                        ------------   ------------    ------------
Balance as of December 31, 2002                   --          34,117     12,855,543        (227,091)
Net Income                                 8,364,876              --             --              --
Cash Dividends                                    --              --             --              --
Acqusition of common shares                       --              --             --              --
Stock options exercised                           --           6,360      6,862,286              --
Stock issued in lieu of cash payment
for principle and interest associated
with our Notes                                    --             412        737,088              --
Stock option expense                              --              --             --              --
Net unrealized change in investments,
net of tax effect of $196,012                (97,790)             --             --         (97,790)
                                        ------------
Comprehensive income                    $  8,267,086              --             --              --
                                        ============
                                                        ------------   ------------    ------------
Balance as of December 31, 2003                         $     40,889   $ 20,454,917    ($   324,881)
                                                        ============   ============    ============
[RESTUBBED]


                                        Accumulated                       Total
                                      Other Retained     Treasury      Shareholders'
Description                              Earnings         Stock          Equity
                                       ------------    ------------    ------------
Balance as of December 31, 2000        $  3,642,066    ($   314,402)   $ 14,955,997

Net Loss                                   (992,090)             --        (992,090)
Cash Dividends                             (249,675)             --        (249,675)
Acqusition of common shares                      --        (784,798)       (784,798)
Stock issued to employees                        --         258,914         180,100
Stock option expense                             --              --          17,330
Net unrealized change in investments,
net of tax effect of $784,079                    --              --       1,082,267

Comprehensive income                             --              --              --

                                       ------------    ------------    ------------
Balance as of December 31, 2001           2,400,301        (840,286)     14,209,131
Net Income                                4,570,201              --       4,570,201
Cash Dividends                             (449,475)             --        (449,475)
Acqusition of common shares                      --        (253,446)       (253,446)
Stock issued to employees                        --           7,800           8,800
Stock option expense                             --              --          21,407
Net unrealized change in investments,
net of tax effect of $4,613                      --              --          (8,954)

Comprehensive income                             --              --              --

                                       ------------    ------------    ------------
Balance as of December 31, 2002           6,521,027      (1,085,932)     18,097,664
Net Income                                8,364,876              --       8,364,876
Cash Dividends                           (1,242,678)             --      (1,242,678)
Acqusition of common shares                      --        (681,842)       (681,842)
Stock options exercised                          --              --       6,868,646
Stock issued in lieu of cash payment
for principle and interest associated
with our Notes                                   --              --         737,500
Stock option expense                             --              --              --
Net unrealized change in investments,
net of tax effect of $196,012                    --              --         (97,790)

Comprehensive income                             --              --              --

                                       ------------    ------------    ------------
Balance as of December 31, 2003        $ 13,643,225    ($ 1,767,774)   $ 32,046,376
                                       ============    ============    ============


See accompanying notes to consolidated financial statements.

                 21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                      2003              2002             2001
                                                                                 -------------    -------------    -------------
Cash flow from operating activities:
         Net income (loss)                                                       $   8,364,876    $   4,570,201    $    (992,090)
         Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
                Amortization (accretion) of investment premium, net                    290,987           84,360          (50,738)
                Depreciation and amortization of property plant and equipment          437,356          376,516          396,047
                Deferred income tax expense                                           (338,874)      (1,107,092)        (132,284)
                Net realized investment (gains) losses                              (2,042,607)       1,369,961        2,911,658
                Amortization of deferred acquisition costs, net                       (854,279)      (2,064,314)       1,467,238
                Common Stock issued for interest on Notes                              112,500               --               --
                Provision for credit losses, net                                       819,868        1,036,092        2,506,757
                Provision for uncollectible premiums receivable                         45,424           33,663          421,349
                Extraordinary gain                                                          --               --       (1,185,895)
                Other                                                                       --           30,207           30,528
         Changes in operating assets and liabilities:
                Premiums receivable                                                    999,424       (6,845,853)      (1,735,476)
                Prepaid reinsurance premiums                                         3,427,819       (5,691,284)      (2,635,827)
                Due from reinsurers, net                                            (3,788,496)        (803,643)      (3,911,090)
                Deferred acquisition costs, net                                       (877,685)       2,068,545         (286,930)
                Goodwill                                                              (242,746)              --          540,010
                Finance contracts receivable, consumer loans and pay
                advances receivable                                                 (3,493,637)       2,559,916          472,153
                Other assets                                                          (532,533)         640,212         (550,666)
                Unpaid losses and loss adjustment expenses                           7,586,442        5,978,419        1,136,120
                Unearned premiums                                                    5,188,177       13,983,258        1,912,811
                Premium deposits                                                       (33,936)        (478,264)         751,919
                Income taxes recoverable                                              (824,787)              --               --
                Income taxes payable                                                (1,676,020)       1,907,042               --
                Accounts payable and accrued expenses                                 (297,159)      (3,152,584)      (1,229,438)
                                                                                 -------------    -------------    -------------
Net cash (used in) provided by operating activities                                 12,270,114       14,495,358         (163,844)
                                                                                 -------------    -------------    -------------
Cash flow from investing activities:
         Proceeds from sale of investment securities available for sale            167,978,275       41,293,545       62,419,076
         Purchases of investment securities available for sale                    (188,055,815)     (51,088,365)     (59,713,976)
         Receivable for investments sold                                            (2,118,595)              --               --
         Mortgage loans                                                                     --          (10,000)        (450,000)
         Sale of and collection of mortgage loans                                        7,472          461,314          233,423
         Purchases of property and equipment                                        (1,289,108)        (308,936)        (153,387)
         Proceeds from sale (acquisitions) of assets                                 1,621,384          199,687         (301,330)
                                                                                 -------------    -------------    -------------
Net cash (used in) provided by investing activities                                (21,856,387)      (9,452,755)       2,033,806
                                                                                 -------------    -------------    -------------
Cash flow from financing activities:
         Subordinated debt                                                           7,500,000               --               --
         Exercised stock options                                                     6,868,646               --               --
         Dividends paid                                                             (1,242,678)        (449,475)        (188,807)
         Purchases of treasury stock                                                  (681,842)        (253,446)        (743,314)
         Revolving credit outstanding                                                 (213,634)      (2,364,397)      (1,414,217)
                                                                                 -------------    -------------    -------------
Net cash provided by (used in) financing activities                                 12,230,492       (3,067,318)      (2,346,338)
                                                                                 -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents                                 2,644,219        1,975,285         (476,376)
Cash and cash equivalents at beginning of year                                       4,125,950        2,150,665        2,627,041
                                                                                 -------------    -------------    -------------
Cash and cash equivalents at end of year                                         $   6,770,169    $   4,125,950    $   2,150,665
                                                                                 =============    =============    =============


See accompanying notes to consolidated financial statements.

                 21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Supplemental disclosure of cash flow information:
         Cash paid during the year for:
                Interest                                                         $     393,729    $     354,572    $     591,618
                                                                                 =============    =============    =============
                Income taxes                                                     $   4,784,502    $   1,565,069    $    (915,037)
                                                                                 =============    =============    =============
         Non-cash investing and finance activities:
                Accrued dividends payable                                        $     422,890    $     179,947    $      60,868
                                                                                 =============    =============    =============
                Retirement of subordinated debt                                  $     625,000    $          --    $          --
                                                                                 =============    =============    =============
                Stock issued to employees                                        $          --    $       7,800    $     180,100
                                                                                 =============    =============    =============
                Stock received for sale of agemcy                                $          --    $          --    $      41,484
                                                                                 =============    =============    =============
                Notes reveivable, net of deferred gains,
                received for sale of agencies                                    $     187,790    $     (35,523)   $     463,941
                                                                                 =============    =============    =============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(1) ORGANIZATION AND BUSINESS

        The accompanying consolidated financial statements include the accounts of 21st Century Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         We are a vertically integrated insurance holding company, which, through our subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National Insurance Company and American Vehicle Insurance Company. American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia. During the year ended December 31, 2003, 67.2%, 23.4%, 2.4% and 7.0% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

        We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 23 agencies owned by Federated Agency Group, Inc., a wholly owned subsidiary, 44 franchised agencies, approximately 125 independent agents and a select number of general agents. Through our wholly owned subsidiary, FedUSA, Inc., we franchise agencies under the FedUSA name. As of December 31, 2003, franchises were granted for 44 FedUSA agencies, of which 38 were operating and 6 are pending. We intend to focus our future expansion efforts for our agency network on franchised agencies.

        Assurance Managing General Agents, Inc., a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Although Assurance MGA recently replaced business from an unaffiliated insurance company with business from American Vehicle, and ceased acting as a third-party administrator for this company, Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

        We offer electronic tax filing services through Express Tax Service, Inc., an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX. As of December 31, 2003, there were 231 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through more than 500 licensees nationwide.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (A) CASH AND CASH EQUIVALENTS

        We consider all short-term highly liquid investments with original maturities of three months or less to be cash equivalents.

    (B) INVESTMENTS

        Our investment securities have been classified as available-for-sale because all of the securities are available to be sold in response to our liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

        A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted, respectively, over the life of the related fixed maturity security as an adjustment to yield using a method that

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

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

    (D) DEFERRED ACQUISITION COSTS

        Deferred acquisition costs represent primarily commissions paid to outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded premium commission earned from reinsurers, salaries and premium taxes net of policy fees, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and loss adjustment expenses and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

        An analysis of deferred acquisition costs follows:

                                               Years Ended December 31,
                                       ----------------------------------------
                                           2003          2002           2001
                                       -----------   -----------    -----------
Balance, beginning of year             $     7,721   $    11,952    $ 1,192,260
Acquisition costs deferred                 885,406    (2,068,545)       286,930
Amortization expense during year           854,279     2,064,314     (1,467,238)
                                       -----------   -----------    -----------
Balance, end of year                   $ 1,747,406   $     7,721    $    11,952
                                       ===========   ===========    ===========

    (E) PREMIUM DEPOSITS

        Premium deposits represent premiums received on policies not yet written. We take approximately 30 working days to issue the policy from the date the cash and policy application are received.

    (F) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

        Unpaid losses and loss adjustment expenses are determined by establishing liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon our assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries, which totaled approximately $859,000, $550,000 and $544,000, net of reinsurance, at December 31, 2003, 2002 and 2001, respectively.

        The estimates of unpaid losses and loss adjustment expenses are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of the process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and loss adjustment expenses. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

        There can be no assurance that our unpaid losses and loss adjustment expenses will be adequate to cover actual losses. If our unpaid losses and loss adjustment expenses prove to be inadequate, we will be required to increase the liability with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of the established unpaid losses and loss adjustment expenses could have a material adverse effect on our business, results of operations and financial condition.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        We do not discount unpaid losses and loss adjustment expenses for financial statement purposes.

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

    (I) CREDIT LOSSES

        Provisions for credit losses are provided for in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses.

        The activity in the allowance for credit losses for premiums receivable was as follows:

                                                        Year Ended December 31,
                                                     2003          2002         2001
                                                   ---------    ---------    ---------
Allowance for credit losses at beginning of year   $ 201,000    $ 235,000    $ 325,000
Additions charged to bad debt expense                 11,259       34,710      421,349
Write-downs charged against the allowance            (89,259)     (68,710)    (511,349)
                                                   ---------    ---------    ---------
Allowance for credit losses at end of year         $ 123,000    $ 201,000    $ 235,000
                                                   =========    =========    =========


        See Note 4 for the activity in the allowance for credit losses for finance contracts and pay advances receivable.

    (J) MANAGING GENERAL AGENT FEES

        If substantially all the costs associated with the MGA contracts which do not involve affiliated insurers are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are not deferred and recognized over the life of the policy.

    (K) POLICY FEES

        Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These underwriting costs are included as a component of deferred acquisition costs.

    (L) REINSURANCE

        We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2003, all reinsurance recoverables are considered collectible.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

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

    (N) CONTINGENT REINSURANCE COMMISSION

        Our reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides us with the provisional commissions. We have recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable. There were no contingent ceding commissions recognized for the year ending December 31, 2003 due to the provisions contained in the reinsurance contract allowing for a flat rate commission schedule. For the years ended December 31, 2002 and December 31, 2001, respectively, there were $369,000 and $42,000 of contingent ceding commissions recognized.

    (O) CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses, finance contracts, consumer loans and pay advances receivable. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We have not experienced significant losses related to consumer loans or pay advances receivable. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts, consumer loans and pay advances receivable. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used.

    (P) ACCOUNTING CHANGES

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capitalis insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The adoptionof Interpretation No. 46 did not have any impact on our Consolidated Financial Statements.


        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one note with a principal amount of $1,000 and warrants (the "warrant") to purchase one half a share of the Company's Common Stock. These Notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 and were originally presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

    (Q) USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

        Similar to other property and casualty insurers, our liability for unpaid losses and loss adjustment expenses, although supported by actuarial projections and other data, is ultimately based on management's reasoned expectations of future events. Although considerable variability is inherent in these estimates, we believe that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of our deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the Consolidated Financial Statements.

    (R) NATURE OF OPERATIONS

        The following is a description of the most significant risks facing us and how we mitigate those risks:

        (I) LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the states of Florida and Georgia, we are more exposed to this risk than some of our more geographically balanced competitors.

        (II) CREDIT RISK--the risk that issuers of securities owned by us will default or that other parties, including reinsurers to whom business is ceded, which owe us money, will not pay. We attempt to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

        (III) INTEREST RATE RISK--the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

        (IV) CATASTOPHIC EVENT RISK--the risk associated with writing insurance policies covering automobile owners, home owners, and business owners for losses that result from catastrophes, including hurricanes, tropical storms, tornadoes or other weather related events. Although we have not experienced significant claims due to a weather event, the occurrence of a catastrophe in an area where we have a concentration of policy holders could substantially harm us by causing claims to exceed our reinsurance coverage.

    (S) FAIR VALUE

        The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2003 and 2002. Changes in interest rates subsequent to December 31, 2003 may affect the fair value of our investments. Refer to Note 3(a) for details.

        The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2003 and 2002 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, consumer loans and pay advance receivables, due from reinsurers, drafts payable to insurance companies, revolving credit outstanding, bank overdrafts, and accounts payable and accrued expenses.

        The fair value of mortgage loans is estimated using the present value of future cash flows based on the market rate for similar types of loans. Carrying value approximates market value as rates used are commensurate with market rate.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

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

        Amortization of goodwill was $-0- for 2003 and 2002, compared to $540,010 in 2001. The decrease is the result of no longer amortizing goodwill, subsequent to the adoption of SFAS 142.

        Goodwill is stated separately on the balance sheet and totaled $ 1,739,715 and $1,789,353 at December 31, 2003 and 2002, respectively, net of $1,726,530 and $1,725,622 of accumulated amortization as of December 31, 2003 and 2002, respectively. Goodwill relates to our insurance segment. The impairment computation for 2003 and 2002 indicated there was no impairment of goodwill. Impairment testing was performed during the fourth quarter of 2003, pursuant to the requirements of SFAS 142. Based upon this valuation analysis, goodwill does not appear to be impaired. Impairment testing will continue to be performed on no less than an annual basis, or when there is reason to suspect the value of these assets has diminished or is impaired.

        Below is a calculation of the pro forma effects of eliminating the amortization of goodwill for each of the years in the three-year period ended December 31, 2003.

                                             Year Ended December 31,
                                             -----------------------
                                      2003            2002           2001
                                 -------------   -------------   -----------

Reported net income (loss)       $   8,364,876   $   4,570,201   $  (992,090)
Add back goodwill amortization              --              --       540,010
                                 -------------   -------------   -----------
Adjusted net income (loss)       $   8,364,876   $   4,570,201   $  (452,080)
                                 =============   =============   ===========


Basic earnings per share:
Reported net income              $        2.64   $        1.52         (0.31)
Goodwill amortization            $          --   $          --   $      0.14
                                 -------------   -------------   -----------
Adjusted net income              $        2.64   $        1.52   $     (0.17)
                                 =============   =============   ===========

    (U) STOCK OPTION PLANS

        We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

        The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, we use the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25) to account for our stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 16 for more information.

        As of December 31, 2002 we adopted the FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). FAS 148 amends FAS 123 to provide

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

alternative methods of transition to FAS 123's fair value method of accounting for stock-based compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require disclosure in the Summary of Significant Accounting Policies footnote the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share.

        We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for our stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                                   December 31,
                                                   ------------
Net income (loss)                      2003             2002          2001
                                  -------------   -------------   -------------
As reported                       $   8,364,876   $   4,570,201   $    (992,090)
Compensation, net of tax effect   $   4,783,080   $   1,750,528   $     189,765
                                  -------------   -------------   -------------
Pro forma net income (loss)       $   3,581,796   $   2,819,673   $  (1,181,855)
                                  =============   =============   =============

Net income (loss) per share
As reported - Basic               $        2.64   $        1.52   $       (0.31)
As reported - Diluted             $        2.50   $        1.52   $       (0.31)
Pro forma - Basic                 $        1.13   $        0.94   $       (0.37)
Pro forma - Diluted               $        1.07   $        0.94   $       (0.37)

    (V) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2003.

    (W) RECLASSIFICATIONS

        Certain 2002 financial statement amounts have been reclassified to conform with the 2003 presentations.

(3) INVESTMENTS

    (A) FIXED MATURITIES AND EQUITY SECURITIES

        The following table shows the realized gains (losses) for fixed and equity securities for the years ended December 31, 2003 and 2002:

                                                               Year Ended December 31,
                                            Gains (Losses)    Fair Value   Gains (Losses)    Fair Value
                                                2003           At Sale         2002           At Sale
                                            -------------    ------------  -------------    ------------
Fixed securities                             $  1,590,935    $102,966,845   $    774,931    $ 48,454,705
Equity securities                               1,230,118      38,847,014        123,232              --
  Total realized gains                          2,821,053     141,813,859        898,163      48,454,705
                                             ------------    ------------   ------------    ------------

Fixed securities                                 (508,299)     17,213,554     (2,164,790)      3,384,068
Equity securities                                 (81,422)      7,555,755       (103,334)      1,680,203
                                             ------------    ------------   ------------    ------------
  Total realized losses                          (589,721)     24,769,309     (2,268,124)      5,064,271
                                             ------------    ------------   ------------    ------------
Net realized gains (losses) on investments   $  2,231,332    $166,583,168   $ (1,369,961)   $ 53,518,976
                                             ============    ============   ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2003 and 2002 is as follows:

                                                                             Gross         Gross
                                                            Amortized      Unrealized    Unrealized   Estimated
                                                              Cost           Gains         Losses     Fair Value
                                                           -----------------------------------------------------
December 31, 2003
     Fixed Maturities:
          U.S. government obligations                      $26,337,724   $    63,038   $   856,651   $25,544,111
          Obligations of states and political
               subdivisions                                  7,639,293        60,501        65,342   $ 7,634,452
          Corporate securities                              10,041,640       298,631        29,236    10,311,035
                                                           -----------   -----------   -----------   -----------
                                                           $44,018,657   $   422,170   $   951,229   $43,489,598
                                                           ===========   ===========   ===========   ===========

     Equity securities - preferred stocks                  $   250,000   $       400   $        --   $   250,400
                             common stocks                   3,409,697         5,000         1,846     3,412,851
                                                           -----------   -----------   -----------   -----------
                                                           $ 3,659,697   $     5,400   $     1,846   $ 3,663,251
                                                           ===========   ===========   ===========   ===========

December 31, 2002
     Fixed Maturities:
          U.S. government obligations                      $   104,731   $       425   $        --   $   105,156
          Obligations of states and political
               subdivisions                                  8,553,603        33,610            --     8,587,213
          Corporate securities                              16,242,258            --       241,580    16,000,678
                                                           -----------   -----------   -----------   -----------
                                                           $24,900,592   $    34,035   $   241,580   $24,693,047
                                                           ===========   ===========   ===========   ===========

          Equity securities - preferred stocks             $   208,316   $        --   $       316   $   208,000
                                  common stocks                355,549            --        23,843       331,706
                                                           -----------   -----------   -----------   -----------
                                                           $   563,865   $        --   $    24,159   $   539,706
                                                           ===========   ===========   ===========   ===========


        Below is a summary of fixed maturities at December 31, 2003 and 2002 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                       December 31, 2003           December 31, 2002
                                       -----------------           -----------------
                                    Amortized      Estimated    Amortized     Estimated
                                       Cost       Fair Value       Cost      Fair Value
                                    -----------   -----------   -----------   -----------
Due in one year or less            $ 3,823,434   $ 4,039,356   $ 1,355,968   $ 1,358,268
Due after one year through
     five years                      5,975,696     6,077,534    13,490,634    13,213,114
Due after five years through ten
     years                          22,835,339    22,372,081     7,470,221     7,589,673
Due after ten years                 11,384,188    11,000,627     2,581,221     2,531,992
                                   -----------   -----------   -----------   -----------
                                   $44,018,658   $43,489,598   $24,898,044   $24,693,047
                                   ===========   ===========   ===========   ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        Political subdivision bonds with an amortized cost of approximately $502,000 and a fair market value of approximately $506,000 were on deposit with the Florida Department of Financial Services as of December 31, 2003, as required by law.

        A summary of the sources of net investment income follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                          2003          2002            2001
                                      -----------    -----------    -----------

Fixed maturities                      $ 1,462,919    $ 1,189,683    $   484,913
Equity maturities                         108,983         18,009         13,301
Cash and cash equivalents                  26,676         59,182        559,017
Other                                     118,057         17,328         38,390
                                      -----------    -----------    -----------

     Total investment income            1,716,635      1,284,202      1,095,621
Less investment expenses                  (92,419)       (30,437)       (28,980)
                                      -----------    -----------    -----------

     Net investment income            $ 1,624,216    $ 1,253,765    $ 1,066,641
                                      ===========    ===========    ===========


        Proceeds from sales of fixed maturities and equity securities for the years ending December 31, 2003, 2002 and 2001 were approximately $168 million, $41 million and $62 million, respectively.

        A summary of realized investment gains (losses) and (increases) decreases in net unrealized losses follows:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                            2003            2002           2001
                                                         -----------    -----------    -----------
Net realized gains (losses):
     Fixed maturities                                    $ 1,082,636    $(1,389,860)*  $   173,294
     Equity maturities                                     1,148,696         19,899     (3,084,952)
                                                         -----------    -----------    -----------

          Total                                          $ 2,231,332    $(1,369,961)   $(2,911,658)
                                                         ===========    ===========    ===========

               *Includes a $2,000,000 impairment loss

Change in net unrealized losses:
     Fixed maturities                                    $  (321,514)   $   (12,124)   $   156,042
     Equity maturities                                        27,712         (1,443)     1,710,304
                                                         -----------    -----------    -----------

          Total                                          $  (293,802)   $   (13,567)   $ 1,866,346
                                                         ===========    ===========    ===========

    (B) MORTGAGE LOANS

                                                  Years Ended December 31,
                                                  ------------------------
                                               2003         2002         2001
                                            ---------    ---------    ---------

Mortgage receivable beginning of year       $ 145,043    $ 601,601    $ 385,024
New mortgages                                      --           --      450,000
Principal payments received                    (7,472)    (456,558)    (233,423)
                                            ---------    ---------    ---------
Mortgage receivable end of year             $ 137,571    $ 145,043    $ 601,601
                                            =========    =========    =========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        A portion of these amounts represents outstanding balances from related party transactions. Refer to Note 13 for details.

(4) FINANCE CONTRACTS, CONSUMER LOANS AND PAY ADVANCES RECEIVABLE

        Below is a summary of the components of the finance contracts, consumer loans and pay advances receivable balance:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                         2003              2002
                                                                         ----              ----
Finance contracts receivable                                         $ 10,990,446    $  7,776,553
                                                                     ------------    ------------
Pay advances receivable                                                        --              --
Subtotal                                                               10,990,446       7,776,553
Less:
          Unearned income                                                (536,246)       (154,324)
          Allowance for credit losses                                    (562,558)       (404,356)
                                                                     ------------    ------------
Finance contracts, consumer loans and pay advances receivable, net   $  9,891,642    $  7,217,873
                                                                     ============    ============

The activity in the allowance for credit losses was as follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                      2003            2002           2001
                                                   -----------    -----------    -----------
Allowance for credit losses at beginning of year   $   404,356    $   723,756    $   832,231
Additions charged to bad debt expense                  819,868      1,036,092      2,506,757
Write-offs charged against the allowance              (661,666)    (1,355,492)    (2,615,232)
                                                   -----------    -----------    -----------
Allowance for credit losses at end of year         $   562,558    $   404,356    $   723,756
                                                   ===========    ===========    ===========

        As of December 31, 2003, we have approximately $1.4 million, or 12.7%, of the gross premium finance receivables (before the allowances for credit losses and unearned premium finance charges) that comprises policies from an unrelated insurer. This unrelated insurance company currently is rated "B-"
(Fair) by A.M. Best.

        As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                      Years Ended December 31,
                                                         2003         2002
                                                    -----------    -----------
Land                                                $   632,144    $   787,144
Building and improvements                             2,823,400      3,775,208
Furniture and fixtures                                2,385,083      1,729,033
                                                    -----------    -----------
             Property, plant and equipment, gross     5,840,627      6,291,385
Accumulated depreciation                             (1,686,984)    (1,471,768)
                                                    -----------    -----------
             Property, plant and equipment, net     $ 4,153,643    $ 4,819,617
                                                    ===========    ===========

        Depreciation of property, plant, and equipment was $437,356, $376,516 and $396,047 during 2003, 2002 and 2001, respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(6) REINSURANCE

        We reinsure (cede) a portion of written premiums on a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. We also maintain coverages to limit losses from large exposures, which we believe are adequate for current volume. To the extent that reinsuring companies are unable to meet their obligations assumed under the reinsurance agreements, we remain primarily liable to our policyholders.

        The impact of reinsurance on the financial statements is as follows:

                                                             Years Ended December 31,
                                                   ------------    ------------    ------------
                                                      2003             2002            2001
                                                   ------------    ------------    ------------
Premium written:
                           Direct                  $ 72,991,434    $ 63,036,468    $ 34,271,338
                           Ceded                    (19,498,209)    (25,286,828)    (12,789,404)
                                                   ------------    ------------    ------------
                                                   $ 53,493,225    $ 37,749,640    $ 21,481,934
                                                   ============    ============    ============
Premiums earned:
                           Direct                  $ 67,803,257    $ 48,988,774    $ 32,358,300
                           Ceded                    (22,926,027)    (19,595,770)    (12,102,739)
                                                   ------------    ------------    ------------
                                                   $ 44,877,230    $ 29,393,004    $ 20,255,561
                                                   ============    ============    ============
Losses and loss adjustment expenses incurred:
                           Direct                  $ 46,035,627    $ 29,776,770    $ 29,064,763
                           Ceded                    (18,526,648)    (13,789,645)    (12,909,861)
                                                   ------------    ------------    ------------
                                                   $ 27,508,979    $ 15,987,125    $ 16,154,902
                                                   ============    ============    ============

                                                         As of December 31,
                                                   ----------------------------
                                                       2003             2002
                                                   ------------    ------------

Unpaid losses and loss adjustment expenses, net:
                           Direct                  $ 24,570,198    $ 16,983,756
                           Ceded                     (9,761,353(     (7,847,421)
                                                   ------------    ------------


                                                   $ 14,808,845    $  9,136,335
                                                   ============    ============

Unearned premiums:
                           Direct                  $ 34,122,663    $ 28,934,486
                           Ceded                     (7,823,374)    (11,251,193)
                                                   ------------    ------------

                                                   $ 26,299,289    $ 17,683,293
                                                   ============    ============

        We received approximately $6.7 million, $6.8 million and $3.8 million in commissions on premiums ceded during the years ended December 31, 2003, 2002 and 2001, respectively. Had all of our reinsurance agreements been canceled at December 31, 2003, we would have returned a total of approximately $2.5 million in reinsurance commissions to our reinsurers; in turn, our reinsurers would have returned approximately $7.8 million in unearned premiums to us.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        At December 31, 2003 and 2002, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                                                                                                       As of December 31,
                                                                                                 ----------------------------
                                                                                                     2003            2002
                                                                                                 ------------    ------------
Transatlantic Reinsurance Company (A++ A.M. Best Rated):
                           Unearned premiums                                                     $  7,823,374    $ 11,251,193
                           Reinsurance recoverable on paid losses and loss adjustment expenses      2,457,228       3,266,715
                           Unpaid losses and loss adjustment expenses                               9,761,353       7,847,255
                                                                                                 ------------    ------------
                                                                                                 $ 20,041,955    $ 22,365,163
                                                                                                 ============    ============

Amounts due from reinsurers consisted of amounts related to:
                           Unpaid losses and loss adjustment expenses                            $  9,761,353    $  7,847,255
                           Reinsurance recoverable on paid losses and loss adjustment expenses      2,457,228       3,266,715
                           Reinsurance payable                                                     (1,339,162)     (3,984,895)
                                                                                                 ------------    ------------
                                                                                                 $ 10,879,419    $  7,129,075
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

        Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                             December 31,
                                            --------------------------------------------
                                                2003            2002             2001
                                            ------------    ------------    ------------
Balance at January 1:                       $ 16,983,756    $ 11,005,337    $  9,765,848
         Less reinsurance recoverables        (7,847,421)     (4,798,556)     (2,789,619)
                                            ------------    ------------    ------------
                 Net balance at January 1   $  9,136,335    $  6,206,781    $  6,976,229
                                            ============    ============    ============

Incurred related to:
         Current year                       $ 26,274,932    $ 15,896,251    $ 13,586,426
         Prior years                           1,234,047          90,874       2,568,476
                                            ------------    ------------    ------------
                 Total incurred             $ 27,508,979    $ 15,987,125    $ 16,154,902
                                            ============    ============    ============
Paid related to:
         Current year                       $ 14,205,212    $  8,149,079    $  8,768,672
         Prior years                           7,631,258       4,908,492       8,259,045
                                            ------------    ------------    ------------
                 Total paid                 $ 21,836,470    $ 13,057,571    $ 17,027,717
                                            ============    ============    ============
Balance, American Vehicle, at acquisition   $         --    $         --    $    103,367

Net balance at year-end                     $ 14,808,845    $  9,136,335    $  6,206,781
         Plus reinsurance recoverables         9,761,354       7,847,421       4,798,556
                                            ------------    ------------    ------------
                 Balance at year-end        $ 24,570,198    $ 16,983,756    $ 11,005,337
                                            ============    ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, we believe that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

        As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, we increased the liability for loss and LAE for claims occurring in prior years by $1,234,047, $90,874 and $2,568,476 for the year ended December 31, 2003, 2002 and 2001, respectively. The adjustments in the liability were primarily attributable to loss development with respect to our personal automobile insurance program. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2003.

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

        Flatiron reduced the maximum credit commitment under the Revolving Agreement due to the A.M. Best ratings of third party insurance carriers with which we were financing policies at the time. Simultaneously, however, we ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by our insurance carriers (in 2003 we began again to finance policies from a small number of independent agents whose customer base and operational history meet our strict criteria for credit worthiness). Additionally, we implemented a direct bill program for policies underwritten by our carriers. These changes markedly decreased credit risks and made our reliance on the higher credit commitment previously offered by FlatIron unnecessary.

        Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.63%, 6.23% and 7.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at December 31, 2003 and 2002. The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of December 31, 2003 and 2002 were approximately $4.1 million and $4.3 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 and $312,420, respectively for December 31, 2003 and 2002. The excess amounts are permissible by reason of a compensating cash balance of $200,430 and $352,433, respectively for December 31, 2003 and 2002 and are held for the benefit of FPF, Inc. and are included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2003, 2002 and 2001 totaled approximately $203,000, $342,000 and $592,000, respectively.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(9) INCOME TAXES

        A summary of the provision for income tax expense (benefit) is as follows:

                                                                Year Ended December 31,
                                                      -----------------------------------------
                                                         2003            2002          2001
                                                      -----------    -----------    -----------
Federal:
         Current                                      $ 3,404,982    $ 3,323,281    $  (453,263)
         Deferred                                         (39,283)      (453,708)      (103,197)
                                                      -----------    -----------    -----------
Provision (benefit)for Federal income tax expense       3,365,699      2,869,573       (556,460)
                                                      -----------    -----------    -----------
State:
         Current                                          563,375        510,941        (56,428)
         Deferred                                          (6,724)       (77,665)       (17,665)
                                                      -----------    -----------    -----------
Provision (benefit) for state income tax expense          556,651        433,276        (74,093)
                                                      -----------    -----------    -----------
Provision for income (benefit) tax expense            $ 3,922,350    $ 3,302,849    $  (630,553)
                                                      ===========    ===========    ===========

        The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:

                                                              Year Ended December 31,
                                                     -----------------------------------------
                                                         2003           2002            2001
                                                     -----------    -----------    -----------
Computed expected tax (benefit), at federal rate     $ 4,177,657    $ 2,437,254    $  (954,903)
State tax, net of federal deduction benefit              556,651        443,276        (48,901)
Tax-exempt interest                                     (122,275)       (95,564)      (125,321)
Amortization of goodwill                                  53,536         54,641         55,335
Dividend received deduction                              (42,612)        (5,205)        (4,522)
Capital loss carryforward                               (371,847)            --             --
Disposition of financially impaired bond                (340,000)            --             --
Valuation allowance for capital loss carry forward            --        256,083        482,491
Other, net                                                11,240        212,364        (34,732)
                                                     -----------    -----------    -----------
Income tax expense (benefit), as reported            $ 3,922,350    $ 3,302,849    $  (630,553)
                                                     ===========    ===========    ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

                                                        Year Ended December 31,
                                                       --------------------------
                                                           2003          2002
                                                       -----------    -----------
Deferred tax assets:
         Unpaid losses and loss adjustment expenses    $   501,190    $   265,695
         Unearned premiums                               1,979,284      1,330,845
         Unrealized loss on investment securities          196,012         85,454
         Allowance for credit losses                       257,975        227,795
         Unearned commissions                              189,222        333,941
         Accrued class action settlement                   225,780             --
         Deferred commissions                               75,260             --
         Goodwill                                          131,063        190,315
         Unearned adjusting income                          20,456         40,640
         Capital loss carryforward - Impairment loss       376,300        752,600
         Capital loss carryforward                              --        405,746
                                                       -----------    -----------
Total deferred tax assets                                3,952,542      3,633,031
                                                       -----------    -----------
Deferred tax liabilities:
         Prepaid Florida Hurricane Catastrophic Fund      (222,664)      (169,335)
         Deferred acquisition costs, net                  (661,262)        (2,905)
         Depreciation                                      (38,433)       (30,908)
                                                       -----------    -----------
Total deferred tax liabilities                            (922,359)      (203,148)
                                                       -----------    -----------
Valuation for deferred tax asset                                --       (738,574)
                                                       -----------    -----------
Net deferred tax asset                                 $ 3,030,183    $ 2,691,309
                                                       ===========    ===========

        In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2003 and 2002, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

        To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10 percent of their liabilities or a statutory minimum capital and surplus as defined in the Code. In 2003, 2002 and 2001, Federated National and American Vehicle were required to have capital surplus of $3.6 million, $3.25 million and $3.0 million, each, respectively. At December 31, 2003, 2002 and 2001, Federated National's statutory capital surplus was $16.7 million, $9.2 million and $5.7 million, respectively. At December 31, 2003, 2002 and 2001, American Vehicle had statutory capital surplus of $10.7 million, $4.0 million and $3.1 million, respectively. Further, the companies were also required to adhere to a prescribed net premium-to-surplus ratio. For the year ended December 31, 2003, both companies were in compliance with this requirement.

        As of December 31, 2003, to meet regulatory requirements, we had bonds with a carrying value of approximately $1,983,000 pledged to the Insurance Commissioner of the State of Florida.

        Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Financial Services if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains of (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Financial Services (i) if the dividend is equal to or less than the greater of
(a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution,
(iii) the insurer files a notice of the dividend or distribution with the Florida Department of Financial Services at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Financial Services or (ii) 30 days after the Florida Department of Financial Services has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2003, 2002 or 2001.

        Under these laws, Federated National would be permitted to pay dividends of approximately $441,000 to 21st Century in 2004, and American Vehicle would be permitted to pay $116,000 in dividends in 2004. Dividends in excess of this amount require approval by the Florida Department of Financial Services. There can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of this amount to be paid by Federated National or American Vehicle.

        We are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2003, based on calculations using the appropriate NAIC formula, both Federated National's and American Vehicle's total adjusted capital are in excess of ratios, which would require any form of regulatory action.

        As of December 31, 2003, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on five out of twelve ratios. The first ratio relates to a larger than expected change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $3.9 million during the year and the third ratio relates to an investment yield that was less than expected. The fourth and fifth ratios involved the one and two year reserve development to policyholder surplus ratios that were in excess of the "usual ranges" and relate to modest, but adverse, development which incurred in 2003 relating to 2002 and 2001 loss reserves.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        As of December 31, 2003, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than expected change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $5.9 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

        We do not currently believe that the Florida Department of Financial Services will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, though there can be no assurance that will be the case.

        Generally accepted accounting principles differ in some respects from reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's statutory capital and surplus was $16.7 million and $9.2 million as of December 31, 2003 and 2002, respectively. Federated National's statutory net income was $2.9 and $2.2 million for the years ended December 31, 2003 and 2002, respectively. Federated National incurred a statutory net loss of $2.1 million for the year ended December 31, 2001. Federated National's statutory non-admitted assets were approximately $504,000 and $45,000 as of December 31, 2003 and 2002, respectively. American Vehicle's statutory capital and surplus was $10.7 million and $4.0 million as of December 31, 2003 and 2002, respectively. American Vehicle's statutory net income was approximately $848,000, $135,000 and $64,000 for the years ended December 31, 2003, 2002 and 2001 respectively. American Vehicle's statutory non-admitted assets were approximately $161,000 and $16,000 as of December 31, 2003 and 2002, respectively.

(11) COMMITMENTS AND CONTINGENCIES

         In June 2000, a lawsuit was filed against us, our directors and our executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that our amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which we recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York. The plaintiff class purportedly includes purchasers of our common stock between November 5, 1998 and August 13, 1999. The Court recently granted the plaintiffs class status.

        Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have tentatively agreed to settle the case. The parties are currently negotiating the final terms of a Memorandum of Understanding, which will have to be executed by the parties and then approved by the court. We have reserved and charged against current year earnings $600,000 for the potential settlement and associated costs.

        Prior to its acquisition in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys fees in excess of $2.0 million. American Vehicle's previous owners have agreed to indemnify us against any such fees and costs and, the $500,000 purchase price for American Vehicle is held in escrow pending settlement of the fees and costs issued. On February 26, 2003, the 11th Judicial Circuit in Miami, Florida entered an amended final judgment awarding the plaintiffs $1,140,387 in attorney fees and costs. Both parties are appealing this judgment. Management anticipates that there will be no costs associated with the settlement of this case, consequently, no liability for fees and costs have been accrued.

        We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

        As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. We were assessed $258,000 and $203,000, for the years ended December 31, 2002 and 2001, respectively. There was no assessment made for the year ended December 31, 2003. We are entitled to recover all of these assessments as permitted by the State of Florida through

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

policy surcharges. During 2002, we recovered $180,000 of the 2001 assessment and during 2003 we recovered the balance of the 2001 assessment and $142,000 of the 2002 assessment. Of the 2002 assessment, $16,000 will not be passed through as policy surcharges and $99,000 remains to be collected through policy surcharges as of December 31, 2003.

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

        No assessments have been incurred by either insurance company through the date of issuance of this report.

(12) LEASES

        We lease office space under various lease agreements with expiration dates through September 2007. Rental expense associated with operating leases is charged to expense in the period incurred. Rental expenses for 2003, 2002 and 2001 were approximately $733,000, $756,000 and $797,000, respectively, and are included in operating and underwriting expenses in the accompanying consolidated statements of operations.

        At December 31, 2003, the minimum aggregate rental commitments are as follows:

          Fiscal Year                                             Leases
          -----------                                             ------
              2004                                             $ 303,366
              2005                                               157,871
              2006                                                81,695
              2007                                                49,146
           Thereafter                                                 --
                                                              ----------
           Total                                               $ 592,078
                                                              ==========

(13) RELATED PARTY TRANSACTIONS

        One of our directors is a partner at a law firm that handles the Company's claims litigation. Fees paid to this law firm amounted to approximately $219,000, $266,000 and $530,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In September 2002, one of our directors, who is also on the Investment Committee, began to oversee an investment account for the Company. The oversight arrangement was subsequently terminated in March of 2003. Fees paid to this director in 2003 and 2002 totaled $7,500 and $1,250, respectively.

(14) NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the stock option plan were anti-dilutive for the years ended December 31, 2002 and 2001 and were not taken into account in the computation.

        At December 31, 2003, 2002 and 2001, warrants issued to two employees to purchase 7,800, 62,500 and 62,500 shares, respectively of common stock at $9 per share were outstanding. During 2003 54,700 warrants were exercised. At December 31, 2002 and 2001, warrants sold as part of an underwriting agreement at a price of $0.0001 per warrant, entitling the holder to purchase 125,000 shares of common stock at $10.86 per share, were outstanding. During 2003, 100% of the 125,000 shares were exercised. All of these potential common shares were excluded from the computation of net income (loss) per share for 2002 and 2001 because their inclusion would have an anti-dilutive effect.

        A summary of the numerator and denominator of the basic and fully diluted (2003 only) net income (loss) per share is presented below:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

                                         Income (Loss)     Shares Outstanding     Per-share
                                          (Numerator)        (Denominator)          Amount
                                          ===========          =========           ========
For the year ended December 31, 2003:
         Basic net income per share       $ 8,364,876          3,171,315           $   2.64
                                          ===========          =========           ========
         Fully diluted income per share   $ 8,364,876          3,348,625           $   2.50
                                          ===========          =========           ========

For the year ended December 31, 2002:
         Basic net (loss) per share       $ 4,570,201          3,005,626           $   1.52
                                          ===========          =========           ========

For the year ended December 31, 2001:
         Basic net (loss) per share       $  (992,090)         3,153,640           $  (0.31)
                                          ===========          =========           ========

(15) SEGMENT INFORMATION

        We operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through Federated Agency Group, franchised agencies and independent agents. The insurance segment sells primarily standard and nonstandard personal automobile insurance, homeowners' insurance, mobile home property and casualty insurance, and general liability insurance. This segment includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance. The financing segment provides premium financing to our insureds and third party carrier insureds, and is marketed through our distribution network.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. We evaluate business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments. Transactions between reportable segments are accounted for at fair value.

        Operating segments that are not individually reportable are included in the "All Other" category, which includes the operations of the parent holding company.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        Information regarding components of operations for the years ended December 31, 2003, 2002 and 2001 follows:

                                                    Years Ended December 31,
                                            --------------------------------------------
                                                2003             2002           2001
                                            ------------    ------------    ------------
Total Revenues
    Insurance Segment:
       Earned premium                       $ 44,877,230    $ 29,393,004    $ 20,255,561
       Investment income (loss)                5,815,074       1,253,215      (1,368,347)
       Adjusting income                        4,172,084       2,886,838       2,605,893
       MGA fee income                          2,304,126       1,970,226       5,843,078
       Commision income                        4,912,253       2,568,600       5,524,379
       Other income                              192,864         812,622         342,044
                                            ------------    ------------    ------------
    Total insurance revenue                   62,273,631      38,884,505      33,202,608
                                            ------------    ------------    ------------
    Financing Segment:
       Premium finance income                  2,622,745       3,657,942       4,503,994
       Consumer loan interest                         --              --          35,340
       Pay day advances                               --          56,584         567,233
       Miscellaneous income                           --              --         (15,885)
                                            ------------    ------------    ------------
    Total financing revenue                    2,622,745       3,714,526       5,090,682
                                            ------------    ------------    ------------

    All other segment revenue                  4,986,570       2,938,991       1,332,819
                                            ------------    ------------    ------------

Total operating revenue                       69,882,946      45,538,022      39,626,109
    Intercompany eliminations                 (9,766,646)     (4,958,477)     (4,149,543)
                                            ------------    ------------    ------------
Total revenues                              $ 60,116,300    $ 40,579,545    $ 35,476,566
                                            ============    ============    ============


Earnings (loss) before income taxes:
    Insurance segment                       $ 11,289,169    $  6,104,883    $ (4,813,846)
    Financing segment                            622,740       1,421,302         723,505
    All other segments                           375,317         346,865       1,281,803
                                            ------------    ------------    ------------
Total earnings (loss) before income taxes   $ 12,287,226    $  7,873,050    $ (2,808,538)
                                            ============    ============    ============

        Information regarding total assets as of December 31, 2003 and 2002 follows:

                                                        Years Ended December 31,
                                                   ---------------------------------
                                                       2003                2002
                                                   -------------       -------------
Assets by segment
    Insurance segment                              $  93,301,125       $  66,663,775
    Financing segment                                 10,105,548           7,548,841
    All other segments                                 3,602,606           3,003,827
                                                   -------------       -------------
Total assets by segment                              107,009,279          77,216,443
    Intercompany eliminations                           (313,686)         (1,898,432)
                                                   -------------       -------------
Total assets by segment                            $ 106,695,593       $  75,318,011
                                                   =============       =============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        Supplemental segment information as of and for the year ended December 31, 2003, 2002 and 2001 follows:

                                                                                Years Ended December 31,
                                                                     --------------------------------------------
                                                                          2003           2002            2001
                                                                     ------------    ------------    ------------
Insurance segment
    Deferred policy acquisition costs -                              $  1,739,685    $      7,721    $     11,952
    Reserves for unpaid loss and LAE                                 $ 16,983,756    $ 16,983,756    $ 11,005,337
    Unearned premiums                                                $ 34,122,663    $ 28,934,486    $ 14,951,228
    Earned premiums                                                  $ 44,877,230    $ 29,393,004    $ 20,255,561
Net investment income (loss)
    Insurance segment                                                $  5,815,074    $  1,253,215    $ (1,368,347)
    All other segments                                                         --              --        (476,670)
                                                                     ------------    ------------    ------------
Total net investment income (loss)                                   $  5,815,074    $  1,253,215    $ (1,845,017)
                                                                     ============    ============    ============

Claims and adjustment expenses incurred related to current years -
Insurance segment                                                    $ 26,274,932    $ 15,896,251    $ 13,586,426
                                                                     ============    ============    ============

Claims and adjustment expenses incurred related to prior years -
Insurance segment                                                    $  1,234,047    $     90,874    $  2,568,476
                                                                     ============    ============    ============

Amortization of deferred acquisition costs - Insurance segment
    Insurance segment                                                $  2,436,813    $    776,172    $  4,210,523
    Financing segment                                                     212,285        (237,851)        406,088
    Eliminations                                                       (3,503,376)     (2,602,634)     (3,149,373)
                                                                     ------------    ------------    ------------
Total amortization of deferred acquisition costs:                    $   (854,278)   $ (2,064,314)   $  1,467,238
                                                                     ============    ============    ============

Paid claims and claim adjustment expense - Insurance segment         $ 21,836,470    $ 13,057,571    $ 17,013,886
                                                                     ============    ============    ============

Net premiums written - Insurance segment                             $ 53,493,225    $ 37,749,640    $ 21,481,934
                                                                     ============    ============    ============

(16) STOCK COMPENSATION PLANS

        In December 1998, we issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9 per share. The warrants vested immediately and are exercisable between December 1999 and December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During 2003, 54,700 of these warrants were exercised and 7,800 remain to be exercised.

        We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 600,000 common shares, and, as of December 31, 2003, we had outstanding exercisable options to purchase 272,353 shares.

        In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 659,000 common shares, and, as of December 31, 2003, we had outstanding exercisable options to purchase 26,640 shares.

        In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,200,000 common shares, and, as of December 31, 2003, we had outstanding exercisable options to purchase 625,400 shares.

        Activity in our stock option plans for the period from January 1, 2001 to December 31, 2003 is summarized below:

                                          1998 Plan          2001 Franchisee Plan               2002 Plan
                                   -------------------       --------------------         --------------------
                                                Weighted                   Weighted                     Weighted
                                                Average                    Average                      Average
                                                Option                     Option                       Option
                                     Number     Exercise       Number      Exercise        Number       Exercise
                                   of Shares     Price        of Shares     Price         of Shares      Price
                                   ---------     -----        ---------     -----         ---------      -----
Outstanding at December 31, 2000    487,971    $   10.00           --
Granted                              20,000    $   10.00       83,830    $   10.00
Exercised                                --                        --
Cancelled                           (95,399)   $   10.00           --
                                   --------                   -------

Outstanding at December 31, 2001    412,572    $   10.00       83,830    $   10.00             --
Granted                             228,265    $   10.00                                  783,000    $   13.37
Exercised                            (1,000)                                                  --
Cancelled                          (105,499)   $   10.00       (5,675)   $   10.00        (56,000)   $   13.53
                                   --------                   -------                    --------
Outstanding at December 31, 2002    534,338    $   10.00       78,155    $   10.00        727,000    $   13.35
Granted                                  --    $   10.00       10,000    $   13.75        101,500    $   15.77
Exercised                          (250,247)   $   10.00      (61,515)   $   10.00       (144,600)   $   12.85
Cancelled                           (11,738)   $   10.00           --                     (58,500)   $   14.05
                                   --------                   -------                    --------
Outstanding at December 31, 2003    272,353    $   10.00       26,640    $   11.41        625,400    $   13.80
                                   ========                   =======                     =======

         Options outstanding as of December 31, 2002 are exercisable as follows:

                                          1998 Plan          2001 Franchisee Plan               2002 Plan
                                   -------------------       --------------------         --------------------
                                                Weighted                   Weighted                     Weighted
                                                Average                    Average                      Average
                                                Option                     Option                       Option
                                     Number     Exercise       Number      Exercise        Number       Exercise
                                   of Shares     Price        of Shares     Price         of Shares      Price
                                   ---------     -----        ---------     -----         ---------      -----
    December 31, 2003                139,015     $ 10.00       20,592      $ 10.00          259,500       $ 13.35
    December 31, 2004                 56,838     $ 10.00        3,402      $ 10.00           61,400       $ 13.35
    December 31, 2005                 38,250     $ 10.00          378      $ 10.00           89,200       $ 13.35
    December 31, 2006                 38,250     $ 10.00          378      $ 10.00           89,200       $ 13.35
    December 31, 2007                    --      $ 10.00          378      $ 10.00           89,200       $ 13.35
      Thereafter                         --                     1,512      $ 10.00           36,900       $ 13.35
                                   --------                   -------                    ----------
Total options exercisible           272,353                    26,640                       625,400
                                   ========                   =======                    ==========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

        We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for our stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

                                                         December 31,
                                        ---------------------------------------------
Net income (loss)                             2003           2002            2001
                                        -------------   -------------   -------------
As reported                             $   8,364,876   $   4,570,201   $    (992,090)
Compensation, net of tax effect             4,783,080   $   1,750,528   $     189,765
                                        -------------   -------------   -------------
Pro forma net income (loss)             $   3,581,796   $   2,819,673   $  (1,181,855)
                                        =============   =============   =============
Net income (loss) per share
As reported - Basic                     $        2.64   $        1.52   $       (0.31)
As reported - Diluted                   $        2.50   $        1.52   $       (0.31)
Pro forma - Basic                       $        1.13   $        0.94   $       (0.37)
Pro forma - Diluted                     $        1.07   $        0.94   $       (0.37)

        The weighted average fair value of options granted during 2003, 2002 and 2001 estimated on the date of grant using the Black-Scholes option-pricing model was $6.32 to $12.46; $2.17 to $8.06 in 2002 and $2.38 to $2.92 in 2001. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                           2003               2002                 2001
                                           ----               ----                 ----
Dividend yield                       1.96% to 2.10%      .073% to 3.50%        2.68% to 3.20%
Expected volatility                105.91% to 108.73%           120.22%         136% to 152%
Risk-free interest rate              2.30% to 3.94%      4.49% to 5.82%        4.89% to 5.29%
Expected life (in years)              3.00 to  6.36        4.83 to 7.02                10

        Summary information about the Company's stock options outstanding at December 31, 2003:

                                                                      Weighted Average       Weighted
                                      Range of       Outstanding         Contractual          Average       Exercisable
                                    Exercise Price    at 12/31/03      Periods in Years    Exercise Price   at 12/31/03
                                    --------------    -----------      ----------------    --------------    -----------
1998 Plan                                $10.00         272,353              3.01              $10.00          139,015
2001 Franchise Plan                 $10.00 to $13.75     26.640              6.36              $11.41           20,595
2002 Plan                           $12.50 to $20.00    625,400              3.95              $13.80          259,500

(17) EMPLOYEE BENEFIT PLAN

        We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2003, 2002 and 2001, we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

        In August 2001, we purchased all of the outstanding stock and all of the outstanding surplus notes of American Vehicle for $500,000 in cash. In addition, we agreed to pay two executives of American Vehicle a finders' fee of $400,000 over a period of three years. Income and expenses of American Vehicle beginning September 1, 2001 are included in our Consolidated Statements of Operations. The fair value of the net assets (which consisted primarily of marketable securities) of American Vehicle at the date of acquisition was approximately $2.1 million. In accordance with SFAS No. 141, Business Combinations, the excess of the fair value of the net assets purchased over the purchase price has been reported as an extraordinary gain in the accompanying Consolidated Statements of Operations.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

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

        Unaudited pro forma results of operations giving effect to the acquisition as of the beginning of each year presented are as follows:

                                                                2001
                                                                ----
         Revenue                                            $35,545,435
         Income before extraordinary gain                    (2,270,396)
         Extraordinary gain                                   1,185,895
         Net income                                          (1,084,501)

         Earnings (loss) per share and earnings
          (loss) per share assuming dilution
              Net income (loss) before extraordinary
               gain                                         $     (0.72)
              Extraordinary gain                                   0.38
              Net income (loss)                                   (0.34)

        The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place as of the beginning of each period reported, or of results, which may occur in the future.

(19) COMPREHENSIVE INCOME (LOSS)

        Reclassification adjustments related to the investment securities included in comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                December 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 -----------    -----------    -----------
Unrealized holdings net gains (losses) arising
  during the year                                $  (570,501)   $  (103,764)   $   143,925

Reclassification adjustment for (gains)
  losses included in net income                      276,699         90,197      1,722,421
                                                 -----------    -----------    -----------
                                                    (293,802)       (13,567)     1,866,346

Tax effect                                           196,012          4,613       (784,079)
                                                 -----------    -----------    -----------
Net depreciation on investment securities        $   (97,790)   $    (8,954)   $ 1,082,267
                                                 ===========    ===========    ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(20) AUTHORIZATION OF PREFERRED STOCK

        Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2003.

(21)  21ST CENTURY HOLDING COMPANY

        The following summarizes the major categories of 21st Century Holding Company's (parent company only) financial statements:

CONDENSED BALANCE SHEETS
                                ASSETS                             2003            2002
                                                              ------------    ------------
Cash and cash equivalents                                     $    547,760    $     22,349
Investments and advances to subsidiaries                        28,893,129      16,198,995
Deferred income taxes                                              824,171         800,077
Income taxes recoverable                                           765,634              --
Property, plant and equipment, net                                 699,919         820,466
Loan costs, net of amortization                                    430,803              --
Other assets                                                       258,280         843,095
                                                              ------------    ------------
                 Total assets                                 $ 32,419,696    $ 18,684,982
                                                              ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Bank overdraft                                                $         --    $     11,372
Subordinated debt                                                6,875,000              --
Dividends payable                                                  422,890         179,947
Other liabilities                                                  909,171         400,602
                                                              ------------    ------------
                 Total liabilities                               8,207,061         591,921
                                                              ------------    ------------

Shareholders' equity:
         Common stock                                               40,889          34,117
         Additional paid-in capital                             21,181,048      12,855,553
         Accumulated other comprehensive deficit                  (525,506)       (231,704)
         Retained earnings                                       5,283,978       6,521,027
         Treasury stock                                         (1,767,774)     (1,085,932)
                                                              ------------    ------------
                 Total shareholders' equity                     24,212,635      18,093,061
                                                              ------------    ------------
                 Total liabilities and shareholders' equity   $ 32,419,696    $ 18,684,982
                                                              ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001


Condensed Statements of Operations
                                                                                   2003            2002            2001
                                                                               ------------    ------------    ------------
Revenue:
         Management fees from subsidiaries                                     $  1,993,500    $  1,885,000    $  2,939,000
         Equity in income (loss) of subsidiaries                                 12,871,893       5,605,148      (2,933,999)
         Net investment income (loss)                                                   308              --        (477,445)
         Other income                                                               336,194          95,283         155,149
                                                                               ------------    ------------    ------------
               Total revenue                                                     15,201,895       7,585,431        (317,295)
                                                                               ------------    ------------    ------------


Expenses:
         Advertising                                                                315,125         140,287         958,082
         Salaries and wages                                                         519,456         457,856         173,777
         Legal fees                                                                 855,573          50,304         117,698
         Interest expense and amortization of loan costs                            403,952           8,853           1,653
         Other expenses                                                             836,921         674,654         767,185
                                                                               ------------    ------------    ------------
               Total expenses                                                     2,931,027       1,331,954       2,018,395
                                                                               ------------    ------------    ------------
Income (loss) before provision for income tax expense and extraordinary gain     12,270,868       6,253,477      (2,335,690)
Benefit (expense) for income tax                                                 (3,905,992)     (1,683,276)        157,705
                                                                               ------------    ------------    ------------
         Net income (loss) before extraordinary gain                              8,364,876       4,570,201      (2,177,985)
Extraordinary gain                                                                       --              --       1,185,895
                                                                               ------------    ------------    ------------
         Net income (loss)                                                     $  8,364,876    $  4,570,201    $   (992,090)
                                                                               ============    ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

Condensed Statement of Cash Flow
                                                                               2003            2002             2001
                                                                           ------------    ------------    ------------
Cash flow from operating activities:
Net income (loss)                                                          $  8,364,876    $  4,570,201    $   (992,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in income (loss) of subsidiaries                            (3,096,893)     (2,505,148)      2,933,999
          Depreciation and amortization of property plant and equipment         138,151         126,295         174,646
          Common Stock issued for interest on Notes                             112,500              --              --
          Deferred income tax expense                                           (24,094)       (497,655)       (132,284)
          Income tax recoverable                                               (765,634)             --              --
          Net realized investment (gains) losses                                     --              --         477,445
          Extraordinary Gain                                                         --              --      (1,185,895)
          Dividends payable                                                    (242,943)       (119,079)          4,926
          Changes in operating assets and liabilities:
                   Other assets                                                 154,012          66,220         (37,347)
                   Other Liabilities                                            497,197         (11,388)        309,903
                                                                           ------------    ------------    ------------
Net cash provided by operating activities                                     5,137,172       1,629,446       1,553,303
                                                                           ------------    ------------    ------------

Cash flow from investing activities:
          Proceeds from sale of investment securities available for sale             --              --      31,944,339
          Purchases of investment securities available for sale                      --              --     (31,382,730)
          Purchases of property and equipment                                   (17,604)        (13,322)             --
          Increased capital of subsidiaries                                  (9,775,000)     (3,100,000)             --
          Cash dividends received from subsidiaries                                  --              --       2,300,000
          Net cash used in acquisitions                                              --              --        (900,000)
                                                                           ------------    ------------    ------------
Net cash provided by (used in) investing activities                          (9,792,604)     (3,113,322)      1,961,609
                                                                           ------------    ------------    ------------

Cash flow from financing activities:
          Dividends paid                                                       (999,106)       (449,475)       (249,675)
          Subordinated debt                                                   7,500,000              --              --
          Stock options exercised                                             6,868,646              --              --
          Purchases of treasury stock                                          (681,842)       (245,646)       (784,798)
          Advances from (to) subsidiaries                                    (7,506,855)      2,197,493      (2,812,133)
                                                                           ------------    ------------    ------------
Net cash provided by (used in) financing activities                           5,180,843       1,502,372      (3,846,606)
                                                                           ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                            525,411          18,496        (331,694)
Cash and cash equivalents at beginning of year                                   22,349           3,853         335,547
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                                   $    547,760    $     22,349    $      3,853
                                                                           ============    ============    ============


(22) SUBORDINATED DEBT

        On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the "Notes"), which were offered and sold to accredited investors as units consisting of one note with a principal amount of $1,000 and one warrant (the "warrant") to purchase one half a share of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to the Company (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

        The Notes pay interest at the annual rate of 6%, are subordinated to senior debt, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

        We issued warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"). Each warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of warrants

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

issued to the purchasers of the Notes and to J. Giordano was determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing, and totaled 408,050. The number of shares issuable upon exercise of the warrants issued to purchasers equaled $7.5 million divided by the exercise price of the warrants, and totaled 392,356. The number of shares issuable upon exercise of the warrants issued to J. Giordano equaled $300,000 divided by the exercise price of the warrants, and totaled 15,694. The exercise price of the warrants equaled 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg, for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the warrants is $19.1153. The terms of the warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The warrants will be exercisable until July 31, 2006. We have the option to redeem the warrants beginning on July 31, 2004. On or about October 31, 2003, we exercised our option to make a quarterly payment in shares of the Company's Common Stock and issued a total of 41,195 shares of common stock to the purchasers of the Notes.

        The first payments totaling approximately $0.7 million were due on October 31, 2003 and quarterly thereafter for three years with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

 For the year ending
           2004                         2,500,000
           2005                         2,500,000
           2006                         1,875,000
                                      -----------
Total                                 $ 6,875,000
                                      ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001

(23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                         Amortization         Paid losses
             Loss and loss         Loss and loss       deferred policy         and loss
           adjustment expenses   adjustment expenses    acquisition            adjustment          Net premiums
            - Current Year         - Prior Year           expenses               expenses            written
            --------------         ------------         -------------         -----------          ------------
2003          $26,274,932          $ 1,234,047          $  (854,279)          $21,836,470          $53,493,225
              ===========          ===========          ===========           ===========          ===========

2002          $15,896,251          $    90,874          $(2,064,314)          $13,057,571          $37,749,640
              ===========          ===========          ===========           ===========          ===========

2001          $13,586,426          $ 2,568,476          $ 1,467,238           $17,027,717          $21,481,934
              ===========          ===========          ===========           ===========          ===========


                                                       Discount
                                                        if any,
               Deferred           Reserves for         deducted
Affiliation     policy             losses and            from                                    Net                  Net
with          acquisition       loss adjustment        previous           Unearned             premiums            invesment
registrant      costs                expenses           column            premiums              earned               income
              -----------          -----------          -------          -----------          -----------          -----------

Consolidated
Property and
Casualty
Subsidiaries

2003          $ 1,739,685          $24,570,198          $    --          $34,122,663          $44,877,230          $ 1,624,216
              ===========          ===========          =======          ===========          ===========          ===========

2002          $     7,721          $16,983,756          $    --          $28,934,486          $29,393,004          $ 1,253,765
              ===========          ===========          =======          ===========          ===========          ===========

2001          $    11,952          $11,005,337          $    --          $14,951,228          $20,255,561          $ 1,066,641
              ===========          ===========          =======          ===========          ===========          ===========

(24) SUBSEQUENT EVENTS

        Subsequent to December 31, 2003 and the date of presentation the Company received notice from the Louisiana Department of Insurance that American Vehicle has been admitted and licensed to underwrite homeowner and commercial general liability lines of insurance.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of this report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(B) CHANGES IN INTERNAL CONTROLS

        Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

        The information contained under the caption "Election of Directors" to appear in our definitive proxy statement relating to the Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report on Form 10-K (herein referred to as the "Annual Meeting Proxy Statement") is incorporated herein by reference.

        Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

        The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        The information contained under the caption "Beneficial Security Ownership" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        The information contained under the caption "Certain Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

        The information contained under the caption "Principal Accounting Fees and Services" to appear in the Annual Meeting Proxy Statement is incorporated by reference.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K
------------------------------------------------------------------------

     (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

               (1)  Financial Statements

                    The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

                    Independent Auditors' Report (De Meo, Young, McGrath).

                    Independent Auditors' Report (McKean, Paul, Chrycy, Fletcher & Co.).

                    Consolidated Balance Sheets as of December 31, 2003 and
                    2002.

                    Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

                    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001.

                    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

                    Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

               (2)  Financial Statement Schedules.

                    Schedule VI, Supplemental information concerning property-casualty insurance operations, is included herein under Item 8, Financial Statements and Supplementary Data.

               (3)  Exhibits

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

EXHIBIT  DESCRIPTION
-------  -----------

3.1      Amended and Restated Articles of Incorporation (1)
3.2      Form of Registrant's Amended and Restated Bylaws (1)
4.1      Specimen of Common Stock Certificate (1)
4.2 Revised Representative's Warrant Agreement including form of Representative's Warrant (2)
4.3      Amendment dated October 1, 2003 to Warrant Agreement (3)
4.4      Form of 6% Senior Subordinated Note due July 31, 2006 (4)
4.5      Form of Redeemable Warrant dated July 31, 2003 (4)
4.6 Unit Purchase Agreement dated July 31, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (5)
4.7 Amendment to Unit Purchase Agreement and Registration Rights Agreement dated October 15, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (6) 10.1 Stock Option Plan, as amended (7)*
10.1     Stock Option Plan, as amended (7)*
10.2     Employment Agreement between the Registrant and Edward J. Lawson (1)*
10.3     Employment Agreement between the Registrant and Michele V. Lawson (1)*
10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*
10.5 Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., as amended (1)
10.9     Employment Agreement between Registrant and Richard A. Widdicombe (8)*
10.12 Third Modification Agreement to Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and FPF, Inc., and Sale and Assignment Agreement between Federated Premium and FPF, Inc. (9)
10.13 Fourth Modification Agreement to Revolving Credit and Term Loan Agreement between Federated Premium Finance, Inc., FlatIron Funding Company, LLC, FlatIron Funding Company and FlatIron Credit Company, Inc. (10) 10.14 Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF, Inc.
10.14 Sale and Assignment Agreement between Federated Premium Finance, Inc. and FPF. Inc.
10.15 Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF, Inc. (10)
10.21 First Modification Agreement between Federated Premium Finance, Inc. and FPF, Inc. (11)
10.22 General Agency Agreement dated August 1, 1998 between Federated National Insurance Company and Assurance Managing General Agents, Inc.
         (12)
10.23 Managing General Agency Agreement dated September 4, 2001 between American Vehicle Insurance Company and Assurance Managing General Agents, Inc. (12)
10.24 Commercial and Private Passenger Automobile Quota Share Treaty dated July 18, 2002 between Federated National Insurance Company and TransAtlantic Reinsurance Company (11)
10.25 Addendum No. 1 dated August 22, 2002 to Commercial and Private Passenger Automobile Quota Share Treaty between Federated National Insurance Company and TransAtlantic Reinsurance Company (11)
10.26 Private Passenger Automobile Quota Share Treaty dated April 29, 2002 between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (11)
10.27 Addendum No. 1 dated August 8, 2002 to Private Passenger Automobile Quota Share Treaty between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (11)
10.28 Commercial and Private Passenger Automobile Quota Share Treaty dated December 31, 2003 between Federated National Insurance Company and TransAtlantic Reinsurance Company (13)
10.29 Private Passenger Automobile Quota Share Treaty dated January 1, 2003 between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (13)
10.30 Addendum No. 1 dated September 1, 2003 to Private Passenger Automobile Quota Share Treaty between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (9)
10.31 Employment Agreement dated November 1, 2003 between Registrant and Richard A. Widdicombe (13)*
16.1     Letter from McKean, Paul, Chrycy, Fletcher & Co. (14)
21.1     Subsidiaries of the Registrant (10)
23.1 Consent of McKean, Paul, Chrycy, Fletcher & Co., Independent Certified Public Accountants (13)
23.2 Consent of De Meo, Young, McGrath, Independent Certified Public Accountants (13)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (13)
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (13)
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (13)
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (13)

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

99.1 Form S-8 filed January 14, 2003 to register 1998 Stock Option Plan as amended, 2001 Franchise Program Stock Option Plan, 2002 Stock Option Plan, Warrant to Purchase 12,500 Shares of Common Stock, and Warrant to Purchase 50,000 Shares of Common Stock and incorporated herein by reference.
99.2 Form S-3/A filed November 4, 2003 to register 125,000 shares of our common stock being offered upon the exercise of warrants to purchase common stock at a price of $10.875 per share expiring November 10, 2003, issued to the managing underwriter of our initial public offering, and incorporated herein by reference.
99.3 Form S-3/A filed December 8, 2003 to register 41,195 shares of our common stock issued by us as payment of principal and interest due on our 6% Senior Subordinated Notes due July 31, 2006, and incorporate herein by reference.
99.4 Form S-3/A filed December 18, 2003 to register the resale of 816,100 redeemable warrants issued to the purchasers of our 6% senior subordinated Notes due July 31, 2006 the issuance of 408,050 shares of our common stock that will be issued to holders of our warrants upon exercise of the warrants, and incorporated herein by reference.
99.5 Form S-3/A filed February 9, 2004 to register 36,009 shares of our common stock issued by us as payment of principal and interest due on our 6% Senior Subordinated Notes due July 31, 2006, and incorporated herein by reference.

----------

*         Management Compensation Plan or Arrangement

     (1) Previously filed as an exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.
     (2) Previously filed as an exhibit of the same number of the 1998 Annual Report on Form 10-KSB.
     (3) Previously filed as an exhibit of the same number to the Registrant's Registration Statement on Form S-3 (File No. 333-105221) and incorporated herein by reference.
     (4) Previously filed as Exhibits 4.1 and 4.2, respectively, to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
     (5) Previously filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No 333-109313) and incorporated herein by reference.
     (6) Previously filed exhibit of the same number to the Registrant's Registration Statement on Form S-3 (File No. 333-108739) and incorporated herein by reference.
     (7) Previously filed as an exhibit to the Company's 2000 Annual Meeting Proxy Statement.
     (8) Previously filed as an exhibit of the same number of the 1999 Annual Report on Form 10-KSB.
     (9) Previously filed as an exhibit of the same number of the 2000 Annual Report on Form 10-KSB.
     (10) Previously filed as an exhibit of the same number of the 2001 Annual Report on Form 10-K.
     (11) Previously filed as an exhibit of the same number of the 2002 Annual Report on Form 10-K.
     (12) Previously filed as an exhibit of the same number of Amendment No. 1 to the 2002 Annual Report on Form 10K.
     (13) Filed herewith.
     (14) Previously filed as an exhibit of the same number of Form 8-K dated December 4, 2002.

     (B)  REPORTS ON FORM 8-K

               On October 31, 2003, the Company furnished information consisting of its reported results of operations and financial condition for it third fiscal quarter of 2003 pursuant to Regulation FD and Item 12 of Form 8-K.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              21ST CENTURY HOLDING COMPANY

                              By: /s/ Richard A. Widdicombe
                                  ----------------------------------------------
                                  Richard A. Widdicombe, Chief Executive Officer

                                  /s/ James G. Jennings III
                                  ----------------------------------------------
                                  James G. Jennings III, Chief Financial Officer

Dated:  March 30, 2004

        Pursuant to the requirements of the Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                          TITLE                               DATE
         ---------                          -----                               ----
/s/ Richard A. Widdicombe           Chief Executive Officer                     March 30, 2004
-------------------------           (Principal Executive Officer)
Richard A. Widdicombe

/s/ Edward J. Lawson                Chairman of the Board and                   March 30, 2004
-------------------------           President
Edward J. Lawson

/s/ James G. Jennings III           Chief Financial Officer (Principal          March 30, 2004
-------------------------           Financial and Accounting Officer)
James G. Jennings III

/s/ Carl Dorf                       Director                                    March 30, 2004
-------------------------
Carl Dorf

/s/ Bruce Simberg                   Director                                    March 30, 2004
-------------------------
Bruce Simberg

/s/ Charles B. Hart, Jr.            Director                                    March 30, 2004
-------------------------
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.          Director                                    March 30, 2004
-------------------------
Richard W. Wilcox, Jr.

/s/ Peter  Prygelski                Director                                    March 30, 2004
-------------------------
Peter Prygelski
