Form 10-Q
period 2004-03-31
21ST CENTURY HOLDING CO
filed 2004-05-17
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                                  954-581-9993
              (Registrant's telephone number, including area code)




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

    Common Stock, $.01 par value - 3,848,584 outstanding as of May 13, 2004.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                               PAGE

ITEM 1

FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets
     as of  March 31, 2004
     and December 31, 2003.................................................  3

Consolidated Statements of Operations
     for the three months ended March 31, 2004
     and 2003..............................................................  4

Consolidated Cash Flow Statements
     for the three months ended March 31, 2004
     and 2003..............................................................  5

Notes to Consolidated Financial Statements.................................  6

ITEM 2

Management's Discussion and Analysis
     of Financial Condition and Results of Operations...................... 16

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk................. 24

ITEM 4

Controls and Procedures.....................................................25

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings.......................................................... 25

ITEM 2

Changes in Securities and Use of Proceeds.................................. 26

ITEM 3

Defaults upon Senior Securities............................................ 26

ITEM 4

Submission of Matters to a Vote of Security Holders........................ 27


ITEM 5

Other Information.......................................................... 27


ITEM 6

Exhibits and Reports on Form 8-K........................................... 27


Signatures................................................................. 28

Exhibits

         Exhibit 31.1 Certification of Chief Executive Officer Pursuant to
         Section 302 of the SARBANES-OXLEY Act.

         Exhibit 31.2 Certification of Chief Financial Officer Pursuant to
         Section 302 of the SARBANES-OXLEY Act.

         Exhibit 32.1 Certification of Chief Executive Officer Pursuant to
         Section 906 of the SARBANES-OXLEY Act.

         Exhibit 32.2 Certification of Chief Financial Officer Pursuant to
         Section 906 of the SARBANES-OXLEY Act.

PART I
ITEM I. FINANCIAL INFORMATION

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31, 2004 December 31, 2003
                                                            Unaudited        See Note 1
                                                          -------------    -------------
                          ASSETS
Investments
    Fixed maturities, available for sale, at fair value   $  54,975,203    $  43,489,598
    Equity securities                                         8,418,758        3,663,251
    Mortgage loans                                                 --            137,571
                                                          -------------    -------------

        Total investments                                    63,393,961       47,290,420
                                                          -------------    -------------

Cash and cash equivalents                                     1,331,760        6,770,169
Receivable for investments sold                                    --          2,118,595
Finance contracts, net of allowance for credit
  losses of $597,348 in 2004 and $383,153 in 2003             9,136,517        9,891,642
Prepaid reinsurance premiums                                  4,055,222        7,823,374
Premiums receivable, net of allowance for credit
  losses of $123,00 and $201,000, respectively                8,203,840        7,328,256
Reinsurance recoverable, net                                 11,607,754       11,645,468
Deferred acquisition costs, net                               3,323,155        1,739,685
Income taxes recoverable                                           --            824,787
Deferred income taxes                                         2,654,996        3,030,183
Property, plant and equipment, net                            4,118,986        4,153,643
Goodwill, net                                                 1,739,715        1,739,715
Other assets                                                  1,973,858        2,339,656
                                                          -------------    -------------

        Total assets                                      $ 111,539,764    $ 106,695,593
                                                          =============    =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                $  21,674,065    $  24,570,198
Unearned premiums                                            35,851,569       34,122,663
Premiums deposits                                               740,176          621,777
Revolving credit outstanding                                  4,057,786        4,098,786
Income taxes payable                                            809,860             --
Subordinated debt                                             6,250,000        6,875,000
Accounts payable and accrued expenses                         5,044,239        4,360,793
                                                          -------------    -------------

        Total liabilities                                    74,427,695       74,649,217
                                                          -------------    -------------

Commitments and contingencies

Shareholders' equity:
    Common stock of $0.01 par value
      Authorized 25,000,000 shares;
      issued 4,244,032 and
      4,088,924 shares, respectively;
      Outstanding 3,780,166 and
      3,625,058 shares, respectively                             42,440           40,889
    Additional paid-in capital                               22,544,823       20,454,917
    Accumulated other comprehensive income (deficit)            178,966         (324,881)
    Retained earnings                                        16,113,614       13,643,225
    Treasury stock, 463,866 shares, at cost                  (1,767,774)      (1,767,774)
                                                          -------------    -------------
        Total shareholders' equity                           37,112,069       32,046,376
                                                          -------------    -------------
        Total liabilities and shareholders' equity        $ 111,539,764    $ 106,695,593
                                                          =============    =============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ending
                                                            -------------------
                                                           2004             2003
                                                       ------------     ------------
Revenue:
   Gross premiums written                              $ 17,817,726     $ 16,611,980
   Gross premiums ceded                                     687,008       (4,398,875)
                                                       ------------     ------------

       Net premiums written                              18,504,734       12,213,105
                                                       ------------     ------------

   Decrease in prepaid reinsurance premiums              (3,768,152)      (1,942,893)
   (Increase) decrease in unearned premiums              (1,728,906)         186,732
                                                       ------------     ------------
       Net change in prepaid reinsurance
         premiums and unearned premium                   (5,497,058)      (1,756,161)
                                                       ------------     ------------

       Net premiums earned                               13,007,676       10,456,944
   Commission income                                        507,434          433,039
   Finance revenue                                        1,090,820        1,127,826
   Managing general agent fees                              447,358          632,547
   Net investment income                                    528,124          365,205
   Net realized investment gains                            121,919          350,882
   Other income                                           1,868,970        1,495,567
                                                       ------------     ------------

       Total revenue                                     17,572,301       14,862,010
                                                       ------------     ------------

Expenses:
   Loss and loss adjustment expenses                      6,474,833        6,787,709
   Operating and underwriting expenses                    3,342,065        2,625,866
   Salaries and wages                                     2,439,524        2,146,335
   Interest expense                                         231,081           55,412
   Amortization of deferred acquisition costs, net          441,728         (360,181)
                                                       ------------     ------------

       Total expenses                                    12,929,231       11,255,141

Income before provision for income tax expense            4,643,070        3,606,869
Provision for income tax expense                          1,719,062        1,298,468
                                                       ------------     ------------

       Net income                                      $  2,924,008     $  2,308,401
                                                       ============     ============


Basic net income per share before extraordinary gain   $       0.78     $       0.77
                                                       ============     ============

Weighted average number of common shares outstanding      3,759,829        3,004,620
                                                       ============     ============

Fully diluted net income per share                     $       0.72     $       0.75
                                                       ============     ============

Weighted average number of common shares
  outstanding (assuming dilution)                         4,058,152        3,057,485
                                                       ============     ============

Dividends declared per share                           $       0.12     $       0.07
                                                       ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             March 31,
                                                                                                       2004            2003
                                                                                                   ------------    ------------

Cash flow from operating activities:
     Net income                                                                                    $  2,924,008    $  2,308,401
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Amortization of investment premium, net                                                         65,642          39,947
         Depreciation and amortization of property plant and equipment                                  124,957         101,639
         Deferred income tax expense                                                                    375,187         281,070
         Net realized investment (gains) losses                                                         (49,627)       (350,882)
         Common Stock issued for interest on Notes                                                      103,125            --
         Provision for credit losses, net                                                               380,082         194,708
         Provision for uncollectible premiums receivable                                                180,000          10,627
         Other                                                                                             --           254,312
     Changes in operating assets and liabilities:
         Premiums receivable                                                                         (1,055,584)        323,524
         Prepaid reinsurance premiums                                                                 3,768,152       1,378,292
         Due from reinsurers, net                                                                        37,714      (3,254,014)
         Income taxes recoverable                                                                       824,787            --
         Amortization of deferred acquisition costs                                                  (1,583,470)       (425,766)
         Goodwill                                                                                          --          (179,716)
         Finance contracts receivable                                                                   375,043         310,667
         Other assets                                                                                   365,797        (234,389)
         Unpaid losses and loss adjustment expenses                                                  (2,896,133)      4,561,928
         Unearned premiums                                                                            1,728,906         377,869
         Premium deposits                                                                               118,399         471,305
         Income taxes payable                                                                           809,860      (1,432,507)
         Accounts payable and accrued expenses                                                          683,447        (659,875)
                                                                                                   ------------    ------------
Net cash provided by operating activities                                                             7,280,292       4,077,140
                                                                                                   ------------    ------------
Cash flow (used in) provided by investing activities:
     Proceeds from sale of investment securities available for sale                                  10,653,239      40,687,613
     Purchases of investment securities available for sale                                          (26,456,146)    (41,298,655)
     Receivable for investments sold                                                                  2,118,595            --
     Collection of mortgage loans                                                                       137,571           1,170
     Purchases of property and equipment                                                                (40,673)       (229,278)
     Proceeds from sale of assets                                                                          --           270,000
                                                                                                   ------------    ------------
Net cash used in investing activities                                                               (13,587,414)       (569,150)
                                                                                                   ------------    ------------
Cash flow (used in) provided by financing activities:
     Exercised stock options                                                                          1,363,332            --
     Dividends paid                                                                                    (453,619)       (210,854)
     Purchases of treasury stock                                                                           --           (19,756)
     Revolving credit outstanding                                                                       (41,000)       (189,775)
                                                                                                   ------------    ------------
Net cash (used in) provided by financing activities                                                     868,713        (420,385)
                                                                                                   ------------    ------------
Net (decrease) increase in cash and cash equivalents                                                 (5,438,409)      3,087,605
Cash and cash equivalents at beginning of period                                                      6,770,169       4,478,383
                                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                                         $  1,331,760    $  7,565,988
                                                                                                   ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                                  $     57,010    $     55,412
                                                                                                   ============    ============
         Income taxes                                                                              $    185,000    $  2,450,000
                                                                                                   ============    ============
     Non-cash investing and finance activities:
         Accrued dividends payable                                                                 $    430,475    $    210,807
                                                                                                   ============    ============
         Retirement of subordinated debt by Common Stock issuance                                  $    625,000    $       --
                                                                                                   ============    ============
         Notes reveivable, net of deferred gains, received for sale of agencies                    $    107,034    $     13,712
                                                                                                   ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND BUSINESS

         The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

         We are a vertically integrated insurance holding company, which, through our subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National Insurance Company and American Vehicle Insurance Company. American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia on an excess and surplus lines basis. Additionally, during March 2004, American Vehicle was admitted as a foreign insurer in the State of Louisiana to write homeowners' and general liability insurance.

         During the three months ended March 31, 2004, 46.5%, 36.6%, 2.5% and 14.4% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance and commercial general liability, respectively.We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

         We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc., a wholly owned subsidiary, 47 franchised agencies, approximately 750 independent agents and a select number of general agents. Through our wholly owned subsidiary, FedUSA, Inc., we franchise agencies under the FedUSA name. As of March 31, 2004, franchises were granted for 47 FedUSA agencies, of which 38 were operating and 9 are pending. We intend to focus our future expansion efforts for our agency network on franchised agencies.

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

         We offer electronic tax filing services through Express Tax Service, Inc., an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX. As of March 31, 2004, there were 232 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 500 licensees nationwide.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A)  CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the determination of liability for unpaid losses and loss adjustment expense and the recoverability of goodwill. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable, deferred income taxes and the related valuation allowance, deferred policy acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. We periodically re-evaluate these significant factors and makes adjustments where facts and circumstances dictate.

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

         (C) STOCK OPTIONS

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company's stock compensation plans been determined based upon fair values at

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                     March 31,     December 31,
Net income                             2004            2003
                                  -------------   -------------
As reported                       $   2,924,008   $   8,364,876
Compensation, net of tax effect         212,707       4,783,080
                                  -------------   -------------
Pro forma net income              $   2,711,301   $   3,581,796
                                  =============   =============
Net income per share
As reported - Basic               $        0.78   $        2.64
As reported - Diluted             $        0.72   $        2.50
Pro forma - Basic                 $        0.72   $        1.13
Pro forma - Diluted               $        0.67   $        1.07



Additional stock option awards are anticipated in future years.

         The weighted average fair value of options granted during the three months ending March 31, 2004, estimated on the date of grant using the Black-Scholes option-pricing model was $24.53. The weighted average fair value of options granted during 2003 and 2002 estimated on the date of grant using the Black-Scholes option-pricing model was $6.32 to $12.46 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                 March 31, 2004      December 31, 2003
                                 --------------      -----------------
Dividend yield                   1.96% to 2.25%       1.96% to 2.10%
Expected volatility            103.20% to 108.73%   105.91% to 108.73%
Risk-free interest rate          2.13% to 3.94%       2.30% to 3.94%
Expected life (in years)          3.00 to 6.36         3.00 to 6.36

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

         (E) RECLASSIFICATIONS

         Certain amounts in 2003 financial statements have been reclassified to conform with the 2004 presentation.

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

         We also implemented a direct bill program during 2003 for policies underwritten by our carriers. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the credit limit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2004 and December 31, 2003. The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of March 31, 2004 and December 31, 2003 were both approximately $4.1 million. Outstanding borrowings in excess of the $4.0 million commitment totaled $57,786 and $98,786, respectively for March 31, 2004 and December 31, 2003. The excess amounts, permissible by reason of a compensating cash balance of $354,341 and $200,430, respectively, for March 31, 2004 and December 31, 2003, are held for the benefit of FPF, Inc. and are included in other assets. Interest expense on this revolving credit line for the three months ended March 31, 2004 and 2003 totaled approximately $57,000 and $55,000, respectively. For the three months ended March 31, 2004 and 2003 the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.59% and 5.33%, respectively.

(4) COMMITMENTS AND CONTINGENCIES

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against us, our directors and our executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that our amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which we recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York. The plaintiff class purportedly includes purchasers of our common stock between November 5, 1998 and August 13, 1999. The Court granted the plaintiffs class status.

         Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have tentatively agreed to settle the case. The parties are currently negotiating the final terms of a Memorandum of Understanding, which will have to be executed by the parties and then approved by the court. We have reserved and charged against fourth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

         As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us.

         Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes 627.351 referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the JUA Plan and the deficit is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan.

         No assessments have been incurred by either insurance company through the date of issuance of this report.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) COMPREHENSIVE INCOME

         For the three months ended March 31, 2004 and 2003, comprehensive income consisted of the following:

                                                 Three months ended March 31,
                                                     2004           2003
Net income                                       $ 2,924,008    $ 2,308,401
Change in net unrealized gains on investments
 available for sale                                  809,549        859,947
                                                 -----------    -----------
Comprehensive income, before tax                   3,733,557      3,168,348
Income tax benefit (expense) related to items
 of other comprehensive income                      (305,702)      (326,780)
                                                 -----------    -----------
Comprehensive income                             $ 3,427,855    $ 2,841,568
                                                 ===========    ===========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION

         The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, general liability and homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance Company. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's distribution network of Company-owned agencies and franchised agents.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

         Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of 21st Century Holding Company, franchise operations and income tax preparation.

         Information regarding components of operations for the three months ended March 31, 2004 and 2003 follows:

                                                 Three months ended March 31,
                                                     2004           2003
                                                ------------    ------------
Total revenue
      Insurance segments                        $ 16,445,897    $ 15,449,365
      Financing segment                              796,861         679,814
      All other segments                           2,248,318       1,184,760
                                                ------------    ------------
           Total operating segments               19,491,076      17,313,939
      Intercompany eliminations                   (1,918,775)     (2,451,929)
                                                ------------    ------------
           Total revenues                       $ 17,572,301    $ 14,862,010
                                                ============    ============

Earnings before income taxes
      Insurance segments                        $  3,596,106    $  3,121,270
      Financing segments                             137,921         198,673
      All other segments                             909,042         286,926
                                                ------------    ------------
           Total earnings before income taxes   $  4,643,070    $  3,606,869
                                                ============    ============

         Information regarding total assets as of March 31, 2004 and December 31, 2003 as follows:

                                                  March 31,      December 31,
                                                   2004              2003
                                              --------------   -------------
Total assets
      Insurance segments                      $ 100,818,047    $  73,491,480
      Financing segment                          11,047,443        6,955,089
      All other segments                          1,775,289        2,816,451
                                              -------------    -------------
           Total operating segments             113,640,779       83,263,020
      Intercompany eliminations                  (2,101,015)      (1,950,794)
                                              -------------    -------------
           Total assets                       $ 111,539,764    $  81,312,226
                                              =============    =============

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) REINSURANCE  AGREEMENTS

         We are not subscribing to quota-share reinsurance for automobile insurance policies issued with an effective date beyond December 31, 2003. The quota-share reinsurance treaties for 2003 automobile insurance policies include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86%. Despite the loss corridor, substantially all of the insurance risk relating to the reinsured portions of the underlying insurance agreements has been assumed by the reinsurer, wherein the reinsurer's exposure to loss is essentially the same as ours.

         We continue to participate in the Florida Hurricane Catastrophe Fund and we subscribe to an excess of loss reinsurance policy to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products.

(8) STOCK COMPENSATION PLANS

         In 1998, we issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9.00 per share. The warrants vested immediately and are exercisable until December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During the three months ending March 31, 2004, none of the 7,800 warrants remaining were exercised.

         We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 600,000 common shares, and, as of March 31, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 205,488 and 272,353 shares, respectively.

         In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company-owned agencies that are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company-owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 689,000 common shares, and as of March 31, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 13,780 and 26,640 shares, respectively.

         In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate thereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,200,000 common shares, and, as of March 31, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 604,326 and 625,400 shares, respectively.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Activity in the Company's stock option plans for the period from January 1, 2002 to March 31, 2004, is summarized below:

                      ----------------------------  -----------------------------  ------------------------------
                            1998 Plan                   2001 Franchisee Plan              2002 Plan
                      ----------------------------  -----------------------------  ------------------------------
                                  Weighted Average               Weighted Average                Weighted Average
                      Number of   Option Exercise   Number of    Option Exercise   Number of     Option Exercise
                       Shares          Price          Shares          Price          Shares           Price
                      --------         ------        --------         ------        --------         ------
Outstanding at
  December 31, 2001    412,572         $10.00          83,830         $10.00            --
Granted                228,265         $10.00                                        783,000         $13.37
Exercised               (1,000)                                                                        --
Cancelled             (105,499)        $10.00          (5,675)        $10.00         (56,000)        $13.53
                      --------                       --------                       --------
Outstanding at
  December 31, 2002    534,338         $10.00          78,155         $10.00         727,000         $13.35
Granted                   --           $10.00          10,000         $13.75         101,500         $15.77
Exercised             (250,247)        $10.00         (61,515)        $10.00        (144,600)        $12.85
Cancelled              (11,738)        $10.00            --                          (58,500)        $14.05
                      --------                       --------                       --------
Outstanding at
  December 31, 2003    272,353         $10.00          26,640         $11.41         625,400         $13.80
Granted                   --                              --                          50,500         $24.53
Exercised              (59,865)        $10.00         (12,860)        $10.00         (46,374)        $13.70
Cancelled               (7,000)        $10.00            --                          (25,200)        $14.25
                      --------                       --------                       --------
Outstanding at
  March 31, 2004       205,488         $10.00          13,780         $12.72         604,326         $14.68
                      ========         ======        ========                       ========




         Options outstanding as of March 31, 2004 are exercisable as follows:

                      ----------------------------  -----------------------------  ------------------------------
                            1998 Plan                   2001 Franchisee Plan              2002 Plan
                      ----------------------------  -----------------------------  ------------------------------
                                  Weighted Average               Weighted Average                Weighted Average
                      Number of   Option Exercise   Number of    Option Exercise   Number of     Option Exercise
                       Shares          Price          Shares          Price          Shares           Price
                      --------         ------        --------         ------        --------         ------
Options Exercisable at:
March 31, 2004         135,549         $10.00          10,756         $10.00         241,626         $13.35
December 31, 2004        4,439         $10.00             378         $10.00          82,884         $13.35
December 31, 2005       32,750         $10.00             378         $10.00          81,772         $13.35
December 31, 2006       32,750         $10.00             378         $10.00          81,772         $13.35
December 31, 2007         --                              378         $10.00          81,772         $13.35
December 31, 2008         --                              378         $10.00          24,800         $13.35
       Thereafter         --                            1,134         $10.00           9,700         $13.35
                       -------                        -------                        -------

Total options
 exercisible           205,488                         13,780                        604,326
                       =======                        =======                        =======


                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                     March 31,     December 31,
Net income                             2004            2003
                                  -------------   -------------
As reported                       $   2,924,008   $   8,364,876
Compensation, net of tax effect         212,707       4,783,080
                                  -------------   -------------
Pro forma net income              $   2,711,301   $   3,581,796
                                  =============   =============
Net income per share
As reported - Basic               $        0.78   $        2.64
As reported - Diluted             $        0.72   $        2.50
Pro forma - Basic                 $        0.72   $        1.13
Pro forma - Diluted               $        0.67   $        1.07


Additional stock option awards are anticipated in future years.

         The weighted average fair value of options granted during the three months ending March 31, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $24.53. The weighted average fair value of options granted during 2003 and 2002, estimated on the date of grant using the Black-Scholes option-pricing model, was $6.32 to $12.46 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:


                                 March 31, 2004      December 31, 2003
                                 --------------      -----------------
Dividend yield                   1.96% to 2.25%       1.96% to 2.10%
Expected volatility            103.20% to 108.73%   105.91% to 108.73%
Risk-free interest rate          2.13% to 3.94%       2.30% to 3.94%
Expected life (in years)          3.00 to 6.36         3.00 to 6.36

Summary information about the Company's stock options outstanding at March 31, 2004:

                                                                     Weighted Average       Weighted
                                  Range of            Outstanding      Contractual           Average         Exercisable
                               Exercise Price        at 3/31/2004    Periods in Years     Exercise Price     at 3/31/2004
                               --------------        ------------    ----------------     --------------     ------------

1998 Plan                          $10.00              205,488             2.47                $10.00           135,549
2001 Franchise Plan            $10.00 - $13.75          13,780             3.55                $12.72           10,756
2002 Plan                      $12.50 - $25.00         604,326             3.60                $14.68           241,626

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

         The Company issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering,
J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of the Company's Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano were determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issued upon exercise of the Warrants issued to purchasers equaled $7.5 million divided by the exercise price of the Warrants and totaled 392,356 shares. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants and totaled 15,694 shares. The exercise price of the Warrants equals 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equaled $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the unit purchase agreement with the investors in the private placement, management believes that the Warrants had zero value at the date of issuance of the Notes.

         Quarterly principal and interest payments totaling approximately $0.7 million per payment are due on January 31, April 30, July 31, and October 31 with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

                   For the year ending
                          2004                1,875,000
                          2005                2,500,000
                          2006                1,875,000
                                             ----------
                           Total             $6,250,000
                                             ==========


         On or about January 31, 2004 and April 30, 2004, the Company exercised, pursuant to the terms of the Notes, to make its quarterly payments in shares of the Company's Common Stock and in accordance with the contractual computations issued 36,009 and 35,819 shares of Common Stock, respectively.

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2:

FORWARD-LOOKING STATEMENTS

         Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; courts decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

         You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that GAAP prescribes when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

OVERVIEW

         We are a vertically integrated insurance holding company, which, through our subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National Insurance Company and American Vehicle Insurance Company. American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia and was approved in March 2004 to be a foreign insurer in the State of Louisiana. During the three months ended March 31, 2004, 46.5%, 36.6%, 2.5% and 14.4% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.2%, 23.4%, 2.4% and 7.0% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

         We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc., a wholly owned subsidiary, 47 franchised agencies, approximately 750 independent agents and a select number of general agents. Through our wholly owned subsidiary, FedUSA, Inc., we franchise agencies under the FedUSA name. As of March 31, 2004, franchises were granted to 47 FedUSA agencies, of which 38 were operating and 9 are pending. We intend to focus our future expansion efforts on our agency network of franchised agencies.

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

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         We offer electronic tax filing services through Express Tax Service, Inc., an 80%-owned subsidiary, as well as franchise opportunities for these services. As of March 31, 2004, there were 232 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 500 licensees nationwide.

         Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. Also, if our estimated liabilities for unpaid losses and loss adjustment expenses are less than actual losses and loss adjustment expenses, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

ANALYSIS OF FINANCIAL CONDITION
AS OF MARCH 31, 2004 AS COMPARED TO DECEMBER 31, 2003

         INVESTMENTS.

         Investments increased $16.1 million, or 34.1%, to $63.4 million as of March 31, 2004, as compared to $47.3 million as of December 31, 2003, primarily as a result of our investment of the proceeds from an increase in written insurance premiums and positive underwriting experience.

         As a result of the adverse market conditions that occurred in 2002, management more carefully monitors its concentrations, industries and asset allocations. There were no other instances of large concentrations of investment securities requiring write-downs. We did not hold any investment securities which were not classified as available for sale during the first quarter of 2004 or during 2003.

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Below is a summary of unrealized gains and (losses) at March 31, 2004 and December 31, 2003 by category.

                                                                   Unrealized Gain (Loss)
                                                           March 31, 2004  December 31, 2003
                                                           --------------  -----------------
Fixed maturities:
           U.S. government obligations                        $ (44,425)       $(793,613)
           Obligations of states and political subdivisions      23,335           (4,840)
                                                              ---------        ---------
                                                                (21,090)        (798,453)
                                                              ---------        ---------

Corporate securities:
           Communications                                       210,148          209,226
           Financial                                             52,122           14,694
           Other                                                 68,079           45,475
                                                              ---------        ---------
                                                                330,349          269,395
                                                              ---------        ---------
Equity securities:
           Preferred stocks                                       4,000              400
           Common stocks                                        (29,217)           3,154
                                                              ---------        ---------
                                                                (25,217)           3,554
                                                              ---------        ---------

Total fixed, corporate and equity securities                  $ 284,042        $(525,504)
                                                              =========        =========


          For further detail, see the section titled ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         RECEIVABLE FOR INVESTMENTS SOLD.

         The receivable for investments sold decreased $2.1 million, or 100.0%, from $2.1 million as of December 31, 2003. The decrease is a result of investment trading activity that occurred in late December 2003 and did not settle until early January 2004.

         PREPAID REINSURANCE PREMIUMS.

         Prepaid reinsurance premiums decreased $3.7 million, or 48.2%, to $4.1 million as of March 31, 2004, as compared to $7.8 million as of December 31, 2003. The decline reflects the decrease in the insurance companies' reliance on automobile quota-share reinsurance. During 2003 we ceded 40% of our automobile premiums to our reinsurer, and for the first three months of 2004, the company has not ceded any automobile premiums.

         DEFERRED ACQUISITION COSTS.

         Deferred acquisition costs, increased $1.6 million, or 91.0%, to $3.3 million as of March 31, 2004, as compared to $1.7 as of December 31, 2003. For the three months ending March 31, 2004, commission expense and commissions income, were approximately $2.7 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees, totaled approximately $0.6 million. Deferred policy acquisition costs, increased primarily due to a $0.4 million increase in deferred commission expenses and a $1.13 million decrease in ceded unearned commissions income during the three months ending March 31, 2004. The increase in deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $3.8 million decline in ceded commissions.

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES.

         Unpaid losses and loss adjustment expenses decreased $2.9 million, or 11.8%, to $21.7 million as of March 31, 2004, as compared to $24.6 million as of December 31, 2003. The decline in estimated reserves primarily relates to our intentional reduction in automobile insurance exposure during the first quarter of 2004, which traditionally take a longer period of time to settle.

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Secondarily, the decline in overall reserves is a reflection of the nature of the type of other property and casualty insurance products that we now offer, which are generally settled more expeditiously.

         Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as "case reserves" coupled with bulk estimates known as "incurred but not reported" (IBNR). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see "Loss and Loss Adjustment Expenses" below.

         UNEARNED PREMIUMS.

         Unearned premiums increased by $1.7 million or, 5.1%, to $35.9 million as of March 31, 2004, as compared to $34.1 million as of December 31, 2003. The increase was due to a $1.7 million increase in unearned homeowner's insurance premiums and $0.9 million in unearned premiums associated with the newly launched commercial liability program. Offsetting these increases was a $0.9 million decrease in automobile unearned premiums. These changes reflect our emphasis on property and commercial general liability insurance products.

         INCOME TAXES PAYABLE.

         Income taxes payable increased by 100% to $0.8 million as of March 31, 2004, as compared to December 31, 2003 and are primarily due to payment patterns established by our estimations of taxable income.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2003

         GROSS PREMIUMS WRITTEN.

          Gross premiums written increased $1.2 million, or 7.3%, to $17.8 million for the three months ended March 31, 2004, as compared to $16.6 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

                                 Three months ended March 31,
                                  2004                 2003
                         -------------------    -------------------
Automobile               $ 8,288,649    46.5%   $13,765,357    82.9%
Homeowners'                6,523,324    36.6%     2,367,025    14.2%
Commercial liability       2,558,559    14.4%          --       0.0%
Mobile home owners'          447,194     2.5%       479,598     2.9%
                         -----------   -----    -----------   -----
Gross written premiums   $17,817,726   100.0%   $16,611,980   100.0%
                         ===========   =====    ===========   =====


         As noted above, the Company's efforts to expand to lines of insurance products other than automobile insurance are coming to fruition.

         GROSS PREMIUMS CEDED.

         Gross premiums ceded decreased $5.1 million to $0.7 million for the three months ended March 31, 2004, as compared to debit balance of ($4.4) million for the three months ended March 31, 2003. The decrease is due to the decline in the Company's ceded quota-share reinsurance associated with its automobile insurance. For the quarter ended March 31, 2004, we did not cede any automobile insurance premiums, as compared to a 40% cession for the same period last year.

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         DECREASE IN PREPAID REINSURANCE PREMIUMS.

         The decrease in prepaid reinsurance premiums was $1.8 million, or ($3.8) million for the three months ended March 31, 2004, compared to ($1.9) million for the three months ended March 31, 2003. The decrease is due to the reduced reliance on quota-share reinsurance on our automobile insurance products.

         (INCREASE) DECREASE IN UNEARNED PREMIUMS.

         Unearned premiums increased by $1.9 million to ($1.7) million as of March 31, 2004, as compared to $0.2 million as of March 31, 2003. The increase was due to a $1.7 million increase in unearned homeowners' insurance premiums and $0.9 million in unearned premiums associated with the newly launched commercial liability insurance program. Offsetting these increases was a $0.9 million decrease in automobile unearned premiums. For further discussion, see "Unearned Premiums" above.

         NET INVESTMENT INCOME.

         Net investment income increased by $0.2 million, or 44.6%, to $0.5 million for the three months ended March 31, 2004, as compared to $0.3 million for the same three-month period ended March 31, 2003. The increase in investment income is a result of the additional amounts of invested assets. Also affecting our net investment income was the increase in overall yield to 3.3% for the three months ended March 31, 2004 from a yield of 3.0% for the three months ending March 31, 2003.

         NET REALIZED INVESTMENT GAINS.

          Net realized investment gains decreased by $0.2 million, or 65.2% to $0.1 million for the three months ended March 31, 2004, as compared to $0.3 million for the three months ended March 31, 2003. The table below depicts the gains by investment category.

                                                    Net Realized Gains (Losses)
                                                    ---------------------------
                                                     Three Months Three Months
                                                        Ended        Ended
                                                       March 31,    March 31,
                                                         2004         2003
                                                      ---------    ---------
Fixed maturities:
   U.S. government obligations                        $  35,050    $  85,432
   Obligations of states and political subdivisions        (100)       5,772
                                                      ---------    ---------
                                                         34,950       91,204
                                                      ---------    ---------

Corporate securities:
   Communications                                          --        118,968
   Financial                                               (219)      93,205
   Other                                                   --         20,541
                                                      ---------    ---------
                                                           (219)     232,714
                                                      ---------    ---------
Equity securities:
   Preferred stocks                                        --         23,555
   Common stocks                                         87,188        3,409
                                                      ---------    ---------
                                                         87,188       26,964
                                                      ---------    ---------

Total fixed, corporate and equity securities          $ 121,919    $ 350,882
                                                      =========    =========

         LOSS AND LOSS ADJUSTMENT EXPENSES.

         Loss and loss adjustment expenses decreased by $0.3 million, or 4.6%, to $6.5 million for the three months ended March 31, 2004, as compared to $6.8 million as of March 31, 2003. The modest decrease is predominantly due to the decline in automobile policies as a percentage of our overall premium volume. Our loss ratio, as determined in accordance with GAAP, for the three-month

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

period ended March 31, 2004 was 49.8% compared with 64.9% for the same period in 2003. The table below reflects the loss ratios by product line.

                                      Three months ended March 31,
                                      ----------------------------
                                       2004                 2003
                                       ----                 ----
Automobile                            80.55%               80.51%
Homeowners'                           23.40%               13.28%
Commercial liability                  18.50%                0.00%
Mobile homeowners'                    31.96%               34.67%
All lines                             49.78%               64.91%


Losses and loss adjustment expense, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the "All Lines" decrease in the loss ratio primarily to the increasingly significant operational contributions made by our lines of insurance other than automobile.

         OPERATING AND UNDERWRITING EXPENSES.

         Operating and underwriting expenses rose by $0.7 million, or 27.3%, to $3.3 million for the three months ended March 31, 2004, as compared to $2.6 million for the three months ended March 31, 2003. The increase is primarily associated with our cost of obtaining various types of insurance products.

         SALARIES AND WAGES.

         Salaries and wages increased $0.3 million, or 13.7%, to $2.4 million for the three months ended March 31, 2004, as compared to $2.1 million for the three months ended March 31, 2003. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

         AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS.

         Amortization of deferred policy acquisition costs increased by $0.8 million, to a debit of $0.4 million for the three months ended March 31, 2004, as compared to a credit of $0.4 million as of March 31, 2003. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

         During the three months ended March 31, 2004, the difference between the ceded commissions earned of $0.9 million and amortized costs of $1.3 million resulted in a debit to earnings of $0.4 million. The $0.8 million increase in the amortization of deferred policy acquisition costs in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned during the three months ended March 31, 2004 totaling $0.8 million, netted against insignificant amortized costs during the same three month period.

         PROVISION FOR INCOME TAX EXPENSE.

         The effective rate for income tax expense is 37.0% for the three months ended March 31, 2004, compared with 36.0% for the same three-month period in 2003. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital during the three months ended March 31, 2004 are revenues generated from operations, issuance of debt

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

securities, investment income and borrowings under the Revolving Agreement, described below. Because the Company is a holding company, it is largely dependent upon fees from its subsidiaries for cash flow.

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

         The Revolving Agreement contains various operating and financial covenants, with which the Company was in compliance at March 31, 2004 and December 31, 2003. The Revolving Agreement, as amended, expires September 30, 2004 and we intend to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of March 31, 2004 and December 31, 2003 were both approximately $4.1 million. Outstanding borrowings in excess of the $4.0 million commitment totaled $57,786 and $98,786, respectively for March 31, 2004 and December 31, 2003. The excess amounts, permissible by reason of a compensating cash balance of $354,341 and $200,430, respectively, for March 31, 2004 and December 31, 2003, are held for the benefit of FPF, Inc. and are included in other assets. Interest expense on this revolving credit line for the three months ended March 31, 2004 and 2003 totaled approximately $57,000 and $55,000, respectively. For the three months ended March 31, 2004 and 2003, the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.59% and 5.33%, respectively.

         We also implemented a direct bill program during 2003 for policies underwritten by our carriers. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company.

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

         The Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at the our option, in shares of the our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

         We issued Warrants to purchase shares of the Company's Common Stock to the purchasers of the Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of our Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to
J. Giordano shall be determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totals 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers shall equal $7.5 million divided by the exercise price of the Warrants and totaled 392,356. The number of shares issuable upon exercise of the Warrants issued to J. Giordano shall equal $300,000 divided by the exercise price of the Warrants and totaled 15,694. The exercise price of the Warrants shall equal 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equals $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006.

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         On or about October 31, 2003, we elected, pursuant to the terms of the Notes, to make our quarterly estimated payment in shares of our Common Stock and in accordance with the contractual computations issued a total of 41,195 shares of our Common Stock. On or about January 31, 2004 and April 30, 2004, we again elected to make our quarterly payment in shares of our Common Stock and in accordance with the contractual computations issued 36,009 and 35,819 shares of our Common Stock, respectively.

         For the three months ended March 31, 2004, operations generated net operating cash flow of $7.3 million as compared to $4.1 million for the same three months ending March 31, 2003. Gross cash flow provided by operations generated approximately $9.9 million, mostly by increased unearned premiums liability totaling $1.7 million, increased prepaid reinsurance premiums totaling $3.7 million and income taxes totaling $1.6 million, in conjunction with net income of $2.9 million. The same operations for the three-month period ending March 31, 2004 used $5.6 million of gross cash flow primarily to reduce unpaid loss and loss adjustment expenses totaling $2.9 million, amortization of deferred policy acquisition costs totaling $1.6 million and premiums receivable of $1.0 million. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

         In addition, the Company's investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $13.6 million for the three-months ended March 31, 2004, as the Company invested the cash flow from operating and financing activities. While in a period in which written premiums are increasing, it is reasonably expected that cash from insurance premiums will be used for investing activities. In the future, the Company expects a continued cash flow deficit from investing activities, as the Company invests cash from operations.

         Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2004, reflecting the receipt of $1.4 million from exercised stock options netted against the use of $0.5 million to pay dividends. The Company believes that its current capital resources will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

         To retain its certificate of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2003 statutory minimum capital and surplus requirement of $3.60 million as defined in the Florida Insurance Code. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios.

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

         Under these laws, Federated National would be permitted to pay dividends of approximately $441,000 to 21st Century in 2004, and American Vehicle would be permitted to pay approximately $116,000 in dividends to 21st Century in 2004. No dividends were paid by Federated National or American Vehicle in the first quarter of 2004, 2003 nor 2002 and none are anticipated in

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

2004. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from its insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available to be paid by Federated National or American Vehicle in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company. The ability to pay dividends also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company, following any dividend or distribution by it, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         Insurance companies are required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. Based on calculations using the appropriate NAIC formula and the respective insurance company data for the year ending December 31, 2003, both of the insurance companies total adjusted capital were in excess of ratios that would require regulatory action. GAAP differs in some respects from statutory reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of March 31, 2004 were approximately $19.2 million and $10.4 million, respectively, and their statutory net income (loss) for the three months ended March 31, 2004 was $0.9 million and ($0.2) million, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and loss adjustment expenses.

         Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, the Company attempts to anticipate the future impact of inflation when establishing rate levels. While the Company attempts to charge adequate premiums, the Company may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of the Company's investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increased levels of inflation could cause increases in the dollar amount of incurred loss and loss adjustment expenses and thereby materially adversely affect future liability requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", in the Company's Annual Report on Form 10-K as of December 31, 2003. No material changes have occurred in market risk since this information was disclosed except as discussed below.

         The Company's investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than

                          21ST CENTURY HOLDING COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2004 follows:

                                                                                                                 Unrealized
                                                             Amortized Cost              Fair Value              Gain (Loss)
                                                             --------------              ----------              -----------

Fixed maturities:
   U.S. government obligations                        $37,829,790        59.94%    $37,785,365        59.60%     $   (44,425)
   Obligations of states and political subdivisions     8,362,708        13.25%      8,386,043        13.23%          23,335
                                                      -----------    ---------     -----------    ---------      -----------
                                                       46,192,498        73.19%     46,171,408        72.83%         (21,090)
                                                      -----------    ---------     -----------    ---------      -----------
Corporate securities:
   Communications                                         892,627         1.41%      1,102,775         1.74%         210,148
   Financial                                            4,825,833         7.65%      4,877,955         7.69%          52,122
   Other                                                2,754,987         4.37%      2,823,066         4.45%          68,079
                                                      -----------    ---------     -----------    ---------      -----------
                                                        8,473,447        13.43%      8,803,796        13.89%         330,349
                                                      -----------    ---------     -----------    ---------      -----------
Equity securities:
   Preferred stocks                                       250,000         0.40%        254,000         0.40%           4,000
   Common stocks                                        8,193,975        12.98%      8,164,758        12.88%         (29,217)
                                                      -----------    ---------     -----------    ---------      -----------
                                                        8,443,975        13.38%      8,418,758        13.28%         (25,217)
                                                      -----------    ---------     -----------    ---------      -----------

Total fixed, corporate and equity securities          $63,109,920       100.00%    $63,393,962       100.00%     $   284,042
                                                      ===========    =========     ===========    =========      ===========



         As of March 31, 2004, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

         In June 2000, a lawsuit was filed against us, our directors and our executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that our amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which we recognized ceded insurance commission income, in violation of Sections 11 and 15 of the

                          21ST CENTURY HOLDING COMPANY

Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York. The plaintiff class purportedly includes purchasers of our common stock between November 5, 1998 and August 13, 1999. The Court granted the plaintiffs class status.

         Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have tentatively agreed to settle the case. The parties are currently negotiating the final terms of a Memorandum of Understanding, which will have to be executed by the parties and then approved by the court. We have reserved and charged against fourth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

         Prior to its acquisition by the Company in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys' fees in excess of $2.0 million. To secure this obligation, American Vehicle's previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the court entered an amended final judgment awarding the plaintiffs $1,140,387 in attorneys' fees and costs. On or about May 10, 2004, the parties finalized this case without further costs to us and all parties have now agreed that this case is closed.

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

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 30, 2004, the Company issued an aggregate of 36,009 shares of its common stock to holders of its Notes in payment of the quarterly interest and principal payment due pursuant to the terms of the Notes. These shares were issued without registration under the Securities Act of 1933 (the "Act") by reason of the exemption from registration pursuant to Section 4(2) of the Act and Regulation D thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

                          21ST CENTURY HOLDING COMPANY

ITEM 4.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K.

         Form 8K dated March 16, 2004, attaching a press release announcing the Company's results for its fiscal year ended December 31, 2003.

         Form 8K dated May 7, 2004 attaching a press release announcing the Company's results for its fiscal quarter ended March 31, 2004.

                          21ST CENTURY HOLDING COMPANY


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            21ST CENTURY HOLDING COMPANY

                                            By:  /s/ Richard A. Widdicombe
                                                 Richard A. Widdicombe,
                                                 Chief Executive Officer

                                                 /s/ James G. Jennings III
                                                 James G. Jennings III,
                                                 Chief Financial Officer

Date: May 17, 2004