Form 10-Q
period 2004-06-30
21ST CENTURY HOLDING CO
filed 2004-08-16
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

Commission file number 0-2500111

21st Century Holding Company (Exact name of registrant as specified in its charter)

Florida	65-0248866

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33317
(Address of principal executive offices) (Zip Code)

954-581-9993 (Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|  No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes |_|  No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value – 3,940,551 outstanding as of August 13, 2004.

21ST CENTURY HOLDING COMPANY

INDEX

PART I: FINANCIAL INFORMATION	PAGE
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003	4
Consolidated Cash Flow Statements for the six months ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4
Controls and Procedures	28
PART II: OTHER INFORMATION
ITEM 1
Legal Proceedings	29
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3
Defaults upon Senior Securities	30
ITEM 4
Submission of Matters to a Vote of Security Holders	30
ITEM 5
Other Information	30
ITEM 6
Exhibits and Reports on Form 8-K	31
Signatures	32

PART I: FINANCIAL INFORMATION
ITEM I.
FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	Unaudited	See Note 1

ASSETS
Investments
Fixed maturities, available for sale, at fair value	$72,152,579	$43,489,598
Equity securities	6,517,812	3,663,251
Mortgage loans	—	137,571

Total investments	78,670,391	47,290,420

Cash and cash equivalents	2,040,650	6,770,169
Receivable for investments sold	—	2,118,595
Finance contracts, net of allowance for credit
losses of $723,756 in 2004 and $832,231 in 2003	9,145,058	9,891,642
Prepaid reinsurance premiums	1,727,630	7,823,374
Premiums receivable, net of allowance for credit losses of $199,311 and $123,000, respectively	6,997,857	7,328,256
Reinsurance recoverable, net	7,793,362	11,645,468
Deferred policy acquisition costs	6,155,510	1,739,685
Income taxes recoverable	—	824,787
Deferred income taxes	3,837,616	3,030,183
Property, plant and equipment, net	4,165,513	4,153,643
Goodwill, net	1,739,716	1,739,715
Other assets	2,070,808	2,339,656

Total assets	$124,344,111	$106,695,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$21,185,177	$24,570,198
Unearned premiums	48,621,880	34,122,663
Premiums deposits	447,561	621,777
Revolving credit outstanding	2,857,693	4,098,786
Income taxes payable	1,119,047	—
Subordinated debt	5,625,000	6,875,000
Accounts payable and accrued expenses	4,266,322	4,360,793

Total liabilities	84,122,680	74,649,217

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued 4,357,027 and
4,088,924 shares, respectively; Outstanding 3,893,061 and 3,625,058, respectively	43,571	40,889
Additional paid-in capital	24,162,527	20,454,917
Accumulated other comprehensive income (deficit)	(1,535,931)	(324,881)
Retained earnings	19,321,235	13,643,225
Treasury stock, 463,966 shares and 463,866 shares, at cost, respectively	(1,769,971)	(1,767,774)

Total shareholders’ equity	40,221,431	32,046,376

Total liabilities and shareholders’ equity	$124,344,111	$106,695,593

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue:
Gross premiums written	$31,810,045	$17,578,594	$49,627,771	$34,190,574
Gross premiums ceded	217,036	(5,803,990)	904,044	(10,202,865)

Net premiums written	32,027,081	11,774,604	50,531,815	23,987,709

Decrease in prepaid reinsurance premiums	(2,327,592)	(574,778)	(6,095,744)	(2,517,671)
Increase in unearned premiums	(12,770,311)	(250,825)	(14,499,217)	(64,093)

Net change in prepaid reinsurance premiums
and unearned premiums	(15,097,903)	(825,603)	(20,594,961)	(2,581,764)

Net premiums earned	16,929,178	10,949,001	29,936,854	21,405,945
Commission income	801,435	315,478	1,308,869	748,517
Finance revenue	949,164	1,135,203	2,039,984	2,263,029
Managing general agent fees	539,822	621,316	987,180	1,253,863
Net investment income	773,921	350,465	1,302,045	715,670
Net realized investment gains	58,508	1,068,818	180,427	1,419,700
Other income	521,240	504,498	2,390,210	2,000,065

Total revenue	20,573,268	14,944,779	38,145,569	29,806,789

Expenses:
Loss and loss adjustment expenses	7,618,159	7,493,747	14,092,992	14,281,456
Operating and underwriting expenses	3,108,601	2,713,391	6,450,666	5,339,257
Salaries and wages	2,200,806	2,211,484	4,640,330	4,357,819
Interest expense	213,841	54,472	444,922	109,884
Policy acquisition costs, net of amortization	1,682,440	(677,311)	2,124,168	(1,037,492)

Total expenses	14,823,847	11,795,783	27,753,078	23,050,924
Income before provision for income tax expense	5,749,421	3,148,996	10,392,491	6,755,865
Provision for income tax expense	2,074,643	1,035,062	3,793,705	2,333,530

Net income	$3,674,778	$2,113,934	$6,598,786	$4,422,335

Basic net income per share	$0.95	$0.69	$1.73	$1.46

Weighted average number of common shares outstanding	3,863,262	3,063,105	3,812,069	3,034,220

Fully diluted net income per share	$0.91	$0.66	$1.63	$1.41

Weighted average number of common shares outstanding
(assuming dilution)	4,055,944	3,194,747	4,058,732	3,125,479

Dividends declared per share	$0.12	$0.09	$0.24	$0.16

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2004	2003

Cash flow from operating activities:
Net income	$6,598,786	$4,422,335
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of investment premium, net	124,962	105,772
Depreciation and amortization of property plant and equipment, net	256,704	8,442
Deferred income tax expense	(807,433)	434,864
Net realized investment gains	(180,427)	(1,419,700)
Common Stock issued for interest on Notes	196,875	—
Provision for credit losses, net	634,736	487,246
Provision for uncollectible premiums receivable	195,845	22,627
Recognition of deferred income from sale of franchises	(110,638)	—
Changes in operating assets and liabilities:
Premiums receivable	134,554	(61,330)
Prepaid reinsurance premiums	6,095,744	2,517,671
Due from reinsurers, net	3,852,106	(4,224,903)
Income taxes recoverable	824,787	—
Policy acquisition costs, net of amortization	(4,415,825)	(821,321)
Goodwill	—	(220,362)
Finance contracts receivable	111,848	1,844,620
Other assets	268,847	108,738
Unpaid losses and loss adjustment expenses	(3,385,021)	7,143,826
Unearned premiums	14,499,217	64,093
Premium deposits	(174,216)	321,680
Income taxes payable	1,119,047	(611,953)
Accounts payable and accrued expenses	(94,471)	(958,297)

Net cash provided by operating activities	25,746,027	9,164,048

Cash flow (used in) provided by investing activities:
Proceeds from sale of investment securities available for sale	34,275,107	115,612,596
Purchases of investment securities available for sale	(66,948,234)	(125,067,838)
Receivable for investments sold	2,118,595	—
Collection of mortgage loans	137,571	4,537
Purchases of property and equipment	(157,936)	(262,277)
Proceeds from sale of assets	—	270,000

Net cash used in investing activities	(30,574,897)	(9,442,982)

Cash flow (used in) provided by financing activities:
Exercised stock options	2,263,417	1,272,741
Dividends paid	(920,776)	(491,106)
Purchases of treasury stock	(2,197)	(11,842)
Revolving credit outstanding	(1,241,093)	(484,996)

Net cash provided by financing activities	99,351	284,797

Net (decrease) increase in cash and cash equivalents	(4,729,519)	5,863
Cash and cash equivalents at beginning of period	6,770,169	4,478,383

Cash and cash equivalents at end of period	$2,040,650	$4,484,246

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$113,626	$109,884

Income taxes	$2,095,000	$2,450,000

Non - cash investing and finance activities:
Accrued dividends payable	$436,229	$279,527

Retirement of subordinated debt by Common Stock issuance	$1,250,000	$—

Notes reveivable, net of deferred gains, received for sale of agencies	$214,220	$14,304

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company Notes to Consolidated Financial Statements

(1)   ORGANIZATION AND BUSINESS

     The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for a complete financial statement presentation, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

     We are a vertically integrated insurance holding company, which, through our subsidiaries, control substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners’ insurance and mobile home property and casualty insurance in Florida, Georgia and Louisiana through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”). American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia on an excess and surplus lines basis. Additionally, during March 2004, American Vehicle was admitted as a foreign insurer in the State of Louisiana to write homeowners’ and general liability insurance.

     During the six months ended June 30, 2004, 23.7%, 61.7%, 1.8% and 12.8% of the policies we underwrote were for personal automobile insurance, homeowners’ property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners’ property and casualty insurance, mobile home property and casualty insurance and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

     We market and distribute our own and third-party insurers’ products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. (“Federated Agency Group”), a wholly owned subsidiary, 45 franchised agencies, approximately 1500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowner insurance and commercial general liability products. Through our wholly owned subsidiary, FedUSA, Inc. (“FedUSA”), we franchise agencies under the FedUSA name. As of June 30, 2004, franchises were granted for 45 FedUSA agencies, of which 40 were operating and 5 are pending. We intend to focus our future expansion efforts for our agency network on franchised agencies.

     Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies’ products through our distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

We offer electronic tax filing services through Express Tax Service, Inc. (“Express Tax”), an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation. As of June 30, 2004, there were 235 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 500 licensees nationwide.

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

     The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the determination of liability for unpaid losses and loss adjustment expenses. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable, deferred income taxes, deferred policy acquisition costs and loss contingencies and the recoverability of goodwill. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. We periodically re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

     (B)      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The adoption of Interpretation No. 46 did not have any impact on our Consolidated Financial Statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the “Notes”), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the “Warrants”) to purchase shares of our Common Stock. These Notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 and were originally presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

     (C)      STOCK OPTIONS

     We continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for our stock compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

     21st Century Holding Company
Notes to Consolidated Financial Statements

	For the three months ending June 30,		For the six months ending June 30,

	2004	2003	2004	2003

Net Income as reported	$3,674,778	$2,113,934	$6,598,786	$4,422,335
Compensation, net of tax effect	329,851	260,560	542,558	260,560

Pro forma net income	$3,344,927	$1,853,374	$6,056,228	$4,161,775

Net income per share
As reported - Basic	$0.95	$0.69	$1.73	$1.46
As reported - Diluted	$0.91	$0.66	$1.63	$1.41
Pro forma - Basic	$0.87	$0.61	$1.59	$1.37
Pro forma - Diluted	$0.82	$0.58	$1.49	$1.33

Additional stock option awards are anticipated in future years.

      The weighted average fair value of options granted during the six months ended June 30, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $27.01. The weighted average fair value of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $10.00 to $14.69 in 2004 and $6.32 to $12.46 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:

	June 30, 2004	December 31, 2003

Dividend yield	2.24%	1.96% to 2.10%
Expected volatility	100.98%	105.91% to 108.73%
Risk-free interest rate	3.25% - 3.33%	2.30% to 3.94%
Expected life (in years)	3.44	3.00 to 6.36

(D) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

(E) RECLASSIFICATIONS

      Certain amounts in 2003 financial statements have been reclassified to conform with the 2004 presentation.

(3)      REVOLVING CREDIT OUTSTANDING

     Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (“FPF”, a wholly-owned subsidiary of FlatIron), which gives FPF the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

     The amount of FPF’s advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. As of June 30, 2004, our rate was 5.75% as compared to our rate as of June 30, 2003 of 6.00%

The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at June 30, 2004 and December 31, 2003. The Revolving Agreement, as amended, expires September 30, 2004 and we have begun to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of June 30, 2004 and December 31, 2003 were $2.9 million and $4.1 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the six months ended June 30, 2004 and 2003 totaled approximately $104,000 and $110,000, respectively. For the six months ended June 30, 2004 and 2003 the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.97% and 5.68%, respectively.

21st Century Holding Company Notes to Consolidated Financial Statements

     We also implemented a direct bill program during 2001 for policies underwritten by our carriers. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company.

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

     As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes section 631.57(3)(a) . Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us.

     Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes section 627.351 referred to as a Joint Underwriting Association Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating insurers. In the event of an underwriting deficit incurred by the JUA Plan and the deficit is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct premiums of each such member written during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan.

     No assessments have been incurred by either insurance company through the date of issuance of this report pursuant to our participation in the above noted participation pool and JUA plan.

21st Century Holding Company Notes to Consolidated Financial Statements

(5)      COMPREHENSIVE INCOME

      For the three and six months ended June 30, 2004 and 2003, comprehensive income consisted of the following:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income	$3,674,778	$2,113,934	$6,598,786	$4,422,335
Change in net unrealized gains on investments available for sale	(2,751,268)	(373,706)	(1,941,719)	159,461

Comprehensive income, before tax	923,510	1,740,228	4,657,067	4,581,796
Income tax benefit (expense) related to items of other comprehensive
income	1,036,371	94,030	730,669	(62,987)

Comprehensive income	$1,959,881	$1,834,258	$5,387,736	$4,518,809

(6) SEGMENT INFORMATION

     We operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, general liability, homeowner’s and mobile homeowner’s insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to our insureds and is marketed through our distribution network of Company-owned agencies and franchised agents.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. We evaluate our business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

     Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the “All Other” category. The “All Other” category currently includes the operations of 21st Century Holding Company, franchise operations and income tax preparation.

21st Century Holding Company Notes to Consolidated Financial Statements

      Information regarding components of operations for the six months ended June 30, 2004 and 2003 follows:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003
Total revenue
Insurance segments	$20,970,381	$14,264,666	$37,416,278	$29,714,031
Financing segment	727,331	600,427	1,524,192	1,280,241
All other segments	958,794	2,306,362	3,207,113	3,491,122

Total operating segments	22,656,506	17,171,455	42,147,583	34,485,394
Intercompany eliminations	(2,083,239)	(2,226,676)	(4,002,014)	(4,678,605)

Total revenues	$20,573,267	$14,944,779	$38,145,569	$29,806,789

Earnings before income taxes
Insurance segments	$5,624,649	$2,061,813	$9,220,756	$5,183,083
Financing segment	448,840	72,176	586,761	270,849
All other segments	(324,068)	1,015,007	584,974	1,301,933

Total earnings before income taxes	$5,749,421	$3,148,996	$10,392,491	$6,755,865

Information regarding total assets as of June 30, 2004 and December 31, 2003 follows:

	June 30, 2004	December 31, 2003
Total assets
Insurance segments	$113,255,956	$93,301,125
Financing segment	9,480,319	10,105,548
All other segments	3,031,736	3,602,606

Total operating segments	125,768,011	107,009,279
Intercompany eliminations	(1,423,900)	(313,686)

Total assets	$124,344,111	$106,695,593

(7) REINSURANCE AGREEMENTS

     We are not subscribing to quota-share reinsurance for automobile insurance policies issued with an effective date beyond December 31, 2003. The quota-share reinsurance treaties for 2003 automobile insurance policies include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby Federated National and American Vehicle will retain 100% of the losses between incurred loss ratios of 66% and 86%. Despite the loss corridors, substantially all of the insurance risk relating to the reinsured portions of the underlying insurance agreements has been assumed by the reinsurer, wherein the reinsurer’s exposure to loss is essentially the same as ours.

We continue to participate in the Florida Hurricane Catastrophe Fund (“FCAT”) and we subscribe to an excess of loss reinsurance policy to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. Maximum coverage afforded from the combined policies of our FCAT and excess of loss policies in effect for the 2004 – 2005 hurricane season total approximately $200.0 million where we will retain the first $10 million of insurable losses. Our amount of reinsurance coverage was determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency a storm occurring once in every “n” years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years.

21st Century Holding Company Notes to Consolidated Financial Statements

(8) STOCK COMPENSATION PLANS

     In 1998, we issued warrants to two employees to purchase a total of 62,500 shares of our common stock at $9.00 per share. The warrants vested immediately and are exercisable until December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company’s stock options as described below. During the six months ended June 30, 2004, all of the 7,800 remaining warrants were exercised.

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices that are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 600,000 common shares, and, as of June 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 169,938 and 272,353 shares, respectively.

     In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company-owned agencies that are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company-owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 689,000 common shares, and as of June 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 13,780 and 26,640 shares, respectively.

     In 2002, we implemented the 2002 Option Plan. The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate thereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,200,000 common shares, and, as of June 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 615,800 and 625,400 shares, respectively.

     Activity in the Company’s stock option plans for the period from January 1, 2002 to June 30, 2004 is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan

		Weighted Average		Weighted Average		Weighted Average
	Number of	Option Exercise	Number of	Option Exercise	Number of	Option
	Shares	Price	Shares	Price	Shares	Exercise Price

Outstanding at December 31,
2002	534,338	$10.00	78,155	$10.00	727,000	$13.35
Granted	—	$10.00	10,000	$13.75	101,500	$15.77
Exercised	(250,247)	$10.00	(61,515)	$10.00	(144,600)	$12.85
Cancelled	(11,738)	$10.00	—		(58,500)	$14.05

Outstanding at December 31,
2003	272,353	$10.00	26,640	$11.41	625,400	$13.80
Granted	—		—		111,500	$27.01
Exercised	(93,415)	$10.00	(12,860)	$10.00	(82,200)	$13.74
Cancelled	(9,000)	$10.00	—		(38,900)	$15.96

Outstanding at June 30, 2004	169,938	$10.00	13,780	$12.72	615,800	$16.06

21st Century Holding Company
Notes to Consolidated Financial Statements

Options outstanding as of June 30, 2004 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan

		Weighted Average		Weighted Average
		Option Exercise	Number of	Option Exercise	Number of	Weighted Average
Options Exercisable at:	Number of Shares	Price	Shares	Price	Shares	Option Exercise Price

June 30, 2004	106,438	$10.00	13,780	$10.00	274,084	$13.35
December 31, 2004	—	$10.00	—	$10.00	12,200	$13.35
December 31, 2005	31,750	$10.00	—	$10.00	91,072	$13.35
December 31, 2006	31,750	$10.00	—	$10.00	91,072	$13.35
December 31, 2007	—		—	$10.00	91,072	$13.35
December 31, 2008	—		—	$10.00	34,900	$13.35
Thereafter	—		—	$10.00	21,400	$13.35

Total options exercisible	169,938		13,780		615,800

     We continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for the Company’s stock compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below.

	For the three months ending June 30,		For the six months ending June 30,

	2004	2003	2004	2003

Net Income as reported	$3,674,778	$2,113,934	$6,598,786	$4,422,335
Compensation, net of tax effect	329,851	260,560	542,558	260,560

Pro forma net income	$3,344,927	$1,853,374	$6,056,228	$4,161,775

Net income per share
As reported - Basic	$0.95	$0.69	$1.73	$1.46
As reported - Diluted	$0.91	$0.66	$1.63	$1.41
Pro forma - Basic	$0.87	$0.61	$1.59	$1.37
Pro forma - Diluted	$0.82	$0.58	$1.49	$1.33

Additional stock option awards are anticipated in future years.

      The weighted average fair value of options granted during the six months ended June 30, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $27.01. The weighted average fair value of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $10.00 to $14.69 in 2004 and $6.32 to $12.46 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:

	June 30, 2004	December 31, 2003

Dividend yield	2.24%	1.96% to 2.10%
Expected volatility	100.98%	105.91% to 108.73%
Risk-free interest rate	3.25% - 3.33%	2.30% to 3.94%
Expected life (in years)	3.44	3.00 to 6.36

21st Century Holding Company Notes to Consolidated Financial Statements

Summary information about the Company’s stock options outstanding at June 30, 2004:

			Weighted Average	Weighted
	Range of	Outstanding	Contractual	Average	Exercisable
	Exercise Price	at 06/30/2004	Periods in Years	Exercise Price	at 06/30/2004

1998 Plan	$10.00	169,938	2.47	$10.00	106,438
2001 Franchise Plan	$10.00 - $13.75	13,780	3.55	$12.72	13,780
2002 Plan	$12.50 - $30.00	615,800	3.60	$16.06	274,084

(9)      SUBORDINATED DEBT

      On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the “Notes”), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the “Warrant”) to purchase shares of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

      The Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets (“Bloomberg”) for the 20 consecutive trading days preceding the payment date.

      We issued Warrants to purchase shares of our Common Stock to the purchasers of the Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”). Each Warrant entitles the holder to purchase one-half of one share of our Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano were determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issued upon exercise of the Warrants issued to purchasers equaled $7.5 million divided by the exercise price of the Warrants and totaled 392,356 shares. The number of shares issuable upon exercise of the Warrants issued to J. Giordano equaled $300,000 divided by the exercise price of the Warrants and totaled 15,694 shares. The exercise price of the Warrants equals 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equaled $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the unit purchase agreement with the investors in the private placement, management believes that the Warrants had zero value at the date of issuance of the Notes.

      Quarterly principal and interest payments, totaling approximately $0.7 million per payment, are due on January 31, April 30, July 31, and October 31 with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

For the period
Six months ending December 31, 2004	1,250,000
Year ending December 31, 2005	2,500,000
Year ending December 31, 2006	1,875,000

Total	$5,625,000

     On or about January 31, 2004, April 30, 2004 and July 31, 2004, we paid, pursuant to the terms of the Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued 36,009, 35,819 and 33,310 shares of Common Stock, respectively.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2:
Forward-Looking Statements

     Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature and the type of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

Overview

     We are a vertically integrated insurance holding company, which, through our subsidiaries, control substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners’ insurance and mobile home property and casualty insurance in Florida, Georgia and Louisiana through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”). American Vehicle was approved in August 2003 to be a foreign insurer in the State of Georgia on an excess and surplus lines basis. Additionally, during March 2004, American Vehicle was admitted as a foreign insurer in the State of Louisiana to write homeowners’ and general liability insurance.

     During the six months ended June 30, 2004, 23.7%, 61.7%, 1.8% and 12.8% of the policies we underwrote were for personal automobile insurance, homeowners’ property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners’ property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc.(“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

     We market and distribute our own and third-party insurers’ products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. (“Federated Agency Group”), a wholly owned subsidiary, 45 franchised agencies, approximately 1,500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowner insurance and commercial general liability products. Through our wholly owned subsidiary, FedUSA, Inc. (“FedUSA”), we franchise agencies under the FedUSA name. As of June 30, 2004, franchises were granted to 45 FedUSA agencies, of which 40 were operating and 5 are pending. We intend to focus our future expansion efforts on our agency network of franchised agencies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies’ products through the Company’s distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

      We offer electronic tax filing services through Express Tax Service, Inc. (“Express Tax”), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of June 30, 2004, there were 235 franchises granted in 18 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 500 licensees nationwide.

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

     We operate in a highly competitive market and face competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We instead tend to compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds. We compete with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company. Comparable companies which compete with us in the homeowners’ market include Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company. Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. Competition could have a material adverse effect on our business, results of operations and financial condition.

     Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33313 and our telephone number is (954) 581-9993.

Recent Events

      On August 12 and 13, 2004, the Gulf Coast of Florida was affected by two storms, Tropical Storm Bonnie and Hurricane Charley. As of the date of this report, we have begun determining the extent of claims made and likely to be made under our homeowners’ and mobile homeowners’ policies in the affected areas. We do not currently expect claims from Tropical Storm Bonnie to be significant. The claims from Hurricane Charley are expected to be more significant, although as of the date of this report there are not enough facts available in order for us to estimate the extent of the damages.

      On June 14, 2004 we announced a 3-for-2 stock split. The stock split will be in the form of a stock dividend to be distributed on or about September 7, 2004, to shareholders of record at the close of business on August 23, 2004. Shareholders will receive three shares of common stock for every two shares of our stock held on the record date.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of June 30, 2004 as Compared to December 31, 2003

     Investments.

     Investments increased $31.4 million, or 66.4%, to $78.7 million as of June 30, 2004, as compared to $47.3 million as of December 31, 2003, primarily as a result of our investment of the proceeds from an increase in written insurance premiums and positive underwriting experience.

     As a result of the adverse market conditions that occurred in 2002, management more carefully monitors its concentrations, industries and asset allocations. There were no other instances of large concentrations of investment securities requiring write-downs.

     Financial Accounting Standards (“FAS”) number 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FAS 115 requires that these securities be classified in three categories and given specific accounting treatment as follows:

Classification	Accounting Treatment

Held-to-maturity
Debt securities with the intent and ability	Amortized cost
to hold to maturity
Trading securities
Debt and equity securities bought and	Fair value, with unrealized holding gains and
held primarily for sale in the near term	losses included in operations
Available-for-sale
Debt and equity securities not classified	Fair value, with unrealized holding gains and
as held-to-maturity or trading securities	losses excluded from earnings and reported as a
separate component of shareholders’ equity,
namely “Other Comprehensive Income”

     In accordance with the above we have classified all of our investment portfolio as available-for-sale during the six months ending June 30, 2004 and the year ended December 31, 2003.

     Below is a summary of unrealized gains and (losses) at June 30, 2004 and December 31, 2003 by category.

21st Century Holding Company

	Unrealized Gain and (Loss)

	June 30, 2004	December 31, 2003

Fixed maturities:
U.S. government obligations	$(1,617,158)	$(793,613)
Obligations of states and political subdivisions	(238,458)	(4,840)

	(1,855,616)	(798,453)

Corporate securities:
Communications	175,365	209,226
Financial	697	14,694
Other	(32,460)	45,475

	143,602	269,395

Equity securities:
Preferred stocks	(16,500)	400
Common stocks	(738,710)	3,154

	(755,210)	3,554

Total unrealized gain and (loss)	$(2,467,224)	$(525,504)

     For further detail, see the section titled ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Receivable for Investments Sold.

      The receivable for investments sold decreased $2.1 million, or 100%, from $2.1 million as of December 31, 2003. The decrease is a result of investment trading activity that occurred in late December 2003 and did not settle until early January 2004.

Prepaid Reinsurance Premiums.

     Prepaid reinsurance premiums decreased $6.1 million, or 77.9%, to $1.7 million as of June 30, 2004, as compared to $7.8 million as of December 31, 2003. The decline reflects the decrease in our insurance subsidiaries’ reliance on automobile quota-share reinsurance. During 2003 we ceded 40% of our automobile premiums to our reinsurer, and for the first six months of 2004, the company has not ceded any automobile premiums.

Deferred Policy Acquisition Costs.

     Deferred policy acquisition costs increased $4.5 million, or 253.8%, to $6.2 million as of June 30, 2004, as compared to $1.7 million as of December 31, 2003. For the six months ended June 30, 2004, commission expense and commission income, net, were approximately $5.5 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees, totaled approximately $0.6 million. Deferred policy acquisition costs increased primarily due to a $2.3 million increase in deferred commission expenses and a $1.8 million decrease in ceded unearned commissions income during the six months ended June 30, 2004. The increase in deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $6.1 million decline in ceded commissions and is due to the intentional absence of a quota-share agreement in place for premiums written in 2004. Deferred policy acquisition costs was formerly titled Deferred acquisition costs.

21st Century Holding Company

Unpaid Losses and Loss Adjustment Expenses.

     Unpaid losses and loss adjustment expenses decreased $3.4 million, or 13.8%, to $21.2 million as of June 30, 2004, as compared to $24.6 million as of December 31, 2003. The decline in estimated reserves primarily relates to our intentional reduction in automobile insurance exposure during the first and second quarters of 2004, which traditionally take a longer period of time to settle. Secondarily, the decline in overall reserves is a reflection of the nature and the type of other property and casualty insurance products that we now offer, which is generally settled more expeditiously.

     Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as “incurred but not reported” (IBNR). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see “Loss and Loss Adjustment Expenses” below.

Unearned Premiums.

     Unearned premiums increased by $14.5 million or, 42.5%, to $48.6 million as of June 30, 2004, as compared to $34.1 million as of December 31, 2003. The increase was due to an $18.1 million increase in unearned homeowner’s insurance premiums and $2.0 million in unearned premiums associated with the newly launched commercial liability program. Offsetting these increases was a $5.6 million decrease in automobile unearned premiums. These changes reflect our emphasis on property and commercial general liability insurance products. During the quarter ending June 30, 2004, our plans to assume homeowner policies from the insurer created by the State of Florida, Citizens Property Insurance Corporation (“Citizens”), came to fruition. Of the $18.1 million increase in our homeowner’s insurance unearned premiums as of June 30, 2004, 51.2%, or $9.3 million relates to our assumption of homeowner insurance policies from Citizens.

Income Taxes Payable.

     Income taxes payable increased by 100% to $1.1 million as of June 30, 2004, as compared to December 31, 2003 and are primarily due to payment patterns established by our estimations of taxable income.

Results of Operations
Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

Gross Premiums Written.

      Gross premiums written increased $14.2 million, or 81.0%, to $31.8 million for the three months ended June 30, 2004, as compared to $17.6 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

	Three months ended June 30,

	2004		2003

Automobile	$3,489,678	10.97%	$12,189,273	69.34%
Homeowners’	24,044,220	75.59%	4,891,436	27.83%
Commercial liability	3,815,356	11.99%	—	0.00%
Mobile home owners’	460,791	1.45%	497,885	2.83%

Gross written premiums	$31,810,045	100.0%	$17,578,594	100.0%

     As noted above, our efforts to expand our lines of insurance products to emphasize products other than automobile insurance are coming to fruition. Furthermore, our assumption of policies from Citizens during the three months ended June 30, 2004 totaled 34.9% or $11.1 million of the $31.8 million of gross written premiums.

21st Century Holding Company

     Gross Premiums Ceded.

     Gross premiums ceded decreased $6.0 million to $0.2 million for the three months ended June 30, 2004, as compared to a charge to operations of $5.8 million for the three months ended June 30, 2003. The decrease is due to the decline in our ceded quota-share reinsurance associated with our automobile insurance. For the quarter ended June 30, 2004, we did not cede any automobile insurance premiums, as compared to a 40% cession for the same period last year.

Decrease in Prepaid Reinsurance Premiums.

     The change in the decrease in prepaid reinsurance premiums was $1.8 million, or ($2.3) million for the three months ended June 30, 2004, compared to ($0.6) million for the three months ended June 30, 2003. The decrease is due to the intentional absence of a quota-share agreement in place for premiums written in 2004.

Increase in Unearned Premiums.

     Unearned premiums increased by $12.5 million to ($12.8) million as of June 30, 2004, as compared to ($0.3) million as of June 30, 2003. The increase was due to a $16.4 million increase in unearned homeowners’ insurance premiums and $1.1 million in unearned premiums associated with the commercial liability insurance program. Offsetting these increases was a $4.8 million decrease in automobile unearned premiums. During the three months ended June 30, 2004, unearned homeowner’s insurance premiums increased by $16.4 million, of which $11.1 million is associated with the homeowner insurance premiums assumed from Citizens. For further discussion, see “Unearned Premiums” above.

     Net Investment Income.

     Net investment income increased by $0.4 million, or 120.8%, to $0.8 million for the three months ended June 30, 2004, as compared to $0.4 million for the same three month period ended June 30, 2003. The increase in investment income is a result of the additional amounts of invested assets. Also affecting our net investment income were our relatively stable yields of 4.36% for the three months ended June 30, 2004 as compared to 4.44% for the three months ended June 30, 2003.

Net Realized Investment Gains.

      Net realized investment gains decreased by $1.0 million, or 94.5% to $0.1 million for the three months ended June 30, 2004, as compared to $1.1 million for the three months ended June 30, 2003. The table below depicts the gains by investment category.

21st Century Holding Company

	Net Realized Gains
	Three Months Ended June 30

	2004	2003

Fixed maturities:
U.S. government obligations	$27,464	$415,328
Obligations of states and political subdivisions	(16)	339,404

	27,448	754,732

Corporate securities:
Communications	—	(10,326)
Financial	—	13,074
Other	—	28,656

	—	31,404

Equity securities:
Preferred stocks	—	—
Common stocks	31,060	282,682

	31,060	282,682

Total net realized gains	$58,508	1,068,818

Loss and Loss Adjustment Expenses.

     Loss and loss adjustment expenses increased by $0.1 million, or 1.7%, to $7.6 million for the three months ended June 30, 2004, as compared to $7.5 million as of June 30, 2003. The modest increase is predominantly due to the decline in automobile premiums as a percentage of our overall premium volume and an increase in homeowner premiums as a percentage of our overall premium volume. Our loss ratio, as determined in accordance with GAAP, for the three month period ended June 30, 2004 was 45.0% compared with 68.4% for the same period in 2003. The table below reflects the loss ratios by product line.

	Three months ending June 30,

	2004	2003

Automobile	78.75%	86.96%
Home owners	26.61%	15.83%
Commercial liability	25.45%	—
Mobile home owners	12.02%	19.98%
All product lines	45.00%	68.44%

     Losses and loss adjustment expense, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the “all lines” decrease in the loss ratio primarily to the increasingly significant operational contributions made by our lines of insurance other than automobile.

Operating and Underwriting Expenses.

     Operating and underwriting expenses rose by $0.4 million, or 14.6%, to $3.1 million for the three months ended June 30, 2004, as compared to $2.7 million for the three months ended June 30, 2003. The increase is primarily associated with our cost of obtaining various types of insurance products.

Policy Acquisition Costs, Net of Amortization.

     Policy acquisition costs, net of amortization, increased by $2.4 million, charging earnings $1.7 million for the three months ended June 30, 2004, as compared to a credit of $0.7 million as of June 30, 2003. Policy acquisition costs, net of amortization consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned attributable to premiums earned during the period.

21st Century Holding Company

     During the three months ended June 30, 2004, the difference between the ceded commissions earned of $0.7 million and amortized costs of $2.4 million resulted in a charge to earnings of $1.7 million. The $2.4 million increase in the amortization of deferred policy acquisition costs in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned totaling $1.3 million, and increased amortized costs of $1.1 million during the three month period ended June 30, 2004. Policy acquisition costs, net of amortization was formerly titled Amortization of deferred acquisition costs, net.

     Provision for Income Tax Expense.

     The effective rate for income tax expense is 36.1% for the three months ended June 30, 2004, compared with 32.9% for the same three-month period in 2003. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income.

Results of Operations
Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

      Gross Premiums Written.

     Gross premiums written increased $15.4 million, or 45.2%, to $49.6 million for the six months ended June 30, 2004, as compared to $34.2 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

	Six months ended June 30,

	2004		2003

Automobile	$11,778,327	23.7%	$25,954,630	75.9%
Homeowners’	30,567,544	61.7%	7,258,461	21.2%
Commercial liability	6,373,915	12.8%	—	0.0%
Mobile home owners’	907,985	1.8%	977,483	2.9%

Gross written premiums	$49,627,771	100.0%	$34,190,574	100.0%

      As noted above, our efforts to expand our lines of insurance products to emphasize products other than automobile insurance are coming to fruition. Furthermore, our assumption of policies from Citizens during the six months ended June 30, 2004 totaled 22.4% or $11.1 million of the $49.6 million of gross written premiums as of June 30, 2004.

      Gross Premiums Ceded.

     Gross premiums ceded decreased $11.1 million to $0.9 million for the six months ended June 30, 2004, as compared to a charge to operations of $10.2 million for the six months ended June 30, 2003. The decrease is due to the decline in our ceded quota-share reinsurance associated with our automobile insurance. For the quarter ended June 30, 2004, we did not cede any automobile insurance premiums, as compared to a 40% cession for the same period last year.

Decrease in Prepaid Reinsurance Premiums.

     The change in the decrease in prepaid reinsurance premiums was $3.6 million, or ($6.1) million for the six months ended June 30, 2004, compared to ($2.5) million for the six months ended June 30, 2003. The decrease is due to the intentional absence of a quota-share agreement in place for premiums written in 2004.

Increase in Unearned Premiums.

     Unearned premiums increased by $14.4 million to ($14.5) million as of June 30, 2004, as compared to $0.1 million as of June 30, 2003. The increase was due to a $15.4 million increase in unearned homeowners’ insurance premiums and $2.0 million in unearned premiums associated with the commercial liability insurance program.

21st Century Holding Company

Offsetting these increases was a $2.9 million decrease in automobile unearned premiums. During the six months ended June 30, 2004, unearned homeowner’s insurance premiums increased by $15.4 million, of which $11.1 million is associated with the homeowner insurance premiums assumed from Citizens. For further discussion, see “Unearned Premiums” above.

     Net Investment Income.

     Net investment income increased by $0.6 million, or 81.9%, to $1.3 million for the six months ended June 30, 2004, as compared to $0.7 million for the same six month period ended June 30, 2003. The increase in investment income is a result of the additional amounts of invested assets. Also affecting our net investment income were our relatively stable yields of 4.1% for the six months ended June 30, 2004 as compared to 4.6% for the six months ended June 30, 2003.

     Net Realized Investment Gains.

      Net realized investment gains decreased by $1.2 million, or 87.3% to $0.2 million for the six months ended June 30, 2004, as compared to $1.4 million for the six months ended June 30, 2003. The table below depicts the gains by investment category.

	Net Realized Gains
	Six Months Ended June 30,

	2004	2003

Fixed maturities:
U.S. government obligations	$62,513	$500,761
Obligations of states and political subdivisions	(116)	345,177

	62,397	845,938

Corporate securities:
Communications	—	38,859
Financial	(219)	89,376
Other	—	136,010

	(219)	264,245

Equity securities:
Preferred stocks	—	23,555
Common stocks	118,249	285,962

	118,249	309,517

Total net realized gains	$180,427	$1,419,700

Loss and Loss Adjustment Expenses.

     Loss and loss adjustment expenses decreased by $0.2 million, or 1.3%, to $14.1 million for the six months ended June 30, 2004, as compared to $14.3 million as of June 30, 2003. The modest decrease is predominantly due to the decline in automobile premiums as a percentage of our overall premium volume and an increase in homeowner premiums as a percentage of our overall premium volume. Our loss ratio, as determined in accordance with GAAP, for the six month period ended June 30, 2004 was 47.0% compared with 66.7% for the same period in 2003. The table below reflects the loss ratios by product line.

21st Century Holding Company

	Six months ending June 30,

	2004	2003

Automobile	79.65%	83.77%
Home owners	25.37%	14.64%
Commercial liability	22.80%	—
Mobile home owners	22.14%	27.39%
All product lines	47.08%	66.72%

     Losses and loss adjustment expense, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the “all lines” decrease in the loss ratio primarily to the increasingly significant operational contributions made by our lines of insurance other than automobile.

Operating and Underwriting Expenses.

     Operating and underwriting expenses rose by $1.1 million, or 20.8%, to $6.4 million for the six months ended June 30, 2004, as compared to $5.3 million for the six months ended June 30, 2003. The increase is primarily associated with our cost of obtaining various types of insurance products.

Policy Acquisition Costs, Net of Amortization.

     Policy acquisition costs, net of amortization, increased by $3.2 million, charging earnings by $2.1 million for the six months ended June 30, 2004, as compared to a credit of $1.1 million as of June 30, 2003. Policy acquisition costs, net of amortization consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned attributable to premiums earned during the period.

     During the six months ended June 30, 2004, the difference between the ceded commissions earned of $1.6 million and amortized costs of $3.7 million resulted in a charge to earnings of $2.1 million. The $3.2 million increase in the amortization of deferred policy acquisition costs in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned totaling $2.1 million, and increased amortized costs of $1.1 million during the six month period ended June 30, 2004. Policy acquisition costs, net of amortization was formerly titled Amortization of deferred acquisition costs, net.

     Provision for Income Tax Expense.

     The effective rate for income tax expense is 36.5% for the six months ended June 30, 2004, compared with 34.5% for the same six-month period in 2003. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income.

     Liquidity And Capital Resources

     Our primary sources of capital during the six months ended June 30, 2004 are revenues generated from operations, issuance of debt securities, investment income and borrowings under the Revolving Agreement, described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

     Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. (“FPF”, a wholly-owned subsidiary of FlatIron), which gives FPF the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

21st Century Holding Company

     The amount of FPF’s advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances underthe Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. As of June 30, 2004 our rate was 5.75% as compared to our rate as of June 30, 2003 of 6.00%

     The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at June 30, 2004 and December 31, 2003.

     The Revolving Agreement, as amended, expires September 30, 2004 and we have begun to negotiate a similar agreement to replace the expiring agreement. Outstanding borrowings under the Revolving Agreement as of June 30, 2004 and December 31, 2003 were $2.9 million and $4.1 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the six months ended June 30, 2004 and 2003 totaled approximately $104,000 and $110,000, respectively. For the six months ended June 30, 2004 and 2003 the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.97% and 5.68%, respectively.

     We also implemented a direct bill program during 2001 for policies underwritten by our carriers. Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company.

     On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the “Notes”), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the “Warrant”) to purchase one-half of one share of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

      The Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the Notes may be made in cash or, at the our option, in shares of the our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets (“Bloomberg”) for the 20 consecutive trading days preceding the payment date.

     We issued Warrants to purchase shares of our Common Stock to the purchasers of the Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”). Each Warrant entitles the holder to purchase one-half of one share of our Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the Notes and to J. Giordano was determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totals 408,050. The number of shares issuable upon exercise of the Warrants issued to purchasers equaled $7.5 million divided by the exercise price of the Warrants and totaled 392,356. The number of shares issuable upon exercise of the Warrants issued to J. Giordano equaled $300,000 divided by the exercise price of the Warrants and totaled 15,694. The exercise price of the Warrants equals 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equals $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006.

     On or about October 31, 2003, we elected, pursuant to the terms of the Notes, to make our quarterly estimated payment in shares of our Common Stock and in accordance with the contractual computations issued a total of 41,195 shares of our Common Stock. On or about January 31, 2004, April 30, 2004 and July 31, 2004, we again elected to make our quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued 36,009, 35,819 and 33,310 shares of our Common Stock, respectively.

21st Century Holding Company

     For the six months ended June 30, 2004, operations generated net operating cash flow of $25.7 million as compared to $9.2 million for the six months ended June 30, 2003. Gross cash flow provided by operations generated approximately $28.3 million, mostly by increased unearned premiums liability totaling $14.5 million, increased prepaid reinsurance premiums totaling $6.1 million, decreased balances due from reinsurer, net totaling $3.9 million and income taxes totaling $1.9 million, in conjunction with net income of $6.6 million. The same operations for the six-month period ended June 30, 2004 used $9.1 million of gross cash flow primarily to reduce unpaid loss and loss adjustment expenses totaling $3.4 million and amortization of deferred policy acquisition costs totaling $4.4 million. Operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

     In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $30.7 million and $9.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively, as we invested the cash flow from operating and financing activities. While in a period in which written premiums are increasing, it is reasonably expected that cash from insurance premiums will be used for investing activities. In the future, we expect a continued cash flow deficit from investing activities, as we invest cash from operations.

     Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2004, reflecting the receipt of $2.3 million from exercised stock options netted against the use of $0.9 million to pay dividends and $1.2 million to reduce our revolving line of credit. For the six months ended June 30, 2003, net cash provided by financing activities was $0.3 million reflecting the receipt of $1.3 million from exercised stock options netted against the use of $0.5 million to pay dividends and $0.5 million to reduce our revolving line of credit. We believe that our current capital resources will be sufficient to meet our currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

     To retain our certificates of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2003 statutory minimum capital and surplus requirement of $3.60 million as defined in the Florida Insurance Code. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios.

     Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Department of Financial Services if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Department of Financial Services (i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida Department of Financial Services at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Department of Financial Services or (ii) 30 days after the Florida Department of Financial Services has received notice of such dividend or distribution and has not disapproved it within such time.

     Under these laws, Federated National would be permitted to pay dividends of approximately $629,500 to the Company in 2004, and American Vehicle would be permitted to pay approximately $141,000 in dividends to the Company in 2004. No dividends were paid by Federated National or American Vehicle in the second quarter of 2004, 2003 nor 2002 and none are anticipated in 2004. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from its insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available to be paid by Federated National or American Vehicle in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company. The ability to pay dividends also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company, following any dividend or distribution by it, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

21st Century Holding Company

     Insurance companies are required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners (“NAIC”). The NAIC’s risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. Based on calculations using the appropriate NAIC formula and the respective insurance company data for the year ended December 31, 2003, both of the insurance companies total adjusted capital were in excess of ratios that would require regulatory action. GAAP differs in some respects from statutory reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National’s and American Vehicle’s statutory capital surplus levels as of June 30, 2004 were approximately $19.6 million and $11.0 million, respectively, and their statutory net income for the six months ended June 30, 2004 was $1.5 million and $0.2 million, respectively.

     Federated National Insurance Company entered into an agreement with the insurer created by the State of Florida, Citizens to assume the unexpired portion of specifically chosen homeowner insurance policies on varying dates during May, June and July of 2004. As part of the assumption agreement, there exists provisions which provide for a “take out” bonus to be afforded to Federated National based upon the successful retention of the assumed policies for the next three subsequent years, subject to certain qualifications. Citizens has agreed to fund an escrow account in the name of both Citizens and Federated National in accordance with the contract provisions; however, Federated National is prevented from recognizing the take out bonus until it has fulfilled its policyholder retention responsibilities, which is expected to be some time subsequent to May 2007. As of June 30, 2004, the escrow account has been funded for $2.3 million and in accordance with generally accepted accounting principle is not included in our consolidated balance sheet nor our consolidated statement of operations.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and loss adjustment expenses.

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

21st Century Holding Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K as of December 31, 2003. No material changes have occurred in market risk since this information was disclosed except as discussed below.

      Our investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of June 30, 2004 follows:

					Unrealized Gain
	Amortized Cost		Fair Value		(Loss)

Fixed maturities:
U.S. government obligations	$57,795,898	71.23%	$56,178,738	71.41%	$(1,617,160)
Obligations of states and political subdivisions	8,627,759	10.63%	8,389,301	10.66%	(238,458)

	66,423,657	81.86%	64,568,039	82.07%	(1,855,618)

Corporate securities:
Communications	497,035	0.61%	672,425	0.85%	175,390
Financial	2,300,582	2.84%	2,296,910	2.92%	(3,672)
Other	4,643,320	5.72%	4,615,205	5.87%	(28,115)

	7,440,937	9.17%	7,584,540	9.64%	143,603

Equity securities:
Preferred stocks	250,000	0.31%	233,500	0.30%	(16,500)
Common stocks	7,023,022	8.66%	6,284,312	7.99%	(738,710)

	7,273,022	8.97%	6,517,812	8.29%	(755,210)

Total fixed, corporate and equity securities	$81,137,616	100.00%	$78,670,391	100.00%	$(2,467,225)

     As of June 30, 2004, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of this report was carried out by us under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Nevertheless, the controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

21 st Century Holding Company
Other Information
PART II: OTHER INFORMATION

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

     Prior to its acquisition by us in 2001, American Vehicle was involved in litigation with a former officer and director. The litigation was adjudicated and American Vehicle, among others, was found liable and paid the final judgment. A petition was filed seeking costs of $136,000 and appellate attorneys’ fees in excess of $2.0 million. To secure this obligation, American Vehicle’s previous owners have agreed to indemnify the Company against any award of fees and costs and the $500,000 purchase price for American Vehicle was placed in escrow. On February 26, 2003, the court entered an amended final judgment awarding the plaintiffs $1,140,387 in attorneys’ fees and costs. On or about May 10, 2004, the parties finalized this case without further costs to us and all parties have now agreed that this case is closed.

     As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes Section 631.57(3)(a) . Participation in these pools is based on our written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us.

     Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351 referred to as a Joint Underwriting Association Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan.

     No assessments have been incurred by either insurance company through the date of issuance of this report pursuant to our participation in the above noted participation pool and JUA plan.

21st Century Holding Company Other Information

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

      On April 30, 2004 and July 31, 2004 we issued an aggregate of 35,819 and 33,310 shares, respectively, of our common stock to holders of our Notes in payment of the quarterly interest and principal payment due pursuant to the terms of the Notes. These shares were issued without registration under the Securities Act of 1933 (the “Act”) by reason of the exemption from registration pursuant to Section 4(2) of the Act and Regulation D thereunder.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

      On June 8, 2004 we held our Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders reelected Edward J. Lawson and Richard A. Widdicombe to the Board of Directors and the shareholders also authorized the possible issuance of 20% or more of our Common Stock, $.01 par value (the “Common Stock”), in connection with the July 2003 private placement in which we received net proceeds of approximately $6.9 million from the sale of units consisting of one note with a principal amount of $1,000 and one warrant to purchase one-half one share of our Common Stock. Directors whose terms of office continued after the meeting were: Charles B. Hart, Jr, Richard W. Wilcox, Jr, Bruce F. Simberg, Carl Dorf and Peter J. Prygelski.

     For Mr. Lawson and Mr. Widdicombe, there were 4,027,597 votes in favor, no votes withheld and 44,183 abstentions. With respect to the possible issuance of 20% or more of our Common Stock, there were 2,289,916 votes in favor, 86,638 votes withheld and 7,853 abstentions. There were 1,687,373 broker non-votes.

Item 5

Other Information

None.

21st Century Holding Company Other Information

Item 6 Exhibits And Reports On Form 8-K
(a)	Exhibits:

	10.1		Assumption agreement dated as of May 3, 2004 between Federated National Insurance Company and Citizens Property Insurance Corporation.
	10.2		Escrow Agreement dated as of May 3, 2004 among Citizens Property Insurance Corporation,
Federated National Insurance Company and Wells Fargo Bank, N.A.
	10.3	*	Employment Agreement dated as of June 8, 2004 between James Gordon Jennings III, and 21st
Century Holding Company.
	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
	32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K.

Form 8K dated August 5, 2004 attaching a press release announcing our results for our fiscal quarter ended
June 30, 2004.

* Management contract or compensatory plan.

21st Century Holding Company Other Information

 Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

21 st CENTURY HOLDING COMPANY

	By:	/s/ Richard A. Widdicombe

Richard A. Widdicombe, Chief Executive Officer

/s/ James G. Jennings III

James G. Jennings III, Chief Financial Officer

Date: August 16, 2004

