Form 10-Q
period 2004-09-30
21ST CENTURY HOLDING CO
filed 2004-11-15
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111

                          21st Century Holding Company

             (Exact name of registrant as specified in its charter)

                 Florida                                   65-0248866
--------------------------------------------------------------------------------
           (State or Other Jurisdiction of                (IRS Employer
            Incorporation or Organization)             Identification No.)

  3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33313
  ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

  Common Stock, $.01 par value - 6,006,460 outstanding as of November 11, 2004.

                          21ST CENTURY HOLDING COMPANY

                                     INDEX

PART I: FINANCIAL INFORMATION                                                               PAGE
                                                                                            ----
ITEM 1
FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 .................. 3

Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 ................................................... 4

Consolidated Cash Flow Statements for the nine months ended September 30, 2004 and 2003 ..... 5

Notes to Consolidated Financial Statements .................................................. 6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations .......16

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk ..................................32

ITEM 4

Controls and Procedures .....................................................................32

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings ...........................................................................33

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds .................................33

ITEM 3

Defaults upon Senior Securities .............................................................33

ITEM 4

Submission of Matters to a Vote of Security Holders .........................................33

ITEM 5

Other Information ...........................................................................34

ITEM 6

Exhibits ....................................................................................34

Signatures ..................................................................................35

PART I: FINANCIAL INFORMATION
ITEM I.
FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2004    December 31, 2003
                                                                    Unaudited             See Note 1
                                                                  -------------         -------------
              ASSETS
Investments
    Fixed maturities, available for sale, at fair value           $  82,696,625         $  43,489,598
    Equity securities                                                 6,980,404             3,663,251
    Mortgage loans                                                           --               137,571
                                                                  -------------         -------------
         Total investments                                           89,677,029            47,290,420
                                                                  -------------         -------------
Cash and cash equivalents                                            17,348,162             6,770,169
Receivable for investments sold                                         124,906             2,118,595
Finance contracts, net of allowance for credit
 losses of $447,470 in 2004 and $562,558 in 2003                      7,834,719             9,891,642
Prepaid reinsurance premiums                                          3,080,174             8,415,095
Premiums receivable, net of allowance for credit losses of
 $451,537 and $123,000, respectively                                  5,843,612             7,328,256
Reinsurance recoverable, net                                         34,517,590            11,053,747
Deferred policy acquisition costs                                     7,014,774             1,739,685
Income taxes recoverable                                              7,202,225               824,787
Deferred income taxes                                                 4,381,365             3,030,183
Property, plant and equipment, net                                    4,076,085             4,153,643
Goodwill, net                                                         1,739,715             1,739,715
Other assets                                                          1,821,721             2,339,656
                                                                  -------------         -------------
         Total assets                                             $ 184,662,077         $ 106,695,593
                                                                  =============         =============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses                        $  76,653,620         $  24,570,198
Unearned premiums                                                    48,464,926            34,122,663
Premiums deposits                                                     2,525,695               621,777
Revolving credit outstanding                                          1,281,521             4,098,786
Funds held under reinsurance treaties                                 9,108,429                    --
Subordinated debt                                                    17,500,000             6,875,000
Accounts payable and accrued expenses                                 4,441,543             4,360,793
                                                                  -------------         -------------
         Total liabilities                                          159,975,734            74,649,217
                                                                  -------------         -------------
Commitments and contingencies
Shareholders' equity:
 Common stock, $0.01 par value. Authorized 37,500,000 shares;
  issued 6,632,209 and 6,133,386 shares, respectively;
  Outstanding 5,936,260 and 5,437,587, respectively                      66,323                61,333
    Additional paid-in capital                                       25,308,295            20,434,473
    Accumulated other comprehensive income (deficit)                   (796,272)             (324,881)
    Retained earnings                                                 1,877,968            13,643,225
    Treasury stock, 695,949 shares and 695,799 shares, at
     cost, respectively                                              (1,769,971)           (1,767,774)
                                                                  -------------         -------------
         Total shareholders' equity                                  24,686,343            32,046,376
                                                                  -------------         -------------
         Total liabilities and shareholders' equity               $ 184,662,077         $ 106,695,593
                                                                  =============         =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                Nine Months Ended
                                                   ------------------------------    -----------------------------
                                                   September 30,    September 30,    September 30,   September 30,
                                                       2004             2003             2004              2003
                                                   ------------     ------------     ------------     ------------
Revenue:
   Gross premiums written                          $ 24,301,800     $ 22,369,229     $ 73,929,571     $ 56,559,803
   Gross premiums ceded                                  71,385       (5,627,904)         975,429      (15,830,769)
                                                   ------------     ------------     ------------     ------------
        Net premiums written                         24,373,185       16,741,325       74,905,000       40,729,034
                                                   ------------     ------------     ------------     ------------
   Increase (decrease) in prepaid
   reinsurance premiums                                 760,823       (2,486,527)      (5,334,921)      (2,550,620)
   Decrease (increase) in unearned
   premiums                                             156,954       (2,404,301)     (14,342,263)      (4,921,972)
                                                   ------------     ------------     ------------     ------------
        Net change in prepaid reinsurance
        premiums and unearned premiums                  917,777       (4,890,828)     (19,677,184)      (7,472,592)
                                                   ------------     ------------     ------------     ------------

        Net premiums earned                          25,290,962       11,850,497       55,227,816       33,256,442
   Commission income                                    476,421          394,599        1,785,290        1,143,116
   Finance revenue                                      784,584          984,644        2,824,568        3,247,673
   Managing general agent fees                          501,225          640,661        1,488,405        1,894,524
   Net investment income                                839,641          513,515        2,141,686        1,229,185
   Net realized investment gains                         80,959           33,765          261,386        1,453,465
   Other income                                         459,345          603,740        2,849,555        2,603,805
                                                   ------------     ------------     ------------     ------------
        Total revenue                                28,433,137       15,021,421       66,578,706       44,828,210
                                                   ------------     ------------     ------------     ------------
Expenses:
   Loss and loss adjustment expenses                 42,292,556        6,322,281       56,385,548       20,603,737
   Operating and underwriting expenses                7,444,310        2,969,326       13,894,977        8,308,583
   Salaries and wages                                 2,467,014        2,356,613        7,107,344        6,714,432
   Interest expense                                     186,902          177,466          631,824          287,350
   Policy acquisition costs, net of
   amortization                                       2,521,738          123,080        4,645,906         (914,412)
                                                   ------------     ------------     ------------     ------------
        Total expenses                               54,912,520       11,948,766       82,665,599       34,999,690
Income (loss) before provision (benefit)
for income tax expense                              (26,479,383)       3,072,655      (16,086,893)       9,828,520
Provision (benefit) for income tax expense           (9,533,125)       1,081,824       (5,739,420)       3,415,354
                                                   ------------     ------------     ------------     ------------
        Net income (loss)                          $(16,946,258)    $  1,990,831     $(10,347,473)    $  6,413,166
                                                   ============     ============     ============     ============

Basic net income (loss) per share                        ($2.86)           $0.42           ($1.79)           $1.39
                                                         ======            =====           ======            =====
Weighted average number of common shares
outstanding                                           5,925,952        4,738,130        5,786,803        4,612,370
                                                      =========        =========        =========        =========

Fully diluted net income (loss) per share                ($2.86)           $0.38           ($1.79)           $1.32
                                                         ======            =====           ======            =====
Weighted average number of common shares
outstanding (assuming dilution)                       6,279,826        5,277,875        6,248,663        4,874,178
                                                      =========        =========        =========        =========

Dividends declared per share                              $0.08            $0.07            $0.16            $0.17
                                                          =====            =====            =====            =====

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine months ended September 30,
                                                                    2004              2003
                                                               -------------     -------------
Cash flow from operating activities:
    Net income (loss)                                          $ (10,347,473)    $   6,413,166
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Amortization of investment premium, net                      134,507           219,654
        Depreciation and amortization of property plant and
          equipment, net                                             355,217           317,347
        Deferred income tax expense                               (1,351,182)          174,168
        Net realized investment gains                                 80,959        (1,562,618)
        Common Stock issued for interest on Notes                    281,250                --
        Provision for credit losses, net                             707,051           470,114
        Provision for uncollectible premiums receivable              (66,824)           34,627
        Recognition of deferred income from sale of
          franchises                                                (131,647)               --
    Changes in operating assets and liabilities:
        Premiums receivable                                        1,551,468           597,723
        Prepaid reinsurance premiums                               5,334,921         2,550,620
        Due from reinsurers, net                                 (23,463,843)       (2,778,999)
        Income taxes recoverable                                  (6,377,438)               --
        Policy acquisition costs, net of amortization             (5,275,089)       (1,354,297)
        Goodwill                                                          --          (220,362)
        Finance contracts receivable                               1,349,872        (1,891,914)
        Other assets                                                 517,935          (701,574)
        Unpaid losses and loss adjustment expenses                52,083,422         7,057,548
        Unearned premiums                                         14,342,263         4,921,972
        Premium deposits                                           1,903,918           154,371
        Funds held under reinsurance treaties                      9,108,429                --
        Income taxes payable                                              --        (1,471,182)
        Accounts payable and accrued expenses                         80,750           (32,043)
                                                               -------------     -------------
Net cash provided by operating activities                         40,818,466        12,898,321
                                                               -------------     -------------
Cash flow (used in) provided by investing activities:
    Proceeds from sale of investment securities available
      for sale                                                    45,474,173       129,333,747
    Purchases of investment securities available for sale        (88,685,210)     (151,221,985)
    Receivable for investments sold                                1,993,689                --
    Collection of mortgage loans                                     137,571             6,247
    Purchases of property and equipment                             (146,012)         (576,307)
    Proceeds from sale of assets                                          --         1,599,000
                                                               -------------     -------------
Net cash used in investing activities                            (41,225,789)      (20,859,298)
                                                               -------------     -------------
Cash flow (used in) provided by financing activities:
    Subordinated debt                                             12,500,000         7,500,000
    Exercised stock options                                        2,722,562         2,271,621
    Dividends paid                                                (1,417,784)         (807,670)
    Purchases of treasury stock                                       (2,197)          (26,667)
    Revolving credit outstanding                                  (2,817,265)       (1,473,338)
                                                               -------------     -------------
Net cash provided by financing activities                         10,985,316         7,463,946
                                                               -------------     -------------
Net (decrease) increase in cash and cash equivalents              10,577,993          (497,031)
Cash and cash equivalents at beginning of period                   6,770,169         4,478,383
                                                               -------------     -------------
Cash and cash equivalents at end of period                     $  17,348,162     $   3,981,352
                                                               =============     =============
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                               $     160,148     $     156,012
                                                               =============     =============
        Income taxes                                           $   2,095,000     $   4,715,000
                                                               =============     =============
    Non-cash investing and finance activities:
        Accrued dividends payable                              $     438,720     $     314,718
                                                               =============     =============
        Retirement of subordinated debt by
        Common Stock issuance                                  $   1,875,000     $          --
                                                               =============     =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      (1) ORGANIZATION AND BUSINESS

      The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for a complete financial statement presentation, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three-month and nine-month periods are not necessarily indicative of the results of operations that may be achieved in the future.

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in accordance with GAAP.

      We are a vertically integrated insurance holding company that, through its subsidiaries, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance and homeowners' and mobile home property and casualty insurance in Florida, Louisiana and Georgia through wholly owned subsidiaries, Federated National and American Vehicle. American Vehicle has recently been authorized to write commercial general liability policies in Kentucky and expects to begin writing policies in that state in the near future. American Vehicle is a fully admitted insurance carrier in Florida and Louisiana and is admitted as a surplus lines carrier in Georgia and Kentucky.

      During the nine months ended September 30, 2004, 21.4%, 63.8%, 1.6% and 13.2% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly owned subsidiary, 45 franchised agencies, approximately 1500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowner insurance and commercial general liability products. Through our wholly owned subsidiary, FedUSA, Inc. ("FedUSA"), we franchise agencies under the FedUSA name. As of September 30, 2004, franchises were granted for 48 FedUSA agencies, of which 42 were operating and 6 are pending.

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

      We offer electronic tax filing services through Express Tax Service, Inc. ("Express Tax"), an 80%-owned subsidiary, as well as franchise opportunities for these services through EXPRESSTAX Franchise Corporation. As of September 30, 2004, there were 252 franchises granted in 19 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 300 licensees nationwide.

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

      In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003 , we completed a private placement of our 6% Senior Subordinated Notes (the "July 2003 Notes"), and on September 30, 2004 , we completed another private placement of our 6% Senior Subordinated Notes (the "September 2004 Notes"), both of which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrants") to purchase shares of our Common Stock. These Notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 are presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

                             For the three months          For the nine months
                             ending September 30,          ending September 30,
                         ---------------------------    ---------------------------
                             2004            2003           2004            2003
                         ------------     ----------    ------------     ----------
Net Income (loss) as
reported                 $(16,946,258)    $1,990,831    $(10,347,473)    $6,413,166
Compensation, net of
tax effect                  6,171,950        865,096       6,714,508      1,125,656
                         ------------     ----------    ------------     ----------
Pro forma net income     $(23,118,208)    $1,125,735    $(17,061,981)    $5,287,510
                         ============     ==========    ============     ==========

Net income per share
As reported - Basic      $      (2.86)    $     0.42    $      (1.79)    $     1.39
As reported - Diluted    $      (2.86)    $     0.38    $      (1.79)    $     1.32
Pro forma - Basic        $      (3.90)    $     0.24    $      (2.95)    $     1.15
Pro forma - Diluted      $      (3.90)    $     0.21    $      (2.95)    $     1.09

Additional stock option awards are anticipated in future years.

      The weighted average fair value of options granted during the nine months ended September 30, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $18.02. The weighted average fair value of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $6.67 to $10.74 in 2004 and $4.21 to $8.01 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                    September 30, 2004     December 31, 2003
                                    ------------------     -----------------
Dividend yield                        2.24% to 3.19%         1.96% to 2.10%
Expected volatility                 99.65% to 103.20%      105.91% to 108.73%
Risk-free interest rate               2.13% to 3.60%         2.30% to 3.94%
Expected life (in years)               3.00 to 3.60           3.00 to 6.36

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

      On September 7, 2004, we completed a three-for-two stock split in the form of a stock dividend, whereby shareholders received three shares of common stock for every two shares of our common stock held on the record date. Just prior to the three-for-two stock split, we had approximately 3,957,000 shares outstanding, and following the stock split, we had approximately 5,936,000 shares outstanding, including fractional shares that were paid in common stock. All earnings per share data included in the consolidated financial statements and notes thereto has been restated after giving retroactive effect for the September 7, 2004 three-for-two stock split.

      (E) RECLASSIFICATIONS

      Certain amounts in 2003 financial statements have been reclassified to conform to the 2004 presentation.

(3) REVOLVING CREDIT OUTSTANDING

      Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc. ("FPF", a wholly-owned subsidiary of FlatIron), which gives FPF the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

      During September 2004, we negotiated a new revolving loan agreement with FPF in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up $4.0 million over the next three years. We believe that this available

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

credit is sufficient based on our current operations. Our lender, however, could decide to reduce our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. If the A.M. Best rating of Federated National falls below a "C", or if the financial condition of American Vehicle, as determined by our lender (in its sole and absolute discretion) suffers a material adverse change, then under the terms of our revolving loan agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced. If that occurs and we are not able to obtain working capital from other sources, then we would have to restrict our growth and, possibly, our operations.

      The amount of FPF's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. As of September 30, 2004, our rate was 4.75% as compared to our rate as of September 30, 2003 of 5.75%.

      The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at September 30, 2004 and December 31, 2003. Outstanding borrowings under the Revolving Agreement as of September 30, 2004 and December 31, 2003 were $1.3 million and $4.1 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the nine months ended September 30, 2004 and 2003 totaled approximately $150,000 and $156,000, respectively. For the nine months ended September 30, 2004 and 2003 the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 6.97% and 5.90%, respectively.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

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

      On September 28, 2004, Federated National and American Vehicle were assessed by the JUA Plan $362,121 and $120,009, respectively. These assessments were charged against current operations. Future assessments against either insurance company are not reasonably predicable in terms of frequency or amounts.

(5) COMPREHENSIVE INCOME

      For the three and nine months ended September 30, 2004 and 2003, comprehensive income consisted of the following:

                                         Three months ended September 30,  Nine months ended September 30,

                                              2004             2003             2004             2003
                                          ------------     ------------     ------------     ------------
Net income                                $(16,946,258)    $  1,990,831     $(10,347,473)    $  6,413,166
Change in net unrealized gains on
investments available for sale               1,772,140           82,369         (169,579)         241,830
                                          ------------     ------------     ------------     ------------
Comprehensive income, before tax           (15,174,118)       2,073,200      (10,517,052)       6,654,996
Income tax benefit (expense) related
to items of other comprehensive income        (661,633)         (32,537)          69,036          (95,524)
                                          ------------     ------------     ------------     ------------
Comprehensive income                      $(15,835,751)    $  2,040,663     $(10,448,016)    $  6,559,472
                                          ============     ============     ============     ============

(6) SEGMENT INFORMATION

      We operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior, and marketing and distribution through Federated Agency Group. The insurance segment sells personal automobile, general liability, homeowner's and mobile homeowner's insurance and includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to our insureds and is marketed through our distribution network of Company-owned agencies and franchised agents.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      Information regarding components of operations for the three and nine months ended September 30, 2004 and 2003 follows:

                                     Three months ended September 30,   Nine months ended September 30,
                                           2004             2003             2004             2003
                                       ------------     ------------     ------------     ------------
Total revenue
    Insurance segments                 $ 29,131,025     $ 16,991,819     $ 66,547,303     $ 46,705,850
    Financing segment                       594,540          598,290        2,118,732        1,878,531
    All other segments                      915,812          349,660        4,122,925        3,840,782
                                       ------------     ------------     ------------     ------------
     Total operating segments            30,641,377       17,939,769       72,788,960       52,425,163
    Intercompany eliminations            (2,208,240)      (2,918,348)      (6,210,254)      (7,596,953)
                                       ------------     ------------     ------------     ------------
          Total revenues               $ 28,433,137     $ 15,021,421     $ 66,578,706     $ 44,828,210
                                       ============     ============     ============     ============
Earnings before income taxes
    Insurance segments                 $(26,594,817)    $  2,990,072     $(17,374,061)       8,173,155
    Financing segment                       213,266          243,538          800,027          514,387
    All other segments                      (97,832)        (160,955)         487,141        1,140,978
                                       ------------     ------------     ------------     ------------
 Total earnings before income taxes    $(26,479,383)    $  3,072,655     $(16,086,893)       9,828,520
                                       ============     ============     ============     ============

Information regarding total assets as of September 30, 2004 and December 31, 2003 follows:

                                         September 30, 2004   December 31, 2003
                                         ------------------   -----------------
Total assets
   Insurance segments                       $ 171,031,140       $  93,301,125
   Financing segment                            7,979,364          10,105,548
   All other segments                          18,719,496           3,602,606
                                            -------------       -------------
      Total operating segments                197,730,000         107,009,279
   Intercompany eliminations                  (13,067,923)           (313,686)
                                            -------------       -------------
      Total assets                          $ 184,662,077       $ 106,695,593
                                            =============       =============

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

      We continue to participate in the Florida Hurricane Catastrophe Fund ("FCAT") and we subscribe to an excess of loss reinsurance policy to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. Maximum coverage afforded from the combined policies of our FCAT and excess of loss policies in effect for varying dates from June 1, 2004 to June 30, 2005 total approximately $200.0 million where we will retain the first $10 million of insurable losses on each event. Our amount of reinsurance coverage was determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every "n" years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years. As a result of the hurricanes experienced in Florida in August and September 2004, we incurred a net reinstatement insurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

(8) STOCK COMPENSATION PLANS

      In 1998, we issued warrants to two employees to purchase a total of 62,500 shares of our common stock at $9.00 per share. The warrants vested immediately and are exercisable until December 2004, at which time if they have not been exercised, they will be canceled. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During the nine months ended September 30, 2004, all of the 7,800 remaining warrants were exercised.

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices that are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 239,158 and 408,530 shares, respectively.

      In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company-owned agencies that are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company-owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,033,500 common shares, and as of September 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 15,000 and 39,960 shares, respectively.

      In 2002, we implemented the 2002 Option Plan. The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate thereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2004 and December 31, 2003, we had outstanding exercisable options to purchase 906,900 and 938,100 shares, respectively.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      Activity in the Company's stock option plans for the period from January 1, 2002 to September 30, 2004 is summarized below:

                                ---------------------------------  ---------------------------  ---------------------------
                                             1998 Plan                2001 Franchisee Plan              2002 Plan
                                ---------------------------------  ---------------------------  ---------------------------
                                                 Weighted Average             Weighted Average             Weighted Average
                                                 Option Exercise   Number of  Option Exercise   Number of  Option Exercise
                                Number of Shares      Price          Shares         Price         Shares        Price
                                ---------------- ----------------  ---------  ----------------  ---------  ----------------
Outstanding at December 31, 2001     618,858          $6.67          125,745      $6.67               --
Granted                              342,398          $6.67                                    1,174,500        $ 8.91
Exercised                             (1,500)                                                         --
Cancelled                           (158,249)         $6.67           (8,512)     $6.67          (84,000)       $ 9.02
                                    --------          -----          -------      -----        ---------
Outstanding at December 31, 2002     801,507          $6.67          117,233      $6.67        1,090,500        $ 8.90
Granted                                   --          $6.67           15,000      $9.17          152,250        $10.51
Exercised                           (375,371)         $6.67          (92,273      $6.67         (216,900)       $ 8.57
Cancelled                            (17,606)         $6.67               --                     (87,750)       $ 9.37
                                    --------          -----          -------      -----        ---------
Outstanding at December 31, 2003     408,530          $6.67           39,960)     $7.61          938,100        $ 9.20
Granted                                   --                              --                     168,750        $18.02
Exercised                           (155,872)         $6.67          (24,960)     $6.67         (130,800)       $ 9.16
Cancelled                            (13,500)         $6.67               --                     (69,150        $10.59
                                    --------          -----          -------      -----        ---------
Outstanding at September 30, 2004    239,158          $6.67           15,000      $9.17          906,900        $10.74
                                    ========          =====          =======      =====        =========

Options outstanding as of September 30, 2004 are exercisable as follows:

                         ---------------------------------  ---------------------------     ---------------------------
                                     1998 Plan                 2001 Franchisee Plan                 2002 Plan
                         ---------------------------------  ---------------------------     ---------------------------
                                          Weighted Average             Weighted Average                Weighted Average
                                          Option Exercise   Number of  Option Exercise      Number of      Option
Options Exercisable at:  Number of Shares     Price           Shares       Price              Shares    Exercise Price
                         ---------------- ----------------  ---------  ----------------     ---------  -----------------
 September 30, 2004          143,907          $6.67           15,000       $6.67             411,126       $8.90
 December 31, 2004                --          $6.67               --       $6.67              18,300       $8.90
 December 31, 2005            47,625          $6.67               --       $6.67             136,608       $8.90
 December 31, 2006            47,626          $6.67               --       $6.67             136,608       $8.90
 December 31, 2007                --          $  --               --       $6.67             136,608       $8.90
 December 31, 2008                --          $  --               --       $6.67              67,650       $8.90
    Thereafter                    --          $  --               --       $6.67                           $8.90
                             -------                          ------                         -------
Total options exercisible    239,158                          15,000                         906,900
                             =======                          ======                         =======

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

                          For the three months ending      For the nine months ending
                                  September 30,                  September 30,
                         ------------     ------------    ------------     ------------
                             2004             2003            2004             2003
                         ------------     ------------    ------------     ------------
Net Income (loss) as
reported                 $(16,946,258)    $  1,990,831    $(10,347,473)    $  6,413,166
Compensation, net of
tax effect                  6,171,950          865,096       6,714,508        1,125,656
                         ------------     ------------    ------------     ------------
Pro forma net income     $(23,118,208)    $  1,125,735    $(17,061,981)    $  5,287,510
                         ============     ============    ============     ============

Net income per share
As reported - Basic      $      (2.86)    $       0.42    $      (1.79)    $       1.39
As reported - Diluted    $      (2.86)    $       0.38    $      (1.79)    $       1.32
Pro forma - Basic        $      (3.90)    $       0.24    $      (2.95)    $       1.15
Pro forma - Diluted      $      (3.90)    $       0.21    $      (2.95)    $       1.09

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

Additional stock option awards are anticipated in future years.

      The weighted average fair value of options granted during the nine months ended September 30, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $18.02. The weighted average fair value of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $6.67 to $10.74 in 2004 and $4.21 to $8.01 in 2003. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                    September 30, 2004      December 31, 2003
                                    ------------------      -----------------
Dividend yield                        2.24% to 3.19%          1.96% to 2.10%
Expected volatility                 99.65% to 103.20%       105.91% to 108.73%
Risk-free interest rate               2.13% to 3.60%          2.30% to 3.94%
Expected life (in years)               3.00 to 3.60            3.00 to 6.36

Summary information about the Company's stock options outstanding at September 30, 2004:

                                                             Weighted Average     Weighted
                           Range of         Outstanding at      Contractual        Average         Exercisable at
                        Exercise Price   September 30, 2004  Periods in Years   Exercise Price   September 30, 2004
                        --------------   ------------------  ----------------   --------------   ------------------
1998 Plan                   $6.67              239,158             2.29            $ 6.67              143,907
2001 Franchise Plan     $6.67 to $9.17          15,000             2.86            $ 9.17               15,000
2002 Plan               $8.33 - $20.00         906,900             3.32            $10.74              411,126

(9) SUBORDINATED DEBT

      On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the " July 2003 Notes"), which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrant") to purchase shares of our Common Stock. We sold an aggregate of $7.5 million of Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

      The July 2003 Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the July 2003 Notes may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg Financial Markets ("Bloomberg") for the 20 consecutive trading days preceding the payment date.

      We issued Warrants to purchase shares of our Common Stock to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"). Each Warrant entitles the holder to purchase one-half of one share of our Common Stock. The total number of shares issuable upon exercise of Warrants issued to the purchasers of the July, 2003 Notes and to J. Giordano were determined after the expiration of 60 consecutive trading days following July 31, 2003, which was the date of closing of the offering and totaled 408,050. The number of shares issued upon exercise of the Warrants issued to purchasers equaled $7.5 million divided by the exercise price of the Warrants and totaled 392,356 shares. The number of shares issuable upon exercise of the Warrants issued to J. Giordano equaled $300,000 divided by the exercise price of the Warrants and totaled 15,694 shares. The exercise price of the Warrants equals 115% of the weighted-average volume price of the Common Stock on Nasdaq as reported by Bloomberg for the 60 consecutive trading days following July 31, 2003, with a maximum of $25.00 per share and a minimum of $15.00 per share. As computed, the exercise price of the Warrants equaled $19.1153. The terms of the Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type. The Warrants will be exercisable until July 31, 2006. GAAP requires that detachable warrants be valued separately from

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

debt and included in paid-in capital. Based on the terms of the unit purchase agreement with the investors in the private placement, management believes that the Warrants had zero value at the date of issuance of the July, 2003 Notes.

      On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the "September 2004 Notes"). These notes were offered and sold to accredited investors as units consisting of one note with a principal amount of $1,000 and warrants to purchase shares of our common stock, the terms of which are similar to our notes and warrants sold in July 2003, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

      The September 2004 Notes pay interest at the annual rate of 6%, mature on September 30, 2007, and rank pari passu in terms of payment and priority to the 6% Senior Subordinated Notes dated July 31, 2003 in the original principal amount of $7,500,000 that we sold in 2003. Quarterly payments of principal and interest due on these notes, like the notes we sold in 2003, may be made in cash or, at our option, in shares of our common stock. If paid in shares of common stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the common stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

      We also issued warrants to purchase shares of our common stock to the purchasers of the notes and to the placement agent in the offering, J. Giordano Securities Group. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. By comparison, the warrants we sold in 2003 are each exercisable for one-half share of common stock at an exercise price of $12.74 per whole share. The number of shares issuable upon exercise of the warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. The terms of the warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

      For the July 2003 Notes, quarterly principal and interest payments, totaling approximately $0.7 million per payment, are due on January 31, April 30, July 31, and October 31 with the last installment due on July 31, 2006. The scheduled loan payments for the July 2003 Notes for the next three years are as follows:

       For the period
       --------------
Three months ending December 31, 2004                                 $  625,000
Year ending December 31, 2005                                          2,500,000
Year ending December 31, 2006                                          1,875,000
                                                                      ----------
    Total                                                             $5,000,000
                                                                      ==========

      On or about January 31, 2004, April 30, 2004, July 31, 2004 and October 31, 2004, we paid, pursuant to the terms of the July 2003 Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued 54,014; 53,729; 49,965 and 69,200 shares of Common Stock, respectively.

      For the September 2004 Notes, quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due, beginning next year, on January 31, April 30, July 31, and October 31 with the last installment due on September 30, 2007. The scheduled loan payments for the September 2004 Notes for the next three years are as follows:

       For the period
       --------------
Year ending December 31, 2005                                        $ 4,166,668
Year ending December 31, 2006                                          4,166,668
Year ending December 31, 2007                                          4,166,664
                                                                     -----------
                                                                     $12,500,000
                                                                     ===========

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

Overview

      We are a vertically integrated insurance holding company, which, through our subsidiaries, control substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, flood insurance, homeowners' insurance and mobile home property and casualty insurance in Florida, Georgia and Louisiana through our wholly owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). American Vehicle has recently been authorized to write commercial general liability policies in Kentucky and expects to begin writing policies in that state in the near future. American Vehicle is a fully admitted insurance carrier in Florida and Louisiana and is admitted as a surplus lines carrier in Georgia and Kentucky.

      During the nine months ended September 30, 2004, 21.4%, 63.8%, 1.6% and 13.2% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc.("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly owned subsidiary, 45 franchised agencies, approximately 1,500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowner insurance and commercial general liability products. Through our wholly owned subsidiary, FedUSA, Inc. ("FedUSA"), we franchise agencies under the FedUSA name. As of September 30, 2004, franchises were granted to 48 FedUSA agencies, of which 42 were operating and 6 are pending.

                          21st Century Holding Company
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

      Assurance Managing General Agents, Inc. ("Assurance MGA"), a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

      We offer electronic tax filing services through Express Tax Service, Inc. ("Express Tax"), an 80%-owned subsidiary, as well as franchise opportunities for these services. As of September 30, 2004, there were 252 franchises granted in 19 states. Revenue is generated through franchise sales, collection of royalties on tax preparation fees, incentives from business partners as well as fees from the preparation of income tax returns and income tax refund anticipation loans. In addition, Express Tax offers tax preparation services through approximately 300 licensees nationwide.

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

Recent Events

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' insurance line of business. Approximately 7,500 policyholders have filed hurricane-related claims totaling an estimated $62.0 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $33.0 million, net of our reinsurance recoveries.

      On June 14, 2004 we announced a 3-for-2 stock split. The stock split was in the form of a stock dividend and was distributed on or about September 7, 2004, to shareholders of record at the close of business on August 23, 2004. Shareholders received three shares of common stock for every two shares of our stock held on the record date. Just prior to the three-for-two stock split, we had approximately 3,957,000 shares outstanding, and following the stock split, we had approximately 5,936,000 shares outstanding, including fractional shares that were paid in common stock. All earnings per share data included in the consolidated financial statements and notes

                          21st Century Holding Company
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

thereto have been restated after giving retroactive effect for the September 7, 2004 three-for-two stock split.

      In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. A.M. Best in 2003 had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). Federated National and American Vehicle are currently rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. We will most likely not maintain our A. M. Best ratings due to the recent hurricanes. A downgrade or withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies or from obtaining adequate reinsurance and may limit our expansion plans.

Analysis of Financial Condition
As of September 30, 2004 as Compared to December 31, 2003

      Investments.

      Investments increased $42.4 million, or 89.6%, to $89.7 million as of September 30, 2004, as compared to $47.3 million as of December 31, 2003, primarily as a result of our investment of the proceeds from an increase in written insurance premiums.

      As a result of the adverse market conditions that occurred in 2002, management more carefully monitors its concentrations, industries and asset allocations. There were no other instances of large concentrations of investment securities requiring write-downs.

      Financial Accounting Standards ("FAS") number 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FAS 115 requires that these securities be classified in three categories and given specific accounting treatment as follows:

          Classification                           Accounting Treatment
          --------------                           --------------------
Held-to-maturity                            Amortized cost
   Debt securities with the intent and
   ability to hold to maturity

Trading securities                          Fair value, with unrealized holding
   Debt and equity securities bought and    gains and losses included in operations
   held primarily for sale in the near
   term

Available-for-sale                          Fair value, with unrealized holding
    Debt and equity securities not          gains and losses excluded from earnings and reported as a
    classified as held-to-maturity or       separate component of shareholders' equity,
    trading securities                      namely "Other Comprehensive Income"

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

      In accordance with the above we have classified all of our investment portfolio as available-for-sale during the nine months ending September 30, 2004 and the year ended December 31, 2003.

      Below is a summary of unrealized gains and (losses) at September 30, 2004 and December 31, 2003 by category.

                                                         Unrealized Gains and (Losses)
                                                    ----------------------------------------
                                                    September 30, 2004     December 31, 2003
                                                    ------------------     -----------------
Fixed maturities:
  U.S. government obligations                           $(452,464)             $(793,613)
  Obligations of states and political subdivisions         (6,300)                (4,840)
                                                        ---------              ---------
                                                         (458,764)              (798,453)
                                                        ---------              ---------
Corporate securities:
  Communications                                           16,632                209,226
  Financial                                                 5,300                 14,694
  Other                                                    79,103                 45,475
                                                        ---------              ---------
                                                          101,035                269,395
                                                        ---------              ---------
Equity securities:
  Preferred stocks                                           (500)                   400
  Common stocks                                          (359,249)                 3,154
                                                        ---------              ---------
                                                         (359,749)                 3,554
                                                        ---------              ---------
Total unrealized gains and (losses)                     $(717,478)             $(525,504)
                                                        =========              =========

      For further detail, see the section titled ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Receivable for Investments Sold.

      The receivable for investments sold decreased $2.0 million, or 94.1%, to $0.1 million as of September 30, 2004, as compared to $2.1 million as of December 31, 2003. The decrease is a result of investment trading activity that occurred in late December 2003 and did not settle until early January 2004.

Prepaid Reinsurance Premiums.

      Prepaid reinsurance premiums decreased $5.3 million, or 63.4%, to $3.1 million as of September 30, 2004, as compared to $8.4 million as of December 31, 2003. The decline reflects a $7.4 decrease in our insurance subsidiaries' reliance on automobile quota-share reinsurance. During 2003 we ceded 40% of our automobile premiums to our reinsurer, and for the first nine months of 2004, the company has not ceded any automobile premiums. The decrease in prepaid reinsurance premiums was mitigated by an increase of $2.1 in prepaid catastrophic reinsurance premiums during the same nine-month period ending September 30, 2004.

Reinsurance Recoverable, Net.

      Reinsurance recoverable, net increased $23.5 million, or 212.3%, to $34.5 million as of September 30, 2004, as compared to $11.0 million as of December 31, 2003. The increase in reinsurance recoverable, net consists of $28.6 million due to our claims associated with the hurricanes experienced in August and September of 2004 mitigated by a decrease in reinsurance recoverable, net of $5.1 million.

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Deferred Policy Acquisition Costs.

      Deferred policy acquisition costs increased $5.3 million, or 303.2%, to $7.0 million as of September 30, 2004, as compared to $1.7 million as of December 31, 2003. For the nine months ended September 30, 2004, commission expense and commission income, net, were approximately $6.2 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees, totaled approximately $0.8 million. Deferred policy acquisition costs increased primarily due to a $2.7 million increase in deferred commission expenses and a $2.2 million decrease in ceded unearned commissions income during the nine months ended September 30, 2004. The increase in deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $7.4 million decline in ceded commissions and is due to the intentional absence of a quota-share agreement in place for premiums written in 2004. Deferred policy acquisition costs was formerly titled Deferred acquisition costs.

Income Taxes Recoverable

      Income taxes recoverable increased $6.4 million, or 775.1%, to $7.2 million as of September 30, 2004, as compared to $0.8 million as of December 31, 2003. The increase in Income taxes recoverable consists of the recoupment of estimated 2004 income tax payments paid in 2004 and Federal net operating loss carry-back provisions.

Unpaid Losses and Loss Adjustment Expenses.

      Unpaid losses and loss adjustment expenses increased $52.1 million, or 212.0%, to $76.7 million as of September 30, 2004, as compared to $24.6 million as of December 31, 2003. The widely publicized hurricanes during August and September of 2004 significantly affected our homeowner line of insurance products. Approximately 7,500 policyholders have filed hurricane related claims totaling an estimated $62.0 million of which we estimate that our share of the costs associated with these hurricanes will be approximately $33.0 million. Our Automobile and Commercial General Liability insurance products were not materially affected by the hurricanes. As of September 30, 2004, approximately $9.1 million has been received by us to settle hurricane losses and is reflected on our consolidated balance sheet at September 30, 2004 as Funds held under reinsurance treaties. The remainder of our expected incurred losses associated with the four hurricanes is recorded as part of our Unpaid Losses and Loss Adjustment Expenses. The following schedule reflects the activity in the liability for unpaid losses and loss adjustment expenses for the nine months ending September 30, 2004 and December 31, 2003.

                                                                    December 31,
                                             September 30, 2004        2003
                                             ------------------    ------------
Balance at January 1:                           $ 24,570,198       $ 16,983,756
   Less reinsurance recoverables                  (9,761,354)        (7,847,421)
                                                ------------       ------------
      Net balance at January 1                  $ 14,808,844       $  9,136,335
                                                ============       ============
Incurred related to:
   Current year                                 $ 57,845,208       $ 26,274,932
   Prior years                                      (103,995)         1,234,047
                                                ------------       ------------
      Total incurred                            $ 57,741,213       $ 27,508,979
                                                ============       ============
Paid related to:
   Current year                                 $ 17,796,300       $ 14,205,212
   Prior years                                     9,145,184          7,631,258
                                                ------------       ------------
      Total paid                                $ 26,941,484       $ 21,836,470
                                                ============       ============
Net balance at year-end                         $ 45,608,573       $ 14,808,844
   Plus reinsurance recoverables                  31,045,047          9,761,354
                                                ------------       ------------
      Balance at year-end                       $ 76,653,620       $ 24,570,198
                                                ============       ============

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

      Unearned Premiums.

      Unearned premiums increased by $14.4 million or, 42.0%, to $48.5 million as of September 30, 2004, as compared to $34.1 million as of December 31, 2003. The increase was due to a $20.4 million increase in unearned homeowner's insurance premiums and $2.6 million in unearned premiums associated with the commercial liability program. Offsetting these increases was a $8.7 million decrease in automobile unearned premiums. These changes reflect our emphasis on property and commercial general liability insurance products. During the quarter ending June 30, 2004, our plans to assume homeowner policies from the insurer created by the State of Florida, Citizens Property Insurance Corporation ("Citizens"), came to fruition. Of the $20.4 million increase in our homeowner's insurance unearned premiums as of September 30, 2004, 30.5 %, or $6.2 million relates to our assumption of homeowner insurance policies from Citizens.

      Funds Held Under Reinsurance Treaties

      Funds held under reinsurance treaties increased by $9.1 million, or 100% as of September 30, 2004. The increase reflects funds advanced to us under our reinsurance treaties by our reinsurers to pay hurricane related claims. Our obligation, pursuant to the reinsurance contracts, is to pay the first $10.0 million for each event before we are permitted to use the funds held under our reinsurance treaties.

Results of Operations
Three Months Ended September 30, 2004 as Compared to Three
Months Ended September 30, 2003

Gross Premiums Written.

      Gross premiums written increased $1.9 million, or 8.6%, to $24.3 million for the three months ended September 30, 2004, as compared to $22.4 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

                                         Three months ended September 30,
                                  ---------------------------------------------
                                      2004                    2003
                                  -----------              -----------
Automobile                        $ 4,045,750     16.6%    $13,960,744     62.4%
Homeowners'                        16,564,249     68.2%      5,356,294     23.9%
Commercial liability                3,389,016     13.9%      2,664,980     11.9%
Mobile home owners'                   302,785      1.3%        387,211      1.8%
                                  -----------    -----     -----------    -----
Gross written premiums            $24,301,800    100.0%    $22,369,229    100.0%
                                  ===========    =====     ===========    =====

         As noted above, our efforts to expand our lines of insurance products to emphasize products other than automobile insurance are coming to fruition. Furthermore, our assumption of policies from Citizens during the three months ended September 30, 2004 totaled 10.4% or $2.5 million of the $24.3 million of gross written premiums.

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Gross Premiums Ceded.

      Gross premiums ceded decreased $5.7 million to $0.1 million for the three months ended September 30, 2004, as compared to a charge to operations of $5.6 million for the three months ended September 30, 2003. The decrease is due to the decline in our ceded quota-share reinsurance associated with our automobile insurance. For the quarter ended September 30, 2004, we did not cede any automobile insurance premiums, as compared to a 40% cession for the same period last year.

      Increase (Decrease) in Prepaid Reinsurance Premiums.

      The change in the increase (decrease) in prepaid reinsurance premiums was $3.2 million, or $0.8 million for the three months ended September 30, 2004, compared to ($2.5) million for the three months ended September 30, 2003. The increase is due to the intentional absence of a quota-share agreement in place for premiums written in 2004 totaling $1.2 million and an increase in our catastrophic insurance premiums totaling $2.1 million.

      Decrease (Increase) in Unearned Premiums.

      Unearned premiums decreased by $2.6 million to ($0.2) million as of September 30, 2004, as compared to a charge to operations of $2.4 million as of September 30, 2003. The decrease was due to a $2.4 million increase in unearned homeowners' insurance premiums and $0.6 million in unearned premiums associated with the commercial liability insurance program. Offsetting these increases was a $3.0 million decrease in automobile unearned premiums.

      Net Investment Income.

      Net investment income increased by $0.3 million, or 63.5%, to $0.8 million for the three months ended September 30, 2004, as compared to $0.5 million for the same three month period ended September 30, 2003. The increase in investment income is a result of the additional amounts of invested assets. Also affecting our net investment income were our declining yields of 3.99% for the three months ended September 30, 2004 as compared to 4.83% for the three months ended September 30, 2003.

      Net Realized Investment Gains.

      Net realized investment gains increased by $.05 million, or 139.8% to $0.08 million for the three months ended September 30, 2004, as compared to $.03 million for the three months ended September 30, 2003. The table below depicts the gains by investment category.

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                                       Net Realized Gains (Losses)
                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                           2004          2003
                                                        ---------     ---------
Fixed maturities:
    U.S. government obligations                         $ (32,116)    $(209,334)
    Obligations of states and political subdivisions      (10,450)           --
                                                        ---------     ---------
                                                          (42,566)     (209,334)
                                                        ---------     ---------
Corporate securities:
    Communications                                             --        79,248
    Financial                                                  --          (693)
    Other                                                      --       (78,557)
                                                        ---------     ---------
                                                               --            (2)
                                                        ---------     ---------
Equity securities:
    Preferred stocks                                          (56)           --
    Common stocks                                         123,581       243,101
                                                        ---------     ---------
                                                          123,525       243,101
                                                        ---------     ---------
Total net realized gains (losses)                       $  80,959     $  33,765
                                                        =========     =========

Loss and Loss Adjustment Expenses.

      Loss and loss adjustment expenses increased by $36.0 million, or 568.9%, to $42.3 million for the three months ended September 30, 2004, as compared to $6.3 million as of September 30, 2003. The widely publicized hurricane season significantly affected our homeowners' line of insurance products. Approximately 7,500 policyholders have filed hurricane related claims totaling an estimated $62.0 million of which we estimate that our share of the costs associated with these hurricanes will be approximately $33.0 million. Our automobile and commercial general liability insurance products were not materially affected by the hurricanes. Our loss ratio, as determined in accordance with GAAP, for the three-month period ended September 30, 2004 was 167.22% compared with 53.35% for the same period in 2003. The table below reflects the loss ratios by product line.

                                             Three months ending September 30,
                                             ---------------------------------
                                               2004                     2003
                                               ----                     ----
Automobile                                   114.52%                   65.88%
Home owners                                  196.22%                   25.36%
Commercial liability                           9.86%                   50.32%
Mobile home owners                           777.05%                   24.44%
All product lines                            167.22%                   53.35%

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

Operating and Underwriting Expenses.

      Operating and underwriting expenses rose by $4.5 million, or 150.6%, to $7.4 million for the three months ended September 30, 2004, as compared to $3.0 million for the three months ended September 30, 2003. The increase is primarily associated with our cost of obtaining various types of insurance products, as well as an assessment pursuant to our participation in an insurance apportionment plan.

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Policy Acquisition Costs, Net of Amortization.

      Policy acquisition costs, net of amortization, increased by $2.4 million, charging earnings $2.5 million for the three months ended September 30, 2004, as compared to a charge to earnings of $0.12 million as of September 30, 2003. Policy acquisition costs, net of amortization consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned attributable to premiums earned during the period.

      During the three months ended September 30, 2004, the difference between the ceded commissions earned of $0.4 million and amortized costs of $2.9 million resulted in a charge to earnings of $2.5 million. The $2.4 million increase in the amortization of deferred policy acquisition costs in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned totaling $1.1 million, and increased amortized costs of $1.3 million during the three month period ended September 30, 2004. Policy acquisition costs, net of amortization was formerly titled Amortization of deferred acquisition costs, net.

Provision (Benefit) for Income Tax Expense.

      There was an income tax benefit for the three months ended September 30, 2004, compared with a provision for income taxes for the same three-month period last year. The income tax benefit is a result of the losses incurred during the third quarter of 2004. The benefit reflects our ability to carry-back our Federal income taxes and carry-forward our Florida income taxes.

Results of Operations

Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

Gross Premiums Written.

      Gross premiums written increased $17.4 million, or 30.7%, to $73.9 million for the nine months ended September 30, 2004, as compared to $56.6 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

                                         Nine months ended September 30,
                                ------------------------------------------------
                                    2004                     2003
                                -----------               ----------
Automobile                      $15,824,076      21.4%    $39,915,374      70.6%
Homeowners'                      47,131,793      63.8%     12,614,755      22.3%
Commercial liability              9,762,931      13.2%      2,664,980       4.7%
Mobile home owners'               1,210,771       1.6%      1,364,694       2.4%
                                -----------     -----     -----------     -----
Gross written premiums          $73,929,571     100.0%    $56,559,803     100.0%
                                ===========     =====     ===========     =====

      As noted above, our efforts to expand our lines of insurance products to emphasize products other than automobile insurance are coming to fruition. Furthermore, our assumption of policies from Citizens during the nine months ended September 30, 2004 totaled 18.4% or $13.6 million of the $73.9 million of gross written premiums as of September 30, 2004.

      Gross Premiums Ceded.

      Gross premiums ceded decreased $16.8 million to $1.0 million for the nine months ended September 30, 2004, as compared to a charge to operations of $15.8 million for the nine months ended September 30, 2003. The decrease is due to the decline in our ceded quota-share reinsurance associated with our automobile insurance. For the quarter ended September 30, 2004, we did not cede any automobile insurance premiums, as compared to a 40% cession for the same period last year.

      Increase (Decrease) in Prepaid Reinsurance Premiums.

      The change in the increase (decrease) in prepaid reinsurance premiums was a decrease of $2.8 million, or ($5.3) million for the nine months ended September 30, 2004, compared to ($2.5) million for the nine months ended September 30, 2003. The increase is due to the intentional absence of a quota-share agreement in place for

                          21st Century Holding Company
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

premiums written in 2004 totaling $1.2 million and an increase in our catastrophic insurance premiums totaling $2.1 million.

      Decrease (Increase) in Unearned Premiums.

      Unearned premiums increased by $9.4 million to ($14.3) million as of September 30, 2004, as compared to ($4.9) million as of September 30, 2003. The increase was due to a $15.5 million increase in unearned homeowners' insurance premiums and $0.3 million in unearned premiums associated with the commercial liability insurance program. Offsetting these increases was a $6.3 million decrease in automobile unearned premiums.

      Net Investment Income.

      Net investment income increased by $0.9 million, or 74.2%, to $2.1 million for the nine months ended September 30, 2004, as compared to $1.2 million for the same nine month period ended September 30, 2003. The increase in investment income is a result of the additional amounts of invested assets. Also affecting our net investment income are the declining yields of 0.51% for the nine months ended September 30, 2004 as compared to 5.23% for the nine months ended September 30, 2003.

      Net Realized Investment Gains.

      Net realized investment gains decreased by $1.2 million, or 82.0% to $0.3 million for the nine months ended September 30, 2004, as compared to $1.5 million for the nine months ended September 30, 2003. The table below depicts the gains by investment category.

                                                       Net Realized Gains
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2004             2003
                                                   ----------       ----------
Fixed maturities:
    U.S. government obligations                    $   30,397       $  291,427
    Obligations of states and political
      subdivisions                                    (10,566)         345,177
                                                   ----------       ----------
                                                       19,831          636,604
                                                   ----------       ----------
Corporate securities:
    Communications                                         --          118,107
    Financial                                            (219)          88,683
    Other                                                  --           57,453
                                                   ----------       ----------
                                                         (219)         264,243
                                                   ----------       ----------
Equity securities:
    Preferred stocks                                      (56)          23,555
    Common stocks                                     241,830          529,063
                                                   ----------       ----------
                                                      241,774          552,618
                                                   ----------       ----------
Total net realized gains                           $  261,386       $1,453,465
                                                   ==========       ==========

      Loss and Loss Adjustment Expenses.

      Loss and loss adjustment expenses increased by $35.7 million, or 173.7%, to $56.4 million for the nine months ended September 30, 2004, as compared to $20.6 million as of September 30, 2003. The widely publicized hurricane season significantly affected our homeowners' line of insurance products. Approximately 7,500 policyholders have filed hurricane-related claims totaling an estimated $62.0 million of which we estimate that our share of the costs associated with these hurricanes will be approximately $33.0 million. Our automobile and commercial general liability insurance products were not materially affected by the hurricanes. Our loss ratio, as determined in accordance with GAAP, for the nine month period ended September 30, 2004 was 106.11% compared with 61.95% for the same period in 2003. The table below reflects the loss ratios by product line.

                          21st Century Holding Company
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                              Nine months ending September 30,
                                              --------------------------------
                                               2004                     2003
                                               ----                     ----
Automobile                                    90.87%                   77.84%
Home owners                                  121.89%                   18.94%
Commercial liability                          17.70%                   24.44%
Mobile home owners                           281.41%                   35.06%
All product lines                            106.11%                   61.95%

      Losses and loss adjustment expense, our most significant expense, represents actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the "all lines" decrease in the loss ratio primarily to the increasingly significant operational contributions made by our lines of insurance other than automobile.

Operating and Underwriting Expenses.

      Operating and underwriting expenses rose by $5.6 million, or 67.3%, to $13.9 million for the nine months ended September 30, 2004, as compared to $8.3 million for the nine months ended September 30, 2003. The increase is primarily associated with our cost of obtaining various types of insurance products, as well as an assessment pursuant to our participation in a insurance apportionment plan.

      Policy Acquisition Costs, Net of Amortization.

      Policy acquisition costs, net of amortization, increased by $5.6 million, charging earnings by $4.6 million for the nine months ended September 30, 2004, as compared to a credit of $0.9 million as of September 30, 2003. Policy acquisition costs, net of amortization consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned attributable to premiums earned during the period.

      During the nine months ended September 30, 2004, the difference between the ceded commissions earned of $1.9 million and amortized costs of $6.5 million resulted in a charge to earnings of $4.6 million. The $3.7 million increase in the amortization of deferred policy acquisition costs in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned totaling $7.2 million, and increased amortized costs of $10.9 million during the nine month period ended September 30, 2004. Policy acquisition costs, net of amortization was formerly titled Amortization of deferred acquisition costs, net.

      Provision (Benefit) for Income Tax Expense.

      There was an income tax benefit for the nine months ended September 30, 2004, compared with a provision for income taxes for the same nine-month period last year. The income tax benefit is a result of the losses incurred during the third quarter of 2004. The benefit reflects our ability to carry-back our Federal income taxes and carry-forward our Florida income taxes.

      Liquidity and Capital Resources

      Our primary sources of capital during the nine months ended September 30, 2004 are revenues generated from operations, issuance of debt securities, investment income and borrowings under the Revolving Agreement, described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

      Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with FPF, Inc., a wholly-owned subsidiary of FlatIron ("FPF"), which gives FPF the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

      During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up $4.0 million over the next three years. We believe that this available credit is sufficient based on our current operations. Our lender, however, could decide to reduce our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. If the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender in its sole discretion suffers a material adverse change, then under the terms of the Revolving Agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced. If that occurs and we are not able to obtain working capital from other sources, then we would have to restrict our growth and, possibly, our operations.

      The amount of FPF's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. As of September 30, 2004, our interest rate was 4.75% as compared to our interest rate as of September 30, 2003 of 5.75%.

      The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at September 30, 2004 and December 31, 2003. Outstanding borrowings under the Revolving Agreement as of September 30, 2004 and December 31, 2003 were $1.3 million and $4.1 million, respectively. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on the Revolving Agreement for the nine months ended September 30, 2004 and 2003 totaled approximately $150,000 and $156,000, respectively. For the nine months ended September 30, 2004 and 2003 the effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 6.97% and 5.90%, respectively.

      On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the "July 2003 Notes"), which were offered and sold to accredited investors as units consisting of one July 2003 Note with a principal amount of $1,000 and warrants (the "2003 Warrants") to purchase shares of our Common Stock. We sold an aggregate of $7.5 million of July 2003 Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

      The July 2003 Notes pay interest at the annual rate of 6%, are subordinated to senior debt of the Company, and mature on July 31, 2006. Quarterly payments of principal and interest due on the July 2003 Notes may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

                          21st Century Holding Company
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"), each entitle the holder to purchase 3/4 of one share of our Common Stock at an exercise price of $12.7435 per whole share (as adjusted for the Company's three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 408,050. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the 2003 Warrants had zero value at the date of issuance.

      On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the "September 2004 Notes"). These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the "2004 Warrants"), the terms of which are similar to our July 2003 Notes and 2003 Warrants, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

      The September 2004 Notes pay interest at the annual rate of 6%, mature on September 30, 2007, and rank pari passu in terms of payment and priority to the July 2003 Notes. Quarterly payments of principal and interest due on the September 2004 Notes, like the July 2003 Notes, may be made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

      The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. The terms of the 2004 Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

      On or about October 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and October 31, 2004, we paid, pursuant to the terms of the July 2003 Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued 61,792, 54,014, 53,729, 49,965 and 69,200 shares of Common Stock, respectively.

                          21st Century Holding Company
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

      For the September 2004 Notes, quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due beginning next year on January 31, April 30, July 31, and October 31, with the last installment due on September 30, 2007.

      For the nine months ended September 30, 2004, operations generated net operating cash flow of $40.8 million as compared to $12.9 million for the nine months ended September 30, 2003. Gross cash flow provided by operations generated approximately $87.2 million, mostly by an increase of unpaid losses and loss adjustment expenses totaling $52.1 million. Other cash was provided by a $14.3 million increase in unearned premiums and $9.1 million received and reflected as funds held under reinsurance treaties. Additional cash was provided by operating activities from prepaid reinsurance premiums totaling $5.3 million and premium deposits totaling $1.9 million, in conjunction with premiums receivable of $1.6 million and financed contracts receivable of $1.3 million. Uses of cash during the nine months ended September 30, 2004 included $23.5 million due from reinsurance, net; $7.2 million due from income taxes deferred and recoverable; $5.3 million for policy acquisition costs, net of amortization; in conjunction with net losses of $10.3 million. For the nine months ended September 30, 2003, operations generated net operating cash flow of $15.0 million as compared to $12.0 million for the same nine months ending September 30, 2003. Gross cash flow from operations generated approximately $25.2 million, mostly by an increase in unpaid loss and loss adjustment expenses totaling $7.0 million, increased unearned premiums liability totaling $4.9 million, increased prepaid reinsurance premiums totaling $2.6 million and exercised stock options totaling $2.3 million, in conjunction with net income of $6.4 million. We do not expect our operations to generate positive cash flow in the fourth quarter as the Company settles its claims relating the four hurricanes that occurred in August and September of 2004. We currently expect positive operating cash flow to resume during 2005.

      Our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $41.2 million and $20.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. We anticipate that cash flow will be provided by investing activities during the fourth quarter of 2004, because the Company expects to liquidate certain of its investments to settle claims relating the four hurricanes that occurred in August and September 2004. We currently expect cash flow used in investing activities to resume during 2005.

      Net cash provided by financing activities was $11.0 million for the nine months ended September 30, 2004, primarily reflecting the sale of the September 2004 Notes. Other cash sources include $2.7 million from the exercise of stock options. Cash used in financing activities include $2.8 million for revolving credit outstanding and $1.4 million used to pay dividends. Net cash generated from financing activities was $4.8 million for the nine months ended September 30, 2003. This primarily reflected the receipt of $6.9 million from the issuance of the July 2003 Notes, offset by $0.8 million paid in dividends and $1.5 million paid to reduce the revolving credit outstanding. The Company believes that its current capital resources, including the net proceeds from the sale of its July 2003 and September 2004 Notes described above, together with cash flow from the Company's operations, will be sufficient to meet its currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

      To retain our certificates of authority, Florida insurance laws and regulations require that Federated National and American Vehicle maintain capital surplus equal to the greater of 10% of its liabilities or the 2003 statutory minimum capital and surplus requirement of $3.60 million as defined in the Florida Insurance Code. As of September 30, 2004, Federated National was not in compliance with its requirement to maintain capital surplus equal to the greater of 10% of its liabilities by approximately $0.3 million. Based on Federated National's payment patterns associated with the settlement of its claims, compliance with the 10% provision has been fully restored by the filing of this Report and the Company does not currently anticipate any regulatory action relative to this matter. American Vehicle remains in compliance with statutory minimum capital and surplus requirement.

      The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of September 30, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Pursuant to verbal representations made to us by senior officials from the Florida Office of Insurance Regulation ("OIR") of the Florida Department of Financial Services, strict adherence to the prescribed premium-to-capital surplus ratio requirement may not be immediately imposed. The Company is in regular communications with the OIR and has complied with their verbal requests and has relied on their verbal representation that immediate regulatory action will not be imposed relative to its non-compliance with the prescribed premium-to-capital surplus ratio. American Vehicle is in compliance with the prescribed premium-to-capital surplus ratios.

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

      No dividends were paid by Federated National or American Vehicle during the nine months ending September 30, 2004 or the year ending December 31, 2003, and none are anticipated to be paid in 2005. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Department of Financial Services will allow any dividends in excess of the amount available to be paid by Federated National or American Vehicle in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company. The ability to pay dividends also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company, following any dividend or distribution by it, be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

      Insurance companies are required to comply with the risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC's risk-based capital requirements are a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's risk-based capital standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. Based on calculations using the appropriate NAIC formula and the respective insurance company data for the year ended December 31, 2003, both of the insurance companies total adjusted capital were in excess of ratios that would require regulatory action. GAAP differs in some respects from statutory reporting practices prescribed or permitted by the Florida Department of Financial Services. Federated National's and American Vehicle's statutory capital surplus levels as of September 30, 2004 were approximately $8.0 million and $15.0 million, respectively, and their statutory net income (loss) for the nine months ended September 30, 2004 was ($16.6) million and $0.2 million, respectively.

      Federated National entered into an agreement with the insurer created by the State of Florida, Citizens, to assume the unexpired portion of specifically chosen homeowner insurance policies on varying dates during May, June and July 2004. As part of the assumption agreement, certain provisions provide for a "take out" bonus to be paid to Federated National based upon the successful retention of the assumed policies for the next three years, subject to certain qualifications. Citizens has agreed to fund an escrow account in the name of both Citizens and Federated National in accordance with the contract provisions; however, Federated National is prevented from recognizing the take-out bonus until it has fulfilled its policyholder retention responsibilities, which is expected to be some time subsequent to May 2007. As of September 30, 2004, the escrow account has been funded for $2.9 million and, in accordance with GAAP, is not included in either our consolidated balance sheet or our consolidated statements of operations.

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

      Insurance premiums are established before we know the amount of loss and loss adjustment expense and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increased levels of inflation could cause increases in the dollar amount of incurred loss and loss adjustment expenses and thereby materially adversely affect future liability requirements.

                          21st Century Holding Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", in our Annual Report on Form 10-K as of December 31, 2003. No material changes have occurred in market risk since this information was disclosed except as discussed below.

      Our investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2004 follows:

                                                                                                       Unrealized
                                                                                                              Gain
                                                      Amortized Cost             Fair Value              (Loss)
                                                      --------------             ----------              ------
Fixed maturities:
    U.S. government obligations                 $54,729,524      60.55%    $54,277,060      60.52      $  (452,464)
    Obligations of states and
      political subdivisions                     21,623,036      23.92%     21,616,736      24.11%          (6,300)
                                                -----------      -----     -----------      -----      -----------
                                                 76,352,560      84.47%     75,893,796      84.63%        (458,764)
                                                -----------      -----     -----------      -----      -----------

Corporate securities:
    Communications                                1,190,007       1.31%      1,197,663       1.34%           7,656
    Financial                                     1,800,000       1.99%      1,805,300       2.01%           5,300
    Other                                         3,711,787       4.11%      3,799,866       4.24%          88,079
                                                -----------      -----     -----------      -----      -----------
                                                  6,701,794       7.41%      6,802,829       7.59%         101,035
                                                -----------      -----     -----------      -----      -----------

Equity securities:
    Preferred stocks                                 50,000       0.06%         49,500       0.05%            (500)
    Common stocks                                 7,290,153       8.06%      6,930,904       7.73%        (359,249)
                                                -----------      -----     -----------      -----      -----------
                                                  7,340,153       8.12%      6,980,404       7.78%        (359,749)
                                                -----------      -----     -----------      -----      -----------
Total fixed, corporate and equity securities    $90,394,507     100.00%    $89,677,029     100.00      $  (717,478)
                                                ===========     ======     ===========     ======      ===========

      As of September 30, 2004, there was one obligation of a state subdivision that represented approximately 7% of the amortized cost of the entire investment portfolio.

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

      Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commissions on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have tentatively agreed to settle the case. The parties are currently negotiating the final terms of a Memorandum of Understanding, which will have to be executed by the parties and then approved by the court. We have reserved and charged against fourth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

      On July 31, 2004 and October 31, 2004 we issued an aggregate of 49,965 and 69,200 shares, respectively, of our common stock to holders of our Notes in payment of the quarterly interest and principal payments due pursuant to the terms of the Notes. These shares were issued without registration under the Securities Act of 1933 (the "Act") by reason of the exemption from registration pursuant to Section 4(2) of the Act and Regulation D thereunder.

      On September 30, 2004, we completed a private placement of our September 2004 Notes and 2004 Warrants (see "Liquidity and Capital Resources" under Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations, above). These securities were issued without registration under the Act by reason of the exemption from registration pursuant to Section 4(2) of the Act and Regulation D thereunder.


Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

                          21st Century Holding Company
                               Other Information

Item 5

Other Information

None.

Item 6

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

                                        21st CENTURY HOLDING COMPANY


                                        By: /s/ Richard A. Widdicombe
                                           -------------------------------------
                                           Richard A. Widdicombe,
                                           Chief Executive Officer


                                            /s/ James G. Jennings III
                                           -------------------------------------
                                           James G. Jennings III,
                                           Treasurer and Chief Financial Officer

Date: November 15, 2004