Form 10-K
period 2004-12-31
21ST CENTURY HOLDING CO
filed 2005-03-31
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
      [X]Annual Report under Section 13 or 15(d) of the Securities Act of 1934 For the fiscal year ended December 31, 2004
                                       or
      [_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of _____________to_______________

                        Commission file number: 0-2500111

                          21st Century Holding Company
             (Exact name of registrant as specified in its Charter)

            Florida                                       65-0248866
  -----------------------------------     --------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No)

  3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33313
 ------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code (954) 581-9993

      Securities registered pursuant to Section 12(b) of the Exchange Act: None


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, par value $0.01 per share
                  Redeemable Warrants expiring July 31, 2006
                  Redeemable Warrants expiring September 30, 2007
                             (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No  [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).

Yes   [_]         N   [X]

      The aggregate market value of the Issuer's common stock held by non-affiliates (based on the last sale price of the common stock as reported by the Nasdaq National Market) on June 30, 2004 was: $55,606,662.

      As of June 30, 2004, there were 5,558,347 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

21st Century Holding Company's definitive proxy statement for its 2005 annual meeting of shareholders will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such definitive proxy statement will be incorporated by reference into Part III, Items 10, 11, 12,13 and 14 hereof.

                          21st Century Holding Company


PART I........................................................................5

ITEM  1. BUSINESS.............................................................5

     GENERAL..................................................................5
     RECENT DEVELOPMENTS......................................................6
     BUSINESS STRATEGY........................................................8
     INSURANCE OPERATIONS AND RELATED SERVICES................................9
        General...............................................................9
        Nonstandard Automobile................................................9
        Standard Automobile..................................................10
        Homeowners' and Mobile Homeowners'...................................10
        Flood................................................................11
        Commercial General Liability.........................................11
        Future Products......................................................11
        Assurance MGA........................................................11
        Superior Adjusting...................................................11
        Federated Premium Finance............................................11
        Discontinued Operations..............................................13
          Tax Preparation Services and Ancillary Services....................13
          Franchise Operations...............................................13
     MARKETING AND DISTRIBUTION..............................................13
     REINSURANCE.............................................................14
     LIABILITY FOR UNPAID LOSSES AND LAE.....................................16
     COMPETITION.............................................................21
     REGULATION..............................................................21
        General..............................................................21
        Insurance Holding Company Regulation.................................24
        Finance Company Regulation...........................................24
        Underwriting and Marketing Restrictions..............................24
        Legislation..........................................................24
        Industry Ratings Services............................................24
     EMPLOYEES...............................................................24
     SENIOR MANAGEMENT.......................................................25
     GLOSSARY OF SELECTED TERMS..............................................25

ITEM  2. PROPERTIES..........................................................27

ITEM  3. LEGAL PROCEEDINGS...................................................27

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................27

PART II......................................................................28

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.............................................................28

     (a)     MARKET INFORMATION..............................................28
     (b)     HOLDERS ........................................................28
     (c)     DIVIDENDS.......................................................28
     (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
                COMPENSATION PLANS...........................................28
ITEM  6. SELECTED FINANCIAL DATA.............................................29

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................31

     OVERVIEW................................................................31
     CRITICAL ACCOUNTING POLICIES............................................32
     ACCOUNTING CHANGES......................................................32
     ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AS
         COMPARED TO DECEMBER 31, 2003.......................................33
             Investments.....................................................33
             Receivable for Investments Sold.................................33

                          21st Century Holding Company


             Finance Contracts...............................................33
             Prepaid Reinsurance Premiums....................................33
             Premiums Receivable.............................................34
             Reinsurance Recoverable - net...................................34
             Deferred Acquisition Costs - net................................34
             Income Tax Recoverable..........................................34
             Goodwill........................................................34
             Other Assets....................................................34
             Unpaid Losses and Loss Adjustment Expenses......................35
             Unearned Premium................................................35
             Bank Overdraft..................................................35
             Deferred Income from sale of agency operations..................35
             Subordinated Debt...............................................35
     RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 COMPARED
         TO YEAR ENDED DECEMBER 31, 2003.....................................36
             Gross Premiums Written..........................................36
             Gross Premiums Ceded............................................36
             Increase (Decrease) in Prepaid Reinsurance Premiums.............36
             Increase in Unearned Premiums...................................36
             Managing General Agent Fees.....................................36
             Net Investment Income...........................................36
             Net Realized Investment Gains (Losses)..........................36
             Losses and LAE..................................................36
             Salaries and Wages..............................................37
             Interest expense................................................38
             Policy Acquisition Costs, Net of Amortization...................38
     RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2003 COMPARED
        TO YEAR ENDED DECEMBER 31, 2002......................................38
             Gross Premiums Written..........................................38
             Gross Premiums Ceded............................................39
             Increase (Decrease) in Prepaid Reinsurance Premiums.............39
             Increase in Unearned Premiums...................................39
             Managing General Agent Fees.....................................39
             Net Investment Income...........................................39
             Net Realized Investment Gains (Losses)..........................39
             Losses and LAE..................................................40
             Salaries and Wages..............................................40
             Policy Acquisition Costs, Net of Amortization...................40
        LIQUIDITY AND CAPITAL RESOURCES......................................41
        IMPACT OF INFLATION AND CHANGING PRICES..............................43
        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)........................44

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....46

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................48

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............49
        CONSOLIDATED BALANCE SHEETS..........................................50
        CONSOLIDATED STATEMENTS OF OPERATIONS................................51
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           AND COMPREHENSIVE INCOME (LOSS)...................................52
        CONSOLIDATED STATEMENTS OF CASH FLOWS................................53
          (1) ORGANIZATION AND BUSINESS......................................55
          (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES.......56
             (a) CASH AND CASH EQUIVALENTS...................................56
             (b) INVESTMENTS.................................................56
             (c) PREMIUM REVENUE.............................................56
             (d) DEFERRED ACQUISITION COSTS..................................56
             (e) PREMIUM DEPOSITS............................................56
             (f) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES..................57
             (g) COMMISSION INCOME...........................................57
             (h) FINANCE REVENUE.............................................57
             (i) CREDIT LOSSES...............................................57
             (j) MANAGING GENERAL AGENT FEES.................................58
             (k) POLICY FEES.................................................58
             (l) REINSURANCE.................................................58
             (m) INCOME TAXES................................................58
             (n) CONTINGENT REINSURANCE COMMISSION...........................58

                          21st Century Holding Company

             (o) CONCENTRATION OF CREDIT RISK................................59
             (p) ACCOUNTING CHANGES..........................................59
             (q) USE OF ESTIMATES............................................59
             (r) NATURE OF OPERATIONS........................................60
             (s) FAIR VALUE..................................................60
             (t) GOODWILL....................................................61
             (u) STOCK OPTION PLANS..........................................61
             (v) PROPERTY, PLANT AND EQUIPMENT...............................62
             (w) RECLASSIFICATIONS...........................................62
          (3) INVESTMENTS....................................................62
             (a) FIXED MATURITIES AND EQUITY SECURITIES......................62
             (b) MORTGAGE LOANS..............................................64
          (4) FINANCE CONTRACTS RECEIVABLE...................................64
          (5) PROPERTY, PLANT AND EQUIPMENT..................................65
          (6) REINSURANCE....................................................65
          (7) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES.....................67
          (8) REVOLVING CREDIT OUTSTANDING...................................68
          (9) INCOME TAXES...................................................69
          (10) REGULATORY REQUIREMENTS AND RESTRICTIONS......................71
          (11) COMMITMENTS AND CONTINGENCIES.................................73
          (12) LEASES........................................................74
          (13) RELATED PARTY TRANSACTIONS....................................74
          (14) NET INCOME (LOSS) PER SHARE...................................74
          (15) SEGMENT INFORMATION...........................................75
          (16) STOCK COMPENSATION PLANS......................................77
          (17) EMPLOYEE BENEFIT PLAN.........................................79
          (18) ACQUISITIONS..................................................79
          (19) COMPREHENSIVE INCOME (LOSS)...................................79
          (20) AUTHORIZATION OF PREFERRED STOCK..............................80
          (21)  21ST CENTURY HOLDING COMPANY.................................80
          (22) SUBORDINATED DEBT.............................................82
          (23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY CASUALTY INSURANCE OPERATIONS....................83
          (24) DISCONTINUED OPERATIONS.......................................84
          (25) SUBSEQUENT EVENTS.............................................84

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................86

ITEM 9A.       CONTROLS AND PROCEDURES.......................................86

     (a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES................86
     (b)     CHANGES IN INTERNAL CONTROLS....................................86

ITEM 9B.       OTHER INFORMATION.............................................86

PART III.....................................................................86

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................86

ITEM  11. EXECUTIVE COMPENSATION.............................................86

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....86

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................86

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................87

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8K..............................................87

                          21st Century Holding Company

General information about 21st Century Holding Company can be found at www.21stcenturyholding.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

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

      The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); catastrophe losses; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments, including with respect to state-sponsored catastrophe loss funds; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature and the type of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; the availability and terms of reinsurance; insurance agents; claims experience; ratings by industry services; changes in driving patterns and loss trends; reliance on key personnel; acts of war and terrorist activities; court decisions and trends in litigation; construction and property owners' repair costs; health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

      You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise. In addition, readers should be aware that generally accepted accounting principles, or GAAP, prescribes when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

PART I
------

ITEM 1.           BUSINESS
-------           --------

GENERAL

      21st Century Holding Company ("21st Century") is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, homeowners' and mobile home property and casualty insurance in Florida, Georgia and Louisiana through our wholly owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). American Vehicle has recently been authorized to write commercial general liability policies in Kentucky and Texas and expects to begin writing policies in that state in the near future. American Vehicle is a fully admitted insurance carrier in Florida, Louisiana and Texas and is admitted as a surplus lines carrier in Georgia and Kentucky.

      During the year ended December 31, 2004, 63.8%, 21.4%, 1.6% and 13.2% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida and our telephone number is (954) 581-9993.

                          21st Century Holding Company

RECENT DEVELOPMENTS

Impact of 2004 Hurricane Season

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. Since then, we have been receiving and processing claims made under our homeowners' and mobile home owners' policies, a process that is expected to be substantially completed during the first half of 2005. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' insurance line of business. As of December 31, 2004, approximately 8,500 policyholders had filed hurricane-related claims totaling an estimated $105.4 million, of which we currently estimate that our share of the costs associated with these hurricanes will be approximately $43.5 million, net of our reinsurance recoveries and amortized reinstatement premiums.

      We have a reinsurance structure that is a combination of private reinsurance and the Florida Hurricane Catastrophe Fund (FHCF). For each catastrophic occurrence, the excess of loss treaty will insure us for $24 million with the company retaining the first $10 million of loss and loss adjustment expense ("LAE") There are two layers involved with our excess of loss reinsurance treaties, the $24 million is considered the 1st layer. The treaty has a provision which, for an additional prorated premium will insure us for another $24 million of loss and LAE for subsequent occurrences with the company retaining the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charles and Frances the company has exhausted its recoveries of $48 million under the terms of this treaty.

      The 2nd layer of our excess of loss treaty insures us for an additional $34 million in excess of the $34 million 1st layer noted above with the same reinstatement provision. The excess of loss treaties expire on June 30, 2005 and the company is negotiating a new reinsurance treaty.

      The FCAT treat provides protection for 90% of loss and LAE and attaches at approximately $36.2 million. This treaty inures to the benefit of our excess of loss treaty and expires on June 1, 2005. For a further discussion of our reinsurance please see our section titled "REINSURANCE"

      Since our initial preliminary provision for losses from these hurricanes of $33 million, net of reinsurance recoveries, as of September 30, 2004, we revised our provision for losses as described above. Because the storms occurred during the third quarter of 2004, we were not able to complete physical inspections of a sufficiently large percentage of claims, nor were complete repair estimates available. During the fourth quarter of 2004, as physical property inspections and repair estimates were completed, our initial estimates of losses for these storms were increased to reflect increased estimates of claim severity on our homeowners' policies in Florida. We do not currently anticipate further material increases to our loss estimates from the 2004 hurricanes.

      In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. A.M. Best in 2003 had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries "NR-4 Not rated, company's request". The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from obtaining adequate reinsurance, or from borrowing on our line of credit, as described below. Federated National and American Vehicle are currently rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc.

      To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or $4.0 million, as defined in the Florida Insurance Code. As of December 31, 2004, Federated National and American Vehicle were in compliance with statutory minimum capital and surplus requirement.

      The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four 2004 hurricanes. As a result of a $6.1 million capital contribution made during the first quarter of 2005 from 21st Century, Federated National's compliance with the prescribed premium-to-capital surplus ratios has been restored. American Vehicle has remained in compliance with the prescribed premium-to-capital surplus ratios.

      Throughout the post-hurricane period, we have been and continue to be in regular communications with the Florida Office of Insurance Regulation and have complied with the office's verbal requests. We have relied on the office's verbal representation that regulatory action will not be imposed at this time because of Federated National's non-compliance with the prescribed premium-to-capital surplus ratio.

                          21st Century Holding Company

      In the aftermath of the hurricanes in Florida, the Florida Office of Insurance Regulation issued emergency orders that imposed a moratorium on cancellations and non-renewals of various types of insurance coverages and that require mediation to resolve disputes over personal property insurance claims. For personal residential and commercial residential policies, the moratorium ran through November 30, 2004. The orders also prohibit cancellations or non-renewals based solely upon claims resulting from the hurricanes.

      We believe that our company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include our revolving loan from Flatiron Funding Company LLC, sales of our securities such as our September 2004 private placement described below, possible sales of our investment securities, and our earnings from operations and investments. Additional unexpected catastrophic events in our market areas, such as the 2004 hurricanes, have resulted and will result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital or increase our earnings in our other divisions. During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up to $4.0 million over the next three years. Our lender could determine to change our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. Pursuant to our loan agreement, if the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender (in its sole and absolute discretion) suffers a material adverse change, then under the terms of our loan agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced if we do not have other collateral qualifying as eligible collateral. As of December 31, 2004, policies written by Federated National were not considered by our lender to be eligible collateral. In March 2005, our lender agreed to permit policies written by Federated National to be eligible collateral up to $165,000. We currently believe that our available credit under this loan agreement will be sufficient based on our current operations. If policies written by our insurance subsidiaries again do not qualify as eligible collateral under our loan agreement and we are not able to obtain working capital from our operations or other sources, then we would have to restrict our growth and, possibly, our operations.

      Although we believe that the occurrence of four hurricanes hitting Florida within one year has not previously occurred for as long as records for weather events have been kept, some weather analysts believe that a period of greater hurricane activity has begun. To address this possibility, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

Sale of Assets Related to Our Non-Standard Automobile Insurance Agency Business

      On December 31, 2004, we, along with our wholly owned subsidiaries, Federated Agency Group, Inc., Fed USA, Inc. and Assurance Managing General Agents, Inc., sold certain assets related to our non-standard automobile insurance agency business located in Florida to Fed USA Retail, Inc. and Fed USA Franchising, Inc. As consideration for these assets, we received a cash payment at closing of $7,000,000. In addition, we are entitled to receive an additional payment of up to $2,500,000 calculated based on 10% of the "Gross Net Written Premiums" (as defined in the asset purchase agreement) through our two insurance company subsidiaries, Federated National and American Vehicle, or through any insurance company affiliated with the buyers for gross net written premiums that exceed $15,000,000 in the aggregate and that are less than $40,000,000 in the aggregate with respect to agency business written by the buyers during the 12-month period following the closing. Fed USA Retail, Inc. and Fed USA Franchising, Inc., which also assumed certain liabilities related to the assets that were sold, are affiliates of Affirmative Insurance Holdings, Inc., an insurance holding company based in Addison, Texas. Affirmative has agreed to guarantee the buyers' obligations to make the post-closing payment described above.

Sale of Express Tax

      Effective  January  1,  2005,  we sold our 80%  interest  in  Express  Tax
Service, Inc. ("Express Tax"), along with its wholly owned subsidiary, EXPRESSTAX Franchise Corporation. The purchasers were Robert J. Kluba, the president of Express Tax and the holder of the 20% minority interest in Express Tax, and Robert H. Taylor. In exchange for our shares, we received a net cash payment of $311,351, which reflected a purchase price of $660,000 less $348,649. in inter-company receivables we owed to Express Tax. In addition, we received a payment of $1,200,000 in exchange for our agreement not to compete with the current businesses of Express Tax for five years after the sale.

                          21st Century Holding Company

Private Placement

      On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007. These notes were offered and sold to accredited investors as units consisting of one note with a principal amount of $1,000 and warrants to purchase shares of our common stock, the terms of which are similar to our notes and warrants sold in July 2003, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

      The notes pay interest at the annual rate of 6%, mature on September 30, 2007, and rank pari passu in terms of payment and priority to the 6% Senior Subordinated Notes due July 31, 2006 in the original principal amount of $7,500,000 that we sold in 2003. Quarterly payments of principal and interest due on these notes, like the notes we sold in 2003, may be made in cash or, at our option, in shares of our common stock. If paid in shares of common stock, the number of shares to be issued shall be determined by dividing the payment due by 95% of the weighted-average volume price for the common stock on Nasdaq as reported by Bloomberg Financial Markets for the 20 consecutive trading days preceding the payment date.

      We also issued warrants to purchase shares of our common stock to the purchasers of the notes and to the placement agent in the offering, J. Giordano Securities Group. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the warrants issued to the purchasers in our 2004 private placement equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. The terms of the warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

Stock Split

      On September 7, 2004, we completed a three-for-two stock split in the form of a stock dividend, whereby shareholders received three shares of common stock for every two shares of our common stock held on the record date. Just prior to the three-for-two stock split, we had approximately 3,957,000 shares outstanding, and following the stock split, we had approximately 5,936,000 shares outstanding.


BUSINESS STRATEGY

      Although our operations were dominated in the latter part of 2004 by the claims made in connection with the four hurricanes, we expect that in 2005 we will return to a focus on the key aspects of our business strategy. We will seek continued growth of our business by capitalizing on the efficiencies of our business model and by:

o     expanding into additional states.  Currently, we have obtained licenses to
      underwrite  and  sell  our  insurance  products  in  Alabama,   Texas  and
      Louisiana;

o a shift in emphasis of our product mix to balance our nonstandard automobile insurance products with our continued emphasis on homeowners' and commercial general liability lines of insurance and by expanding our product offerings to include other insurance products, subject to regulatory approval;

o employing our business practices developed and used in Florida in our expansion to other selected states;

o maintaining a commitment to provide high quality customer service to our agents and insureds;

o encouraging agents to place a high volume of high quality business with us by providing them with attractive commission structures tied to premium levels and loss ratios;

o forming a strategic relationship with Affirmative, the parent company of the purchasers of our non-standard agency assets located in Florida, which is intended to enable us to market our insurance products through Affirmative's retail distribution network and which, in turn, should increase our revenues. For more information regarding this strategic relationship, please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K; and

o additional strategies that may include possible acquisitions or further dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

                          21st Century Holding Company

      There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

INSURANCE OPERATIONS AND RELATED SERVICES

General

      We underwrite personal automobile, homeowners' and mobile home property casualty insurance through Federated National and personal automobile property and casualty insurance and commercial general liability insurance through American Vehicle. Federated National and American Vehicle are both currently licensed to conduct business in Florida as domestic admitted insurers. American Vehicle is also licensed to conduct business in Texas and Louisiana as an admitted foreign insurer and in Georgia and Kentucky as a non-admitted foreign insurer. American Vehicle has been approved for admission into Alabama, subject to our funding of a statutorily required deposit, which is in process.

      The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

                                                                              Years Ended December 31
                                                    ----------------------------------------------------------------------------
                                                              2004                      2003                        2002
                                                    ----------------------     ----------------------      ---------------------
                                                     Premium       Percent      Premium       Percent      Premium       Percent
                                                    ---------      -------     ---------     --------      -------       -------
                                                                               (Dollars in Thousands)
Gross written premiums:
          Automobile                                $  24,239        24.1%      $  49,298       67.5%      $  52,586       83.4%
          Homeowners                                   62,400        62.0%         16,804       23.0%          8,670       13.8%
          Mobile Home                                   1,513         1.5%          1,739        2.4%          1,780        2.8%
          Commercial General Liability                 12,510        12.4%          5,151        7.1%             --        0.0%
                                                    ---------       ------      ---------      ------      ---------      ------

                  Total gross written premiums      $ 100,662       100.0%      $  72,992      100.0%      $  63,036      100.0%
                                                    =========       ======      =========      ======      =========      ======

Ceded premiums:
          Automobile                                $    (992)       (6.4%)     $  22,091      100.0%      $  27,765      100.0%
          Homeowners                                   14,932        96.4%             --        0.0%             --        0.0%
          Mobile Home                                   1,546        10.0%             --        0.0%             --        0.0%
          Commercial General Liability                     --         0.0%             --        0.0%             --        0.0%
                                                    ---------       ------      ---------      ------      ---------      ------

                  Total ceded premiums              $  15,486       100.0%      $  22,091      100.0%      $  27,765      100.0%
                                                    =========       ======      =========      ======      =========      ======

Net written premiums
          Automobile                                $  25,231        29.6%      $  27,207       53.5%      $  24,821       70.4%
          Homeowners                                   47,468        55.7%         16,804       33.0%          8,670       24.6%
          Mobile Home                                     (33)        0.0%          1,739        3.4%          1,780        5.0%
          Commercial General Liability                 12,510        14.7%          5,151       10.1%             --        0.0%
                                                    ---------       ------      ---------      ------      ---------      ------

                  Total net written premiums        $  85,176       100.0%      $  50,901      100.0%      $  35,271      100.0%
                                                    =========       ======      =========      ======      =========      ======

      During the years ended December 31, 2004, 2003 and 2002, we marketed our insurance products through a network of company-owned agencies, franchised agencies, independent agents and general agents. Because we sold our company-owned agencies and franchised agencies at the end of 2004, in 2005 and thereafter we expect to continue to market our products through our existing network of independent agents and general agents.

NONSTANDARD AUTOMOBILE

      Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. Underwriting standards for preferred and standard coverage have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is mitigated because premiums usually are written at higher rates than those written for standard insurance coverage.

                          21st Century Holding Company

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance only in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive, and $50,000 for collision. The average annual premium on policies currently in force is approximately $1,057, as compared to $751 for 2003, and represented approximately 97.25% of our written premiums for automobile insurance as of the year ended December 31, 2004. Both Federated National and American Vehicle underwrite this coverage on an annual and semi-annual basis.

      Due to the purchasing habits of nonstandard automobile insureds (for example, nonstandard automobile insureds tend seek the least expensive insurance required of the policyholder by statute that satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. Our experience has been that a significant number of existing nonstandard policyholders allow their policies to lapse and then reapply for insurance as new policyholders. Our average policy renewal rate for our nonstandard policies is 35% to 40% on policies that mature to full term. The success of our nonstandard automobile insurance program, therefore, depends in part on our ability to replace non-renewing insureds with new policyholders through marketing efforts.

STANDARD AUTOMOBILE

      Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. Federated National underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies currently in force is approximately $1,402, as compared to $1,472 for 2003, and represented approximately 2.75% of our written premiums for automobile insurance as of the year ended December 31, 2004.

HOMEOWNERS' AND MOBILE HOMEOWNERS'

      We underwrite homeowners' insurance principally in Central and Southern Florida. Homeowners' insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limits on homeowners' insurance are generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Our property insurance products typically provide maximum coverage in the amount of $200,000, with the average policy limit being approximately $250,000. The approximate average premium on the policies currently in force is approximately $1,571, as compared to $1,050 for 2003, and the typical deductible is $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

      We underwrite homeowners' insurance for mobile homes, principally in Central and Northern Florida, where we believe that the risk of catastrophe loss from hurricanes is in a typical year less than in other areas of the state. Mobile homeowners' insurance generally involves the potential for above-average loss exposure, as compared to homeowners' insurance. In the absence of major catastrophe losses, however, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home-property and casualty insurance. Additionally, our property lines for mobile homes typically provide maximum coverage in the amount of $75,000, with the average policy limit being approximately $31,000. In addition, we presently limit our mobile home coverage to no more than 10% of our underwriting exposure. The average annual premium on policies currently in force is approximately $315 and remains unchanged from 2003. The typical non-hurricane deductible is $500 and generally 2% of the coverage amount for the structure for hurricane-related claims.

      Federated National incurred significant losses relative to its homeowner's and mobile homeowners' insurance lines of business as a result of the four Florida hurricanes in 2004. Approximately 8,500 policyholders have filed hurricane-related claims totaling an estimated $105.4 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $43.5 million, net of reinsurance recoveries and amortized reinstatement premiums. For a further discussion of our reinsurance please see our section titled "REINSURANCE"

      Since our initial preliminary provision for losses from these hurricanes of $33 million, net of reinsurance recoveries, as of September 30, 2004, we revised our provision for losses as described above. Because the storms occurred during the third quarter of 2004, we were not able to complete physical inspections of a sufficiently large percentage of claims, nor were complete repair estimates available. During the fourth quarter of 2004, as physical property inspections and repair estimates were completed, our initial estimates of losses for these storms were increased to reflect increased estimates of claim severity on our homeowners' policies in Florida. We do not currently anticipate further materials increases to our loss estimates from the 2004 hurricanes.

                          21st Century Holding Company

      We continue to evaluate the premium rates that our property insurance policyholders are charged and have implemented an average rate increase of 21.9% for new and renewal policies in effect as of December 1, 2004 and December 15, 2004, respectively. These increases in premium rates are subject to approval by the Florida Office of Insurance Regulation. There can be no assurances that our requested rate increases will be approved.

FLOOD

      We write flood insurance through the National Flood Insurance Program ("NFIP"). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is $300 with limits up to $250,000.

COMMERCIAL GENERAL LIABILITY

      We underwrite commercial general liability insurance for approximately 250 classes of artisan contracting trades (excluding home-builders and developers) and for certain special events. The limits of liability range from $100,000 per occurrence and $200,000 policy aggregate to $1 million per occurrence and $2 million policy aggregate. The average policy premium is approximately $520 with deductibles of $250 to $500 per claim. We market the commercial general liability insurance products through a limited number of general agencies unaffiliated with the Company.

FUTURE PRODUCTS

      We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs.

ASSURANCE MGA

      Assurance Managing General Agents, Inc. ("Assurance MGA"), a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

SUPERIOR ADJUSTING

      Superior processes claims made by insureds from Federated National, American Vehicle and third-party insurance companies. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower loss adjustment expenses and improved customer service for most of our insurance products. Where this is not the case, we retain independent appraisers and adjusters. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

FEDERATED PREMIUM FINANCE

      Federated Premium provides premium financing to Federated National's, American Vehicle's and third-party's insureds. Premium financing has been marketed through our distribution network of general agencies and a small number of independent agents whose customer base and operational history meets our strict criteria for creditworthiness and, prior to our sale at the end of 2004 of our company-owned and franchised agencies, also through those agencies. Lending operations are supported by Federated Premium's own capital base and are currently leveraged through our credit facility with FlatIron Funding Company LLC, which is described in more detail below.

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

                          21st Century Holding Company

      At times, Federated Premium may advance funds for financed premiums to independent insurance agencies that represent third-party insurers. A risk exists if remittance is not made by the agency to the third-party insurer, as advances made by Federated Premium may only be recoverable to the extent that the agency's receipt of such advances is received by the third-party insurer. In order to reduce this risk, we have in place strict criteria for the creditworthiness of the agency's operational history and customer base. Additionally, we closely monitor these agencies on an ongoing basis.

      The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

                                         Years Ended December 31,
                            2004                   2003                   2002
                    ====================   ====================   ====================
                     Premium    Percent     Premium    Percent     Premium    Percent
                                          (Dollars in Thousands)
Federated National  $  11,510       34.0%  $  19,227       49.9%  $  22,331       55.4%
American Vehicle        9,390       27.8%     15,519       40.3%     12,850       31.9%
Other insurers         12,925       38.2%      3,767        9.8%      5,124       12.7%
                    ---------  ---------   ---------  ---------   ---------  ---------
      Total         $  33,825      100.0%  $  38,513      100.0%  $  40,305      100.0%
                    =========  =========   =========  =========   =========  =========

      Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC (Westchester Premium Acceptance Corporation) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

      During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up $4.0 million over the next three years. Our lender could determine to change our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. Pursuant to our loan agreement, if the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender (in its sole and absolute discretion) suffers a material adverse change, then under the terms of our loan agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced if we do not have other collateral qualifying as eligible collateral. As of December 31, 2004, policies written by Federated National were not considered by our lender to be eligible collateral. In March 2005, our lender agreed to permit policies written by Federated National to be eligible collateral and agreed to increase our total available credit by $0.5 million from $2.0 million to $2.5 million. We currently believe that this higher available credit limit will be sufficient based on our current operations. If policies written by our insurance subsidiaries again do not qualify as eligible collateral under our loan agreement and we are not able to obtain working capital from our operations or other sources, then we would have to restrict our growth and, possibly, our operations.

      Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through our monitoring systems, we track delinquent payments and, in accordance with the terms of the extension of credit, cancel the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder. Similarly, we believe that the premium financing that we offer to our own insureds involves limited credit risk. By primarily financing policies underwritten by our own insurance carriers, our credit risks are reduced because we can more securely rely on the underwriting processes of our own insurance carriers. Furthermore, the direct bill program enables us to closely manage our risk while providing credit to our insureds.

                          21st Century Holding Company

      The amount of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.71%, 4.83% and 6.23% for the years ended December 31, 2004, 2003 and 2002, respectively.

      Outstanding borrowings under the Revolving Agreement as of December 31, 2004 were approximately $2.1 million. Outstanding borrowings under the line of credit agreement as previously in effect as of December 31, 2003 was approximately $4.1. Outstanding borrowings in excess of the $2.0 million and $4.0 million respective credit limits totaled $148,542 and $98,786 as of December 31, 2004 and 2003, respectively. The excess amounts are permissible by reason of a compensating cash balance of $156,095 and $200,430 for December 31 2004 and 2003, respectively, that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2004, 2003 and 2002 totaled approximately $178,000, $203,000 and $342,000, respectively.

DISCONTINUED OPERATIONS

      TAX PREPARATION SERVICES AND ANCILLARY SERVICES

      During 2004, we also offered other services at our company-owned and franchised agencies, including tax return preparation and electronic filing and the issuance and renewal of license tags. On January 13, 2005, with an effective date of January 1, 2005, we sold our 80% interest in Express Tax Service, Inc. (along with its wholly owned subsidiary, EXPRESSTAX Franchise Corporation) to Robert J. Kluba, the president of Express Tax and the holder of the 20% minority interest in Express Tax, and Robert H. Taylor. In exchange for our shares, we received a net cash payment of $311,351. which reflected a purchase price of $660,000 less $348,649. in intercompany receivables we owed to Express Tax. In addition, we received a payment of $1,200,000 in exchange for our agreement not to compete with the current businesses of Express Tax for five years after the sale. For further information about this transaction, please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

      FRANCHISE OPERATIONS

      On December 31, 2004, we sold most of the non-current assets related to our franchise operations to Fed USA Retail, Inc. and Fed USA Franchising, Inc. We retained ownership of the current assets and liabilities. For further information about this transaction, please see "Recent Developments" above and
Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

      At the time of sale, we had 42 operating franchises and six pending franchises. The form of franchise agreement in effect during 2004 granted the franchisee a license for the operation of an agency within an exclusive territory for a 10-year period, with two additional 10-year options. We collected from the franchisees a non-refundable initial franchise fee of $14,950, royalty fees, advertising fees, and other fees. Our rights under these franchise agreements were among the assets sold.

      In addition, at the time of the sale of our interest in Express Tax, 231 EXPRESSTAX franchises had been granted. The form of EXPRESSTAX franchise agreement in effect during 2004 granted the franchisee a non-exclusive license to open and operate a center for a 10-year period, with two additional 10-year options. As a result of the sale of our interest in Express Tax, we will no longer be entering into such franchise agreements.

MARKETING AND DISTRIBUTION

      During 2004, we marketed and distributed our own and third-party insurers' products and other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly owned subsidiary, 42 franchised agencies, approximately 1,500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowners' insurance and commercial general liability products. As described above, on December 31, 2004, we sold most of the non-current assets and the deferred policy acquisition liability related to our network of 24 company-owned agencies and 48 franchised agencies located in Florida, including our franchise operations. The company-owned agencies sold were located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola, Volusia and Seminole counties in Florida. The franchised agencies sold were located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, Orange, Lee and Collier counties in Florida. Our independent agents are located primarily in South Florida.

      As a result of this sale, we are focusing our marketing efforts on continuing to continue to expand our distribution network and market our products and services in other regions of Florida and other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than Florida, Georgia , Kentucky, Louisiana and Texas.

                          21st Century Holding Company

      Our agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy, upon 45 days' notice, even if the risk falls within our underwriting criteria.

      Except for the period as defined by the Florida Office of Insurance Regulation, which following the four Florida hurricanes in the third quarter of 2004 issued an emergency order that imposed a moratorium on cancellations and non-renewals of various types of insurance coverages, our homeowners' and mobile home policies as underwritten by Assurance MGA provided for the right, within a period of 90 days from a policy's inception, of Assurance MGA to cancel any policy upon 25 days' notice or after 90 days from policy inception with 95 days' notice, even if the risk falls within our underwriting criteria.

      We believe that our integrated computer system, which allows for rapid automated premium quotation and policy issuance by our agents, is a key element in providing quality service to both our agents and insureds. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system can generate the policy on-site.

      We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agent, none of whom will be affiliated with us. We believe that information management of agent production coupled with loss experience will enable us to maximize profitability.

      The  following  table sets forth the amount and  percentages  of insurance
premiums  written  through  company-owned  agencies,   franchised  agencies  and
independent agents for the periods indicated:

                                             Years Ended December 31,
                                             ------------------------
                                2004                   2003                   2002
                        ====================   ====================   ====================
                         Premium    Percent     Premium    Percent     Premium    Percent
                                              (Dollars in Thousands)
Company-owned agencies  $  11,421       11.4%  $  22,320       30.6%  $  20,403       32.3%
Franchised agencies         7,999        7.9%     11,630       15.9%     11,761       18.7%
Independent agencies       81,242       80.7%     39,041       53.5%     30,872       49.0%
                        ---------  ---------   ---------  ---------   ---------  ---------
     Total              $ 100,662      100.0%  $  72,991      100.0%  $  63,036      100.0%
                        =========  =========   =========  =========   =========  =========

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

      Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten and terms of coverage. The Company collectively ceded $15.5 million and $22.1 million in premiums written for the years ended December 31, 2004 and 2003, respectively. During 2004, we primarily reinsured Federated National's homeowners' insurance lines of business, while during 2003 we primarily reinsured our American Vehicle's and Federated National's automobile insurance lines of business. The Company's reinsurance for homeowners' is with several participants, all of which are AM Best rated "A" or better.

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' and mobile homeowners' insurance lines of business. Approximately 8,500 policyholders have filed hurricane-related claims totaling an estimated $105.4 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $43.5 million, net of reinsurance recoveries and amortized reinstatement premiums.

                          21st Century Holding Company

      For each catastrophic occurrence, the excess of loss treaty will insure us for $24 million with the company retaining the first $10 million of loss and LAE. The treaty has a provision which, for an additional prorated premium will insure us for another $24 million of loss and LAE for subsequent occurrences with the company retaining the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charles and Frances the company has exhausted its recoveries of $48 million under the terms of this treaty.

      The excess of loss treaty also insures us for an additional $34 million in excess of the company's $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan, Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the company, as illustrated in the accompanying table.

                                             (in millions)
                                     Gross    Reinsurance    Net
   Hurricane                         Losses    Recoveries   Losses
   ---------                        ---------  ----------  ---------
Charley (August 13)                 $    44.2  $    34.2   $    10.0
Frances (September 3)                    37.7       27.7        10.0
Ivan (September 14)                      13.7       --          13.7
Jeanne (September 25)                     9.8       --           9.8
                                    ---------  ---------   ---------
Total Loss Estimate                 $   105.4  $    61.9   $    43.5
                                    =========  =========   =========

      Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement insurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

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

      The Company's reinsurance for automobile insurance was ceded with Transatlantic Reinsurance Company ("Transatlantic"), an A+ rated reinsurance company. During 2004, Federated National did not reinsure any of its automobile insurance. In 2003 and 2002, Federated National ceded 40% of its automobile premiums written and losses incurred to Transatlantic. Beginning in November 2001, and continuing through December 31, 2003, American Vehicle reinsured all of its automobile insurance with Transatlantic at various levels. During 2004 American Vehicle did not reinsure any of its products.

      The automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties are estimated to be 69.2% and 72.5% for Federated National and American Vehicle, respectively.

      During 2002, Federated National entered into a 10% quota-share agreement with our affiliate American Vehicle. The agreement ceded 10% of its premium and losses on all policies with an effective date of 2002. For presentation purposes, and in accordance with the principles of consolidation, the agreement between the two affiliated insurance companies has been eliminated.

                          21st Century Holding Company


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

      When a claim, other than personal automobile, involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

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

      The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Among our classes of insurance, the automobile and homeowners' liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners' property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation. We do not experience changes in payment patterns due to portfolio loss transfers or structured settlements.

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

                          21st Century Holding Company

                                              For the years ending December 31,
                                              ---------------------------------
                                                 2004       2003        2002
                                                 ----       ----        ----
                                                   (Dollars in Thousands)
Balance at January 1:                         $  24,570   $  16,984   $  11,005
    Less reinsurance recoverables                (9,761)     (7,848)     (4,798)
                                              ---------   ---------   ---------
      Net balance at January 1                $  14,809   $   9,136   $   6,207
                                              =========   =========   =========

Incurred related to:
    Current year                              $  76,423   $  26,275   $  15,896
    Prior years                                  (1,430)      1,234          91
                                              ---------   ---------   ---------
      Total incurred                          $  74,993   $  27,509   $  15,987
                                              =========   =========   =========

Paid related to:
    Current year                              $  42,304   $  14,205   $   8,148
    Prior years                                  10,342       7,631       4,910
                                              ---------   ---------   ---------
      Total paid                              $  52,646   $  21,836   $  13,058
                                              =========   =========   =========

Net balance at year-end                       $  37,156   $  14,809   $   9,136
    Plus reinsurance recoverables                 9,415       9,761       7,848
                                              ---------   ---------   ---------
      Balance at year-end                      $ 46,571   $  24,570   $  16,984
                                              =========   =========   =========


      As shown above, and as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, we decreased the liability for loss and LAE for claims occurring in prior years by $1,431,000 for the year ended December 31, 2004 and we increased the liability for loss and LAE for claims occurring in prior years by $1,234,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2004.

      Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

      The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables due (to) or from our automobile reinsures as shown in our consolidated financial statements for the periods indicated.

                                                                                                    As of December 31,
                                                                                                    ------------------
                                                                                                   2004           2003
                                                                                                   ----           ----
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
              Unearned premiums                                                                $      2,559  $  7,823,374
              Reinsurance recoverable on paid losses and loss adjustment expenses                 1,661,751     2,457,228
              Unpaid losses and loss adjustment expenses                                          2,507,403     9,761,353
                                                                                               ------------  ------------
                                                                                               $  4,171,713  $ 20,041,955
                                                                                               ============  ============
Amounts due from reinsurers consisted of amounts related to:
              Unpaid losses and loss adjustment expenses                                       $  2,507,403  $  9,761,353
              Reinsurance recoverable on paid losses and loss adjustment expenses                 1,661,751     2,457,228
              Reinsurance receivable (payable)                                                      11,301     (1,339,162)
                                                                                               ------------  ------------
                                                                                               $  4,180,455  $ 10,879,419
                                                                                               ============  ============


      In addition to our reinsurance recoverable from our automobile reinsurers, we also have reinsurance recoveries due from our catastrophic reinsurance companies relating to the four hurricanes that occurred in August and September of 2004. The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables due from our catastrophic reinsurers as shown in our consolidated financial statements.

                          21st Century Holding Company

                                                                        As of December 31,
                                                                        ------------------
                                                                        2004          2003
                                                                        ----          ----
Catastrophe Excess of Loss (Various participants)
and Florida Hurricane Catastrophe Fund:

        Reinsurance recoverable on paid losses and loss adjustment
        expenses                                                    $ 18,191,799   $        --
        Unpaid losses and loss adjustment expenses                     6,907,390
                                                                    ------------

                                                                    $ 25,099,189   $        --
                                                                    ============   ============
Amounts due from reinsurers consisted of amounts related to:

        Unpaid losses and loss adjustment expenses                  $  6,907,390   $        --
        Reinsurance recoverable on paid losses and loss adjustment
        expenses                                                      18,191,799            --
        Reinsurance receivable (payable)                              (3,371,458)
                                                                    ------------

                                                                    $ 21,727,731   $        --
                                                                    ============   ============

                          21st Century Holding Company

      The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1995 through 2004. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.


                            Years Ended December 31,

                              2004     2003      2002      2001     2000     1999      1998      1997       1996      1995
                              ----     ----      ----      ----     ----     ----      ----      ----       ----      ----
                                                                   Dollars in Thousands
Balance Sheet Liability   $37,156   $14,809    $9,136    $6,207    $6,976    $4,428    $5,366    $4,635    $4,532    $3,688

Cumulative paid as of:

      One year later                  9,969     7,622     5,275     8,228     4,289     3,460     2,694     2,850     3,250
      Two years later                           9,401     7,222     9,568     5,799     4,499     3,533     3,539     3,898
      Three years later                                   7,711    10,101     6,328     5,111     3,972     3,882     4,164
      Four years later                                             10,352     6,408     5,387     4,241     4,107     4,300
      Five years later                                                        6,542     5,227     4,325     4,223     4,404
      Six years later                                                                   5,216     4,121     4,262     4,493
      Seven years later                                                                           4,035     3,985     4,423
      Eight years later                                                                                     3,746     3,786
      Nine years later                                                                                                3,800

                           2004      2003      2002      2001      2000      1999      1998      1997      1996      1995
                           ----      ----      ----      ----      ----      ----      ----      ----      ----      ----

Re-estimated net liability as of:
      End of year        $ 37,156  $ 14,809  $  9,136  $  6,207  $  6,976  $  4,428  $  5,366  $  4,635  $  4,532  $  3,688
      One year later                 14,256    10,897     6,954     9,445     5,872     4,676     4,360     4,332     4,728
      Two years later                          10,625     7,842    10,200     6,284     5,157     4,063     4,255     4,867
      Three years later                                   8,069    10,425     6,605     5,352     4,314     4,102     4,872
      Four years later                                             10,616     6,561     5,515     4,386     4,304     4,748
      Five years later                                                        6,664     5,384     4,395     4,321     4,899
      Six years later                                                                   5,396     4,277     4,321     4,808
      Seven years later                                                                           4,284     4,189     4,792
      Eight years later                                                                                     4,191     4,796
      Nine years later                                                                                                4,796


Cumulative redundancy
(deficiency)                       $    553  $ (1,489) $ (1,862) $ (3,640) $ (2,236) $    (30) $    351  $    341  $ (1,108)

Cumulative redundancy
-deficiency as a % of
reserves originally
established                             3.7%    -16.3%    -30.0%    -52.2%    -50.5%     -0.6%      7.6%      7.5%    -30.0%



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

      The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared to Statutory Accounting Principles ("SAP") basis of presentation for the years ended 2004 and 2003.

                          21st Century Holding Company

                                                       Years Ended December 31,
                                                       ------------------------
                                                         2004           2003
                                                        -------        -------
GAAP basis Loss and LAE reserves                        $46,571        $24,570
Less unpaid Losses and LAE ceded                          9,415          9,761
                                                        -------        -------
    Balance Sheet Liability                              37,156         14,809
Add Insurance Apportionment Plan                            234            505
                                                        -------        -------
    SAP basis Loss and LAE reserves                     $37,390        $15,314
                                                        =======        =======

      The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ended 2004, 2003 and 2002.

                                                    Years Ended December 31,
                                                    ------------------------
                                                    2004      2003      2002
                                                  --------  --------  --------
                                                      (Dollars in Thousands)
GAAP basis Loss and LAE incurred                  $ 74,993  $ 27,509  $ 15,987
Intercompany adjusting and other expenses            5,597     3,579     2,484
Insurance apportionment plan                           185     1,940       700
                                                  --------  --------  --------
SAP basis Loss and LAE incurred                   $ 80,775  $ 33,028  $ 19,171
                                                  ========  ========  ========

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

      The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2004, 2003 and 2002. The ratios, inclusive of unallocated loss adjustment expenses ("ULAE"), are shown in the table below, and are computed based upon SAP.

                                                Years Ended December 31,
                                                ------------------------
                                            2004           2003          2002
                                           ------         ------         ------

Loss Ratio                                 117.7%          67.4%          59.6%
Expense Ratio                               23.1%          25.7%          24.7%
                                           ------         ------         ------
Combined Ratio                             140.8%          93.1%          84.3%
                                           ======         ======         ======


      The 47.8% increase in the SAP loss ratio from 2004 to 2003 in part reflects our experience relating to the four hurricanes that occurred in August and September of 2004, net of improved non-catastrophic loss ratio experience as the following table reflects.

                                                   Calendar year 2004
                                                   ------------------
                                            Non-
                                        Catastrophic    Catastrophic
                                         experience     experience      Total
                                         ----------     ----------      -----
Net Written Premiums             (a)      $  83,660     $   3,000     $  86,660
Net Earned  Premiums             (b)      $  67,293     $   1,308     $  68,601
Net Incurred Losses & LAE        (c)      $  39,791     $  40,984     $  80,775
Net Underwriting Expense         (d)      $  18,743     $   1,286     $  20,029

Loss Ratio                       (c/b)         59.1%       3132.4%        117.7%

Expense Ratio                    (d/a)         22.4%         42.9%         23.1%
                                          ---------     ---------     ---------
Combined Ratio                                 81.5%       3175.3%        140.8%
                                          =========     =========     =========

      Main factors for the improved, non-catastrophic ratios between 2004 and 2003 include, but are not limited to, the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, new claims management supervision, in house legal counsel, as well as overall stricter underwriting guidelines.

                          21st Century Holding Company

      An increase in severity primarily associated with the personal injury protection line of automobile insurance can be attributed to the $1.2 million adverse development incurred in 2003 relative to accidents that occurred prior to 2003. Main factors for the 2003 loss ratio include unanticipated severity associated with adjusting personal injury protection claims which were mitigated by favorable loss experience associated with the property and commercial general liability lines of insurance. Additionally, during 2003, both of the insurance companies revised their respective automobile rates and the available deductibles limits.

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

REGULATION

GENERAL

      We are subject to the laws and regulations in Florida, Georgia, Kentucky, Louisiana and Texas, and will be subject to the laws and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms (particularly for the nonstandard auto segment), investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect our operations or our ability to expand. We are, however, unaware of any consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

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

                          21st Century Holding Company

The Company's experience in Florida to date, however, has been that although legislative proposals of this type have been considered from time to time, none have yet been adopted. Nevertheless, the Florida legislature may adopt laws of this type in the future, which could adversely affect the Company's business.

      Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company's business plan, solvency, reinsurance, character of officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval.

      All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination of Federated National covered the three-year period ended on December 31, 2001. The last regulatory examination of American Vehicle covered the three-year period ended on December 31, 2002. No material deficiencies were found during either of the regulatory examinations. In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2004, Federated National and American Vehicle held investment securities with a fair value of approximately $1,024,000, each as deposits with the State of Florida. Additionally, as of December 31, 2004, American Vehicle has a $100,000 deposit with the State of Louisiana and is in the process of funding a $400,000 deposit in connection with its approval in Alabama.

      Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or
(b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Office of Insurance Regulation
(i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida Office of Insurance Regulation at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Office of Insurance Regulation or (ii) 30 days after the Florida Office of Insurance Regulation has received notice of such dividend or distribution and has not disapproved it within such time.

      Under these laws, based on their respective 2004 surplus and income, Federated National and American Vehicle would not be permitted to pay dividends in 2004. No dividends were paid by Federated National or American Vehicle in 2003, 2002 or 2001, and none are anticipated in 2005. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida Office of Insurance Regulation will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer's competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

                          21st Century Holding Company

(iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Based upon the 2004 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC. Based upon the 2004 statutory financial statements for Federated National, statutory surplus did not exceed regulatory action levels established by the NAIC. Federated National's results required us to submit a plan containing corrective actions. Federated has submitted its plan for corrective action and is currently in discussions with the Florida Office of Insurance Regulation regarding the merits of the action plan points. The regulatory action level permits the insurance regulators to perform an examination or other analysis and issue a corrective order. Federated National is scheduled to have its statutorily required triennial examination during 2005 for the three years ended December 31, 2004 to be performed by the Florida Office of Insurance Regulation. We may be subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida Office of Insurance Regulation.

      The  Florida   Office  of  Insurance   Regulation,   which  follows  these
requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

      Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the NAIC's requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL was 125.5%, 434.2% and 274.2% at December 31, 2004, 2003 and 2002, respectively. American Vehicle's ratio of statutory surplus to its ACL was 545.1%, 585.2% and 401.6% at December 31, 2004, 2003 and 2002, respectively.

      The NAIC has also developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance regulators in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside "usual ranges," state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

      As of December 31, 2004, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on seven out of twelve ratios. With the exception of two of these test results, all of test results can be attributed to the significant degradation of policyholders' surplus stemming from the losses incurred in its homeowners' line of business as a result of the four Florida hurricanes in 2004. The change in net writings and two-year reserve development to policyholders' surplus resulted from test ratio results that do not employ current year policyholders' surplus, and were unusual due to the increase in written premiums from 2004 compared to 2003 and the increased estimates of the costs to settle private passenger automobile liability claims in relation to Federated National's surplus level as of December 31, 2002.

      As of December 31, 2003, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on five out of twelve ratios. The first ratio relates to a larger than expected change in net writings, the second ratio relates to higher surplus growth that stemmed from 21st Century's capital contributions totaling $3.9 million during the year and the third ratio relates to an investment yield that was less than expected. The fourth and fifth ratios involved the one and two year reserve development to policyholder surplus ratios that were in excess of the "usual ranges" and relate to modest, but adverse, development which incurred in 2003 relating to 2002 and 2001 loss reserves.

      As of December 31, 2004, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $4.3 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

      As of December 31, 2003, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $5.9 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

                          21st Century Holding Company

      We do not currently believe that the Florida Office of Insurance Regulation will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

INSURANCE HOLDING COMPANY REGULATION

      We are subject to laws governing insurance holding companies in Florida where Federated National and American Vehicle are domiciled. These laws, among other things, (i) require us to file periodic information with the Florida Office of Insurance Regulation, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions and the terms of surplus notes and
(iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of Federated National and American Vehicle unless the Florida Office of Insurance Regulation, upon application, determines otherwise.

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

INDUSTRY RATINGS SERVICES

      In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. A.M. Best in 2003 had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries "NR-4 - Not rated, company's request". The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, obtaining adequate reinsurance or borrowing on our line of credit. Federated National and American Vehicle are currently rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. A.M. Best's and Demotech's ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

EMPLOYEES

      As of December 31, 2004, and subsequent to the sale of our discontinued operations (see "Recent Developments" and "Discontinued Operations" above and
Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K) we had approximately 135 employees, including four executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

                          21st Century Holding Company

SENIOR MANAGEMENT

      Set forth below is certain information concerning our executive officers who are not also directors:

      James Gordon Jennings, III was appointed Chief Financial Officer of 21st Century in August 2002. Mr. Jennings became our Controller in May 2000 and for approximately 10 years prior thereto was employed by American Vehicle, where he was formally involved with all aspects of property and casualty insurance. Mr. Jennings', formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

      Kent M. Linder assumed the position of Chief Operating Officer of 21st Century in September 2003 and was designated an executive officer by our Board of Directors in March 2005. Prior to this position, Mr. Linder served 21st Century as Director of Franchise Development and previous to that as the President of Federated Agency Group, Inc. Prior to joining our management team, Mr. Linder owned and operated a group of 18 insurance agencies in the Orlando, Florida area. Mr. Linder acquired his management experience while spending 12 years with United Parcel Service, in which he served in various management positions. Mr. Linder holds a bachelor's degree from the University of South Florida in Finance and is a licensed 220 property and casualty agent and 215 life agent.

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

INSURANCE
REGULATORY
INFORMATION
SYSTEM ("IRIS")     A system of ratio  analysis  developed by the NAIC primarily
                    intended  to  assist  the  state  insurance   Department  of
                    Financial Services in executing their statutory mandates to oversee the financial condition of insurance companies.

LOSS ADJUSTMENT
EXPENSE ("LAE")     The expense of investigating and settling claims,  including legal fees, outside adjustment expenses and other general expenses of administering the claims adjustment process.

LOSS RATIO          Under  both  SAP and  GAAP,  net  losses  and LAE  incurred, divided by net premiums  earned,  expressed as a percentage.

                          21st Century Holding Company


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

                          21st Century Holding Company


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


ITEM 2. PROPERTIES

      As of December 31, 2004, Federated National owned and partially occupied a three-story building with approximately 39,250 square feet of office space in Lauderdale Lakes, Florida. During 2004, our executive offices and our underwriting and mailroom departments relocated to the Lauderdale Lakes property, joining our other operations, including claims, accounting and premium finance, which had relocated in 2003 to that building. Approximately 55% of the Lauderdale Lakes building is occupied by our operations and 45% is leased to third parties or is vacant.

      Effective March 1, 2005, Federated National sold its interest in the Lauderdale Lakes property to 21st Century at the property's net book value of approximately $2.9 million.

      We believe that this building is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

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

      Specifically, the plaintiffs allege that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial
Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998.
Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case for $525,000. The Court has issued a Preliminary Order approving the settlement and the full amount was funded in February 2005. Notices have been sent to class members and the Court has set the Final Settlement Hearing for July 26, 2005. We anticipate our active involvement with this matter to be concluded.

      We had reserved and charged against forth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                          21st Century Holding Company

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

Quarter Ended           High            Low
-------------           ----            ---
March 31, 2004          $25.00          $19.00
June 30, 2004           $23.19          $18.58
September 30, 2004      $24.84          $9.04
December 31, 2004       $14.68          $9.91

March 31, 2003          $9.33           $6.00
June 30, 2003           $11.17          $6.97
September 30, 2003      $12.50          $9.27
December 31, 2003       $15.73          $9.33

      (B) HOLDERS

      As of March 29, 2005, there were approximately 36 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 3,000.

      (C) DIVIDENDS

      During 2003, we paid quarterly dividends of $0.05, $0.06, $0.07 and $0.08 per share for the first, second, third and fourth quarters, respectively. During 2004, we paid quarterly dividends of $0.08 per share for each quarter. Although we continued the $0.08 per share dividend for the first quarter of 2005, payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company. All of the foregoing per-share amounts reflect our three-for-two stock split in September 2004.

      (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table summarizes our equity compensation plans as of December 31, 2004. We do not currently have any equity compensation plans not approved by security holders.


                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))

      PLAN CATEGORY                   (A)                      (B)                       (C)
------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders*                           1,119,575                  $9.954                  1,527,864
------------------------------------------------------------------------------------------------------

        * Includes options from the 1998 Stock Option Plan, 2001 Franchise Program Stock Option Plan and the 2002 Stock Option Plan.

                          21st Century Holding Company


      For additional information concerning our capitalization please see Note 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     As of or for the year ended December 31,
                                                                     ----------------------------------------
                                                         2004         2003           2002          2001         2000
                                                         ----         ----           ----          ----         ----
BALANCE SHEET DATA
Total assets                                         163,601,372   106,695,593    75,318,011    56,228,577    55,412,969

        Investments                                   84,382,173    47,290,420    25,377,796    17,507,422    18,965,798
        Finance contracts, consumer loans and pay
        advances receivable, net                       8,289,356     9,891,642     7,217,873    10,813,881    13,792,791

Total liabilities                                    138,624,637    74,649,217    57,220,348    42,019,446    40,456,972

        Unpaid losses and loss adjustment expenses    46,570,679    24,570,198    16,983,756    11,005,337     9,765,848
        Unearned premiums                             50,152,711    34,122,663    28,934,486    14,951,228    13,038,417
        Revolving credit outstanding                   2,148,542     4,098,786     4,312,420     6,676,817     8,091,034

Total shareholders' equity                          $ 24,976,735  $ 32,046,376  $ 18,097,664  $ 14,209,131    14,955,997

Book value per share                                $       4.15  $       5.89  $       4.03  $       3.13  $       2.99


                          21st Century Holding Company

                                                                        As of or for the year ended December 31,
                                                                        ----------------------------------------

                                                       2004              2003            2002           2001             2000
                                                       ----              ----            ----           ----             ----
OPERATIONS DATA:
Revenue:
        Gross premiums written                      $ 100,662,025   $  72,991,434   $  63,036,468   $  34,271,338   $  32,073,768
        Gross premiums ceded                          (15,485,917)    (22,090,644)    (27,765,267)    (12,789,404)     (7,625,095)
                                                    -------------   -------------   -------------   -------------   -------------

             Net premiums written                      85,176,108      50,900,790      35,271,201      21,481,934      24,448,673

        Increase (decrease) in prepaid
         reinsurance premiums                          (2,904,716)     (3,427,818)      5,691,283         686,438         874,000

        (Increase) decrease in unearned premiums      (16,030,048)     (5,188,177)    (14,047,919)     (1,912,811)     (5,001,334)
                                                    -------------   -------------   -------------   -------------   -------------
             Net change in prepaid reinsurance
               premiums and unearned premiums         (18,934,764)     (8,615,995)     (8,356,636)     (1,226,373)     (4,127,334)
                                                    -------------   -------------   -------------   -------------   -------------

             Net premiums earned                       66,241,344      42,284,795      26,914,565      20,255,561      20,321,339
        Commission income                                      --              --              --              --              --
        Finance revenue                                 3,667,837       4,327,675       4,452,626       5,267,523       5,709,848
        Managing general agent fees                     2,039,783       2,328,681       1,970,226       5,871,388       5,410,500
        Net investment income                           3,171,620       1,624,216       1,253,765       1,066,641       1,225,413
        Net realized investment gains (losses)            688,676       2,231,333      (1,369,961)     (2,911,658)       (109,256)
        Other income                                      762,164         791,718         769,915       1,378,631         786,145
                                                    -------------   -------------   -------------   -------------   -------------

             Total revenue                             76,571,424      53,588,418      33,991,136      30,928,086      33,343,989
                                                    -------------   -------------   -------------   -------------   -------------

Expenses:
        Loss and loss adjustment expenses              74,992,781      27,508,979      15,987,125      16,154,902      14,990,118
        Operating and underwriting expenses             8,139,812       7,249,440       6,367,633       9,358,031       9,231,053
        Salaries and wages                              6,134,168       5,425,538       4,562,115       4,673,772       5,142,391
        Interest expense                                1,087,494         606,910         353,225         587,654         662,809
        Amortization of deferred acquisition
          costs, net                                    8,422,808        (854,279)     (2,064,314)      1,467,238       1,673,754
        Amortization of goodwill                               --              --              --         540,010         606,653
                                                    -------------   -------------   -------------   -------------   -------------

             Total expenses                            98,777,063      39,936,588      25,205,784      32,781,607      32,306,778
                                                    -------------   -------------   -------------   -------------   -------------
Income (loss) from continuing operations
   before provision (benefit for income
   tax expense)                                       (22,205,639)     13,651,830       8,785,252      (1,853,521)      1,037,211
Provision (benefit) for income tax expense             (8,600,911)      4,357,961       3,685,572        (630,553)       (462,396)
                                                    -------------   -------------   -------------   -------------   -------------
             Net income (loss) from continuing
               operation before extraordinary gain    (13,604,728)      9,293,869       5,099,781      (1,222,968)      1,499,607


Extraordinary gain                                             --              --              --         1,185,895            --
                                                    -------------   -------------   -------------   -------------   -------------
             Net income (loss) from continuing
               operations and extraordinary gain      (13,604,728)      9,293,869       5,099,781         (37,073)      1,499,607
                                                    -------------   -------------   -------------   -------------   -------------
Discontinued operations:

        Income (loss) on discontinued operations         (900,473)     (1,364,605)       (912,303)       (955,017)     (2,022,481)
        Gain on sale or disposal                        5,384,050              --              --              --              --
                                                    -------------   -------------   -------------   -------------   -------------
Income on discontinued operations before tax
   provision  (benefit)                                 4,483,577      (1,364,605)       (912,303)       (955,017)     (2,022,481)
Provision (benefit) for income tax expense              1,736,624        (435,611)       (382,723)           --              --
                                                    -------------   -------------   -------------   -------------   -------------
             Income (loss) on discontinued
                 operations                             2,746,953        (928,994)       (529,580)       (955,017)     (2,022,481)
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss)                                   $ (10,857,775)  $   8,364,875   $   4,570,201   $    (992,090)  $    (522,874)
                                                    =============   =============   =============   =============   =============

Basic net income (loss) per share from
   continuing operations                            $       (2.34)  $        1.96   $        1.13   $       (0.26)  $        0.30
                                                    =============   =============   =============   =============   =============

Extraordinary gain                                             --              --              --            0.25              --
                                                    =============   =============   =============   =============   =============

Basic net income (loss) per share
   from discontinued operations                     $        0.47   $       (0.20)  $       (0.12)  $       (0.20)  $       (0.40)
                                                    =============   =============   =============   =============   =============
Basic net income (loss) per share                   $       (1.86)  $        1.76   $        1.01   $       (0.21)  $       (0.10)
Fully diluted net income (loss) per share
  from continuing operations                        $       (2.34)  $        1.85   $        1.13   $       (0.26)  $        0.30
                                                    =============   =============   =============   =============   =============
Fully diluted extraordinary gain                    $          --   $          --     $        --   $        0.25   $          --
                                                    =============   =============   =============   =============   =============
Fully diluted net income (loss) per share from
discontinued operations                             $        0.47   $       (0.18)  $       (0.12)  $       (0.20)  $       (0.40)
                                                    =============   =============   =============   =============   =============
Fully diluted net income (loss) per share           $       (1.86)  $        1.67   $        1.01   $       (0.21)  $       (0.10)
                                                    =============   =============   =============   =============   =============
Cash dividends declared per share                   $        0.32   $        0.25   $        0.10   $        0.05   $        0.01
                                                    =============   =============   =============   =============   =============


                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, homeowners' insurance and mobile home property and casualty insurance in Florida and Georgia through our wholly owned subsidiaries, Federated National and American Vehicle. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc.

      Assurance MGA, a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through our distribution network.

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

      The most significant events affecting our results of operations and financial condition in 2004 were the four hurricanes that struck the State of Florida in the third quarter. Since then, we have been receiving and processing claims made under our homeowners' and mobile home owners' policies, a process that is expected to be substantially completed during the first half of 2005. Federated National incurred significant losses relative to its homeowners'
insurance line of business. As of December 31, 2004, approximately 8,500 policyholders had filed hurricane-related claims totaling an estimated $105.4 million, of which we currently estimate that our share of the costs associated with these hurricanes will be approximately $43.5 million, net of our reinsurance recoveries and amortized reinstatement premiums. For a further discussion of our reinsurance please see our section titled "REINSURANCE"

      Since our initial preliminary provision for losses from these hurricanes of $33 million, net of reinsurance recoveries, as of September 30, 2004, we revised our provision for losses as described above. Because the storms occurred during the third quarter of 2004, we were not able to complete physical inspections of a sufficiently large percentage of claims, nor were complete repair estimates available. During the fourth quarter of 2004, as physical property inspections and repair estimates were completed, our initial estimates of losses for these storms were increased to reflect increased estimates of claim severity on our homeowners' policies in Florida. We do not currently anticipate further materials increases to our loss estimates from the 2004 hurricanes.

      We have operated in a competitive market and face competition from both national and regional insurance companies, although the number of competitors in the homeowners' line of business has been somewhat reduced because of the effects of the 2004 hurricanes. Many of our competitors are larger and have greater financial and other resources, have better industry ratings and offer more diversified insurance coverage. Our competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We instead tend to compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds. Competition could have a material adverse effect on our business, results of operations and financial condition.

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

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management's evaluation of the determination of liability for unpaid losses and loss adjustment expense, the recoverability of goodwill and amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and loss adjustment expense, an actuarial valuation. Management constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. See Note 2 of the Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised 2004) ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for 21st Century's fiscal quarter beginning July 1, 2005. We have not yet determined the effect on us of the adoption of SFAS No. 123R.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The adoption of Interpretation No. 46 did not have any impact on our Consolidated Financial Statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. In July 2003 and September 2004, we completed private placements of our 6% Senior Subordinated Notes. These notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 and were originally presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

ANALYSIS OF FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AS COMPARED TO DECEMBER 31, 2003

INVESTMENTS.
      Investments increased $37.1 million or 78.4% to $84.4 million as of December 31, 2004 from $47.3 million as of December 31, 2003 primarily as a result an increase in written insurance premiums.

      As a result of the adverse market conditions which occurred in 2002, management more carefully monitors its concentrations, industries and asset allocations. There were no other instances of large concentrations of investment securities requiring write-downs. We did not hold any non-traded investment securities during 2004 or 2003.

      Below is a summary of unrealized losses loss at December 31, 2004 and 2003 by category.

                                                  Net Unrealized Gains (Losses)
                                                      Years Ended December 31,
                                                      ------------------------

                                                          2004           2003
                                                          ----           ----
Fixed maturities:
     U.S. government obligations                        $(582,310)    $(793,613)
     Obligations of states and political
        subdivisions                                       (4,501)       (4,840)
                                                        ---------     ---------
                                                         (586,811)     (798,453)
                                                        ---------     ---------
Corporate securities:
     Communications                                        23,299       209,226
     Financial                                            (11,220)       14,694
     Other                                                 64,377        45,475
                                                        ---------     ---------
                                                           76,456       269,395
                                                        ---------     ---------
Equity securities:
     Preferred stocks                                        --             400
     Common stocks                                       (312,410)        3,154
                                                        ---------     ---------
                                                         (312,410)        3,554
                                                        ---------     ---------
Total fixed, corporate and equity securities            $(822,765)    $(525,504)
                                                        =========     =========

RECEIVABLE FOR INVESTMENTS SOLD.
      Receivable for investments in 2003 were realized in 2004. The receivable is a result of investment trading activity that occurred in late December 2003 and did not settle until early January 2004.

FINANCE CONTRACTS.
      Finance contracts receivable decreased $1.6 million or 16.2% from $8.3 million as of December 31, 2004 as compared to $9.9 million as of December 31, 2003. The decrease of the finance contracts receivable is primarily the result of our requested credit reduction.

PREPAID REINSURANCE PREMIUMS.
      Prepaid reinsurance premiums decrease was $2.9 million, net or 34.5% to $5.5 million as of December 31, 2004 from $8.4 million as of December 31, 2003. The decrease in Federated National's and American Vehicle's ceded quota-share reinsurance totaled $4.0 million and $3.8 million, respectively. This decrease was mitigated by an increase in ceded unearned premiums relative to Federated National's homeowners' and mobile homeowners' insurance products.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

PREMIUMS RECEIVABLE.
      Premiums receivable decreased $1.3 million, or 17.8% to $6.0 million as of December 31, 2004, from $7.3 million as of December 31, 2003. The decline can be attributed to the decline in automobile written premiums and the diversification of our product lines. The predominate user of the finance products is the automobile customer. There is less of a tendency to finance homeowner premiums due to policyholder mortgage escrow arrangements and only a modest need to finance commercial general liability insurance.

REINSURANCE RECOVERABLE - NET.
      Reinsurance recoverable increased $14.4 million or 130.6% to $25.5 million as of December 31, 2004 from $11.1 million as of December 31, 2003. This increase is the result of the increase in loss and loss adjustment expenses incurred relative to the four hurricanes that affected Florida in August and September 2004 and, to a lesser extent, the timing of settlements with our reinsurers. All amounts are considered current and are primarily associated with the catastrophic weather events.

DEFERRED ACQUISITION COSTS - NET.
      Deferred acquisition costs increased $5.3 million to $7.0 million as of December 31, 2004 from $1.7 million as of December 31, 2003. At December 31, 2004, commission expense net of commissions income was approximately $6.1 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees totaled approximately $0.9 million. Deferred policy acquisition costs, net, increased primarily due to a $2.5 million increase of deferred commission expenses and a $2.3 million decrease in ceded unearned commissions income during the year ended December 31, 2004. The increase of deferred commission expenses continues to be primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $7.8 million decline of ceded commissions.

      At December 31, 2003, commission expense net of commissions income was approximately $1.2 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees totaled approximately $0.5 million. Deferred policy acquisition costs, net, increased primarily due to a $0.84 million increase of deferred commission expenses and a $0.82 million decrease in ceded unearned commissions income during the year ended December 31, 2003. The increase of deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. The decrease in ceded commissions income is due to a $3.4 million decline of ceded commissions.

INCOME TAX RECOVERABLE.
      Income tax recoverable increased by 887.5% to $7.9 as of December 31, 2004 as compared to $0.8 million as of December 31, 2003 and is primarily due to the effects of the current year net operating loss. Income tax provisions allows us to carry back our current year net operating loss two years and receive a tax refund for taxes paid in profitable years. The tax benefit is recognized as a receivable for the refundable amount. Further, the tax benefit reduces the current year's tax expense based on the tax rates in effect in the carryback period.

GOODWILL.
      Goodwill declined by approximately $1.6 million, or 91.2% to approximately $154,000 as of December 31, 2004 as compared to approximately $1,740,000 as of December 31, 2003 due to the sale of our captive and franchised agencies on December 31, 2004. Goodwill otherwise remained unchanged during 2004 due to the adoption of SFAS 142, wherein our assessment of goodwill indicated no impairment of the remaining goodwill associated with Express Tax. Please see "Recent Developments" and "Discontinued Operations" above and Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K for a description of our January 1, 2005 sale of our interest in Express Tax.

OTHER ASSETS.
      Other assets increased by $2.5 million, or 108.7% to $4.8 million as of December 31, 2004 as compared to $2.3 million as of December 31, 2003. The largest contribution to the increase in other assets is associated with our receivable due in connection with our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida (please see "Recent Developments" and "Discontinued Operations" above and Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K for a description of this transaction). Major components of other assets are as follows:

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                                              December 31,
                                                              ------------

                                                            2004          2003
                                                            ----          ----
Accrued interest income                                 $  605,484    $  680,017
Notes receivable                                            64,320       460,145
Unamortized loan costs                                     837,665       430,803
Compensating cash balances                                 156,070       200,430
Due from sale of discontinued operations (see
note 24)                                                 2,587,343          --
Other                                                      572,060       568,261
                                                        ----------    ----------
Total                                                   $4,822,942    $2,339,656
                                                        ==========    ==========

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES.
      Unpaid losses and loss adjustment expenses increased $22.0 million or 89.5% to $46.6 million as of December 31, 2004 as compared to $24.6 million as of December 31, 2003. The increase is most notably associated with the four hurricanes that occurred in August and September of 2004.

      Federated National's reserves increased by $23.0 million in 2004 as compared to 2003 and American Vehicle's reserves decreased by $1.4 million in 2004 as compared to 2003. Factors, other than the four hurricanes that struck Florida in August and September 2004, that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as case reserves coupled with bulk estimates known as "incurred but not reported" (IBNR). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience;
(iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see "Losses and LAE."

UNEARNED PREMIUM.
      Unearned premiums increased by $16.0 million or 47.0% to $50.1 million as of December 31, 2004 as compared to $34.1 million as of December 31, 2003. The increase was due to a $18.9 million increase in unearned homeowner's insurance premiums and $2.7 million in unearned premiums associated with the commercial liability program. Offsetting these increases was a $5.5 million decrease in automobile unearned premiums. These changes reflect our continued emphasis in 2004 on property and commercial general liability insurance products.

BANK OVERDRAFT.
      Bank overdraft increased $14.3 million to $14.8 million for the year ended December 31, 2004 as compared to $0.6 million for the year ended December 31, 2003. The significant increase primarily relates to hurricane-related loss and LAE checks issued but not yet paid by the bank.

DEFERRED INCOME FROM SALE OF AGENCY OPERATIONS.
      Deferred income from sale of agency operations was $2.5 million as of December 31, 2004 as compared to zero as of December 31, 2003. This reflects the contractual provisions associated with the December 31, 2004 sale of our non-standard automobile insurance agency business in Florida that provide for a post-closing payment of up to $2.5 million provided that certain performance criteria are met. The company believes it will meet these criteria during 2005. For further information about this transaction, please see "Recent Developments" above and Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

SUBORDINATED DEBT.
      On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the "September 2004 Notes"). These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the "2004 Warrants"), the terms of which are similar to our subordinated notes and warrants sold in our July 2003 private placement described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500. By comparison, the subordinated notes that we sold in 2003 (the "July 2003 Notes") resulted in net proceeds to us of $6,938,498. Please see Note 22 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K, for further discussion.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

GROSS PREMIUMS WRITTEN.
      Gross premiums written increased $27.7 million, or 37.9%, to $100.7 million for the year ended December 31, 2004, as compared to $73.0 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

                                               Year eneded December 31,
                                               ------------------------
                                              2004                 2003
                                              ----                 ----
Automobile                            $ 24,239,001   24.1%  $ 49,297,915   67.5%
Homeowners'                             62,400,283   62.0%    16,804,497   23.0%
Commercial liability                    12,509,942   12.4%     5,149,944    7.1%
Mobile home owners'                      1,512,799    1.5%     1,739,078    2.4%
                                      ------------  -----   ------------  -----
Gross written premiums                $100,662,025  100.0%  $ 72,991,434  100.0%
                                      ============  =====   ============  =====

      This table reflects the success of our efforts to expand our line of insurance products to include products other than automobile insurance.

GROSS PREMIUMS CEDED.
      Gross premiums ceded decreased $6.6 million or 29.9% to $15.5 million for the year ended December 31, 2004, from $22.1 million for the year ended December 31, 2003. The decrease due to decline in our ceded quota-share reinsurance associated with our automobile insurance totaled $20.5 million and was offset by a $13.9 million increase in ceded premiums associated with our property lines of business.

INCREASE (DECREASE) IN PREPAID REINSURANCE PREMIUMS.
      Prepaid reinsurance premiums decreased $0.5 million or 15.3%, to ($2.9) million as of December 31, 2004, from ($3.4) million for the year ended December 31, 2003. The decrease is due primarily to our decreased reliance on quota-share reinsurance on its automobile insurance products.

INCREASE IN UNEARNED PREMIUMS.
      The increase in unearned premiums rose by $10.8 million, or 209.0% to ($16.0) million as of December 31, 2004, as compared to ($5.2) million as of December 31, 2003. The unearned premium liability increase of $16.0 million during 2004 is net of homeowner and commercial liability unearned premiums increases of $18.9 million and $2.7 million, respectively, and is offset by automobile unearned premiums decreases of $5.5 million. These changes reflect our continued emphasis in 2004 on property and commercial general liability insurance products.

MANAGING GENERAL AGENT FEES.
      Managing General Agent Fees decreased modestly by $0.2 million or 11.0% to $2.1 million as compared to $2.3 million as of December 31, 2003. The decrease reflects an overall decrease in the production of insurance policies mitigated by policies with higher rates and volume of one-year term policies.

NET INVESTMENT INCOME.
      Net investment income increased by $1.6 million or 95.3% to $3.2 million for the year ended December 31, 2004, as compared to $1.6 million for the year ended December 31, 2003. The increase in investment income is a result of the additional amounts of invested assets. Our overall investment yield increased by ..35%, from 4.47% for the year ended December 31, 2003 to 4.82% for the year ended December 31, 2004.

NET REALIZED INVESTMENT GAINS (LOSSES).
      Net realized investment gains decreased by $1.5 million, or 69.1%, to $0.7 million for the year ended December 31, 2004 as compared $2.2 million for the year ended December 31, 2003. The table below reflects the gains and losses by investment category.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                For the year ending December 31,
                                                --------------------------------
                                                      2004                2003
                                                      ----                ----
Realized gains:
     Fixed securities                             $    62,513       $ 1,590,937
     Equity securities                                894,883         1,230,118
                                                  -----------       -----------
          Total realized gains                        957,396         2,821,055
                                                  -----------       -----------
Realized losses:
     Fixed securities                                 (42,911)         (508,299)
     Equity securities                               (225,809)          (81,422)
                                                  -----------       -----------
          Total realized losses                      (268,720)         (589,721)
                                                  -----------       -----------
Net realized gains (losses) on
investments                                       $   688,676       $ 2,231,334
                                                  ===========       ===========


LOSSES AND LAE.
      Loss and loss adjustment expenses increased by $47.5 million, or 172.6%, to $75.0 million for the year ended December 31, 2004, as compared to $27.5 million as of December 31, 2003. The increase is due to the impact of the 2004 hurricane season wherein August and September of 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' insurance line of business. The Company's loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2004 was 113.21% compared with 61.30% for the same period in 2003. The table below reflects the loss ratios by product line.

                             For the year ending December 31,
                             --------------------------------
                                  2004               2003
                                  ----               ----
Automobile                       73.24%             79.51%
Home owners                     166.54%             21.30%
Commercial liability             18.74%             18.50%
Mobile home owners              238.79%             28.74%
All Product Lines               113.21%             61.30%


      Approximately 8,500 policyholders have filed hurricane-related claims totaling an estimated $105.4 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $39.1 million and $4.4 million for homeowners' and mobile homeowners', respectively, net of reinsurance recoveries and amortized reinstatement premiums. As of September 30, 2004 approximately 7,500 policyholders had filed hurricane-related claims totaling an estimated $62.0 million, of which we estimated that our share of the costs associated with these hurricanes will be approximately $33.0 million, net of reinsurance recoveries and amortized reinstatement premiums.

      For each catastrophic occurrence, the excess of loss treaty will insure us for $24 million with the company retaining the first $10 million of loss and LAE. The treaty has a provision which, for an additional prorated premium will insure us for another $24 million of loss and LAE for subsequent occurrences with the company retaining the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charles and Frances the company has exhausted its recoveries of $48 million under the terms of this treaty.

      The excess of loss treaty also insures us for an additional $34 million in excess of the company's $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan, Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the company, as illustrated in the accompanying table.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                           (in millions)
                                Gross       Reinsurance        Net
         Hurricane              Losses       Recoveries       Losses
         ---------              ------       ----------       ------
Charley (August 13)         $        44.2  $        34.2  $        10.0
Frances (September 3)                37.7           27.7           10.0
Ivan (September 14)                  13.7           --             13.7
Jeanne (September 25)                 9.8           --              9.8
                            -------------  -------------  -------------
Total Loss Estimate         $       105.4  $        61.9  $        43.5
                            =============  =============  =============

      Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement insurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

      The All Products Lines loss ratio of 113.21% as of December 31, 2004 would have been 47.42% without the impact of the four hurricanes in August and September of 2004. The four hurricanes in August and September of 2004 increased our homeowners' and mobile homeowners' loss ratio for the year ended December 31, 2004 by approximately 129.14 percentage points and 205.67 percentage points, respectively.

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

      The Company attributes the overall increase in the loss ratio to be clearly related to the four hurricanes in August and September of 2004. If we were to segregate the affects of the four hurricanes in August and September of 2004 we estimate that our All Products Lines loss ratio would have been approximately 47.42% as of December 31, 2004 as compared to 61.30% as of December 31, 2003 and attribute that decrease to the increasingly significant operational contributions made by our lines of business other than automobile.

SALARIES AND WAGES.
      Salaries and wages increased $0.7 million, or 13.0%, to $6.1 million for the year ended December 31, 2004, as compared to $5.4 million for the year ended December 31, 2003. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

INTEREST EXPENSE.
      Interest expense increased by $0.5 million, or 79.2%, to $1.1 million for the year ended December 31, 2004, as compared to $0.6 million as of December 31, 2003. The increase in interest expense is attributable to our July 2003 and September 2004 Notes. For further discussion relative to the Notes see footnote 22 titled Subordinated Debt.

POLICY ACQUISITION COSTS, NET OF AMORTIZATION.
      Policy acquisition costs, net of amortization, increased by $9.3 million, charging earnings by $8.4 million for the year ended December 31, 2004, as compared to a credit of $0.9 million as of December 31, 2003. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      During the year ended December 31, 2004, the difference between the ceded commissions earned of $1.5 million and amortized costs of $9.9 million resulted in a charge to earnings of $8.4 million. The $9.3 million increase in policy acquisition costs, net of amortization, in the 2004 period as compared to the 2003 period is attributable to the decrease in ceded commissions earned during the year ended December 31, 2004 totaling $5.2 million, netted against amortized costs of $4.1 million during the same period.

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

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                             Year eneded December 31,
                                             ------------------------
                                         2003                              2002
                                         ----                              ----
Automobile                        $49,297,915     67.5%    $52,586,436     83.4%
Homeowners'                        16,804,497     23.0%      8,669,642     13.8%
Commercial liability                5,149,944      7.1%           --        0.0%
Mobile home owners'                 1,739,078      2.4%      1,780,390      2.8%
                                  -----------    -----     -----------    -----
Gross written premiums            $72,991,434    100.0%    $63,036,468    100.0%
                                  ===========    =====     ===========    =====


      This table reflects the success of our efforts to expand our line of insurance products to include products other than automobile insurance.

GROSS PREMIUMS CEDED.
      Gross premiums ceded decreased $5.7 million or 25.8% to $22.1 million for the year ended December 31, 2003, from $25.3 million for the year ended December 31, 2002. The decrease is primarily due to the decline in our ceded quota-share reinsurance associated with our automobile insurance.

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

NET INVESTMENT INCOME.
      Net investment income increased by $0.3 million or 29.5% to $1.6 million for the year ended December 31, 2003, as compared to $1.3 million for the year ended December 31, 2002. The increase in investment income is a result of the additional amounts of invested assets. Although the Company's net investment income has increased during 2003 compared to 2002, our overall investment yield declined by 1.5%, from 4.9% for the year ended December 31, 2002 to 3.4% for the year ended December 31, 2003.

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

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                                                For the year ending December 31,
                                                --------------------------------

                                                       2003              2002
                                                       ----              ----
Realized gains:
     Fixed securities                             $   1,590,937   $     774,931
     Equity securities                                1,230,118         123,232
                                                  -------------   -------------

          Total realized gains                        2,821,055         898,163
                                                  -------------   -------------

Realized losses:

     Fixed securities                                  (508,299)     (2,164,790)
     Equity securities                                  (81,422)       (103,334)
                                                  -------------   -------------
          Total realized losses                        (589,721)     (2,268,124)
                                                  -------------   -------------

Net realized gains (losses) on
investments                                       $   2,231,334   $  (1,369,961)
                                                  =============   =============

LOSSES AND LAE.

      Loss and loss adjustment expenses increased by $11.5 million, or 72.1%, to $27.5 million for the year ended December 31, 2003, as compared to $16.0 million as of December 31, 2002. The increase is predominantly due to the increase in net premiums earned. The Company's loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2003 was 60.8% compared with 54.4% for the same period in 2002. The table below reflects the loss ratios by product line.

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


      Losses and loss adjustment expenses, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The Company attributes the overall increase in the loss ratio primarily to its liability lines of insurance associated with automobile claims and the related estimates of the costs necessary to settle the claims. The estimated cost to close all claim files, for accidents that occurred in years other than the accidents that occurred in the current year ended December 31, 2003 and net of reinsurance recoveries, has increased by a total of $1.2 million over the ultimate estimates made as of December 31, 2002, primarily due to a decrease of claim frequency and claim severity and periodic estimates made by management of the ultimate costs required to settle all claims, both reported and not yet reported.

SALARIES AND WAGES.
      Salaries and wages increased $0.8 million, or 18.9%, to $5.4 million for the year ended December 31, 2003, as compared to $4.6 million for the year ended December 31, 2002. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

POLICY ACQUISITION COSTS, NET OF AMORTIZATION.
      Policy acquisition costs, net of amortization, increased by $1.2 million, or 58.6%, to a credit of $0.9 million for the year ended December 31, 2003, as compared to a credit of $2.1 million as of December 31, 2002. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      During the year ended December 31, 2003, the difference between the ceded commissions earned of $6.7 million and amortized costs of $5.8 million resulted in a credit to earnings of $0.9 million. The $1.2 million increase in policy acquisition costs, net of amortization, in the 2003 period as compared to the 2002 period is attributable to the increase in ceded commissions earned during the year ended December 31, 2003 totaling $1.0 million, netted against amortized costs of $2.2 million during the same period.

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of capital in 2004 were revenues generated from operations, including our investment portfolios, issuance of debt securities, sale of certain assets related to our non-standard automobile agency insurance business in Florida, and borrowings under our Revolving Loan Agreement (the "Revolving Agreement"), as described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

      For the years ended December 31, 2004 and 2003, operations generated net operating cash flow of $18.6 million and $12.3 million, respectively. During the year ended December 31, 2004, gross cash flow from operations generated approximately $62.3 million, due to an increase in unpaid loss and loss adjustment expenses totaling $22.0 million, increased unearned premiums liability totaling $16.0 million, increased prepaid reinsurance premiums totaling $2.9 million and increased bank overdrafts totaling $14.1 million, all in conjunction with a net loss of $10.9 million.

      Operations for the year ended December 31, 2004 used $32.9 million of gross cash flow primarily for a $14.4 million increase to reinsurance recoverable, net and a $7.1 million increase income taxes recoverable, and $5.2 million gain on sale of agency operations. Additionally, $5.2 million was used to pay agent commissions where the underlying policy term is unexpired as of December 31, 2004.

      Net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

      For the year ended December 31, 2003, operations generated a cash flow of $12.3 million as compared to $14.5 million in 2002. Cash flow provided by financing activities was $12.2 million in 2003, as we generated $6.9 million through exercised stock options and $7.5 million through the sale of our July 2003 Notes.

      In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $30.9 million for the year ended December 31, 2004, as we invested the cash flow from operating and financing activities. While in a period in which written premiums are increasing, it is reasonably expected that cash from premiums will be used for investing activities. In the future, we expect a continued cash flow deficit from investing activities, as we invest cash from operations.

      Net cash generated from financing activities was $11.7 million for the year ended December 31, 2004. The source of cash from financing activities is primarily reflected by the receipt of $12.5 million from the issuance of additional 6% Senior Subordinated Notes and proceeds from exercised stock options totaling $3.0 million, offset by $1.9 million paid in dividends and $2.0 million used to reduce revolving credit outstanding.

      The 2003 Warrants issued to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"), each entitle the holder to purchase 3/4 of one share of our Common Stock at an exercise price of $12.7435 per whole share (as adjusted for the Company's three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 408,050. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance.

      On September 30, 2004, we completed a private placement of the September 2004 Notes. These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the "2004 Warrants"), the terms of which are similar to our July 2003 Notes and 2003 Warrants, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

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

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

      The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the September 2004 Warrants had zero value at the date of issuance. The terms of the 2004 Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

      Federated Premium's operations are funded by the Revolving Agreement with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up $4.0 million over the next three years. We believe that this available credit is sufficient based on our current operations.

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

      The amount of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. As of December 31, 2004, our interest rate was 7.00% as compared to our interest rate as of December 31, 2003 of 5.75%

      The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at December 31, 2004 and December 31, 2003. Outstanding borrowings under the Revolving Agreement as of December 31, 2004 and December 31, 2003 were $2.1 million and $4.1 million, respectively. Outstanding borrowings in excess of the $2.0 million commitment totaled $148,542 as of December 31, 2004. The excess amount, permissible by reason of a compensating cash balance of $156,070 for December 31, 2004, was held for the benefit of WPAC and is included in other assets. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2004, 2003 and 2002 totaled approximately $178,000, $203,000 and $342,000, respectively.

      The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.71%, 4.83% and 6.23% for the years ended December 31, 2004, 2003 and 2002, respectively.

      In September 2002, FlatIron reduced the maximum credit commitment under the Revolving Agreement due to the A.M. Best ratings of third party insurance carriers with which we were financing policies at the time. Simultaneously, however, we ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by our insurance carriers (in 2003 we began again to finance policies from a small number of independent agents whose customer base and operational history meet our strict criteria for credit worthiness). Additionally, in 2002, we implemented a direct bill program for policies underwritten by our carriers. These changes markedly decreased credit risks and made our reliance on the higher credit commitment previously offered by FlatIron unnecessary.

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

      We believe that our current capital resources, including the net proceeds from the sale of our agency operations, the Express Tax sale and the issuance of our Notes described above, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

      At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                Year Ended December 31, 2004
                                                                 --------------------------------------------------------
                                                                    First        Second          Third          Fourth
                                                                   Quarter       Quarter        Quarter        Quarter
                                                                 ------------  ------------   ------------   ------------
Continuing Operations:
Revenue:
           Net premiums earned                                   $ 13,007,676  $ 16,929,178   $ 25,290,962   $ 11,013,528
           Other revenue                                            2,463,357     2,436,982      2,355,004      3,074,737
                                                                 ------------  ------------   ------------   ------------
                 Total revenue                                     15,471,033    19,366,160     27,645,966     14,088,265
                                                                 ------------  ------------   ------------   ------------

Expenses:
           Losses and loss adjustment expenses                      6,474,833     7,618,159     42,292,556     18,607,233
           Other expenses                                           4,818,353     5,899,996     11,292,297      1,773,636
                                                                 ------------  ------------   ------------   ------------
                 Total expenses                                    11,293,186    13,518,155     53,584,853     20,380,869
                                                                 ------------  ------------   ------------   ------------

Income (loss) from continuing operations before provision
(benefit) for income tax expense                                    4,177,847     5,848,005    (25,938,887)    (6,292,604)
Provision (benefit for income tax expense                           1,546,817     2,110,216     (9,338,535)    (4,328,814)
                                                                 ------------  ------------   ------------   ------------

                 Net income (loss) from continuing operations       2,631,030     3,737,789    (16,600,352)    (1,963,790)

Discontinued Operations:
Revenue:
           Other revenue                                            2,101,268     1,207,108        787,171        855,156
                                                                 ------------  ------------   ------------   ------------
                 Total revenue                                      2,101,268     1,207,108        787,171        855,156
                                                                 ------------  ------------   ------------   ------------

Expenses:
           Other expenses                                           1,636,046     1,305,692      1,327,667      1,581,771
                 Total expenses                                     1,636,046     1,305,692      1,327,667      1,581,771

Gain on sale of discontinued operations                                    --            --             --      5,384,050
                                                                 ------------  ------------   ------------   ------------

Income (loss) from discontinued operations before provision
(benefit) for income tax expense                                      465,222       (98,584)      (540,496)     4,657,435
Provision (benefit) for income tax expense                            172,245       (35,573)      (194,590)     3,203,947
                                                                 ------------  ------------   ------------   ------------

                 Net income (loss) from discontinued operations       292,977       (63,011)      (345,906)     1,453,488

Income (loss) before provision for income tax expense               4,643,069     5,749,421    (26,479,383)    (1,635,169)
Provision for income tax expense                                    1,719,062     2,074,643     (9,533,125)    (1,124,867)
                                                                 ------------  ------------   ------------   ------------
                 Net income (loss)                               $  2,924,007  $  3,674,778   $(16,946,258)  $   (510,302)
                                                                 ============  ============   ============   ============

Basic net income (loss) per share from continuing operations     $       0.47  $       0.65   $      (2.80)  $      (0.32)
                                                                 ============  ============   ============   ============

Basic net income (loss) per share from discontinued operations   $       0.05  $      (0.01)  $      (0.06)  $       0.24
                                                                 ============  ============   ============   ============

Basic net income (loss) per share                                $       0.52  $       0.63   $      (2.86)  $      (0.08)
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share from continuing
operations                                                       $       0.43  $       0.61   $      (2.80)  $      (0.32)
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share from discontinued
operations                                                       $       0.05  $      (0.01)  $      (0.06)  $       0.24
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share                        $       0.48  $       0.60   $      (2.86)  $      (0.08)
                                                                 ============  ============   ============   ============

                          21st Century Holding Company
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


                                                                                Year Ended December 31, 2003
                                                                 --------------------------------------------------------
                                                                    First        Second          Third          Fourth
                                                                   Quarter       Quarter        Quarter        Quarter
                                                                 ------------  ------------   ------------   ------------
Continuing Operations:
Revenue:
           Net premiums earned                                   $ 10,456,944  $ 10,949,001   $ 11,850,497   $ 11,620,788
           Other revenue                                            2,632,346     3,361,987      2,479,655      2,829,634
                                                                 ------------  ------------   ------------   ------------
                 Total revenue                                     13,089,290    14,310,988     14,330,152     14,450,422
                                                                 ------------  ------------   ------------   ------------

Expenses:
           Losses and loss adjustment expenses                      6,787,709     7,493,747      6,322,281      6,905,242
           Other expenses                                           3,025,855     2,958,918      4,322,351      4,712,920
                                                                 ------------  ------------   ------------   ------------
                 Total expenses                                     9,813,564    10,452,665     10,644,632     11,618,162
                                                                 ------------  ------------   ------------   ------------

Income from continuing operations before provision for income
tax expense                                                         3,275,726     3,858,323      3,685,520      2,832,260
Provision for income tax expense                                    1,179,257     1,268,215      1,297,602        584,024
                                                                 ------------  ------------   ------------   ------------

                 Net income (loss) from continuing operations       2,096,469     2,590,108      2,387,918      2,248,236

Discontinued Operations:
Revenue:
           Other revenue                                            1,772,720       633,791        691,269        837,668
                                                                 ------------  ------------   ------------   ------------
                 Total revenue                                      1,772,720       633,791        691,269        837,668

Expenses:
           Other expenses                                           1,441,577     1,343,118      1,304,134      1,211,222
                                                                 ------------  ------------   ------------   ------------
                 Total expenses                                     1,441,577     1,343,118      1,304,134      1,211,222

Income (loss) from discontinued operations before provision
(benefit) for income tax expense                                      331,143      (709,327)      (612,865)      (373,554)
Provision (benefit) for income tax expense                            119,211      (233,153)      (215,778)       (77,028)
                                                                 ------------  ------------   ------------   ------------

                 Net income (loss) from discontinued operations       211,932      (476,174)      (397,087)      (296,526)

Income before provision for income tax expense                      3,606,869     3,148,996      3,072,655      2,458,706
Provision for income tax expense                                    1,298,468     1,035,062      1,081,824        506,996
                                                                 ------------  ------------   ------------   ------------
                 Net income                                      $  2,308,401  $  2,113,934   $  1,990,831   $  1,951,710
                                                                 ============  ============   ============   ============

Basic net income (loss) per share from continuing operations     $       0.47  $       0.56   $       0.50   $       0.44
                                                                 ============  ============   ============   ============

Basic net income (loss) per share from discontinued operations   $       0.04  $      (0.10)  $      (0.08)  $      (0.06)
                                                                 ============  ============   ============   ============

Basic net income (loss) per share                                $       0.51  $       0.46   $       0.42   $       0.38
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share from continuing
operations                                                       $       0.46  $       0.54   $       0.45   $       0.40
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share from discontinued
operations                                                       $       0.04  $      (0.10)  $      (0.08)  $      (0.05)
                                                                 ============  ============   ============   ============

Fully diluted net income (loss) per share                        $       0.50  $       0.44   $       0.38   $       0.35
                                                                 ============  ============   ============   ============

                          21st Century Holding Company


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

      Our investment policy is established by the Board of Directors or the Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2004, approximately 82.6% of investments were in fixed income securities and short-term investments, which are considered to be available for sale, based upon our intent at the time of purchase. Fixed maturities are considered available for sale and are marked to market. We may in the future also consider fixed maturities to be held to maturity and carried at amortized cost. We do not use any material swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

      The investment portfolio is managed by the Investment Committee consisting of our President, independent directors and our affiliated director in accordance with guidelines established by the Florida Office of Insurance Regulation.

      The table below sets forth investment results for the periods indicated.


                                              Years Ended December 31,
                                       -----------------------------------
                                         2004         2003          2002
                                       -------       -------       -------
                                               (Dollars in Thousands)
Interest on fixed maturities           $ 2,437       $ 1,463       $ 1,190
Dividends on equity securities             165           109            18
Interest on short-term securities           23            27            59
Other                                      555           118            17
                                       -------       -------       -------

Total investment income                  3,180         1,717         1,284
Investment expense                          (8)          (93)          (30)
                                       -------       -------       -------
Net investment income                  $ 3,172       $ 1,624       $ 1,254
                                       =======       =======       =======
Net realized gain (loss)               $   689       $ 2,231       $(1,370)
                                       =======       =======       =======

      The following table summarizes, by type, our investments as of December 31, 2004 and 2003.

                                                            December 31, 2004         December 31, 2003
                                                            -----------------         -----------------
                                                          Carrying     Percent      Carrying     Percent
                                                           Amount      of Total      Amount      of Total
                                                           -------      ------       -------      ------
                                                         (Dollars in               (Dollars in
                                                          Thousands)                Thousands)

Fixed maturities, at market:
     U.S. government agencies and authorities              $54,114       64.13%      $25,544       54.02%
     Obligations of states and political subdivisions        9,502       11.26%        7,634       16.14%
     Corporate securities                                    5,971        7.08%       10,311       21.80%
                                                           -------      ------       -------      ------
          Total fixed maturities                            69,587       82.47%       43,489       91.96%
     Equity securities, at market                           14,795       17.53%        3,663        7.75%
     Mortgage notes receivable                                  --        0.00%          138        0.29%
                                                           -------      ------       -------      ------
          Total investments                                $84,382      100.00%      $47,290      100.00%
                                                           =======      ======       =======      ======

                          21st Century Holding Company

Fixed maturities are carried on the balance sheet at market. At December 31, 2004 and 2003, fixed maturities had the following quality ratings (by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, by Standard and Poor's Corporation)

                               December 31, 2004         December 31, 2003
                               -----------------         -----------------
                          Carrying        Percent        Carrying       Percent
                           Amount         of Total        Amount        of Total
                          -------         ------         -------         ------
                        (Dollars in                   (Dollars in
                         Thousands)                    Thousands)

AAA                       $62,487          89.80%        $31,485          72.40%
AA                            425           0.61%            226           0.52%
A                           2,532           3.64%          7,135          16.41%
BBB                         3,840           5.52%          3,925           9.03%
BB++                          303           0.43%            300           0.69%
Not rated                      --           0.00%            419           0.95%
                          -------         ------         -------         ------
                          $69,587         100.00%        $43,490         100.00%
                          =======         ======         =======         ======

      The following table summarizes, by maturity, the fixed maturities as of December 31, 2004 and 2003.

                               December 31, 2004         December 31, 2003
                               -----------------         -----------------
                          Carrying        Percent        Carrying       Percent
                           Amount         of Total        Amount        of Total
                          -------         ------         -------         ------
                        (Dollars in                   (Dollars in
                         Thousands)                    Thousands)

Matures In:
One year or less           $   390         0.56%         $ 4,038          9.29%
One year to five years       6,892         9.90%           6,078         13.97%
Five years to 10 years      50,263        72.24%          22,373         51.44%
More than 10 years          12,042        17.30%          11,001         25.30%
                           -------       ------          -------        ------
 Total fixed maturities   $69,587       100.00%         $43,490        100.00%
                           =======       ======          =======        ======


      At December 31, 2004, the weighted average maturity of the fixed maturities portfolio was approximately 9 years.

      The following table provides information about the financial instruments as of December 31, 2004 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:


                                                          2005        2006       2007        2008         2009
                                                        ---------    -------    -------    ---------    ---------
                                                                             (Dollars in Thousands)
Principal amount by expected maturity:
     U.S. government agencies and authorities           $   2,000    $    --    $    --    $      --    $   2,000
     Obligations of states and political subdivisions          --        350        950        1,180        1,345
     Corporate securities                                     907        500         --        2,200          250
     Collateralized mortgage obligations                       --         --         --           --           --
     Equity securities, at market                              --         --         --           --           --
     Mortgage notes receivable                                 --         --         --           --           --
                                                        ---------    -------    -------    ---------    ---------
               All investments                          $   2,907    $   850    $   950    $   3,380    $   3,595
                                                        =========    =======    =======    =========    =========

Weighted average interest rate by expected maturity:
     U.S. government agencies and authorities                4.00%      0.00%      0.00%        0.00%        4.12%
     Obligations of states and political subdivisions        0.00%      5.75%      4.17%        4.74%        4.40%
     Corporate securities                                    7.25%      4.00%      0.00%        6.08%        7.51%
     Collateralized mortgage obligations                     0.00%      0.00%      0.00%        0.00%        0.00%
     Equity securities, at market                            0.00%      0.00%      0.00%        0.00%        0.00%
     Mortgage notes receivable                               0.00%      0.00%      0.00%        0.00%        0.00%
               All investments                               5.01%      4.72%      4.17%        5.61%        4.46%


                                                                                      Carrying
                                                           Thereafter      Total       Amount
                                                           ----------    ----------    -------
                                                                  (Dollars in Thousands)
Principal amount by expected maturity:
     U.S. government agencies and authorities              $   49,200    $   53,200    $54,114
     Obligations of states and political subdivisions           5,375         9,200      9,502
     Corporate securities                                       2,000         5,857      5,971
     Collateralized mortgage obligations                           --            --         --
     Equity securities, at market                                  --            --     14,795
     Mortgage notes receivable                                     --            --         --
                                                           ----------    ----------    -------
               All investments                             $   56,575    $   68,257    $84,382
                                                           ==========    ==========    =======

Weighted average interest rate by expected maturity:
     U.S. government agencies and authorities                    4.75%         4.70%
     Obligations of states and political subdivisions            4.13%         4.31%
     Corporate securities                                        3.38%         5.22%
     Collateralized mortgage obligations                         0.00%         0.00%
     Equity securities, at market                                0.00%         0.00%
     Mortgage notes receivable                                   0.00%         0.00%
               All investments                                   4.65%         4.69%


                          21st Century Holding Company

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE

Independent Auditors' Reports................................      49
Consolidated Balance Sheets
  as of December 31, 2004 and 2003...........................      50
Consolidated Statements of Operations
  For the years ended December 31, 2004, 2003 and 2002.......      51
Consolidated Statements of Changes in Shareholders' Equity
  and Comprehensive Income (Loss) For the years ended
  December 31, 2004, 2003 and 2002...........................      52
Consolidated Statements of Cash Flows
  For the years ended December 31, 2004, 2003 and 2002.......      53
Notes to Consolidated Financial Statements...................      55

                          21st Century Holding Company


             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
21st Century Holding Company

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company and Subsidiaries (the "Company"), a Florida corporation, as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

De Meo, Young, McGrath, CPA

Boca Raton, Florida

March 31, 2005

                  21st Century Holding Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                     December 31, 2004       December 31, 2003
                                                                     -----------------       -----------------
                 ASSETS

Investments
    Fixed maturities, available for
      sale, at fair value                                              $  69,587,030           $  43,489,598
      Equity securities                                                   14,795,143               3,663,251
      Mortgage loans                                                              --                 137,571
                                                                       -------------           -------------

           Total investments                                              84,382,173              47,290,420
                                                                       -------------           -------------

Cash and cash equivalents                                                  6,127,706               6,770,169
Receivable for investments sold                                                   --               2,118,595
Finance contracts, net of allowance for credit
  losses of $475,788 in 2004 and $562,558 in 2003                          8,289,356               9,891,642
Prepaid reinsurance premiums                                               5,510,379               8,415,095
Premiums receivable, net of allowance
   for credit losses of $541,851 and
   $123,000, respectively                                                  6,024,913               7,328,256
Reinsurance recoverable, net                                              25,488,956              11,053,747
Deferred policy acquisition costs                                          6,957,168               1,739,685
Income taxes recoverable                                                   7,915,424                 824,787
Deferred income taxes                                                      3,656,076               3,030,183
Property, plant and equipment, net                                         4,272,733               4,153,643
Goodwill, net                                                                153,546               1,739,715
Other assets                                                               4,822,942               2,339,656
                                                                       -------------           -------------
           Total assets                                                $ 163,601,372           $ 106,695,593
                                                                       =============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                             $  46,570,679           $  24,570,198
Unearned premiums                                                         50,152,711              34,122,663
Premiums deposits                                                          1,871,683                 621,777
Revolving credit outstanding                                               2,148,542               4,098,786
Bank overdraft                                                            14,832,698                 567,553
Subordinated debt                                                         16,875,000               6,875,000
Deferred income from sale of agency operations                             2,500,000                      --
Accounts payable and accrued expenses                                      3,673,324               3,793,240
                                                                       -------------           -------------
           Total liabilities                                             138,624,637              74,649,217
                                                                       -------------           -------------

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.01 par value
        Authorized 37,500,000 shares;
        issued 6,744,791 and 6,133,386
        shares, respectively;
        Outstanding 6,048,842 and
        5,437,587, respectively                                               67,448                  61,333
      Additional paid-in capital                                          26,310,147              20,434,473
      Accumulated other comprehensive income (deficit)                      (504,972)               (324,881)
      Retained earnings                                                      883,757              13,643,225
      Treasury stock, 696,849 shares and
        695,799 shares, at cost,
        respectively                                                      (1,779,645)             (1,767,774)
                                                                       -------------           -------------
           Total shareholders' equity                                     24,976,735              32,046,376
                                                                       -------------           -------------
           Total liabilities and shareholders' equity                  $ 163,601,372           $ 106,695,593
                                                                       =============           =============

See accompanying notes to consolidated financial statements.

                  21st Century Holding Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                 2004                2003               2002
                                                                            -------------       -------------       -------------
Revenue:
   Gross premiums written                                                   $ 100,662,025       $  72,991,434       $  63,036,468
   Gross premiums ceded                                                       (15,485,917)        (22,090,644)        (27,765,267)
                                                                            -------------       -------------       -------------

      Net premiums written                                                     85,176,108          50,900,790          35,271,201
                                                                            -------------       -------------       -------------

   Increase (decrease) in prepaid reinsurance premiums                         (2,904,716)         (3,427,818)          5,691,283
   Decrease (increase) in unearned premiums                                   (16,030,048)         (5,188,177)        (14,047,919)
                                                                            -------------       -------------       -------------

      Net change in prepaid reinsurance
        premiums and unearned premiums                                        (18,934,764)         (8,615,995)         (8,356,636)

      Net premiums earned                                                      66,241,344          42,284,795          26,914,565
   Finance revenue                                                              3,667,837           4,327,675           4,452,626
   Managing general agent fees                                                  2,039,783           2,328,681           1,970,226
   Net investment income                                                        3,171,620           1,624,216           1,253,765
   Net realized investment gains                                                  688,676           2,231,333          (1,369,961)
   Other income                                                                   762,164             791,718             769,915
                                                                            -------------       -------------       -------------

      Total revenue                                                            76,571,424          53,588,418          33,991,136
                                                                            -------------       -------------       -------------

Expenses:
   Loss and loss adjustment expenses                                           74,992,781          27,508,979          15,987,125
   Operating and underwriting expenses                                          8,139,812           7,249,440           6,367,632
   Salaries and wages                                                           6,134,168           5,425,538           4,562,115
   Interest expense                                                             1,087,494             606,910             353,225
   Policy acquisition costs, net of amortization                                8,422,808            (854,279)         (2,064,314)
                                                                            -------------       -------------       -------------

      Total expenses                                                           98,777,063          39,936,588          25,205,783

Income (loss) from continuing operations
before provision (benefit) for income
tax expense                                                                   (22,205,639)         13,651,830           8,785,353

Provision (benefit) for income tax expense                                     (8,600,911)          4,357,960           3,685,572
                                                                            -------------       -------------       -------------

      Net income (loss) from continuing operations                            (13,604,728)          9,293,870           5,099,781

Discontinued operations:

   Income (loss) from discontinued
     operations (including gain on
     disposal of $5,384,050 for 2004)                                           4,483,577          (1,364,605)           (912,303)
   Provision (benefit) for income tax expense                                   1,736,624            (435,611)           (382,723)
                                                                            -------------       -------------       -------------
      Income (loss) on discontinued operations                                  2,746,953            (928,994)           (529,580)
                                                                            -------------       -------------       -------------


      Net income (loss)                                                     $ (10,857,775)      $   8,364,876       $   4,570,201
                                                                            =============       =============       =============


Basic net income (loss) per share from continuing operations                $       (2.34)      $        1.96       $        1.13
                                                                            =============       =============       =============

Basic net income (loss) per share from discontinued operations              $        0.47       $       (0.20)      $       (0.12)
                                                                            =============       =============       =============

Basic net income (loss) per share                                           $       (1.86)      $        1.76       $        1.01
                                                                            =============       =============       =============

Fully diluted net income (loss) per share from continuing operations        $       (2.34)      $        1.85       $        1.13
                                                                            =============       =============       =============

Fully diluted net income (loss) per share from discontinued operations      $        0.47       $       (0.18)      $       (0.12)
                                                                            =============       =============       =============

Fully diluted net income (loss) per share                                   $       (1.86)      $        1.67       $        1.01
                                                                            =============       =============       =============

Weighted average number of common shares outstanding                            5,847,102           4,756,972           4,508,439
                                                                                =========           =========           =========

Weighted average number of common shares outstanding (assuming dilution)        5,847,102           5,022,938           4,508,439
                                                                                =========           =========           =========

Dividends declared per share                                                $        0.32       $        0.25       $        0.10
                                                                            =============       =============       =============

See accompanying notes to consolidated financial statements.

                  21st Century Holding Company and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                 Accumulated
                                                                                   Additional       Other
                                                    Comprehensive    Common         Paid-in     Comprehensive      Retained
                                                      Income         Stock          Capital        Deficit         Earnings
                                                   -------------   --------   -------------   -----------    -------------
Balance as of December 31, 2001                                    $ 51,161   $  12,816,092   ($  218,137)   $   2,400,301

Net Income                                         $   4,570,201                                                 4,570,201
   Cash Dividends                                                                                                 (449,475)
   Acqusition of common shares
   Stock options exercised                                               15          22,392
   Net unrealized change in investments,                                                           (8,954)
       net of tax effect of $4,613                        (8,954)
                                                   -------------
Comprehensive income                               $   4,561,247
                                                   =============
                                                                   --------   -------------   -----------    -------------
Balance as of December 31, 2002                                    $ 51,176   $  12,838,484   $  (227,091)   $   6,521,027
                                                                   --------   -------------   -----------    -------------

Net Income                                         $   8,364,876                                                 8,364,876
    Cash Dividends                                                                                              (1,242,678)
    Acqusition of common shares
    Stock options exercised                                           9,539       6,859,107
    Stock issued in lieu of cash payment for                            618         736,882
      principal and interest associated with our
      notes
    Net unrealized change in investments,                                                         (97,790)
      net of tax effect of $196,012                      (97,790)
                                                   -------------
Comprehensive income                               $   8,267,086
                                                   =============
                                                                   --------   -------------   -----------    -------------
Balance as of December 31, 2003                                    $ 61,333   $  20,434,473   $  (324,881)   $  13,643,225
                                                                   --------   -------------   -----------    -------------

Net Loss                                           ($ 10,857,775)                                              (10,857,775)
    Cash Dividends                                                                                              (1,879,585)
    Acqusition of common shares
    Stock options exercised                                           3,729       2,774,716
    Warrants exercised                                                  117         224,869
    Stock issued in lieu of cash payment for                          2,269       2,853,981
      principal and interest associated with our
      notes
    Net unrealized change in investments,
      net of tax effect of $304,667                     (180,091)                                (180,091)
                                                   -------------
Comprehensive loss                                 ($ 11,037,866)
                                                   =============
                                                                   --------   -------------   -----------    -------------
Balance as of December 31, 2004                                    $ 67,448   $  26,288,039   $  (504,972)   $     905,865
                                                                   ========   =============   ===========    =============

                                                                        Total
                                                        Treasury      Shareholder'
                                                         Stock         Equity
                                                   -------------    -------------
Balance as of December 31, 2001                    ($    840,286)   $  14,209,131

Net Income                                                              4,570,201
   Cash Dividends                                                        (449,475)
   Acqusition of common shares                          (253,446)        (253,446)
   Stock options exercised                                 7,800           30,207
   Net unrealized change in investments,                                   (8,954)
       net of tax effect of $4,613

Comprehensive income                                                           --

                                                   -------------    -------------
Balance as of December 31, 2002                    $  (1,085,932)   $  18,097,664
                                                   -------------    -------------

Net Loss                                                                8,364,876
    Cash Dividends                                                     (1,242,678)
    Acqusition of common shares                         (681,842)        (681,842)
    Stock options exercised                                             6,868,646
    Stock issued in lieu of cash payment for                              737,500
      principal and interest associated with our
      notes
    Net unrealized change in investments,                                 (97,790)
      net of tax effect of $196,012

Comprehensive income                                                           --

                                                   -------------    -------------
Balance as of December 31, 2003                    $  (1,767,774)   $  32,046,376
                                                   -------------    -------------

Net Loss                                                              (10,857,775)
    Cash Dividends                                                     (1,879,585)
    Acqusition of common shares                          (11,871)         (11,871)
    Stock options exercised                                             2,778,445
    Warrants exercised                                                    224,986
    Stock issued in lieu of cash payment for                            2,856,250
      principal and interest associated with our
      notes
    Net unrealized change in investments,
      net of tax effect of $304,667                                      (180,091)

Comprehensive income                                                           --

                                                   -------------    -------------
Balance as of December 31 2004                     $  (1,779,645)   $  24,976,735
                                                   =============    =============

See accompanying notes to consolidated financial statements.

                  21st Century Holding Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                  For the year ended December 31,
                                                                                2004             2003             2002
                                                                            -------------    -------------    -------------
Cash flow from operating activities:
   Net income (loss)                                                        $ (10,857,775)   $   8,364,876    $   4,570,201
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Amortization of investment premium, net                                   (190,777)         290,987           84,360
       Depreciation and amortization of property plant and equipment, net         490,048          437,356          376,516
       Deferred income tax expense                                               (625,893)        (338,874)      (1,107,092)
       Net realized investment gains (loss)                                       743,772       (2,042,607)       1,369,961
       Common Stock issued for interest on Notes                                  356,250          112,500               --
       Provision for credit losses, net                                           646,166          819,868        1,036,092
       Provision for uncollectible premiums receivable                            311,073           45,424           33,663
       Gain on sale of agency operations                                       (5,299,274)              --               --
       Other                                                                           --               --           30,207
   Changes in operating assets and liabilities:
       Premiums receivable                                                        992,270          999,424       (6,845,853)
       Prepaid reinsurance premiums                                             2,904,716        3,427,819       (5,691,284)
       Due from reinsurers, net                                               (14,435,209)      (3,788,496)        (803,643)
       Income taxes recoverable                                                (7,090,637)              --
       Policy acquisition costs, net of amortization                           (5,217,483)      (1,731,964)           4,231
       Goodwill                                                                        --         (242,746)              --
       Finance contracts receivable                                               956,120       (3,493,637)       2,559,916
       Other assets                                                                44,597         (532,533)         640,212
       Unpaid losses and loss adjustment expenses                              22,000,481        7,586,442        5,978,419
       Unearned premiums                                                       16,030,048        5,188,177       13,983,258
       Premium deposits                                                         1,249,906          (33,936)        (478,264)
       Income taxes payable                                                            --       (1,676,020)       1,907,042
       Bank overdraft                                                          14,832,698         (277,394)      (2,677,565)
       Accounts payable and accrued expenses                                     (736,699)         (19,765)        (475,019)
                                                                            -------------    -------------    -------------
Net cash provided by operating activities                                      18,577,796       12,270,114       14,495,358
                                                                            -------------    -------------    -------------
Cash flow (used in) provided by investing activities:
   Proceeds from sale of investment securities available for sale              81,245,978      167,978,275       41,293,545
   Purchases of investment securities available for sale                     (119,153,291)    (188,055,815)     (51,088,365)
   Receivable for investments sold                                              2,118,595       (2,118,595)              --
   Collection of mortgage loans                                                   137,571            7,472          451,314
   Purchases of property and equipment                                           (719,332)      (1,289,108)        (308,936)
   Proceeds from sale of agency operations                                      5,488,489               --               --
   Proceeds from sale of assets                                                        --        1,621,384          199,687
                                                                            -------------    -------------    -------------
Net cash used in investing activities                                         (30,881,990)     (21,856,387)      (9,452,755)
                                                                            -------------    -------------    -------------
Cash flow (used in) provided by financing activities:
   Subordinated debt                                                           12,500,000        7,500,000
   Exercised stock options                                                      2,778,444        6,868,646               --
   Exercised warrants                                                             224,987               --               --
   Dividends paid                                                              (1,879,585)      (1,242,678)        (449,475)
   Purchases of treasury stock                                                    (11,871)        (681,842)        (253,446)
   Revolving credit outstanding                                                (1,950,244)        (213,634)      (2,364,397)
                                                                            -------------    -------------    -------------
Net cash provided by financing activities                                      11,661,731       12,230,492       (3,067,318)
                                                                            -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents                             (642,463)       2,644,219        1,975,285
Cash and cash equivalents at beginning of period                                6,770,169        4,125,950        2,150,665
                                                                            -------------    -------------    -------------
Cash and cash equivalents at end of period                                  $   6,127,706    $   6,770,169    $   4,125,950
                                                                            =============    =============    =============

See accompanying notes to consolidated financial statements.

                  21st Century Holding Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                    For the year ended December 31,
                                                                                    2004          2003          2002
                                                                                -----------   -----------   -----------
(Continued)
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                                 $   188,118   $   393,729   $   354,572
       Income taxes                                                             $   733,748   $ 4,784,502   $ 1,565,069
   Non-cash investing and finance activities:
       Accrued dividends payable                                                $   442,183   $   422,890   $   179,947
       Retirement of subordinated debt by Common Stock issuance                 $ 3,125,000   $   625,000   $        --
       Stock issued to employees                                                $        --   $        --   $     7,800
       Notes reveivable, net of deferred gains, received for sale of agencies   $   187,402   $   187,790   $   (35,523)

See accompanying notes to consolidated financial statements

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002

(1) ORGANIZATION AND BUSINESS

      The accompanying consolidated financial statements include the accounts of 21st Century Holding Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      On September 7, 2004, we completed a three-for-two stock split in the form of a stock dividend, whereby shareholders received three shares of common stock for every two shares of our common stock held on the record date. Just prior to the three-for-two stock split, we had approximately 3,957,000 shares outstanding, and following the stock split, we had approximately 5,936,000 shares outstanding.

      We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We underwrite personal automobile insurance, general liability insurance, homeowners' insurance and mobile home property and casualty insurance in Florida, Georgia and Louisiana through our wholly owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle"). American Vehicle has recently been authorized to write commercial general liability policies in Kentucky and expects to begin writing policies in that state in the near future. American Vehicle is a fully admitted insurance carrier in Florida, Louisiana and Texas and is admitted as a surplus lines carrier in Georgia and Kentucky.

      During the year ended December 31, 2004, 21.4%, 63.8%, 1.6% and 13.2% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc.("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      During 2004, we marketed and distributed our own and third-party insurers' products and our other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. ("Federated Agency Group"), a wholly owned subsidiary, 42 franchised agencies, approximately 1,500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowner insurance and commercial general liability products. Through our wholly owned subsidiary, FedUSA, Inc. ("FedUSA"), we franchise agencies under the FedUSA name. As of December 31, 2004, franchises were granted for 48 FedUSA agencies, of which 42 were operating and 6 were pending.

      On December 31, 2004, we sold most of the non-current assets and the deferred policy acquisition liability related to our network of 24 Company-owned agencies, 48 franchised agencies located in Florida including our franchise operations to Fed USA Retail, Inc. and Fed USA Franchising, Inc. We retained ownership of the current assets and liabilities. For further discussion of this transaction see footnote 24, Discontinued Operations.

      The  Company-owned  agencies  were located in  Miami-Dade,  Broward,  Palm
Beach, Martin, Orange, Osceola, Volusia and Seminole Counties, Florida. The franchised agencies are located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, Orange, Lee and Collier Counties, Florida. The independent agents are located throughout Florida.

      Assurance MGA, a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

      We also offered other services at our Company-owned and franchised agencies, including tax return preparation and electronic filing and the issuance and renewal of license tags. In August 1999, we acquired an 80% interest in Express Tax Service, Inc ("Express Tax"). Express Tax licenses tax return preparation software to business locations throughout the United States and also earns fees on all electronically filed returns. Express Tax licenses its software to the Company's agencies. On January 13, 2005, with an effective date of January 1, 2005, we sold our 80% interest in Express Tax Service, Inc.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


(along with its wholly owned subsidiary, EXPRESSTAX Franchise Corporation) to Robert J. Kluba, the president of Express Tax and the holder of the 20% minority interest in Express Tax, and Robert H. Taylor. In exchange for our shares, we received a net cash payment of $311,351, which reflected a purchase price of $660,000 less $348,649. in intercompany receivables we owed to Express Tax. In addition, we received a payment of $1,200,000 in exchange for our agreement not to compete with the current businesses of Express Tax for five years after the sale. For further discussion see our Subsequent Events section.

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

            An analysis of deferred acquisition costs follows:

                                            Year Ended December 31,
                                            -----------------------
                                       2004            2003           2002
                                   ------------    ------------   ------------
Balance, beginning of year         $  1,739,685    $      7,721   $     11,952
Acquisition costs deferred           13,640,291         877,685     (2,068,545)
Amortization expense during year     (8,422,808)        854,279      2,064,314
                                   ------------    ------------   ------------
Balance, end of year               $  6,957,168    $  1,739,685   $      7,721
                                   ============    ============   ============
      (E) PREMIUM DEPOSITS

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


            Premium deposits represent premiums received on policies not yet written. We take approximately 30 working days to issue the policy from the date the cash and policy application are received.

      (F) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

            Unpaid losses and loss adjustment expenses are determined by establishing liabilities in amounts estimated to cover incurred losses and loss adjustment expenses. Such liabilities are determined based upon our assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and loss adjustment expenses and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the estimates are revised. Unpaid losses and loss adjustment expenses are reported net of estimates for salvage and subrogation recoveries, which totaled approximately $889,000, $859,000 and $550,000, net of reinsurance, at December 31, 2004, 2003 and 2002, respectively.

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

      (I) CREDIT LOSSES

            Provisions for credit losses are provided in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses. We have been increasing our reliance on the direct billing our policyholders for their insurance premiums. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. The increase in the allowance for credit losses can be primarily attributed to homeowner and mobile homeowner policyholders and a cancellation moratorium in effect for non-payment of insurance premiums.

            The activity in the allowance for credit losses for premiums receivable was as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


                                                         Year Ended December 31,
                                                          -----------------------
                                                      2004          2003          2002
                                                    ---------     ---------     ---------
Allowance for credit losses at beginning of year    $ 123,000     $ 201,000     $ 235,000
Additions charged to bad debt expense                 462,365        11,259        34,710
Write-downs charged against the allowance             (43,514)      (89,259)      (68,710)
                                                    ---------     ---------     ---------
Allowance for credit losses at end of year          $ 541,851     $ 123,000     $ 201,000
                                                    =========     =========     =========

            See Note 4 for the activity in the allowance for credit losses for finance contracts.

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

      (K) POLICY FEES

            Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

      (L) REINSURANCE

            We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the life of the policies covered under the reinsurance agreements. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2004, all reinsurance recoverables are considered collectible.

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

      (N) CONTINGENT REINSURANCE COMMISSION

            Our reinsurance contracts provide ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides us with the provisional commissions. We have recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable. There were no contingent ceding commissions recognized for the year ended December 31, 2003 due to the provisions contained in the reinsurance contract allowing for a flat rate commission schedule. For the year ended December 31, 2002 there was $369,000 of contingent ceding commissions recognized.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



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

      (P) ACCOUNTING CHANGES

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised 2004) ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for 21st Century's fiscal quarter beginning July 1, 2005. We have not yet determined the effect on us of the adoption of SFAS No. 123R.

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

            In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003 , we completed a private placement of our 6% Senior Subordinated Notes (the "July 2003 Notes"), and on September 30, 2004 , we completed another private placement of our 6% Senior Subordinated Notes (the "September 2004 Notes"), both of which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the "Warrants") to purchase shares of our Common Stock. These Notes which fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 are presented as a liability in conformity with Statement of Financial Accounting Standard Number
150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

      (Q) USE OF ESTIMATES

            The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

            Similar to other property and casualty insurers, our liability for unpaid losses and LAE, although supported by actuarial projections and other data, is ultimately based on management's reasoned expectations of future events. Although considerable variability is inherent in these estimates, we believe that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of our deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the Consolidated Financial Statements.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



      (R) NATURE OF OPERATIONS

            The following is a description of the most significant risks facing us and how we mitigate those risks:

            (I) LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the states of Florida, Louisiana, Texas, Alabama and Georgia, we are more exposed to this risk than some of our more geographically balanced competitors.

                  As a result of the hurricanes striking Florida in August and September 2004, we are not in compliance with certain regulatory requirements. To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or the 2004 statutory minimum capital and surplus requirement of $4.00 million as defined in the Florida Insurance Code. As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72 titled "Surplus and Quasi-reorganizations," compliance with this provision was restored by way of a surplus infusion from 21st Century. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of
                  Statutory Accounting Principles No. 72, compliance with this provision was also restored. American Vehicle remains in compliance with statutory premium-to-capital surplus ratios.

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

            (IV) CATASTOPHIC EVENT RISK--the risk associated with writing insurance policies covering automobile owners, home owners, and business owners for losses that result from catastrophes, including hurricanes, tropical storms, tornadoes or other weather related events. We mitigate our risk of catastrophic events through the use of reinsurance, forecast modeling techniques and the monitoring of concentrations of risk, all designed to protect the statutory surplus of the insurance companies.

      (S) FAIR VALUE

            The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2004 and 2003. Changes in interest rates subsequent to December 31, 2004 may affect the fair value of our investments. Refer to Note 3(a) for details.

            The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2004 and 2003 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, due from reinsurers, drafts payable to insurance companies, revolving credit outstanding, bank overdraft, accounts payable, accrued expenses and subordinated debt.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



      (T) GOODWILL

            In July 2001, the FASB issued SFAS 141 "Business Combinations," effective for all business combinations initiated after June 30, 2001, and SFAS 142 "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires the purchase method of accounting be used for all business combinations. Goodwill and indefinite-lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives. SFAS 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. Prior to the adoption of SFAS 141 and 142, goodwill was amortized on a straight-line basis for financial statement purposes over periods ranging from 10 to 20 years. Effective December 31, 2004 we sold our interest in the assets associated with approximately $1,586,000 of goodwill. The remaining goodwill as of Decemeber 31, 2004 was sold on January 1, 2005. According to these transactions it was determined that goodwill was not impaired as of December 31, 2004. There was no amortization of goodwill recorded in 2004 and 2003.

            Goodwill is stated separately on the balance sheet and totaled $ 153,546 and $1,739,715 at December 31, 2004 and 2003, respectively, net of $61,419 and $1,726,530 of accumulated amortization as of December 31, 2004 and 2003, respectively. Our remaining goodwill relates to our Express Tax Service and EXPRESSTAX franchise subsidiaries which are included in our other segment. The impairment computation for 2004 and 2003 indicated there was no impairment of goodwill as of December 31, 2004 and 2003. Based upon this valuation analysis, goodwill does not appear to be impaired as of December 31, 2004 and 2003.

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

            The FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, we use the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25) to account for our stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 2(e) "Accounting Changes" and Note 16 "Stock Compensation Plans" for more information.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



                                                 For the year ended December 31,
                                                --------------------------------
                                          2004                2003               2002
                                     --------------       -------------      -------------
Net Income (loss) as reported        $  (10,857,776)      $   8,364,876      $   4,570,201
Compensation, net of tax effect           7,277,028           4,783,080          1,750,528
                                     --------------       -------------      -------------
Pro forma net income (loss)          $  (18,134,804)      $   3,581,796      $   2,819,673
                                     ==============       =============      =============
Net income (loss) per share
As reported - Basic                  $        (1.86)      $        1.76      $        1.01
As reported - Diluted                $        (1.86)      $        1.67      $        1.01
Pro forma - Basic                    $        (3.10)      $        0.75      $        0.63
Pro forma - Diluted                  $        (3.10)      $        0.71      $        0.63

      (V) PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2004.

      (W) RECLASSIFICATIONS

            Certain 2003 financial statement amounts have been reclassified to conform with the 2004 presentations.

(3) INVESTMENTS

      (A) FIXED MATURITIES AND EQUITY SECURITIES

            The following table shows the realized gains (losses) for fixed and equity securities for the years ended December 31, 2004 and 2003:

                                                                 Year Ended December 31,
                                   Gains (Losses)      Fair Value      Gains (Losses)     Fair Value
                                        2004            at Sale            2003             at Sale
                                    ------------      ------------     ------------      ------------
     Fixed income securities        $     62,513      $  6,418,287     $  1,590,936      $102,966,845
     Equity securities                   894,883        16,751,595        1,230,118        38,847,014
                                    ------------      ------------     ------------      ------------
          Total realized gains           957,396        23,169,882        2,821,054       141,813,859
                                    ------------      ------------     ------------      ------------


     Fixed income securities             (42,911)       38,133,986         (508,299)       17,213,554
     Equity securities                  (225,809)       16,997,269          (81,422)        7,555,755
                                    ------------      ------------     ------------      ------------
          Total realized losses         (268,720)       55,131,255         (589,721)       24,769,309
                                    ------------      ------------     ------------      ------------

Net realized gains on
investments                         $    688,676      $ 78,301,137     $  2,231,333      $166,583,168
                                    ============      ============     ============      ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



         A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2004 and 2003 is as follows:

                                                               Gross            Gross
                                              Amortized       Unrealized       Unrealized      Estimated
                                                 Cost           Gains           Losses         Fair Value
                                              -----------     -----------     -----------     -----------
December 31, 2004
     Fixed Maturities:
          U.S. government obligations         $54,695,914     $   154,809     $   737,119     $54,113,604
          Obligations of states and
            political subdivisions              9,506,161          63,179          67,681       9,501,659
          Corporate securities                  5,895,310         101,684          25,227       5,971,767
                                              -----------     -----------     -----------     -----------
                                              $70,097,385     $   319,672     $   830,027     $69,587,030
                                              ===========     ===========     ===========     ===========

     Equity securities - preferred stocks     $ 2,000,000     $        --     $        --     $ 2,000,000
                         common stocks         13,107,553         147,287         459,697      12,795,143
                                              -----------     -----------     -----------     -----------
                                              $15,107,553     $   147,287     $   459,697     $14,795,143
                                              ===========     ===========     ===========     ===========

December 31, 2003
     Fixed Maturities:
          U.S. government obligations         $26,337,724     $    63,038     $   856,651     $25,544,111
          Obligations of states and
            political subdivisions              7,639,293          60,501          65,342       7,634,452
          Corporate securities                 10,041,640         298,631          29,236      10,311,035
                                              -----------     -----------     -----------     -----------
                                              $44,018,657     $   422,170     $   951,229     $43,489,598
                                              ===========     ===========     ===========     ===========

     Equity securities - preferred stocks     $   250,000     $       400     $        --     $   250,400
                         common stocks          3,409,697           5,000           1,846       3,412,851
                                              -----------     -----------     -----------     -----------
                                              $ 3,659,697     $     5,400     $     1,846     $ 3,663,251
                                              ===========     ===========     ===========     ===========

         Below is a summary of fixed maturities at December 31, 2004 and 2003 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       December 31, 2004              December 31, 2003
                                       -----------------              -----------------
                                  Amortized       Estimated       Amortized       Estimated
                                    Cost         Fair Value         Cost          Fair Value
                                 -----------     -----------     -----------     -----------
Due in one year or less          $   386,076     $   389,648     $ 3,823,434     $ 4,039,356
Due after one year through
     five years                    6,876,095       6,892,451       5,975,696       6,077,534
Due after five years through
ten
     years                        50,509,441      50,263,305      22,835,339      22,372,081
Due after ten years               12,325,772      12,041,626      11,384,188      11,000,627
                                 -----------     -----------     -----------     -----------

                                 $70,097,384     $69,587,030     $44,018,657     $43,489,598
                                 ===========     ===========     ===========     ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



            United States Treasury Notes with a book value of $1,000,000, each, and maturing in 2012 were on deposit with the Florida Office of Insurance Regulation as of December 31, 2004, as required by law for both Federated National and American Vehicle.

            A summary of the sources of net investment income follows:

                                    Years Ended December 31,
                                    ------------------------
                                     2004              2003
                                  -----------       -----------
Fixed maturities                  $ 2,436,845       $ 1,462,919
Equity securities                     691,192           108,983
Cash and cash equivalents              49,178            26,676
Other                                   3,065           118,057
                                  -----------       -----------
     Total investment income        3,180,280         1,716,635
Less investment expenses               (8,660)          (92,419)
                                  -----------       -----------

     Net investment income        $ 3,171,620       $ 1,624,216
                                  ===========       ===========

            Proceeds from sales of fixed  maturities  and equity  securities for
the  years  ended   December  31,  2004,   2003  and  2002  were   approximately
$81.2 million, $168.0 million and $41.3 million, respectively.

            A summary of realized investment gains (losses) and (increases) in net unrealized losses follows:

                                Years Ended December 31,
                                ------------------------
                                2004               2003
                             -----------       -----------
Net realized gains
(losses):
     Fixed maturities        $    19,602       $ 1,082,637
     Equity securities           669,074         1,148,696
                             -----------       -----------


Total                        $   688,676       $ 2,231,333
                             ===========       ===========
     *Includes a $2,000,000 impairment loss

 Net unrealized losses:
     Fixed maturities        $    18,701       $  (321,514)
     Equity securities          (315,964)           27,712
                             -----------       -----------


Total                        $  (297,263)      $  (293,802)
                             ===========       ===========
      (B) MORTGAGE LOANS

                                            Years Ended December 31,
                                            ------------------------
                                             2004             2003
                                           ---------       ---------
Mortgage receivable beginning of year      $ 137,571       $ 145,043
New mortgages                                     --              --
Principal payments received                 (137,571)         (7,472)
                                           ---------       ---------
Mortgage receivable end of year            $      --       $ 137,571
                                           =========       =========

            A portion of these amounts represents outstanding balances from related party transactions. Refer to Note 13 for details.

(4) FINANCE CONTRACTS RECEIVABLE

      Below is a summary of the components of the finance contracts receivable balance:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002

                                                               Years Ended December 31,
                                                                2004              2003
                                                           ------------       ------------
Finance contracts receivable                               $  9,218,631       $ 10,990,446
Less:
       Unearned income                                         (453,487)          (536,246)
       Allowance for credit losses                             (475,788)          (562,558)
                                                           ------------       ------------
Finance contracts, net of allowance for credit losses      $  8,289,356       $  9,891,642
                                                           ============       ============

      The activity in the allowance for credit losses was as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2004            2003
                                                      ---------       ---------
Allowance for credit losses at beginning of year      $ 562,558       $ 404,356
Additions charged to bad debt expense                   559,396         819,868
Write-offs charged against the allowance               (646,166)       (661,666)
                                                      ---------       ---------
Allowance for credit losses at end of year            $ 475,788       $ 562,558
                                                      =========       =========

      As of December 31, 2004, approximately $2.6 million, or 28.8%, of the gross premium finance receivables (before the allowances for credit losses and unearned premium finance charges) that represent policies from an unrelated insurer. This unrelated insurance company currently is rated "B-" (Fair) by A.M. Best.

      As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                    Years Ended December 31,
                                                    ------------------------
                                                     2004              2003
                                                  -----------       -----------
Land                                              $   625,000       $   632,144
Building and improvements                           3,114,300         2,823,400
Furniture and fixtures                              2,562,971         2,385,083
                                                  -----------       -----------
         Property, plant and equipment, gross       6,302,271         5,840,627
Accumulated depreciation                           (2,029,538)       (1,686,984)
                                                  -----------       -----------
         Property, plant and equipment, net       $ 4,272,733       $ 4,153,643
                                                  ===========       ===========

      Depreciation of property, plant, and equipment was $490,697, $437,356 and $376,516 during 2004, 2003 and 2002, respectively.

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

      The impact of reinsurance on the financial statements is as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                       2004                2003                2002
                                                   -------------       -------------       -------------
Premium written:
              Direct                               $ 100,662,025       $  72,991,434       $  63,036,468
              Ceded                                  (15,485,917)        (22,090,644)        (25,286,828)
                                                   -------------       -------------       -------------
                                                   $  85,176,108       $  50,900,790       $  37,749,640
                                                   =============       =============       =============
Premiums earned:
              Direct                               $  84,631,511       $  67,803,257       $  48,988,774
              Ceded                                  (18,390,167)        (25,518,462)        (19,595,770)
                                                   -------------       -------------       -------------
                                                   $  66,241,344       $  42,284,795       $  29,393,004
                                                   =============       =============       =============
Losses and loss adjustment expenses incurred:
              Direct                               $ 138,605,465       $  46,035,627       $  29,776,770
              Ceded                                  (63,612,684)        (18,526,648)        (13,789,645)
                                                   -------------       -------------       -------------
                                                   $  74,992,781       $  27,508,979       $  15,987,125
                                                   =============       =============       =============


                                                            As of December 31,
                                                            ------------------
                                                          2004               2003
                                                      ------------       ------------
Unpaid losses and loss adjustment expenses, net:
              Direct                                  $ 46,570,679       $ 24,570,198
              Ceded                                     (9,414,794)        (9,761,353)
                                                      ------------       ------------

                                                      $ 37,155,885       $ 14,808,845
                                                      ============       ============

Unearned premiums:
              Direct                                  $ 50,152,711       $ 34,122,663
              Ceded                                     (5,510,379)        (7,823,374)
                                                      ------------       ------------

                                                      $ 44,642,332       $ 26,299,289
                                                      ============       ============

      We earned approximately $1.5 million, $6.7 million and $6.8 million in commissions on premiums ceded during the years ended December 31, 2004, 2003 and 2002, respectively. Had all of our reinsurance agreements been cancelled at December 31, 2004 we would have returned no reinsurance commissions to our reinsurers and in turn, our reinsurers would have nothing to return to us from unearned premiums. Had all of our reinsurance agreements been canceled at December 31, 2003, we would have returned a total of approximately $2.5 million in reinsurance commissions to our reinsurers; in turn, our reinsurers would have returned approximately $7.8 million in unearned premiums to us.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      At December 31, 2004 and 2003, the Company had an unsecured aggregate recoverable for paid and unpaid losses and loss adjustment expenses and unearned premiums with the following reinsurers:

                                                                                   As of December 31,
                                                                                   ------------------
                                                                                 2004              2003
                                                                              ------------      ------------
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
              Unearned premiums                                               $      2,559      $  7,823,374
              Reinsurance recoverable on paid losses and loss adjustment
              expenses                                                           1,661,751         2,457,228
              Unpaid losses and loss adjustment expenses                         2,507,403         9,761,353
                                                                              ------------      ------------
                                                                              $  4,171,713      $ 20,041,955

Amounts due from reinsurers consisted of amounts related to:
              Unpaid losses and loss adjustment expenses                      $  2,507,403      $  9,761,353
              Reinsurance recoverable on paid losses and loss adjustment
              expenses                                                           1,661,751         2,457,228
              Reinsurance receivable
              (payable)                                                             11,301        (1,339,162)
                                                                              ------------      ------------
                                                                              $  4,180,455      $ 10,879,419

(7) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES ("LAE")

      The liability for unpaid losses and loss adjustment expenses is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

      Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                For the years ended December 31,
                                               ---------------------------------
                                            2004               2003               2002
                                         ------------       ------------       ------------

Balance at January 1:                    $ 24,570,198       $ 16,983,756       $ 11,005,337
      Less reinsurance recoverables        (9,761,354)        (7,847,421)        (4,798,556)
                                         ------------       ------------       ------------
          Net balance at January 1       $ 14,808,844       $  9,136,335       $  6,206,781
                                         ============       ============       ============

Incurred related to:
      Current year                       $ 76,423,059       $ 26,274,932       $ 15,896,251
      Prior years                          (1,430,278)         1,234,047             90,874
                                         ------------       ------------       ------------
          Total incurred                 $ 74,992,781       $ 27,508,979       $ 15,987,125
                                         ============       ============       ============

Paid related to:
      Current year                       $ 42,304,178       $ 14,205,212       $  8,149,079
      Prior years                          10,341,563          7,631,258          4,908,492
                                         ------------       ------------       ------------
          Total paid                     $ 52,645,741       $ 21,836,470       $ 13,057,571
                                         ============       ============       ============

Net balance at year-end                  $ 37,155,884       $ 14,808,844       $  9,136,335
      Plus reinsurance recoverables         9,414,795          9,761,354          7,847,421
                                         ------------       ------------       ------------
          Balance at year-end            $ 46,570,679       $ 24,570,198       $ 16,983,756
                                         ============       ============       ============

      Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and loss adjustment expenses, we believe that the liability for unpaid losses and loss adjustment expenses is adequate to cover all claims and related expenses which may arise from incidents reported.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year's claims, we decreased the liability for loss and LAE for claims occurring in prior years by $1,430,278 for the year ended December 31, 2004 and increased the liability for loss and LAE for claims occurring in prior years by $1,234,047 and $90,874 for the year ended December 31, 2003 and 2002, respectively. The adjustments in the liability were primarily attributable to loss development with respect to our personal automobile insurance program. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2004.

(8) REVOLVING CREDIT OUTSTANDING

      Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC, a wholly-owned subsidiary of FlatIron, which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

      During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up to $4.0 million over the next three years. We believe that this available credit is sufficient based on our current operations. Our lender, however, could decide to reduce our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. If the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender in its sole discretion suffers a material adverse change, then under the terms of the Revolving Agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced. If that occurs and we are not able to obtain working capital from other sources, then we would have to restrict our growth and, possibly, our operations. As of December 31, 2004, under the terms of our agreement with FlatIron, only American Vehicle policies are eligible for collateral and beginning in March 2005, our Lender agreed to permit policies written by Federated National to be eligible for collateral up to $165,000.

      The amount of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. As of December 31, 2004, our interest rate was 7.00% as compared to our interest rate as of December 31, 2003 of 5.75%

      The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at December 31, 2004 and December 31, 2003. Outstanding borrowings under the Revolving Agreement as of December 31, 2004 and December 31, 2003 were $2.1 million and $4.1 million, respectively. Outstanding borrowings in excess of the $2.0 million commitment totaled $148,542 as of December 31, 2004. The excess amount, permissible by reason of a compensating cash balance of $156,070 for December 31, 2004, was held for the benefit of FPF and is included in other assets. Outstanding borrowings in excess of the $4.0 million commitment totaled $98,786 as of December 31, 2003. The excess amount, permissible by reason of a compensating cash balance of $200,430 for December 31, 2003, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2004, 2003 and 2002 totaled approximately $178,000, $203,000 and $342,000, respectively.

      The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 5.71%, 4.83% and 6.23% for the years ended December 31, 2004, 2003 and 2002, respectively.

      In September 2002, Flatiron reduced the maximum credit commitment under the Revolving Agreement due to the A.M. Best ratings of third party insurance carriers with which we were financing policies at the time. Simultaneously, however, we ceased financing policies underwritten by third party insurance carriers altogether and began financing only those policies underwritten by our insurance carriers (in 2003 we began again to finance policies from a small number of independent agents whose customer base and operational history meet our strict criteria for credit worthiness). Additionally, we implemented a direct billing program for policies underwritten by our carriers. These changes markedly decreased credit risks and made our reliance on the higher credit commitment previously offered by FlatIron unnecessary.

      Direct billing is where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The amount of WPAC's advance is subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


(9) INCOME TAXES

      A summary of the provision for income tax expense (benefit) is as follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                            2004              2003              2002
                                                        -----------       -----------       -----------

Federal:
     Current                                            $(6,656,755)      $ 3,404,982       $ 3,323,281
     Deferred                                               778,573           (39,283)         (453,708)
                                                        -----------       -----------       -----------
Provision (benefit) for Federal income tax expense       (5,878,182)        3,365,699         2,869,573
                                                        -----------       -----------       -----------
State:
     Current                                                     --           563,375           510,941
     Deferred                                              (986,105)           (6,725)          (77,665)
                                                        -----------       -----------       -----------
Provision (benefit) for state income tax expense           (986,105)          556,650           433,276
                                                        -----------       -----------       -----------
Provision (benefit) for income tax expense              $(6,864,287)      $ 3,922,349       $ 3,302,849
                                                        ===========       ===========       ===========


      The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:



                                                                   Year Ended December 31,
                                                                   -----------------------
                                                            2004              2003              2002
                                                        -----------       -----------       -----------

Computed expected tax (benefit), at federal rate        $(6,025,502)      $ 4,177,657       $ 2,437,254
State tax, net of federal deduction benefit                (650,829)          556,650           443,276
Tax-exempt interest                                        (124,125)         (122,275)          (95,564)
Amortization of goodwill                                         --            53,536            54,641
Dividend received deduction                                (135,847)          (42,612)           (5,205)
Capital loss carryforward                                        --          (371,847)               --
Disposition of financially impaired bond                         --          (340,000)               --
Valuation allowance for capital loss carry forward               --                --           256,083
Interest expense not requiring cash                         176,375                --                --
Other, net                                                 (104,359)           11,240           212,364
                                                        -----------       -----------       -----------
Income tax expense (benefit), as reported               $(6,864,287)      $ 3,922,349       $ 3,302,849
                                                        ===========       ===========       ===========

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                         2004              2003
                                                      -----------       -----------

Deferred tax assets:
     Unpaid losses and loss adjustment expenses       $ 1,369,078       $   501,190
     Unearned premiums                                  3,340,012         1,979,284
     Unrealized loss on investment securities             304,667           196,012
     Allowance for credit losses                          367,232           257,975
     Unearned commissions                                 183,486           189,222
     Accrued class action settlement                      225,780           225,780
     Deferred commissions                                  56,445            75,260
     Goodwill                                              52,130           131,063
     Unearned adjusting income                              9,462            20,456
     Capital loss carryforward - Impairment loss          376,300           376,300
                                                      -----------       -----------
Total deferred tax assets                               6,284,592         3,952,542
                                                      -----------       -----------

Deferred tax liabilities:
     Prepaid Florida Hurricane Catastrophic Fund               --          (222,664)
     Deferred acquisition costs, net                   (2,624,702)         (661,262)
     Depreciation                                          (3,814)          (38,433)
                                                      -----------       -----------
Total deferred tax liabilities                         (2,628,516)         (922,359)
                                                      -----------       -----------
Net deferred tax asset                                $ 3,656,076       $ 3,030,183
                                                      ===========       ===========

      In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2004 and 2003, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002



(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

      To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10 percent of their liabilities or a statutory minimum capital and surplus as defined in the Code. In 2004, 2003 and 2002, Federated National and American Vehicle were required to have capital surplus of $4.0 million, $3.60 million and $3.25 million, each, respectively. At December 31, 2004, 2003 and 2002, Federated National's statutory capital surplus was $7.6 million, $16.7 million and $9.2 million, respectively. At December 31, 2004, 2003 and 2002, American Vehicle had statutory capital surplus of $17.1 million, $10.7 million and $4.0 million, respectively. Further, the companies were also required to adhere to a prescribed net premium-to-surplus ratio.

      As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72 titled "Surplus and Quasi-reorganizations," compliance with this provision was restored. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72, compliance with this provision was also restored. American Vehicle remains in compliance with statutory premium-to-capital surplus ratios.

      As of December 31, 2004, to meet regulatory requirements, we had bonds with a carrying value of approximately $2,049,000 pledged to the Insurance Commissioner of the State of Florida.

      Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida Office of Insurance Regulation if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains or (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida Office of Insurance Regulation (i) if the dividend is equal to or less than the greater of
(a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediate preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution,
(iii) the insurer files a notice of the dividend or distribution with the Florida Office of Insurance Regulation at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida Office of Insurance Regulation or (ii) 30 days after the Florida Office of Insurance Regulation has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2004, 2003 or 2002. Under these laws, neither Federated National nor American Vehicle would be permitted to pay dividends to 21st Century in 2004.

      In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Based upon the 2004 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC. Based upon the 2004 statutory financial statements for Federated National, statutory surplus did not exceed regulatory action levels established by the NAIC. Federated National's results required us to submit a plan containing corrective actions. Federated has submitted its plan

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


for corrective action and is currently in discussions with the Florida Office of Insurance Regulation regarding the merits of the action plan points. The regulatory action level permits the insurance regulators to perform an examination or other analysis and issue a corrective order. Federated National is scheduled to have its statutorily required triennial examination during 2005 for the three years ended December 31, 2004 to be performed by the Florida Office of Insurance Regulation. We may be subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida Office of Insurance Regulation.

      The  Florida   Office  of  Insurance   Regulation,   which  follows  these
requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

      Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer's statutory surplus to its Authorized Control Level ("ACL"), as calculated under the NAIC's requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National's ratio of statutory surplus to its ACL was 125.5%, 434.2% and 274.2% at December 31, 2004, 2003 and 2002, respectively. American Vehicle's ratio of statutory surplus to its ACL was 545.1%, 585.2% and 401.6% at December 31, 2004, 2003 and 2002, respectively.

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

      As of December 31, 2004, Federated National was outside NAIC's usual ranges with respect to its IRIS tests on seven out of twelve ratios. With the exception of two of these test results, all of test results can be attributed to the significant degradation of Policyholders' Surplus stemming from the losses incurred relative to its homeowner s' line of business as a result of the four hurricanes that affected Florida in August and September of 2004. Change in Net Writings and Two-Year Reserve Development to Policyholders' Surplus was the results of test ratios that do not employ Policyholders' Surplus.

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

      As of December 31, 2004, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $4.3 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

      As of December 31, 2003, American Vehicle was outside NAIC's usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company's capital contributions totaling $5.9 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

      We do not currently believe that the Florida Office of Insurance Regulation will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, though there can be no assurance that will be the case.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      The table below reflect the range and test results for both Federated National and American Vehicle for the years ended December 31 2004 and 2003, respectively.

                                                                 Unusual Values
                                                                   Equal to or       Federated National      American Vehicle
                                                                  Over      Under    2004         2003       2004       2003
                                                                  ----      -----    ----         ----       ----       ----
Gross Premiums to Ploicyholders' Surplus                           900       --      997.0 *      294.6      154.1      261.7
Net Premium to Policyholders' Surplus                              300       --      786.7 *      229.5      157.0      182.2
Change in Net Writtings                                             33      -33       56.2 *       35.2 *     37.3 *     58.7 *
Surplus Aid to Policyholders' Surplus                               15       --       0.03          6.8          0        9.7
Two-year Overall Operating Ratio                                   100       --      130.1 *       83.3       83.3       86.7
Investment Yield                                                   10.0     4.5        5.1          2.7 *      3.3 *      3.5 *
Change in Policyholders' Surplus                                    50      -10      -31.9 *       72.0 *     64.3 *    165.3 *
Liabilities to Liquid Assets                                       105       --      183.3 *       71.9       63.1       71.2
Gross Agents' Balance to Policyholders' Surplus                     40       --          0          6.9        9.8       11.9
One-Year Reserve Development to Policyholders' Surplus              20       --          6.4       22.5 *      5.8       17.1
Two-Year Reserve Development to Policyholders' Surplus              20       --       22.4 *       28.1 *     11.5        0.9
Estimated Current Reserve Deficiency to Policyholdes' Surplus       25       --       -200.4       13.6        7.9       19.1

                                                            * indicates an unusual value

      GAAP differs in some respects from reporting practices prescribed or permitted by the Florida Office of Insurance Regulation. Federated National's statutory capital and surplus was $7.6 million and $16.7 million as of December 31, 2004 and 2003, respectively. Federated National's statutory net income
(loss) was ($25.4) million, $2.9 million and ($2.1) million for the years ended December 31, 2004, 2003 and 2002, respectively. Federated National's statutory non-admitted assets were approximately $8.9 million and $504,000 as of December 31, 2004 and 2003, respectively.

      American Vehicle's statutory capital and surplus was $17.1 million and $10.7 million as of December 31, 2004 and 2003, respectively. American Vehicle's statutory net income was approximately $2,032,000, $848,000 and $135,000 for the years ended December 31, 2004, 2003 and 2002 respectively. American Vehicle's statutory non-admitted assets were approximately $167,000 and $161,000 as of December 31, 2004 and 2003, respectively.

(11) COMMITMENTS AND CONTINGENCIES

      In June 2000, a lawsuit was filed against us, our directors and our executive officers seeking compensatory damages in an undisclosed amount on the basis of allegations that our amended registration statement dated November 4, 1998 was inaccurate and misleading concerning the manner in which we recognized ceded insurance commission income, in violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lawsuit was filed in the United States District Court for the Southern District of New York. The plaintiff class purportedly included purchasers of our common stock between November 5, 1998 and August 13, 1999. The Court granted the plaintiffs class status. Specifically, the plaintiffs alleged that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case. The parties have negotiated the final terms of a Memorandum of Understanding, which was executed by the parties and then approved by the court in late February 2005. We have reserved and charged against forth quarter 2003 earnings $600,000 for the potential settlement and associated costs. During
2004, and through the date of the auditor's report, no adjustment to the original reserve has been deemed necessary.

      We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. We were assessed $258,000 for the year ended December 31, 2002. There was no assessment made for the years ended December 31, 2004 or 2003.

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

      During the year ended December 31, 2004 Federated National and American Vehicle were assessed $362,121 and $120,009, respectively. These charges are contained in Operating and Underwriting Expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

      See Note 25, "Subsequent Events," for a discussion on the possibility of an assessment imposed by Florida's state run insurer of last resort, Citizens Property Insurance Corporation.

(12) LEASES

      Effective December 31, 2004 we sold our interest in our agency operations which relieved us from our lease obligations. Until then we leased office space under various lease agreements with expiration dates through September 2007. Rental expense associated with operating leases was charged to expense in the period incurred. Rental expenses for 2004, 2003 and 2002 were approximately $840,000, $733,000 and $756,000, respectively, and are included in operating and underwriting expenses in the accompanying consolidated statements of operations.

      At December 31, 2004, there are no minimum aggregate rental commitments.

(13) RELATED PARTY TRANSACTIONS

      One of our directors is a partner at a law firm that handles the Company's claims litigation. Fees paid to this law firm amounted to approximately $327,000, $219,000 and $266,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

      In September 2002, one of our directors, who is also on the Investment Committee, began to oversee an investment account for the Company. The oversight arrangement was subsequently terminated in March of 2003. Fees paid to this director in 2003 and 2002 totaled $7,500 and $1,250, respectively.


(14) NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the stock option plan were anti-dilutive for the years ended December 31, 2004 and 2002 and were not taken into account in the computation.

      At December 31, 2003 and 2002, warrants issued to two employees to purchase 7,800, and 62,500 shares, respectively, of common stock at $9 per share were outstanding. During 2003, 54,700 warrants were exercised.

      At December 31, 2002, warrants sold as part of an underwriting agreement at a price of $0.0001 per warrant, entitling the holder to purchase 125,000 shares of common stock at $10.86 per share, were outstanding. During 2003, all of the 125,000 shares were exercised. All of these potential common shares were excluded from the computation of net income per share for 2002 because their inclusion would have an anti-dilutive effect.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      A summary of the numerator and denominator of the basic and fully diluted (2003 only) net income (loss) per share is presented below:

                                                  Income (Loss)     Shares Outstanding    Per-share
                                                   (Numerator)         (Denominator)       Amount
                                                   ------------          ---------         ------
For the year ended December 31, 2004:
     Basic net income (loss) per share             $(10,857,775)         5,847,102         $(1.86)
                                                   ============          =========         ======
     Fully diluted income (loss) per share         $(10,857,775)         5,847,102         $(1.86)
                                                   ============          =========         ======

For the year ended December 31, 2003:
     Basic net income per share                    $  8,364,876          4,756,972         $1.76
                                                   ============          =========         ======
     Fully diluted income per share                $  8,364,876          5,022,938         $1.67
                                                   ============          =========         ======

For the year ended December 31, 2002:
     Basic net income per share                    $  4,570,201          4,508,439         $1.01
                                                   ============          =========         ======
     Fully diluted income per share                $  4,570,201          4,508,439         $1.01
                                                   ============          =========         ======

(15) SEGMENT INFORMATION

      We operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior Adjusting and marketing and distribution through independent agents. The insurance segment sells primarily standard and nonstandard personal automobile insurance, homeowners' insurance, mobile home property and casualty insurance, and general liability insurance. This segment includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium Finance. The financing segment provides premium financing to our insureds and third party carrier insureds, and is marketed through our distribution network.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      Information regarding components of operations for the years ended December 31, 2004, 2003 and 2002 follows:

                                                           Years Ended December 31,
                                                           ------------------------
                                                   2004               2003               2002
                                               ------------       ------------       ------------
Total Revenues
     Insurance Segment:
        Earned premium                         $ 66,241,344       $ 42,284,795       $ 26,914,565
        Investment income                         4,160,658          5,815,074          1,253,215
        Adjusting income                          5,771,141          4,172,084          2,886,838
        MGA fee income                            2,039,783          2,328,681          1,970,226
        Commision income                          2,240,386          3,532,108            670,918
        Other income                                434,819           (625,157)            93,719
                                               ------------       ------------       ------------
     Total insurance revenue                     80,888,131         57,507,585         33,789,481
                                               ------------       ------------       ------------

     Financing Segment:
        Premium finance income                    2,748,149          2,622,745          3,657,942
        Pay day advances                                 --                 --             56,584
                                               ------------       ------------       ------------
     Total financing revenue                      2,748,149          2,622,745          3,714,526
                                               ------------       ------------       ------------

     All other segment revenue                    2,918,690          3,224,734          1,445,606
                                               ------------       ------------       ------------

Total operating revenue                          86,554,970         63,355,064         38,949,613
     Intercompany eliminations                   (9,983,546)        (9,766,646)        (4,958,477)
                                               ------------       ------------       ------------
Total revenues                                 $ 76,571,424       $ 53,588,418       $ 33,991,136
                                               ============       ============       ============


Earnings (loss) before income taxes:
     Insurance segment                         $(24,436,582)      $ 13,241,545       $  7,563,465
     Financing segment                            1,059,107            622,740          1,421,302
     All other segments                           1,171,835           (212,455)          (199,414)
                                               ------------       ------------       ------------
Total earnings (loss) before income taxes      $(22,205,639)      $ 13,651,830       $  8,785,353
                                               ============       ============       ============

      Information regarding total assets as of December 31, 2004 and 2003 follows:

                                      Years Ended December 31,
                                      ------------------------
                                      2004               2003
                                  -------------      -------------
Assets by segment
   Insurance segment              $ 134,894,764      $  93,301,125
   Financing segment                  8,536,786         10,105,548
   All other segments                15,460,463          3,602,606
                                  -------------      -------------
Total assets by segment             158,892,013        107,009,279
   Intercompany eliminations          4,709,359           (313,686)
                                  -------------      -------------
Total assets by segment           $ 163,601,372      $ 106,695,593
                                  =============      =============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      Supplemental segment information as of and for the year ended December 31, 2004, 2003 and 2002 follows:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                              2004               2003               2002
                                                          ------------       ------------       ------------
Insurance segment
     Deferred policy acquisition costs -                  $  6,957,168       $  1,739,685       $      7,721
     Reserves for unpaid loss and LAE                     $ 46,570,679       $ 24,570,198       $ 16,983,756
     Unearned premiums                                    $ 50,152,711       $ 34,122,663       $ 28,934,486
     Earned premiums                                      $ 66,241,344       $ 44,877,230       $ 29,393,004
Net investment income (loss)
     Insurance segment                                    $  4,139,178       $ 1,624,216        $  1,253,765
     All other segments                                         21,480                 --                 --
                                                          ------------       ------------       ------------
Total net investment income (loss)                        $  4,160,658       $  1,624,216       $  1,253,765
                                                          ============       ============       ============

Claims and adjustment expenses incurred related to
current years - Insurance segment                         $ 76,423,059       $ 26,274,932       $ 15,896,251
                                                          ============       ============       ============

Claims and adjustment expenses incurred related to
prior years - Insurance segment                           $ (1,430,278)      $  1,234,047       $     90,874
                                                          ============       ============       ============

Amortization of deferred acquisition costs -
Insurance segment
     Insurance segment                                    $ 10,525,334       $  2,436,813       $    776,171
     Financing segment                                         137,861            212,285           (237,851)
     Eliminations                                           (2,240,386)        (3,503,376)        (2,602,634)
                                                          ------------       ------------       ------------
Total amortization of deferred acquisition costs:         $  8,422,808       $   (854,278)      $ (2,064,314)
                                                          ============       ============       ============

Paid claims and claim adjustment expense - Insurance
segment                                                   $ 52,645,741       $ 21,836,470       $ 13,057,571
                                                          ============       ============       ============

Net premiums written - Insurance segment                  $ 85,176,108       $ 50,900,790       $ 35,271,201
                                                          ============       ============       ============


(16) STOCK COMPENSATION PLANS

      In December 1998, we issued warrants to two employees to purchase 62,500 shares of common stock of the Company at $9 per share. The estimated fair value of these warrants at the date issued was approximately $226,000 using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. During 2004, all remaining warrants were exercised.

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2004, we had outstanding exercisable options to purchase 198,275 shares.

      In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2004, we had outstanding exercisable options to purchase 15,000 shares.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2004, we had outstanding exercisable options to purchase 906,300 shares.

      Activity in our stock option plans for the period from January 1, 2002 to December 31, 2004 is summarized below:

                                   -------------------------------- ----------------------------- --------------------------------
                                              1998 PLAN                 2001 FRANCHISEE PLAN                 2002 PLAN
                                   -------------------------------- ----------------------------- --------------------------------
                                                       Weighted                      Weighted                       Weighted
                                                        Average                       Average                        Average
                                                        Option                        Option                         Option
                                      Number of        Exercise      Number of        Exercise     Number of         Exercise
                                       Shares            Price        Shares           Price        Shares            Price
                                   ---------------   -------------- -----------    -------------- -----------   ------------------
Outstanding at January 1, 2002          618,858         $ 6.67        125,745         $ 6.67               --
Granted                                 342,398         $ 6.67             --                       1,174,500         $ 8.91
Exercised                                (1,500)                                                           --             --
Cancelled                              (158,249)        $ 6.67         (8,512)        $ 6.67          (84,000)        $ 9.02
                                      ---------                     ---------                       ---------
Outstanding at December 31, 2002        801,507         $ 6.67        117,233         $ 6.67        1,090,500         $ 8.90
Granted                                      --         $ 6.67         15,000         $ 9.17          152,250         $10.51
Exercised                              (375,371)        $ 6.67        (92,273)        $ 6.67         (216,900)        $ 8.57
Cancelled                               (17,606)        $ 6.67             --                         (87,750)        $ 9.37
                                      ---------                     ---------                       ---------
Outstanding at December 31, 2003        408,530         $ 6.67         39,960         $ 7.61          938,100         $ 9.20
Granted                                      --                                           --          178,750         $18.02
Exercised                              (193,755)        $ 6.67        (24,960)        $ 6.67         (136,300)        $ 9.16
Cancelled                               (16,500)        $ 6.67             --                         (74,250)        $10.59
                                      ---------                     ---------                       ---------
Outstanding at December 31, 2004        198,275         $ 6.67         15,000         $ 9.17          906,300         $10.74
                                      =========                     =========                       =========

      Options outstanding as of December 31, 2004 are exercisable as follows:

                         ---------------------------------- ---------------------------- ---------------------------------
                                     1998 PLAN                 2001 FRANCHISEE PLAN                 2002 PLAN
                         ---------------------------------- ---------------------------- ---------------------------------
                                              Weighted                      Weighted                     Weighted Average
                           Number of       Average Option     Number      Average Option  Number of       Option Exercise
                            Shares         Exercise Price   of Shares     Exercise Price   Shares             Price
Options Exercisable at:  --------------    ---------------- ----------    -------------- -----------    ------------------
   December 31, 2004       141,275               $6.67        15,000         $  6.67       491,126            $8.90
   December 31, 2005        28,500               $6.67            --         $  6.67       160,874            $8.90
   December 31, 2006        28,500               $6.67            --         $  6.67        89,150            $8.90
   December 31, 2007                             $6.67            --         $  6.67        89,150            $8.90
   December 31, 2008            --               $  --            --         $  6.67        44,300            $8.90

Thereafter                      --               $  --            --         $  6.67        31,700            $8.90
                           -------                            ------                       -------

Total options
exercisible                198,275                            15,000                       906,300
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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


                                           For the year ending December 31,
                                           --------------------------------
                                       2004              2003            2002
                                  --------------    --------------  --------------
Net Income (loss) as reported .   $  (10,857,776)   $    8,364,876  $    4,570,201
Compensation, net of tax effect        7,277,028         4,783,080       1,750,528
                                  --------------    --------------  --------------
Pro forma net income (loss) ...   $  (18,134,804)   $    3,581,796  $    2,819,673
                                  ==============    ==============  ==============
Net income (loss) per share
As reported - Basic ...........   $        (1.86)   $         1.76  $         1.01
As reported - Diluted .........   $        (1.86)   $         1.67  $         1.01
Pro forma - Basic .............   $        (3.10)   $         0.75  $         0.63
Pro forma - Diluted ...........   $        (3.10)   $         0.71  $         0.63

      The weighted average fair value of options granted during 2004, 2003 and 2002 estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26; $4.21 to $8.31 and $1.45 to $5.37, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

                              December 31, 2004   December 31, 2003    December 31, 2002
                              -----------------   -----------------    -----------------
Dividend yield                 2.24% to 3.19%       1.96% to 2.10%      .073% to 3.50%
Expected volatility           96.76% to 103.20%   105.91% to 108.73%        120.22%
Risk-free interest rate        2.13% to 3.25%       2.30% to 3.94%      4.49% to 5.82%
Expected life (in years)        3.00 to 3.60         3.00 to 6.36        4.83 to 7.02

      Summary information about the Company's stock options outstanding at December 31, 2004:

                                                            Weighted Average     Weighted
                          Range of       Outstanding at        Contractual        Average            Exercisable at
                       Exercise Price   December 31, 2004   Periods in Years    Exercise Price     December 31, 2004
                       --------------   -----------------   ----------------       -----            -----------------
1998 Plan                  $6.67              198,275             1.99             $6.67                 141,275
2001 Franchise Plan    $6.67 to $9.17          15,000             3.21             $9.17                  15,000
2002 Plan              $8.33 - $20.00         906,300             2.60             $10.74                491,126

(17) EMPLOYEE BENEFIT PLAN

      We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2004, 2003 and 2002, we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

      We made no acquisitions during 2004.

(19) COMPREHENSIVE INCOME (LOSS)

      Reclassification adjustments related to the investment securities included in comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 are as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


                                                                            December 31,
                                                                            ------------
                                                                   2004         2003         2002
                                                                 ---------    ---------    ---------
Unrealized holdings net gains (losses) arising during the year   $(809,639)   $(520,893)   $(103,764)

Reclassification adjustment for (gains) losses included in net
income                                                             520,893      227,091       90,197
                                                                 ---------    ---------    ---------
                                                                  (288,746)    (293,802)     (13,567)

Tax effect                                                         108,655      196,012        4,613
                                                                 ---------    ---------    ---------
Net depreciation on investment securities                        $(180,091)   $ (97,790)   $  (8,954)
                                                                 =========    =========    =========


(20) AUTHORIZATION OF PREFERRED STOCK

         Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2004.

(21)  21ST CENTURY HOLDING COMPANY

      The following summarizes the major categories of 21st Century Holding Company's (parent company only) financial statements:

          ASSETS                                          2004            2003
                                                      ------------    ------------

Cash and cash equivalents                             $  5,641,910    $    547,760
Investments and advances to subsidiaries                40,753,944      28,893,129
Deferred income taxes                                    7,917,385         824,171
Income taxes recoverable                                (8,674,526)        765,634
Property, plant and equipment, net                         637,641         699,919
Loan costs, net of amortization                            837,665         430,803
Other assets                                             6,123,042         258,280
                                                      ------------    ------------
         Total assets                                 $ 53,237,061    $ 32,419,696
                                                      ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt                                     $ 16,875,000    $  6,875,000
Dividends payable                                          442,183         422,890
Other liabilities                                        7,118,905         909,171
                                                      ------------    ------------
         Total liabilities                              24,436,088       8,207,061
                                                      ------------    ------------

Shareholders' equity:
     Common stock                                           67,448          40,889
     Additional paid-in capital                         26,310,147      21,181,048
     Accumulated other comprehensive deficit               309,280        (525,506)
     Retained earnings                                   3,893,743       5,283,978
     Treasury stock                                     (1,779,645)     (1,767,774)
                                                      ------------    ------------
         Total shareholders' equity                     28,800,973      24,212,635
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $ 53,237,061    $ 32,419,696
                                                      ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


Condensed Statements of Operations

                                                     2004            2003            2002
                                                 ------------    ------------    ------------
Revenue:
     Management fees from subsidiaries           $  1,992,000    $  1,993,500    $  1,885,000
     Equity in income (loss) of subsidiaries      (16,433,198)     12,871,893       5,605,148
     Net investment income (loss)                      21,480             308              --
     Other income                                      95,520         336,194          95,283
                                                 ------------    ------------    ------------
        Total revenue                             (14,324,198)     15,201,895       7,585,431
                                                 ------------    ------------    ------------


Expenses:
     Advertising                                      519,245         315,125         140,287
     Salaries and wages                               716,229         519,456         457,856
     Legal fees                                       232,971         855,573          50,304
     Interest expense and amortization of loan
     costs                                            909,162         403,952           8,853
     Other expenses                                 1,020,257         836,921         674,654
                                                 ------------    ------------    ------------
        Total expenses                              3,397,864       2,931,027       1,331,954
                                                 ------------    ------------    ------------
Income (loss) before provision for income tax
expense and extraordinary gain                    (17,722,062)     12,270,867       6,253,477
Benefit (expense) for income tax                    6,864,287      (3,905,992)     (1,683,276)
                                                 ------------    ------------    ------------
     Net income (loss)                           $(10,857,775)   $  8,364,875    $  4,570,201
                                                 ============    ============    ============

Condensed Statements of Cash Flow

                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Cash flow from operating activities:
Net income (loss)                                                 $(10,857,775)   $  8,364,876    $  4,570,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in income (loss) of subsidiaries                        32,632,932      (3,096,893)     (2,505,148)
     Depreciation and amortization of property plant and
     equipment                                                          94,257         138,151         126,295
     Common Stock issued for interest on Notes                         356,250         112,500              --
     Deferred income tax expense                                    (7,093,214)        (24,094)       (497,655)
     Income tax recoverable                                          9,440,160        (765,634)             --
     Dividends payable                                                  19,293        (242,943)       (119,079)
     Changes in operating assets and liabilities:
        Other assets                                                (5,864,762)        154,012          66,220
        Other Liabilities                                            6,209,732         497,197         (11,388)
                                                                  ------------    ------------    ------------
Net cash provided by operating activities                           24,936,873       5,137,172       1,629,446
                                                                  ------------    ------------    ------------

Cash flow from investing activities:

     Purchases of property and equipment                                31,979         (17,604)        (13,322)

     Increased capital of subsidiaries                             (16,199,733)     (9,775,000)     (3,100,000)
                                                                  ------------    ------------    ------------
Net cash provided by (used in) investing activities                (16,167,754)     (9,792,604)     (3,113,322)
                                                                  ------------    ------------    ------------

Cash flow from financing activities:
     Dividends paid                                                 (1,882,399)       (999,106)       (449,475)
     Subordinated debt                                              12,500,000       7,500,000              --
     Stock options exercised                                         2,856,250       6,868,646              --
     Purchases of treasury stock                                       (11,871)       (681,842)       (245,646)
     Advances from (to) subsidiaries                               (20,135,929)     (7,506,855)      2,197,493
                                                                  ------------    ------------    ------------
Net cash provided by (used in) financing activities                 (6,673,949)      5,180,843       1,502,372
                                                                  ------------    ------------    ------------

Net increase in cash and cash equivalents                            2,095,170         525,411          18,496
Cash and cash equivalents at beginning of year                         547,760          22,349           3,853
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of year                          $  2,642,930    $    547,760    $     22,349
                                                                  ============    ============    ============

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


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

      The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"), each entitle the holder to purchase 3/4 of one share of our Common Stock at an exercise price of $12.74 per whole share (as adjusted for the Company's three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 408,050. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance.

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

      The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the September 2004 Warrants had zero value at the date of issuance.

      The terms of the 2004 Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

      As indicated on the table below, we paid, pursuant to the terms of the July 2003 Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued common stock as follows:

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


Quarterly payment due date    2004      2003
--------------------------   -------   -------
January 31,                   54,014        --
April 30,                     53,729        --
July 31,                      49,965        --
October 31,                   69,200    61,792
                             -------   -------
Total common stock issued    226,908    61,792
                             =======   =======

      For the July 2003 Notes, the first quarterly principal and interest payments totaling approximately $0.7 million per payment were due on October 31, 2003 and quarterly thereafter for three years with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

For the period
--------------
Year ending December 31, 2005   $2,500,000
Year ending December 31, 2006    1,875,000
                                ----------
Total                           $4,375,000
                                ==========


      For the September 2004 Notes, the first quarterly principal and interest payments, totaling approximately $1.2 million per payment, is due beginning next year on January 31, then quarterly thereafter for three years with the last installment due on September 30, 2007. The scheduled loan payments for the next three years are as follows:

For the period
--------------
Year ending December 31, 2005   $ 4,166,668
Year ending December 31, 2006     4,166,668
Year ending December 31, 2007     4,166,664
                                -----------
                                $12,500,000
                                ===========

(23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


                                         Amortization
       Loss and loss    Loss and loss     of deferred    Paid losses
         adjustment       adjustment        policy        and loss
          expenses         expenses       acquisition    adjustment    Net premiums
        CURRENT YEAR      PRIOR YEAR       expenses       expenses      written
       ---------------   -------------   -----------    ------------   -----------

2004   $    76,423,059   $  (1,430,278)  $ 8,422,808    $ 52,645,741   $85,176,108
       ===============   =============   ===========    ============   ===========

2003   $    26,274,932   $   1,234,047   $  (854,279)   $ 21,836,470   $50,900,790
       ===============   =============   ===========    ============   ===========

2002   $    15,896,251   $      90,874   $(2,064,314)   $ 13,057,571   $35,271,201
       ===============   =============   ===========    ============   ===========

                     Deferred                             Discount, if
                      policy       Reserves for losses   any, deducted                                         Net
Affiliation        acquisition     and loss adjustment   from previous      Unearned       Net premiums     investment
with registrant       costs             expenses             column         premiums          earned          income
                  --------------- ---------------------- --------------- ---------------- --------------- ---------------

Consolidated
Property and
Casualty
Subsidiaries

2004                  $6,957,168        $46,570,679            $ --        $50,152,711       $66,241,344     $3,171,620
                      ==========        ===========            ====        ===========       ===========     ==========

2003                  $1,739,685        $24,570,198            $ --        $34,122,663       $42,284,795     $1,624,216
                      ==========        ===========            ====        ===========       ===========     ==========

2002                      $7,721        $16,983,756            $ --        $28,934,486       $26,914,565     $1,253,765
                          ======        ===========            ====        ===========       ===========     ==========


(24) DISCONTINUED OPERATIONS

      On December 22, 2004 we announced our intention to sell our interest in Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation for approximately $2 million cash. This transaction closed with an effective date of January 1, 2005. The book value of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005 was approximately $0.6 million.

      Additionally, on the same day, the Company also announced a definitive agreement to sell the assets of its subsidiaries, Federated Agency Group, Inc. and Fed USA, Inc., to affiliates of Affirmative Insurance Holdings, Inc. ("Affirmative")(Nasdaq: AFFM) for approximately $9.5 million. The sale of assets to Affirmative closed on December 31, 2004, at which time the Company received $7 million cash, with up to an additional $2.5 million due in the first quarter of 2006, subject to certain performance criteria are met. The company believes it will meet these criteria during 2005. Assets and liabilities, including goodwill, that were sold totaled approximately $2.1 million on December 31, 2004.

      The company has recognized a $2.5 million receivable relating to this transaction and it is reflected in Other Assets. Concurrently, the company has also recognized a $2.5 million deferred gain relating to the same transaction and it is reflected as a liability titled Deferred income on discontinued operations.

(25) SUBSEQUENT EVENTS

      Subsequent to December 31, 2004 and the date of presentation the Company received notice from the Alabama Department of Insurance that American Vehicle has been admitted and licensed to underwrite personal automobile and commercial general liability lines of insurance.

      On or about January 31, 2005 the Company issued 159,407 shares of common stock in payment of the principal and interest due on the July 2003 and September 2004 Notes for the three months ended January 31, 2005.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2004, 2003, 2002


      On February 18, 2005, Florida's Citizens Property Insurance Corporation, the state-run insurer of last resort, announced that it will likely need to impose an assessment on all property insurers in Florida pursuant to their deficit resulting from the claims from 2004's four hurricanes. The assessment, if imposed, would be based on our homeowner premiums written to total homeowner premiums written statewide by all insurers. The assessment would then be passed on to all property policyholders. An estimate of our assessment, if an assessment is made, is undeterminable at this time.

      21st Century Holding Company (the "Company") completed the transaction contemplated by the Stock Purchase and Redemption Agreement (the "Agreement") dated January 3, 2005 with Express Tax Service, Inc. ("ETS"), Robert J. Kluba ("Kluba") and Robert H. Taylor ("Taylor"); together with Kluba, the "Buyers"). The Company was the beneficial and record owner of 80% of the issued and outstanding stock of ETS, which in turn owned 100% of the issued and outstanding stock of EXPRESSTAX Franchise Corporation ("ETFC"). Kluba was the President and a director of ETS and ETFC, and the owner of the remaining 20% of the issued and outstanding stock of ETS. The sale of the assets closed on January 13, 2005 with an effective date of January 1, 2005. For more information, see Note 24, "Discontinued Operations."

      The Company received at closing a cash payment of $311,351, which reflected the purchase price of $660,000 for all of the Company's common stock in ETS, less $348,649 representing intercompany receivables owed to ETS by the Company. The Company also received a payment of $1,200,000 in exchange for the Company's agreement not to compete with the current business of ETS and ETFC for five years following the closing.

      In connection with the transaction, the Company has extended the expiration dates for the 75,000 outstanding stock options previously granted to Kluba and the 30,000 outstanding stock options previously granted to Kluba's wife, such that 80% of such stock options shall expire, if not exercised, on the first anniversary date of the closing and the remaining 20% of such stock options shall expire on the second anniversary date of the closing; none of these options shall be exercisable for the six-month period following the closing.

      Effective March 1, 2005, Federated National sold its interest in the Lauderdale Lakes property used by the company as its headquarters to 21st Century at the property's net book value of approximately $2.9 million.

      As a result of a $6.1 million capital contribution made during the first quarter of 2005 from 21st Century, Federated National's compliance with the precribed premium to capital surplus ratio has been restored.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

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

      (A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

            (1)   Financial Statements

                  The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

                  Independent Auditors' Report (De Meo, Young, McGrath).

                  Consolidated Balance Sheets as of December 31, 2004 and 2003.

                  Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

                  Consolidated    Statements   of   Shareholders'   Equity   and
                  Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

                  Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002.

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

4.3   Amendment dated October 1, 2003 to Warrant Agreement (3)

4.4   Form of 6% Senior Subordinated Note due July 31, 2006 (4)

4.5   Form of Redeemable Warrant dated July 31, 2003 (4)

4.6 Unit Purchase Agreement dated July 31, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (5)

4.7 Amendment to Unit Purchase Agreement and Registration Rights Agreement dated October 15, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (6)

4.8   Form of 6% Senior Subordinated Note due September 30, 2007 (15)

4.9   Form of Redeemable Warrant dated September 30, 2004 (15)

4.10 Unit Purchase Agreement dated September 30, 2004 between the Company and the Purchasers of the 6% Senior Subordinated Notes due September 30, 2007
      (15)

10.1  Stock Option Plan, as amended (7)*

10.2  Employment Agreement between the Registrant and Edward J. Lawson (1)*

10.3  Employment Agreement between the Registrant and Michele V. Lawson (1)*

10.4 Form of Indemnification Agreement between the Registrant and its directors and executive officers (1)*


10.5 Revolving Credit and Term Loan Agreement between Westchester Premium Acceptance Corporation and WPAC, as amended (1)

10.6 Third Modification Agreement to Revolving Credit and Term Loan Agreement between FlatIron Funding Company, LLC and WPAC (9)

10.7 Fourth Modification Agreement to Revolving Credit and Term Loan Agreement between Federated Premium Finance, Inc., FlatIron Funding Company, LLC, FlatIron Funding Company and FlatIron Credit Company, Inc. (10)

10.8 Sale and Assignment Agreement between Federated Premium Finance, Inc. and WPAC (9)

10.9 Premium Receivable Servicing Agreement between Federated Premium Finance, Inc. and FPF, Inc. (10)

10.10 First Modification Agreement between Federated Premium Finance, Inc. and WPAC (11)

10.11 General Agency Agreement dated August 1, 1998 between Federated National Insurance Company and Assurance Managing General Agents, Inc. (12)

10.12 Managing General Agency Agreement dated September 4, 2001 between American Vehicle Insurance Company and Assurance Managing General Agents, Inc. (12)

10.13 Commercial and Private Passenger Automobile Quota Share Treaty dated December 31, 2003 between Federated National Insurance Company and TransAtlantic Reinsurance Company (13)

10.14 Private Passenger Automobile Quota Share Treaty dated January 1, 2003 between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (13)

10.15 Addendum  No. 1 dated  September 1, 2003 to Private  Passenger  Automobile
      Quota  Share  Treaty  between  American  Vehicle   Insurance  Company  and
      TransAtlantic  Reinsurance  Company (9)

10.16 Employment Agreement dated November 1, 2003 between Registrant and Richard
      A. Widdicombe (13)*

10.17 Assumption Agreement dated as of May 3, 2004 between Federated National Insurance Company and Citizens Property Insurance Corporation (14)

10.18 Escrow Agreement dated as of May 3, 2004 among Citizens Property Insurance Corporation, Federated National Insurance Company and Wells Fargo, N.A.
      (14)

10.19 Employment Agreement dated as of June 8, 2004 between James Gordon Jennings III and 21st Century Holding Company (14)

10.20 Second  Modification  Agreement,  dated as of September 28, 2004,  between
      Federated  Premium  Finance,   Inc.  and  Westchester  Premium  Acceptance
      Corporation (16)

10.21 First Modification Agreement, dated as of December 7, 2004 between 21st Century Holding Company and Edward J. Lawson (17)

10.22 Contract for sale and purchase of real property between Federated National Insurance Company and 21st Century Holding Company **

10.23 Form of 2001 Franchise Program Stock Option Agreement * **

10.24 Form of 2002 Stock Option Plan Option Agreement * **

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


21.1  Subsidiaries of the Registrant (10)

23.1  Consent  of  De  Meo,  Young,   McGrath,   Independent   Certified  Public
      Accountants **

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **



*     Management Compensation Plan or Arrangement

**    Filed herewith

(1) Previously filed as an exhibit of the same number to the Registrant's Registration Statement on Form SB-2 (File No. 333-63623) and incorporated herein by reference.

(2) Previously filed as an exhibit of the same number of the 1998 Annual Report on Form 10-KSB and incorporated herein by reference.

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

(7) Previously filed as an exhibit to the Company's 2000 Annual Meeting Proxy Statement and incorporated herein by reference.

(8) Previously filed as an exhibit of the same number of the 1999 Annual Report on Form 10-KSB and incorporated herein by reference.

(9) Previously filed as an exhibit of the same number of the 2000 Annual Report on Form 10-KSB and incorporated herein by reference.

(10) Previously filed as an exhibit of the same number of the 2001 Annual Report on Form 10-K and incorporated herein by reference.

(11) Previously filed as an exhibit of the same number of the 2002 Annual Report on Form 10-K and incorporated herein by reference.

(12) Previously filed as an exhibit of the same number of Amendment No. 1 to the 2002 Annual Report on Form 10K and incorporated herein by reference.

(13) Previously filed as an exhibit of the same number of the 2003 Annual Report on Form 10-K and incorporated herein by reference.

(14) Previously filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(15) Previously filed as exhibits of the same number to the Registrant's Registration Statement on Form S-3 (File No. 333-120157) and incorporated herein by reference.

(16) Previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 28, 2004 and incorporated herein by reference.

(17) Previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          21ST CENTURY HOLDING COMPANY

                         By:      /s/ Richard A. Widdicombe
                                  Richard A. Widdicombe, Chief Executive Officer

                                  /s/ James G. Jennings III
                                  James G. Jennings III, Chief Financial Officer

Dated:  March 30, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                          TITLE                               DATE

/s/  Richard A. Widdicombe          Chief Executive Officer                     March 30, 2005
--------------------------          (Principal Executive Officer)
Richard A. Widdicombe

                                    Chairman of the Board and                   March 30, 2005
--------------------------          President
Edward J. Lawson

/s/ James G. Jennings III           Chief Financial Officer (Principal          March 30, 2005
--------------------------          Financial and Accounting Officer)
James G. Jennings III

                                    Director                                    March 30, 2005
--------------------------
Carl Dorf

/s/  Bruce Simberg                  Director                                    March 30, 2005
--------------------------
Bruce Simberg

/s/  Charles B. Hart, Jr.           Director                                    March 30, 2005
--------------------------
Charles B. Hart, Jr.

/s/  Richard W. Wilcox, Jr.         Director                                    March 30, 2005
--------------------------
Richard W. Wilcox, Jr.

/s/  Peter  Prygelski               Director                                    March 30, 2005
--------------------------
Peter Prygelski