Form 10-K/A
period 2004-12-31
21ST CENTURY HOLDING CO
filed 2005-04-29
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO.1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      (Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Act of 1934 For the fiscal year ended December 31, 2004

                                       or

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period of _____________to_______________

                        Commission file number: 0-2500111


                          21st Century Holding Company
             (Exact name of registrant as specified in its Charter)


            Florida                                       65-0248866
  -----------------------------------     --------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No)


3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida  33313
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

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

Yes   |_|          No   |X|

      The aggregate market value of the Issuer's common stock held by non-affiliates (based on the last sale price of the common stock as reported by the Nasdaq National Market) on June 30, 2004 was: $55,606,662.

      As of June 30, 2004, there were 5,558,347 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

     (a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES................86
     (b)     CHANGES IN INTERNAL CONTROLS....................................86

ITEM 9B.       OTHER INFORMATION.............................................86

PART III.....................................................................86

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................86

ITEM  11. EXECUTIVE COMPENSATION.............................................88

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....89

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................91

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................91

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8K..............................................92

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

      During the year ended December 31, 2004, 62.0%, 24.1%, 12.4% and 1.5% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

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

      During the year ended December 31, 2004, 24.1%, 62.0%, 1.5% and 12.4% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. During the year ended December 31, 2003, 67.5%, 23.0%, 2.4% and 7.1% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, mobile home property and casualty insurance, and commercial general liability, respectively. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc.("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

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

ITEM 9B. OTHER INFORMATION

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Under our Articles of Incorporation, our Board of Directors is divided into three classes. Each class of directors serves a staggered term. Carl Dorf and Charles B. Hart, Jr. hold office until the 2005 Annual Meeting, and each has been nominated for reelection to the Board, to serve as class III directors until the Annual Meeting to be held in 2008 or until their successors are duly elected and qualified. Bruce Simberg, Richard W. Wilcox, Jr. and Peter J. Prygelski are class II directors and hold office until the 2006 Annual Meeting. Edward J. Lawson and Richard A. Widdicombe are class I directors and hold office until the 2007 Annual Meeting.

      Nominees

      The following persons were recommended by the Board of Directors and are nominated as directors as follows:

Name                               Age       Position with the Company

Carl Dorf (1) (2)                  64        Director

Charles B. Hart, Jr. (1) (2) (3)   66        Director

      Carl Dorf was appointed to the Board of Directors in August 2001. Since April 2001 Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company. From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund. Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

      Charles B. Hart, Jr. has more than 40 years of experience in the insurance industry. From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services. Since 1999, Mr. Hart has acted as an insurance consultant. Mr. Hart was appointed to the Board of Directors in March 2002.

-----------------
(1)   Member of Independent Directors Committee.
(2)   Member of Investment Committee.
(3)   Member of Audit Committee.

      Set forth below is certain information concerning the directors who are not currently standing for election:


Name                                       Age       Position with the Company
Edward J. Lawson (2)                        55       President, Chairman of the Board and Director

Richard A. Widdicombe                       46       Chief Executive Officer and Director

Bruce F. Simberg (2)                        56       Director

Richard W. Wilcox, Jr. (1) (2) (3)          63       Director

Peter J. Prygelski (1) (2) (3)              36       Director

-------------------

(1)   Member of Independent Directors Committee.
(2)   Member of Investment Committee.
(3)   Member of Audit Committee.

      Edward J. Lawson co-founded the Company and has served as our President and Chairman of the Board since the Company's inception in 1991. Mr. Lawson has more than 18 years' experience in the insurance industry, commencing with the founding of the Company's initial agency in 1983.

      Richard A. Widdicombe was appointed as our Chief Executive Officer in June 2003. Mr. Widdicombe joined the Company in November 1999 as President of Federated National Insurance Company ("Federated National") and Assurance Managing General Agents, Inc. ("Assurance MGA"). In August 2001 he was appointed as the President of American Vehicle Insurance Company ("American Vehicle"). Mr. Widdicombe holds his adjuster's license and CPCU designation. Mr. Widdicombe is a member of the Florida Department of Financial Services Initial Disaster Assessment team. Mr. Widdicombe was appointed to the Board of Directors in August 2001.

      Bruce F. Simberg has served as a director of the Company since January 1998. Mr. Simberg has been a practicing attorney for the last 23 years, most recently as managing partner of Conroy, Simberg, Ganon, Krevans & Abel, P.A., a law firm in Ft. Lauderdale, Florida, since October 1979. Mr. Simberg was appointed to the Board of Directors in January 1998.

      Richard W. Wilcox, Jr. has been in the insurance industry for almost 40 years. In 1963, Mr. Wilcox began an insurance agency that eventually developed into a business generating $10 million in annual revenue. In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company ("HRH") of Fort Lauderdale, for which he retained the position of President through 1998. In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President. Mr. Wilcox retired in 1999 and joined the Company's Board of Directors in January 2003.

      Peter J. Prygelski was appointed as a director of the Company in January 2004. Since April 2004, Mr. Prygelski has been Senior Manager, Business Risk Services Consulting with Ernst & Young in Fort Lauderdale, Florida. Mr. Prygelski is a Certified Internal Auditor. Prior to his employment at Ernst & Young, Mr. Prygelski work as an Independent Sarbanes Oxley and Internal Audit

Consultant from September 2003 to April 2004. From November 1991 to August 2003 Mr. Prygelski was employed in the internal audit department of American Express, where he was most recently the Director/Assistant General Auditor of American Express Centurion Bank. As such, Mr. Prygelski managed the company's audit activities and managed a staff of 12 audit professionals and an annual department budget of $2.5 million. His responsibilities included preparing and implementing the company's annual audit plan; supporting the company's audit committee by communicating issues related to planning, audit results, plan status, and integrated audit coverage; managing the relationships with senior management, the external auditors, and regulatory authorities; and addressing risks and control gaps to ensure that the company maintained an adequate control system.

Please see Part 1, Item 1, "Senior Management", for information regarding our executive officers who are not directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table summarizes compensation earned for the years ended December 31, 2004, 2003, and 2002, by our Chief Executive Officer and the three other most highly compensated executive officers whose compensation exceeded $100,000 during 2004 and is required to be reported (the "named executive officers").

                                                                                        Long-Term
                                             Annual Compensation (1)                   Compensation
---------------------------        ----------------------------------------    -------------------------------

                                                                               Securities
Name and Principal Position                                                    Underlying         All Other
Compensation($)                     Year                 Salary($)               Bonus($)         Options(#)
---------------------------        -------      ------------     ----------     ------------     -------------
Richard A. Widdicombe               2004          $143,100           0              --             $18,207 (1)
Chief Executive Officer             2003           126,250           0              --                  -- (2)
                                    2002           122,200           0              --                  -- (2)

Edward J. Lawson                    2004          $154,500           0              --             $16,160 (3)
President and Chairman              2003           156,000           0              --                  -- (2)
                                    2002           156,000           0              --                 --  (2)

J. Gordon Jennings, III             2004          $129,577           0              --             $11,036 (4)
Chief Financial Officer             2003           104,000           0              --                  -- (2)
                                    2002            89,800           0              --                  -- (2)

Kent M. Linder                      2004          $118,800           0              --             $16,157 (5)
Chief Operating Officer             2003           107,000           0              --                  -- (2)
                                    2002           104,000           0              --                  -- (2)
 -----------------

(1)   Includes  $7,200  car  allowance,   $851  cellular  phone,  $8,667  health
      insurance premiums, $300 for events attended by officer and/or family and $1,189 airfare and hotel for management trip including family.

(2) Perquisites and other personal benefits totaling less than the applicable reporting threshold for 2002 and 2003 have been excluded.

(3) Includes $9,044 car allowance, $1,064 cellular phone, $4,924 health and dental insurance premiums, $100 for events attended by officer and/or family and $1,028 airfare and hotel for management trip including family.

(4) Includes $10,536 health insurance premiums and $500 for events attended by officer and/or family.

(5) Includes $12,935 health and dental insurance premiums, $1,404 cellular phone, $400 for events attended by officer and/or family and $1,418 airfare and hotel for management trip including family.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning individual grants of stock options made during 2004 to the CFO. We have never granted stock appreciation rights.

                                                     % of Total
                           Number of Securities      Options/SAR Granted          Exercise or
                           Underlying Options        to Employees in               Base Price
Name                       Granted (#)(1)            Fiscal Year                    ($/share)    Expiration Date
----------------           -----------------------   ------------------------     -------------- ------------------------
J. Gordon Jennings, III         30,000                      16.8%                    20.00          May 6, 2010

Stock Option Exercises and Holdings

      The following table sets forth certain information with respect to stock options and/or warrants exercised during calendar year 2004 by the named executive officers and unexercised stock options and/or warrants held as of December 31, 2004 by such executive officers.

                              Shares                             Number of Securities        Value of Unexercised
                            Underlying                          Underlying Unexercised       In-the-Money Options
                              Options         Value           Options at Fiscal Year-End       At Fiscal Year-End
                              -------         -----           --------------------------       ------------------

Name                         Exercised      Realized(1)      Exercisable     Unexercisable  Exercisable(2)  Unexercisable(2)
----------------------       ----------    ------------   -----------------  -------------  --------------  ----------------
Richard A. Widdicombe                --             --         90,000             --        $526,020               --
Edward J. Lawson                     --             --         66,324             --        $384,220               --
J. Gordon Jennings, III          16,000        $99,328          5,000         59,000         $23,665         $151,092
Kent M. Linder                       --             --         75,000             --        $392,475               --

-----------------

(1)   All values are shown pretax and are rounded to the nearest whole dollar.
(2)   Based on a fair market value of $13.90 per share at December 31, 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 15, 2005, information with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding Common Stock,
(ii) each of our executive officers named in the Summary Compensation Table in the section "Executive Compensation," (iii) each of our directors, and (iv) all directors and executive officers as a group.

                                                                     Number of Shares       Percent of
                                                                       Beneficially            Class
Name and Address of Beneficial Owner (1)                                 Owned (2)          Outstanding
----------------------------------------                               ------------         -----------
Edward J. Lawson (3)..........................................            1,613,098               25.1%
Bruce F. Simberg (4)..........................................              165,750                2.6
Richard A. Widdicombe (5).....................................              141,833                2.2
Kent M. Linder (6)............................................              125,150                2.0
Carl Dorf (7).................................................               89,648                1.4
Richard W. Wilcox, Jr. (8)....................................               48,250                  *
J. Gordon Jennings, III (9)...................................               21,500                  *
Charles B. Hart, Jr. (10).....................................               15,000                  *
Peter J. Prygelski (11) ......................................                3,900                  *


All directors and executive officers as a group (9 persons) (12)          2,224,129               33.3 %

5% or greater holders:
Michele V. Lawson (13)                             1,613,098           25.1 %
3661 West Oakland Park Blvd, Suite 300
Lauderdale Lakes, FL 33311

Whitebox Advisors, LLC (14)                          905,922           12.6 %
3033 Excelsior Blvd., Suite 300
Minneapolis, MN  55416

William D. Witter, Inc. (15)                         349,800            5.5 %
One Citicorp Center
153 East 53rd Street, 51st Floor
New York, NY 10022

----------------

*     Less than 1%.

(1) Except as otherwise indicated, the address of each person named in the table is c/o 21st Century Holding Company, 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, FL 33311.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock in which such persons have the right to acquire a beneficial interest within 60 days from the date of this Proxy Statement.

(3) Represents 681,713 shares of Common Stock held of record by Michele V. Lawson, 25,425 shares held in an account for a minor, 66,324 shares of Common Stock issuable upon the exercise of stock options held by Mr. Lawson and 20,676 shares of Common Stock issuable upon the exercise of stock options held by Mrs. Lawson.

(4) Includes 28,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Simberg.

(5) Includes 3,083 shares of Common Stock held jointly with spouse and 90,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Widdicombe.

(6) Includes 75,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Linder.

(7) Includes 5,764 shares of Common Stock held by Dorf Partners 2001 LP, 67,384 shares of Common Stock held by Dorf Trust, 1,500 shares of Common Stock held in a joint account with Mr. Dorf's spouse, and 15,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Dorf.

(8) Includes 3,000 shares of Common Stock held in Mr. Wilcox's IRA and 15,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Wilcox.

(9) Includes 21,500 shares of Common Stock issuable upon the exercise of stock options held by Mr. Jennings.

(10) Includes 15,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Hart.

(11) Includes 300 shares of Common Stock held in Mr. Prygelski's IRA and 3,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Prygelski.

(12) Includes 350,000 shares of Common Stock issuable upon the exercise of stock options.

(13) Represents 818,960 shares of Common Stock held of record by Edward J. Lawson, 25,425 shares held in an account for a minor, 20,676 shares of Common Stock issuable upon the exercise of stock options held by Mrs. Lawson and 66,324 shares of Common Stock issuable upon the exercise of stock options held by Mr. Lawson.

(14) Includes 532,244 shares of Common Stock issuable upon the exercise of Redeemable Warrants held by Whitebox Convertible Arbitrage Partners, LP; 143,142 shares of Common Stock issuable upon the exercise of Redeemable Warrants held by Whitebox Hedged High Yield Partners, LP; 58,823 shares of Common Stock issuable upon the exercise of Redeemable Warrants held by

      Whitebox Intermarket Partners, LP; and 149,702 shares of Common Stock issuable upon the exercise of Redeemable Warrants held by Pandora Select Partners, LP. Andrew Redleaf is the managing member of the General
      Partners of Whitebox Advisors LLC and has sole voting and dispositive power over the shares of Whitebox Advisors LLC.

(15) Includes 296,620 shares of Common Stock beneficially held on behalf of various clients of Witter, Inc. This information is based on the beneficial owner's filing with the Securities and Exchange Commission under Section 13 and/or Section 16 of the Securities Exchange Act of 1934.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Bruce Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, Ganon, Krevans & Abel, P.A., which renders legal services to the Company. In 2004, the Company paid legal fees to Conroy, Simberg, Ganon, Krevans & Abel, P.A. for services rendered in the amount of approximately $327,000. We believe that the services provided by Conroy, Simberg, Ganon, Krevans & Abel, P.A. are on terms at least as favorable as those that we could secure from a non-affiliated third party.

      The employment agreement of Michele Lawson, Mr. Lawson's spouse and an employee of the Company, was amended to increase her annual salary to $117,000 from $78,000 and increase her car allowance to $1,125 from $300 per month. Mrs. Lawson's duties include overseeing the Company's accounts payable, claims and commission payment processes.

      During 2004, Mr. Lawson's daughter received compensation totaling $70,200 for her services as a vice president of one of the Company's insurance subsidiaries and as human resources director; Mr. Lawson's sister-in-law received compensation totaling $62,701 for her services as an underwriter for one of the Company's insurance subsidiaries; and Mr. Lawson's nephew received compensation totaling $72,800 for his services as the president of the Company's premium finance subsidiary. We believe that the compensation provided to these individuals is comparable to that paid by other companies in our industry and market for similar positions.

      We have adopted a policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arms-length basis and require the approval of a majority of our independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      DeMeo Young McGrath ("DeMeo") has served as the Company's independent auditors for each fiscal year since 2002. McKean, Paul, Chrycy, Fletcher & Co. ("McKean") was the Company's independent auditors prior to 2002.

      DeMeo has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee. All professional services rendered by DeMeo during the fiscal year ended December 31, 2004 were furnished at customary rates.

      For the fiscal year ended December 31, 2004, fees for services provided by DeMeo and McKean were as follows:

                                 DeMeo        McKean
                              ----------   ----------

      Audit Fees(1)           $  290,302   $   16,713

      Audit-Related Fees(2)   $   22,743   $        0

      Tax Fees(3)             $   56,748   $        0
                              ----------   ----------

      Total                   $  369,793   $   16,713

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2004.

(3) Tax fees consisted primarily of assistance with tax compliance and reporting.

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

10.21 First Modification Agreement, dated as of December 7, 2004 between 21st Century Holding Company and Edward J. Lawson (17)

10.22 Contract for sale and purchase of real property between Federated National Insurance Company and 21st Century Holding Company ***

10.23 Form of 2001 Franchise Program Stock Option Agreement * ***

10.24 Form of 2002 Stock Option Plan Option Agreement * ***

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **



*     Management Compensation Plan or Arrangement

**    Filed herewith

*** Filed with the Company's 2004 Annual Report on Form 10-K as originally filed.

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No.1) to be signed on its behalf by the undersigned, thereto duly authorized.

                          21ST CENTURY HOLDING COMPANY

                         By:      /s/ Richard A. Widdicombe
                                  Richard A. Widdicombe, Chief Executive Officer

                                  /s/ James G. Jennings III
                                  James G. Jennings III, Chief Financial Officer

Dated:  April 29, 2005