Form 10-Q
period 2005-03-31
21ST CENTURY HOLDING CO
filed 2005-05-16
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       OR

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

      Common Stock, $.01 par value - 6,343,207 outstanding as of May 12, 2005.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                               PAGE
                                                                            ----

ITEM 1

Financial Statements (Unaudited)

Consolidated Balance Sheets
     as of  March 31, 2005
     and December 31, 2004...................................................  4

Consolidated Statements of Operations
     for the three months ended March 31, 2005
     and 2004................................................................  5

Consolidated Cash Flow Statements
     for the three months ended March 31, 2005
     and 2004................................................................  6

Notes to Consolidated Financial Statements...................................  8

ITEM 2

Management's Discussion and Analysis
     of Financial Condition and Results of Operations........................ 20

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk................... 29

ITEM 4

Controls and Procedures ......................................................29

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings............................................................ 30

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds.................. 30

ITEM 3

Defaults upon Senior Securities.............................................. 31

ITEM 4

Submission of Matters to a Vote of Security Holders.......................... 31

ITEM 5

Other Information............................................................ 31

ITEM 6

Exhibits .................................................................... 31

Signatures................................................................... 32

Exhibits

      Exhibit 31.1 Certification of Chief Executive Officer
      Pursuant to Section 302 of the SARBANES-OXLEY
      Act.................................................................... 33

      Exhibit 31.2 Certification of Chief Financial Officer
      Pursuant to Section 302 of the SARBANES-OXLEY
      Act.................................................................... 34

      Exhibit 32.1 Certification of Chief Executive Officer
      Pursuant to Section 906 of the SARBANES-OXLEY
      Act.................................................................... 35

      Exhibit 32.2 Certification of Chief Financial Officer
      Pursuant to Section 906 of the SARBANES-OXLEY
      Act.................................................................... 36

PART I: FINANCIAL INFORMATION
ITEM 1

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2005    December 31, 2004
                                     ASSETS
Investments
      Fixed maturities, available for sale, at fair value               $   69,224,767     $   69,587,030
      Equity securities                                                     10,783,785         14,795,143
                                                                        --------------     --------------

           Total investments                                                80,008,552         84,382,173
                                                                        --------------     --------------

Cash and cash equivalents                                                    3,681,222          6,127,706
Finance contracts, net of allowance for credit
  losses of $555,059 in 2005 and $475,788 in 2004                            9,727,498          8,289,356
Prepaid reinsurance premiums                                                 2,835,084          5,510,379
Premiums receivable, net of allowance for credit losses
  of $108,739 and $541,851, respectively                                     8,144,458          6,024,913
Reinsurance recoverable, net                                                23,264,669         25,488,956
Deferred policy acquisition costs                                            7,699,405          6,957,168
Income taxes recoverable                                                     3,848,740          7,915,424
Deferred income taxes                                                        2,930,068          3,656,076
Property, plant and equipment, net                                           4,148,290          4,272,733
Goodwill, net                                                                                     153,546
Other assets                                                                 4,712,593          4,822,942
                                                                        --------------     --------------

           Total assets                                                 $  151,000,579     $  163,601,372
                                                                        ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE                                                   $   26,766,395     $   46,570,679
Unearned premiums                                                           55,838,271         50,152,711
Premiums deposits                                                            2,878,666          1,871,683
Revolving credit outstanding                                                 2,023,241          2,148,542
Bank overdraft                                                              11,005,788         14,832,698
Subordinated debt                                                           15,208,333         16,875,000
Deferred income from sale of agency operations                               2,500,000          2,500,000
Accounts payable and accrued expenses                                        2,228,351          3,673,324
                                                                        --------------     --------------

           Total liabilities                                               118,449,045        138,624,637
                                                                        --------------     --------------

Commitments and contingencies

Shareholders' equity:
      Common stock, $0.01 par value. Authorized 37,500,000
        shares; issued 7,031,214 and 6,744,791 shares, respectively;
        Outstanding 6,334,365 and 6,047,942, respectively                       70,313             67,448
      Additional paid-in capital                                            29,283,652         26,310,147
      Accumulated other comprehensive income (deficit)                        (964,993)          (504,972)
      Retained earnings                                                      5,942,207            883,757
      Treasury stock, 696,849 shares, at cost                               (1,779,645)        (1,779,645)
                                                                        --------------     --------------
           Total shareholders' equity                                       32,551,534         24,976,735
                                                                        --------------     --------------
           Total liabilities and shareholders' equity                   $  151,000,579     $  163,601,372
                                                                        ==============     ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      2005             2004
                                                                                  ------------     ------------
Revenue:

     Gross premiums written                                                       $ 30,097,044     $ 17,817,726
     Gross premiums ceded                                                           (2,901,291)         (86,850)
                                                                                  ------------     ------------

           Net premiums written                                                     27,195,753       17,730,876
                                                                                  ------------     ------------

     Decrease in prepaid reinsurance premiums                                       (2,675,295)      (3,768,152)
     (Increase) in unearned premiums                                                (5,685,560)      (1,728,906)
                                                                                  ------------     ------------
           Net change in prepaid reinsurance premiums and unearned premiums         (8,360,855)      (5,497,058)
                                                                                  ------------     ------------

           Net premiums earned                                                      18,834,898       12,233,818
     Finance revenue                                                                 1,104,530        1,090,820
     Managing general agent fees                                                       632,315          447,358
     Net investment income                                                             892,871          528,124
     Net realized investment gains                                                     159,523          121,919
     Other income                                                                      242,468          275,136
                                                                                  ------------     ------------

           Total revenue                                                            21,866,605       14,697,175
                                                                                  ------------     ------------

Expenses:
     Loss and LAE                                                                    6,909,997        6,474,833
     Operating and underwriting expenses                                             1,582,531        1,948,572
     Salaries and wages                                                              1,578,581        1,423,114
     Interest expense                                                                  430,144          231,081
     Policy acquisition costs, net of amortization                                   3,825,601          441,728
                                                                                  ------------     ------------

           Total expenses                                                           14,326,854       10,519,328

Income from continuing operations before provision for income tax expense            7,539,751        4,177,847
Provision for income tax expense                                                     2,754,075        1,546,817
                                                                                  ------------     ------------

           Net income from continuing operations                                     4,785,676        2,631,030

Discontinued operations:
     Income (loss) from discontinued operations (including gain on disposal of
       $1,630,000 and $0, respectively)                                              1,630,000          465,222
     Provision for income tax expense                                                  595,396          172,245
                                                                                  ------------     ------------
           Income on discontinued operations                                         1,034,604          292,977
                                                                                  ------------     ------------

           Net income                                                             $  5,820,280     $  2,924,007
                                                                                  ============     ============

Basic net income per share from continuing operations                             $       0.78     $       0.47
                                                                                  ============     ============

Basic net income per share from discontinued operations                           $       0.17     $       0.05
                                                                                  ============     ============

Basic net income per share                                                        $       0.95     $       0.52
                                                                                  ============     ============

Fully diluted net income per share from continuing operations                     $       0.73     $       0.43
                                                                                  ============     ============

Fully diluted net income per share from discontinued operations                   $       0.16     $       0.05
                                                                                  ============     ============

Fully diluted net income per share                                                $       0.89     $       0.48
                                                                                  ============     ============

Weighted average number of common shares outstanding                                 6,152,548        5,639,744
                                                                                  ============     ============

Weighted average number of common shares outstanding (assuming dilution)             6,532,023        6,087,228
                                                                                  ============     ============

Dividends declared per share                                                      $       0.08     $       0.08
                                                                                  ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          March 31
                                                                                     2005             2004
                                                                                 ------------     ------------
Cash flow from operating activities:
      Net income                                                                 $  5,820,280     $  2,924,007
      Adjustments to reconcile net income to net cash (used for)
         provided by operating activities:
           Amortization of investment (discount) premium, net                         (53,210)          65,642
           Depreciation and amortization of property plant and equipment, net         120,725          124,957
           Proceeds from sale of discontinued operations                           (1,630,000)              --
           Net realized investment gains (loss)                                       213,756          (49,627)
           Common Stock issued for interest on Notes                                  315,625          103,125
           Provision for credit losses, net                                           393,762          380,082
           Provision for uncollectible premiums receivable                           (374,470)         180,000
           Sale of equity in subsidiary                                              (255,081)              --
      Changes in operating assets and liabilities:
           Premiums receivable                                                     (1,745,075)      (1,055,584)
           Prepaid reinsurance premiums                                             2,675,295        3,768,152
           Due from reinsurers, net                                                 2,224,287           37,714
           Income taxes recoverable                                                 4,066,684          824,787
           Deferred income tax expense                                                726,008          375,187
           Policy acquisition costs, net of amortization                             (742,237)      (1,583,470)
           Goodwill                                                                   153,546               --
           Finance contracts receivable                                            (1,831,904)         375,043
           Other assets                                                               105,455          365,797
           Unpaid losses and loss adjustment expenses                             (19,804,284)      (2,896,133)
           Unearned premiums                                                        5,685,560        1,728,906
           Premium deposits                                                         1,006,983          118,399
           Income taxes payable                                                            --          809,860
           Bank overdraft                                                          (3,826,910)              --
           Accounts payable and accrued expenses                                   (1,444,974)         683,447
                                                                                 ------------     ------------
Net cash (used for) provided by operating activities                               (8,200,179)       7,280,291
                                                                                 ------------     ------------
Cash flow provided by (used in) investing activities:
      Proceeds from sale of investment securities available for sale               81,245,978       10,653,239
      Purchases of investment securities available for sale                       (77,438,691)     (26,456,146)
      Receivable for investments sold                                                      --        2,118,595
      Collection of mortgage loans                                                         --          137,571
      Purchases of property and equipment                                            (104,749)         (40,673)
      Proceeds from sale of discontinued operations                                 1,630,000               --
      Proceeds from sale of assets                                                     59,129               --
                                                                                 ------------     ------------
Net cash provided by (used in) investing activities                                 5,391,667      (13,587,414)
                                                                                 ------------     ------------
Cash flow provided by financing activities:
      Exercised stock options                                                         994,078        1,363,332
      Dividends paid                                                                 (506,749)        (453,619)
      Revolving credit outstanding                                                   (125,301)         (41,000)
                                                                                 ------------     ------------
Net cash provided by financing activities                                             362,028          868,713
                                                                                 ------------     ------------
Net (decrease) in cash and cash equivalents                                        (2,446,484)      (5,438,410)
Cash and cash equivalents at beginning of period                                    6,127,706        6,770,169
                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                       $  3,681,222     $  1,331,759
                                                                                 ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              March 31
(continued)                                                                              2005            2004
                                                                                     ------------    ------------
Supplemental disclosure of cash flow information:

      Cash paid during the period for:

           Interest                                                                  $     36,188    $     57,010
                                                                                     ============    ============
           Income taxes                                                              $         --    $    185,000
                                                                                     ============    ============
      Non-cash investing and finance activities:

           Accrued dividends payable                                                 $    445,103    $    430,475
                                                                                     ============    ============
           Retirement of subordinated debt by Common Stock issuance                  $  1,666,667    $    625,000
                                                                                     ============    ============
           Stock issued to pay interest on subordinated debt                         $    315,625    $    103,125
                                                                                     ============    ============
           Notes receivable, net of deferred gains, received for sale of agencies    $         --    $    107,034
                                                                                     ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

(1)   ORGANIZATION AND BUSINESS

      The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. The December 31, 2004 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

      We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle").

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability insurance in Florida as an admitted carrier. American Vehicle is also authorized to underwrite homeowners' property and casualty insurance and commercial general liability insurance in Louisiana as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia as a surplus lines carrier and in Texas as an admitted carrier. American Vehicle is authorized as a surplus lines carrier for commercial general liability insurance in Kentucky and Alabama, and we anticipate that underwriting will begin in these states in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California and Virginia.

      During the three months ended March 31, 2005, 30.0%, 52.0%, 17.1 % and .9% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the three months ended March 31, 2004, 46.5%, 36.6%, 14.4 % and 2.5% of the policies we underwrote were for personal automobile insurance, homeowners' property and casualty insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

      Assurance Managing General Agents, Inc., a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance company's net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies' products through the Company's distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the determination of liability for unpaid losses and loss adjustment expenses (LAE). In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable, deferred income taxes, deferred policy acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. We periodically re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

      (B) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, Share-Based Payments ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for 21st Century's fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement. We have not yet determined the effect on us of the adoption of SFAS No. 123R.

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

                                           For the three months ended March 31,
                                           ------------------------------------
                                                   2005             2004
                                               ------------     ------------
Net Income as reported                         $  5,820,280     $  2,924,007
Compensation, net of tax effect                     653,931          212,707
                                               ------------     ------------
Pro forma net income                           $  5,166,349     $  2,711,300
                                               ============     ============
Net income per share
As reported - Basic                            $       0.95     $       0.52
As reported - Diluted                          $       0.89     $       0.48
Pro forma - Basic                              $       0.84     $       0.48
Pro forma - Diluted                            $       0.79     $       0.45

Additional stock option awards are anticipated in future years.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      The weighted average fair value for new options granted during the three months ending March 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                 March 31, 2005         December 31, 2004
                                 --------------         -----------------
Dividend yield                   2.33% to 2.41%          2.24% to 3.19%
Expected volatility             95.82% to 96.76%        96.76% to 103.20%
Risk-free interest rate          3.34% to 3.86%          2.13% to 3.25%
Expected life (in years)          2.60 to 2.63            2.60 to 3.60

      (D) EARNINGS PER SHARE

      Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Additionally, when applicable, we include in our computation of the weighted average number of common shares outstanding all common stock issued in connection with the repayment of our Subordinated note.

      (E) RECLASSIFICATIONS

      Certain amounts in 2004 financial statements have been reclassified to conform to the 2005 presentation.

(3)   REVOLVING CREDIT OUTSTANDING

      Federated Premium's operations are funded by a revolving loan agreement ("Revolving Agreement") with FlatIron Funding Company LLC ("FlatIron"). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation ("WPAC") (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 6.94% and 5.59% for the three months ended March 31, 2005 and 2004, respectively.

      Outstanding borrowings under the Revolving Agreement as of March 31, 2005 were approximately $2.0 million. Outstanding borrowings as of December 31, 2004 were approximately $2.1. Outstanding borrowings in excess of the $2.0 million credit limits totaled $148,542 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of $156,095 for December 31 2004, that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the three months ended March 31, 2005 and March 31, 2004 totaled approximately $36,000 and $57,000, respectively.

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

      Specifically, the plaintiffs alleged that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs alleged that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit was without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case for $525,000. The Court has issued a Preliminary Order approving the settlement and the full amount was funded in February 2005. Notices have been sent to class members and the Court has set the Final Settlement Hearing for July 26, 2005. We anticipate our active involvement with this matter to be concluded. We had reserved and charged against fourth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

      As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes 631.57(3)
(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

(5)   COMPREHENSIVE INCOME

      For the three months ended March 31, 2005 and 2004, comprehensive income consisted of the following:

                                                   Three months ended March 31,

                                                      2005             2004
                                                  ------------     ------------

Net income                                        $  5,820,280     $  2,924,007
Change in net unrealized gain (loss) on
  investments available for sale                      (737,566)         809,549
                                                  ------------     ------------
Comprehensive income, before tax                     5,082,714        3,733,556
Income tax benefit (expense) related to
  items of other comprehensive income                  278,520         (305,702)
                                                  ------------     ------------
Comprehensive income                              $  5,361,234     $  3,427,854
                                                  ============     ============

(6)   SEGMENT INFORMATION

      The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA and claims processing through Superior. The insurance segment sells personal automobile, homeowner's, and commercial general liability lines of property and casualty insurance products and includes substantially all aspects of the insurance and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's relationship with its network of non-affiliated agencies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. The Company evaluates its business segments based on GAAP pretax operating earnings. Corporate overhead expenses are allocated to business segments. Transactions between reportable segments are accounted for at fair value.

      Operating segments that are not individually reportable, based on the extent of the current operations in such segments, are included in the "All Other" category. The "All Other" category currently includes the operations of 21st Century Holding Company, the parent company.

      Information regarding components of operations for the three months ended March 31, 2005 and 2004 follows:

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

                                                 Three months ended March 31,
                                                 ----------------------------
                                                    2005             2004
                                                ------------     ------------
Total revenue
    Insurance segment                           $ 22,239,071     $ 14,623,078
    Financing segment                                869,713          796,861
    All other segments                               463,376        1,196,011
                                                ------------     ------------
         Total operating segments                 23,572,160       16,615,950
    Intercompany eliminations                     (1,705,555)      (1,918,775)
                                                ------------     ------------
         Total revenues                         $ 21,866,605     $ 14,697,175
                                                ============     ============

Earnings before income taxes
    Insurance segment                           $  7,982,339     $  3,707,876
    Financing segment                                218,812          137,921
    All other segments                              (661,400)         332,050
                                                ------------     ------------
         Total earnings before income taxes     $  7,539,751     $  4,177,847
                                                ============     ============

      Information regarding total assets as of March 31, 2005 and December 31, 2004 as follows:

                                              March 31, 2005   December 31, 2004
                                               ------------       ------------
Total assets
    Insurance segment                          $128,000,510       $134,894,764
    Financing segment                             9,773,506          8,536,786
    All other segments                            8,465,065         15,460,463
                                               ------------       ------------
         Total operating segments               146,239,081        158,892,013
    Intercompany eliminations                     4,761,498          4,709,359
                                               ------------       ------------
         Total assets                          $151,000,579       $163,601,372
                                               ============       ============

(7)   REINSURANCE AGREEMENTS

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

      Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten and terms of coverage. The Company collectively ceded $2.9 million and $0.9 million in premiums written for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, respectively, we primarily reinsured Federated National's homeowners' insurance lines of business. The Company's reinsurance for homeowners' insurance is with several participants, all of which are AM Best rated "A" or better.

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' and mobile homeowners' insurance lines of business. Approximately 8,500 policyholders have filed hurricane-related claims totaling an estimated $117.2 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $45.0 million, net of reinsurance recoveries and amortized reinstatement premiums.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      For each hurricane season, the excess of loss treaty will insure us for $24 million with the Company retaining the first $10 million of loss and LAE. The treaty has a provision which, for an additional prorated premium will insure us for another $24 million of loss and LAE for subsequent occurrences with the Company retaining the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charles and Frances the Company has exhausted its recoveries of $48 million under the terms of this treaty.

      The excess of loss treaty also insures us for an additional $34 million in excess of the Company's $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company, as illustrated in the accompanying table.

                                         Gross      Reinsurance        Net
Hurricane                               Losses      Recoveries       Losses
---------                               ------      ----------       ------
                                              (Dollars in Millions)

Charley (August 13, 2004)              $   50.9      $   40.9      $   10.0
Frances (September 3, 2004)                41.3          31.3          10.0
Ivan (September 14, 2004)                  14.2                        14.2
Jeanne (September 25, 2004)                10.8            --          10.8
                                       --------      --------      --------

Total Loss Estimate                    $  117.2      $   72.2      $   45.0
                                       ========      ========      ========

      Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement reinsurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

      We continue to participate in the Florida Hurricane Catastrophe Fund ("FHCF") and we subscribe to an excess of loss reinsurance policy to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. Maximum coverage afforded from the combined policies of our FHCFand excess of loss policies in effect for varying dates from June 1, 2004 to June 30, 2005 total approximately $200.0 million where we will retain the first $10 million of insurable losses on each event. However, loss and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company. Our amount of reinsurance coverage was determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every "n" years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years.

      We are selective in choosing a reinsurer and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. Our current policy is to use only reinsurers that have an A.M. Best rating of "A" (Excellent) or better.

      The Company's reinsurance for automobile insurance was ceded with Transatlantic Reinsurance Company ("Transatlantic"), an A+ rated reinsurance company. During 2004 and through the date of this report, Federated National and American Vehicle have not reinsured any of its automobile insurance.

(8)   STOCK COMPENSATION PLANS

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 140,850 and 198,275 shares, respectively.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations we do not anticipate additional options to be granted under this plan. As of March 31, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 15,000 shares.

      In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, and Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 799,059 and 906,300 shares, respectively.

      Activity in the Company's stock option plans for the period from January 1, 2003 to March 31, 2005, is summarized below:

                                 ---------------------------  ------------------------------  ------------------------------
                                        1998 Plan                  2001 Franchisee Plan                2002 Plan
                                 ---------------------------  ------------------------------  ------------------------------
                                             Weighted Average               Weighted Average                Weighted Average
                                Number of    Option Exercise  Number of     Option Exercise    Number of    Option Exercise
                                 Shares           Price         Shares           Price          Shares           Price
                               ----------    ---------------  ----------   -----------------  ----------    ----------------
Outstanding at January 1,
2004                              408,530      $     6.67         39,960      $     7.61         938,100      $     9.20
Granted                                --                             --                         178,750      $    18.02
Exercised                        (193,755)     $     6.67        (24,960)     $     6.67        (136,300)     $     9.16
Cancelled                         (16,500)     $     6.67             --                         (74,250)     $    10.59
                               ----------                     ----------                      ----------
Outstanding at December 31,
2004                              198,275      $     6.67         15,000      $     9.17         906,300      $    10.74
Granted                                --                             --                         110,000      $     9.66
Exercised                         (57,425)     $     6.67             --                         (69,591)     $     9.23
Cancelled                                                             --                        (147,650)     $    10.69
                                                              ----------                      ----------
Outstanding at March 31,
2005                              140,850      $     6.67         15,000      $     9.17         799,059      $    10.80
                               ==========                     ==========                      ==========

      Options outstanding as of March 31, 2005 are exercisable as follows:

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

                                 --------------------------------------------------------------------------------------------
                                        1998 Plan                  2001 Franchisee Plan                2002 Plan
                                 --------------------------------------------------------------------------------------------
                                             Weighted Average               Weighted Average                 Weighted Average
                                Number of    Option Exercise   Number of    Option Exercise    Number of     Option Exercise
                                 Shares           Price         Shares           Price          Shares            Price
                               ----------    ---------------  ----------   -----------------  ----------    ----------------
Options Exercisable at:
   March 31, 2005                 110,850      $     6.67         15,000      $     6.67         474,809       $     8.90
 December 31, 2005                  1,500      $     6.67             --      $     6.67          71,350       $     8.90
 December 31, 2006                 28,500      $     6.67             --      $     6.67          88,550       $     8.90
 December 31, 2007                             $     6.67             --      $     6.67          88,550       $     8.90
 December 31, 2008                     --      $       --             --      $     6.67          43,700       $     8.90
     Thereafter                        --      $       --             --      $     6.67          32,100       $     8.90
                               ----------                     ----------                      ----------

Total options exercisible         140,850                         15,000                         799,059
                               ==========                     ==========                      ==========

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

                               For the three months ended March 31,
                               ------------------------------------
                                        2005            2004
                                   ------------    ------------
Net Income as reported             $  5,820,280    $  2,924,007
Compensation, net of tax effect         653,931         212,707
                                   ------------    ------------
Pro forma net income               $  5,166,349    $  2,711,300
                                   ============    ============
Net income per share
As reported - Basic                $       0.95    $       0.52
As reported - Diluted              $       0.89    $       0.48
Pro forma - Basic                  $       0.84    $       0.48
Pro forma - Diluted                $       0.79    $       0.45

      Additional stock option awards are anticipated in future years.

      The weighted average fair value for new options granted during the three months ending March 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                 March 31, 2005        December 31, 2004
                                 --------------        -----------------
Dividend yield                   2.33% to 2.41%         2.24% to 3.19%
Expected volatility             95.82% to 96.76%       96.76% to 103.20%
Risk-free interest rate          3.34% to 3.86%         2.13% to 3.25%
Expected life (in years)          2.60 to 2.63           2.60 to 3.60

      Summary information about the Company's stock options outstanding at March 31, 2005:

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements


                                                                                  Weighted
                                                             Weighted Average      Average
                          Range of           Outstanding at    Contractual        Exercise   Exercisable at
                       Exercise Price        March 31, 2005  Periods in Years       Price    March 31, 2005
                       --------------        --------------  ----------------       -----    --------------
1998 Plan            $      6.67                140,850           2.74           $    6.67       110,850
2001 Franchise Plan  $ 6.67 to $9.17             15,000           3.21           $    9.17        15,000
2002 Plan            $ 8.33 - $20.00            799,059           2.63           $   10.80       474,809

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

      The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"), each entitle the holder to purchase 3/4 of one share of our Common Stock at an exercise price of $12.74 per whole share (as adjusted for the Company's three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 507,491. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

         The terms of the 2004 Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

         As indicated on the table below, we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date       2005            2004
--------------------------   ------------    ------------
January 31,                        55,537          54,014
April 30,                                          53,729
July 31,                                           49,965
October 31,                            --          69,200
                             ------------    ------------

Total common stock issued          55,537         226,908
                             ============    ============

      As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date        2005
--------------------------        ----
January 31,                       103,870
April 30,
July 31,
October 31,                            --
                             ------------

Total common stock issued         103,870
                             ============

      The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Historically, we have made our quarterly installment payments by issuing common stock. Our next regularly scheduled payment of principal and interest in connection with these notes was due on April 30, 2005 and was paid in cash.

      For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.7 million per payment are due quarterly for three years with the last installment due on July 31, 2006. The scheduled loan payments for the next three years are as follows:

               For the period
               --------------
Year ending December 31, 2005    $  2,500,000
Year ending December 31, 2006       1,875,000
                                 ------------

                        Total    $  4,375,000
                                 ============

      For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due quarterly for three years with the last installment due on September 30, 2007. The scheduled loan payments for the next three years are as follows:

               For the period
               --------------
Year ending December 31, 2005    $  4,166,668
Year ending December 31, 2006       4,166,668
Year ending December 31, 2007       4,166,664
                                 ------------

                                 $ 12,500,000
                                 ============

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

(10)  DISCONTINUED OPERATIONS

      The Company completed the transaction contemplated by the Stock Purchase and Redemption Agreement dated January 3, 2005 with Express Tax Service, Inc., ("Express Tax"), Robert J. Kluba and Robert H. Taylor. The Company was the beneficial and record owner of 80% of the issued and outstanding stock of Express Tax, which in turn owned 100% of the issued and outstanding stock of EXPRESSTAX Franchise Corporation ("EXPRESSTAX"). Mr. Kluba was the President and a director of Express Tax and EXPRESSTAX, and the owner of the remaining 20% of the issued and outstanding stock of Express Tax. The sale of the assets closed on January 13, 2005 with an effective date of January 1, 2005. For more information, see Note 24, "Discontinued Operations".

      The Company received at closing a cash payment of $311,351, which reflected the purchase price of $660,000 for all of the Company's common stock in Express Tax, less $348,649 representing intercompany receivables owed to Express Tax by the Company. The Company also received a payment of $1,200,000 in exchange for the Company's agreement not to compete with the current business of Express Tax and EXPRESSTAX for five years following the closing. The Company's investment in its subsidiary totaled $230,000.

      In connection with the transaction, the Company has extended the expiration dates for the 75,000 outstanding stock options previously granted to Mr. Kluba and the 30,000 outstanding stock options previously granted to Mr. Kluba's wife, such that 80% of such stock options shall expire, if not exercised, on the first anniversary date of the closing and the remaining 20% of such stock options shall expire on the second anniversary date of the closing; none of these options shall be exercisable for the six-month period following the closing.

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

Overview

      We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company ("Federated National") and American Vehicle Insurance Company ("American Vehicle").

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability insurance in Florida as an admitted carrier. American Vehicle is also authorized to underwrite homeowners' property and casualty insurance and commercial general liability insurance in Louisiana as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia as a surplus lines carrier and in Texas as an admitted carrier. American Vehicle is authorized as a surplus lines carrier for commercial general liability insurance in Kentucky and Alabama, and we anticipate that underwriting will begin in these states in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on-going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California and Virginia.

                          21st Century Holding Company
                Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

      During the three month ended March 31, 2005, 30.0%, 52.0%, 17.1% and .9% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2004, 62.0%, 24.1%, 12.4 % and 1.5% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively.

      We market and distribute our own and third-party insurers' products and our other services primarily in Central and South Florida, through contractual relationships with approximately 1,500 independent agents and a select number of general agents.

      Assurance MGA, a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance company's net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies' products through the Company's distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

      We operate in a highly competitive market and face competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include other companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We instead tend to compete on the basis of underwriting criteria, our distribution network and superior service to our independent agents and insureds. We compete with respect to automobile insurance in Florida with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company. Comparable companies which compete with us in the homeowners' market include Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company. Comparable companies which compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company, Nautilus Insurance Company and Burlington/First Financial Insurance Companies. Competition could have a material adverse effect on our business, results of operations and financial condition.

      Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida and our telephone number is (954) 581-9993.

                          21st Century Holding Company
                Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

Analysis of Financial Condition
As of March 31, 2005 as Compared to December 31, 2004

      Investments

      Investments decreased $4.4 million, or 5.2%, to $80.0 million as of March 31, 2005, as compared to $84.4 million as of December 31, 2004. The modest decrease is associated with the settlement of hurricane related claims.

      Financial Accounting Standards ("FAS") number 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FAS 115 requires that these securities be classified in three categories and given specific accounting treatment as follows:

                                 Classification

Held-to-maturity
      Debt securities with the intent and ability to hold to maturity

Trading securities
      Debt and equity securities bought and held primarily for sale in the near term

Available-for-sale
      Debt and equity securities not classified as held-to-maturity or trading securities

                              Accounting Treatment

Amortized cost

Fair value, with unrealized holding gains and losses included in operations

Fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity, namely "Other Comprehensive Income"

                          21st Century Holding Company

      Below is a summary of unrealized gains and (losses) at March 31, 2005 and December 31, 2004 by category.

                                               Unrealized Gains and (Losses)
                                               -----------------------------
                                              March 31, 2005  December 31, 2004
                                              --------------  -----------------
Fixed maturities:
  U.S. government obligations and agencies    $   (683,162)    $   (582,310)
  Obligations of states and political
    subdivisions                                     1,557           (4,501)
                                              ------------     ------------
                                                  (681,605)        (586,811)
                                              ------------     ------------
Corporate securities:
  Communications                                    42,455           23,299
  Financial                                       (111,542)         (11,220)
  Other                                            (21,061)          64,377
                                              ------------     ------------
                                                   (90,148)          76,456
                                              ------------     ------------
Equity securities:
  Common stocks                                   (788,578)        (312,410)
                                              ------------     ------------

Total unrealized gains and (losses)            $(1,560,33)     $   (822,765)
                                              ============     ============

      For further detail, see "Liquidity and Capital Resources," below and "Quantitative and Qualitative Disclosure about Market Risk" under Item 3 below.

      Prepaid Reinsurance Premiums

      Prepaid reinsurance premiums decreased $2.7 million, or 48.6%, to $2.8 million as of March 31, 2005, as compared to $5.5 million as of December 31, 2004. The decline is due to the amortization of prepaid reinsurance premiums associated with our homeowner's book of business.

      Premiums Receivable, Net of Allowance for Credit Losses

      Premiums receivable, net of allowance for credit losses, increased $2.1 million, or 35.2%, to $8.1 million as of March 31, 2005, as compared to $6.0 million as of December 31, 2004. The largest component of the increase relates to our expanding commercial general liability insurance business for which premiums receivable increased $1.5 million, or 714%, to $1.7 million as of March 31, 2005, as compared to $.2 million as of December 31, 2004.

      Income Taxes Recoverable

      Income taxes recoverable decreased $4.1 million, or 51.4%, to $3.8 million as of March 31, 2005, as compared to $7.9 million as of December 31, 2004. The decline is due to the receipt of income taxes recoverable and utilization of operating loss carryforwards.

      Deferred Acquisition Costs

      Deferred acquisition costs increased $.7 million, or 10.7%, to $7.7 million as of March 31, 2005, as compared to $7.0 as of December 31, 2004. For the three months ending March 31, 2005, commission expense and commissions income, were approximately $6.9 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees, totaled approximately $0.8 million. Deferred policy acquisition costs, increased primarily due to a $0.8 million increase in deferred commission expenses. The increase in deferred commission expenses primarily related to the increase in lines of insurance other than automobile, which are not subject to quota-share agreements. Also contributing to the increased acquisition costs is the 2004 sale of our captive agencies, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

                          21st Century Holding Company

      Unpaid Losses and LAE

      Unpaid losses and LAE decreased $19.8 million, or 42.5%, to $26.8 million as of March 31, 2005, as compared to $46.6 million as of December 31, 2004. The decline in unpaid losses and LAE relates to our payment patterns relative to the settling of hurricane related claims.

      Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as "case reserves" coupled with bulk estimates known as "incurred but not reported" (IBNR). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see "Loss and LAE" below.

      Unearned Premiums

      Unearned premiums increased by $5.7 million, or 11.3%, to $55.8 million as of March 31, 2005, as compared to $50.1 million as of December 31, 2004. The increase was due to a $1.4 million increase in unearned homeowner's insurance premiums, a $2.8 million increase in unearned automobile premiums, and a $1.5 million increase in unearned commercial general liability premiums. These changes reflect our continued growth along all lines of business.

      Bank Overdraft

      Bank overdraft decreased by $3.8 million, or 25.8%, to $11.0 million as of March 31, 2005, as compared to $14.8 million as of December 31, 2004. Bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those disbursements are presented to the bank for payment.

Results of Operations
Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31,
2004

      Gross Premiums Written

      Gross premiums written increased $12.3 million, or 68.9%, to $30.1 million for the three months ended March 31, 2005, as compared to $17.8 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

                                      Three months ended March 31,
                                      ----------------------------
                              2005                       2004
                              ----                       ----
Automobile                $  9,018,245      30.0%    $  8,288,649      46.5%
Homeowners'                 15,658,236      52.0%       6,523,324      36.6%
Commercial liability         5,155,762      17.1%       2,558,559      14.4%
Mobile home owners'            264,801       0.9%         447,194       2.5%
                          ------------    ------     ------------    ------
Gross written premiums    $ 30,097,044     100.0%    $ 17,817,726     100.0%
                          ============    ======     ============    ======

As noted above, the Company's efforts to expand to lines of insurance products other than automobile insurance are coming to fruition.

      Gross Premiums Ceded

      Gross premiums ceded increased $2.8 million to a debit balance of ($2.9) million for the three months ended March 31, 2005, as compared to a debit balance of ($.1) million for the three months ended March 31, 2004. The change is associated with our increased homeowner's premium volume.

                          21st Century Holding Company

      The gross premiums ceded for the three months ended March 31, 2004 reflects a reclassification of $0.8 million of reinsurance costs that were previously classified as other operating and underwriting expenses.

      Decrease in Prepaid Reinsurance Premiums

      The decrease in prepaid reinsurance premiums was ($2.7) million for the three months ended March 31, 2005, as compared to ($3.8) million for the three months ended March 31, 2004. The increased charge against written premium is primarily associated with the cost of reinsurance in connection with our home owners' and mobile home owners' line of property and casualty insurance.

      (Increase) in Unearned Premiums

      The (increase) in unearned premiums was ($5.7) million as of March 31, 2005, as compared to ($1.7) million as of March 31, 2004. The change was due to a $1.4 million increase in unearned homeowner's insurance premiums, a $2.8 million increase in unearned automobile premiums, and a $1.5 million increase in unearned commercial liability premiums. These changes reflect our continued growth along all lines of business. For further discussion, see "Unearned Premiums" above.

      Net Investment Income

      Net investment income increased by $0.4 million, or 69.1%, to $0.9 million for the three months ended March 31, 2005, as compared to $0.5 million for the same three-month period ended March 31, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a modest increase in overall yield to 4.35% for the three months ended March 31, 2005 as compared to a yield of 3.82% for the three months ending March 31, 2004.

      Net Realized Investment Gains

      Net realized investment gains increased by $0.04 million, or 30.8% to $0.16 million for the three months ended March 31, 2005, as compared to $0.12 million for the three months ended March 31, 2004. The table below depicts the gains by investment category.

                                                    Net Realized Gains (Losses)
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2005           2004
                                                     ----------     ----------
Fixed maturities:
   U.S. government obligations and agencies          $ (131,066)    $   35,050
   Obligations of states and political subdivisions         (43)          (100)
                                                     ----------     ----------
                                                       (131,109)        34,950
                                                     ----------     ----------
Corporate securities:
   Communications                                            --             --
   Financial                                              9,995           (219)
   Other                                                     --             --
                                                          9,995           (219)
                                                     ----------     ----------
Equity securities:
      Preferred stocks                                                      --
      Common stocks                                     280,637         87,188
                                                     ----------     ----------
                                                        280,637         87,188
                                                     ----------     ----------

         Total net realized gains                    $  159,523     $  121,919
                                                     ==========     ==========

                          21st Century Holding Company

      Loss and LAE

      Loss and LAE increased by $0.4 million, or 6.7%, to $6.9 million for the three months ended March 31, 2005, as compared to $6.5 million as of March 31, 2004. The modest increase is due, in part, to a charge to first quarter 2005 earnings of $1.5 million, net of reinsurance recoveries of $10.3 million, stemming from the four hurricanes that occurred in August and September of 2004 that was partially offset by the impact of the improved automobile loss experience. Management continues to revise our estimates of the ultimate financial impact of these storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

      Our loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2005 was 36.69% compared with 49.78% for the same period in 2004. The table below reflects the loss ratios by product line.

                                            Three months ended March 31,
                                          --------------------------------
                                              2005                2004
                                          ------------        ------------
Automobile                                       53.94%              80.55%
Homeowners'                                      25.11%              23.40%
Commercial liability                             25.89%              18.50%
Mobile homeowners'                             1990.00%              31.96%
All lines                                        36.69%              49.78%

      Losses and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the "All Lines" decrease in the loss ratio primarily to the increasingly significant operational contributions made by our lines of insurance other than automobile.

      For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

      Salaries and Wages

      Salaries and wages increased $0.2 million, or 10.9%, to $1.6 million for the three months ended March 31, 2005, as compared to $1.4 million for the three months ended March 31, 2004. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

      Furthermore, the Company is now benefiting from economies of scale; as a result gross premiums written increased $12.3 million for the three months ended March 31, 2005, as compared to the comparable period in 2004, during which time salaries and wages increased $0.2 million.

      Amortization of Deferred Policy Acquisition Costs

      Amortization of deferred policy acquisition costs increased by $3.4 million to $3.8 million for the three months ended March 31, 2005, as compared to $0.4 million as of March 31, 2004. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      The increase in policy acquisition costs relates to our increased premium volume and decreased reliance on quota share reinsurance in connection with our automobile line of insurance. The increase is also attributable to the sale of our captive agencies in December of 2004, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

                          21st Century Holding Company

      Provision for Income Tax Expense

      The provision for income tax expense increased by $.4 million, or 200.0%, to $.6 million for the three months ended March 31, 2005, as compared to $.2 million for the three months ended March 31, 2004. The effective rate for income tax expense is 36.5% for the three months ended March 31, 2005, as compared to 37.0% for the same three-month period in 2004. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income.

Liquidity and Capital Resources

      Our primary sources of capital during the three months ended March 31, 2005 were revenues generated from operations, including our investment income and net realized investment gains from our portfolios, sale of our interests in Express Tax and EXPRESSTAX receipt of income taxes recoverable, and borrowings under the Revolving Agreement, as described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

      For the three months ended March 31, 2005 and 2004, operations generated
(used) net operating cash flow of $(8.2) million and $7.3 million, respectively. During the three months ended March 31, 2005, gross cash flow from operations generated approximately $23.5 million, due to a $5.7 million increase in unearned premiums; a $4.1 million decrease in income taxes recoverable; a $2.7 million decrease in prepaid reinsurance premiums; a $2.2 million decrease in due from reinsurers, net; a $1.0 million increase in premium deposits; a $0.7 million decrease in deferred income tax expense; a $0.4 million increase in the provision for credit losses, net; $0.3 million of common stock issued for interest on debt; $0.2 million in net realized investment gains; $0.2 million in goodwill; a $0.1 million decrease in other assets; and $0.1 million in depreciation and amortization.; all in conjunction with net income of $5.8 million.

      Operations for the three months ended March 31, 2005 used $31.7 million of gross cash flow primarily due to a $19.8 million decrease in unpaid losses and LAE; a $3.8 million decrease in bank overdrafts; a $1.8 million increase to finance contracts receivable; a $1.7 million increase in premiums receivable; $1.6 million in connection with our sale of discontinued operations; a $1.5 million decrease in accounts payable and accrued expenses; a $0.7 million increase to policy acquisition costs, net of amortization; a $0.4 million decrease to the provision for uncollectible premiums receivable; a $0.3 million decrease in the equity of the subsidiary sold; and $0.1 million in amortization of investment premiums, net.

      Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

      In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow provided by net investing activities was $5.4 million for the three months ended March 31, 2005, as we generated $81.2 million from the sale of investment securities available for sale, used $77.4 million to purchase investment securities available for sale, and generated $1.6 million in connection with our sale of discontinued operations.

      Net cash generated from financing activities was $0.4 million for the three months ended March 31, 2005. The source of cash from financing activities is primarily reflected by the receipt of proceeds from exercised stock options totaling $1.0 million, $0.5 million paid in dividends and $0.1 million used to reduce revolving credit outstanding.

      Federated Premium's operations are funded by the Revolving Agreement with FlatIron. The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up $4.0 million over the next three years. Pursuant to our loan agreement, if the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender (in its sole and absolute discretion) suffers a material adverse change, then under the terms of our loan agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced if we do not have other collateral qualifying as eligible collateral. As of December 31, 2004, policies written by Federated National were not considered by our lender to be eligible collateral. In March 2005, our lender agreed to permit policies written by Federated National to be eligible collateral and agreed to increase our total available credit by $0.5 million from $2.0 million to $2.5 million. We currently believe that this higher available credit limit will be sufficient based on our current operations. If policies written by our insurance subsidiaries again do not qualify as eligible collateral under our loan agreement and we are not able to obtain working capital from our operations or other sources, then we would have to restrict our growth and, possibly, our operations. We believe that this available credit is sufficient based on our current operations.

                          21st Century Holding Company

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. For the three months ended March 31, 2005, our effective interest rate was 6.94% as compared to 5.59% as of March 31, 2004.

      Outstanding borrowings under the Revolving Agreement as of March 31, 2005 were approximately $2.0 million. Outstanding borrowings as of December 31, 2004 were approximately $2.1. Outstanding borrowings in excess of the $2.0 million credit limits totaled $148,542 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of $156,095 for December 31 2004, that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the three months ended March 31, 2005 and March 31, 2004 totaled approximately $36,000 and $57,000, respectively.

      As an alternative to premium finance, we offer direct billing in connection with our automobile program, where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on our credit facility, but remain able to charge and collect interest from the policyholder.

      We believe that our current capital resources, including the net proceeds from the Express Tax sale, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

      Federated National's and American Vehicle's statutory capital surplus levels as of March 31, 2005 were approximately $11.7 million and $17.0 million, respectively, and their statutory net income (loss) for the three months ended March 31, 2005 were $3.9 million and $0.02 million, respectively.

      As of March 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

      Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising its premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increased levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

                          21st Century Holding Company

Item 3

Quantitative and Qualitative Disclosures about Market Risk

      Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004. No material changes have occurred in market risk since this information was disclosed except as discussed below.

      Our investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management, are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2005 follows:

                                                                                         Unrealized Gain
                                         Amortized Cost                Fair Value            (Loss)
                                         --------------                ----------            ------
Fixed maturities:
   U.S. government obligations
      and agencies                $ 53,245,723      65.27%    $ 52,562,561      65.70%     $   (683,162)
   Obligations of states and
      political subdivisions         7,789,338       9.55%       7,790,896       9.73%            1,558
                                  ------------     ------     ------------     ------      ------------
                                    61,035,061      74.82%      60,353,457      75.43%         (681,604)
                                  ------------     ------     ------------     ------      ------------

Corporate securities:
   Communications                      522,348       0.64%         564,803       0.71%           42,455
   Financial                         5,049,107       6.19%       4,937,565       6.17%         (111,542)
   Other                             3,390,004       4.16%       3,368,942       4.21%          (21,062)
                                  ------------     ------     ------------     ------      ------------
                                     8,961,459      10.99%       8,871,310      11.09%          (90,149)
                                  ------------     ------     ------------     ------      ------------

Equity securities:
   Preferred stocks                         --       0.00%              --       0.00%               --
   Common stocks                    11,572,363      14.19%      10,783,785      13.48%         (788,578)
                                  ------------     ------     ------------     ------      ------------
                                    11,572,363      14.19%      10,783,785      13.48%         (788,578)
                                  ------------     ------     ------------     ------      ------------
Total fixed, corporate and
equity securities                 $ 81,568,883     100.00%    $ 80,008,552     100.00%     $ (1,560,331)
                                  ============     ======     ============     ======      ============


      As of March 31, 2005, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

Item 4

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

                          21st Century Holding Company

      Changes in Internal Controls. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: OTHER INFORMATION

Item 1

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

      Specifically, the plaintiffs alleged that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs alleged that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit was without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case for $525,000. The Court has issued a Preliminary Order approving the settlement and the full amount was funded in February 2005. Notices have been sent to class members and the Court has set the Final Settlement Hearing fro July 26, 2005. We anticipate our active involvement with this matter to be concluded.

      We had reserved and charged against forth quarter 2003 earnings $600,000 for the potential settlement and associated costs

      As an admitted carrier in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes Section 631.57(3) (a). Participation in these pools is based on the Company's written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us.

      Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. No assessments by have been incurred by either insurance company through the date of this 10-Q.

                          21st Century Holding Company

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

      Effective March 1, 2005, Federated National sold its interest in the Lauderdale Lakes property to the Company at the property's net-book value of approximately $2.9 million.

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

                                    21st CENTURY HOLDING COMPANY


                                    By: /s/ Richard A. Widdicombe
                                        ------------------------------
                                        Richard A. Widdicombe,
                                        Chief Executive Officer


                                        /s/ James G. Jennings III
                                        ------------------------------
                                        James G. Jennings III,
                                        Chief Financial Officer

Date: May 16, 2005