Form 10-K/A
period 2004-12-31
21ST CENTURY HOLDING CO
filed 2005-05-17
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO.2
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  21ST CENTURY HOLDING COMPANY AND SUBSIDIARIES


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 2) report to be signed on its behalf by the undersigned, thereto duly authorized.

                          21ST CENTURY HOLDING COMPANY

                         By:      /s/ Richard A. Widdicombe
                                  Richard A. Widdicombe, Chief Executive Officer

                                  /s/ James G. Jennings III
                                  James G. Jennings III, Chief Financial Officer

Dated:  May 17, 2005