Form 10-Q
period 2005-06-30
21ST CENTURY HOLDING CO
filed 2005-08-15
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

                        Commission file number 0-2500111


                          21st Century Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Florida                                         65-0248866
-----------------------------------                      ----------------------
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

      Yes |X| No|_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes | | No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value - 6,374,716 outstanding as of August 8, 2005.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                          PAGE

ITEM 1

Financial Statements (Unaudited)

Consolidated Balance Sheets
    as of June 30, 2005 and December 31, 2004........................... 4

Consolidated Statements of Operations
    for the six months ended June 30, 2005 and 2004..................... 5

Consolidated Cash Flow Statements
    for the six months ended June 30, 2005 and 2004..................... 6

Notes to Consolidated Financial Statements.............................. 8

ITEM 2

Management's Discussion and Analysis
    of Financial Condition and Results of Operations................... 20

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk............. 34

ITEM 4

Controls and Procedures ................................................35

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings...................................................... 36


ITEM 5

Other Information.......................................................36


ITEM 6

Exhibits ...............................................................36


Signatures..............................................................37

Exhibits

      Exhibit 31.1 Certification of Chief Executive Officer Pursuant to
      Section 302 of the
      SARBANES-OXLEY Act............................................... 38

      Exhibit 31.2 Certification of Chief Financial Officer Pursuant to
      Section 302 of the
      SARBANES-OXLEY Act............................................... 39

      Exhibit 32.1 Certification of Chief Executive Officer Pursuant to
      Section 906 of the
      SARBANES-OXLEY Act............................................... 40

      Exhibit 32.2 Certification of Chief Financial Officer Pursuant to
      Section 906 of the
      SARBANES-OXLEY Act............................................... 41

PART I: FINANCIAL INFORMATION
ITEM 1

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                      2005            2004
                                                  -------------   -------------
                   ASSETS
Investments
   Fixed maturities, available for sale,
    at fair value                                 $  66,711,072   $  69,587,030
   Equity securities                                 17,304,835      14,795,143
                                                  -------------   -------------

      Total investments                              84,015,907      84,382,173
                                                  -------------   -------------

Cash and cash equivalents                            18,625,828       6,127,706
Finance contracts, net of allowance for credit
 losses of $494,520 in 2005 and $475,788 in
 2004, and  net of unearned finance charges of
 $447,188 in 2005 and $453,487 in 2004                8,678,524       8,289,356
Prepaid reinsurance premiums                                 --       5,510,379
Premiums receivable, net of allowance for credit
 losses of $78,645 and $541,851, respectively         7,059,546       6,024,913
Reinsurance recoverable, net                         22,203,384      25,488,956
Deferred policy acquisition costs                     8,638,282       6,957,168
Income taxes recoverable                              1,763,657       7,915,424
Deferred income taxes                                 2,915,824       3,656,076
Property, plant and equipment, net                    4,062,389       4,272,733
Goodwill, net                                                --         153,546
Other assets                                          4,345,517       4,822,942
                                                  -------------   -------------

      Total assets                                $ 162,308,858   $ 163,601,372
                                                  =============   =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE                             $  26,025,816   $  46,570,679
Unearned premiums                                    60,423,793      50,152,711
Premiums deposits                                     3,109,509       1,871,683
Revolving credit outstanding                            585,972       2,148,542
Bank overdraft                                       18,541,980      14,832,698
Subordinated debt                                    13,541,666      16,875,000
Deferred income from sale of agency operations        2,500,000       2,500,000
Accounts payable and accrued expenses                 2,061,823       3,673,324
                                                  -------------   -------------

      Total liabilities                             126,790,559     138,624,637
                                                  -------------   -------------

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value. Authorized
    37,500,000 shares; issued 7,052,665 and
    6,744,791 shares, respectively; Outstanding
    6,355,816 and 6,047,942, respectively                70,527          67,448
   Additional paid-in capital                        29,448,954      26,310,147
   Accumulated other comprehensive income
    (deficit)                                          (678,821)       (504,972)
   Retained earnings                                  8,457,284         883,757
   Treasury stock, 696,849 shares, at cost           (1,779,645)     (1,779,645)
                                                  -------------   -------------
      Total shareholders' equity                     35,518,299      24,976,735
                                                  -------------   -------------
      Total liabilities and shareholders' equity  $ 162,308,858   $ 163,601,372
                                                  =============   =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended            Six Months Ended
                                                      June 30,       June 30,       June 30,       June 30,
                                                        2005           2004           2005           2004
                                                    ------------   ------------   ------------   ------------

Revenue:
   Gross premiums written                           $ 31,362,908   $ 31,810,045   $ 61,459,952   $ 49,627,771
   Gross premiums ceded                               (2,053,152)      (473,333)    (4,954,443)      (560,183)
                                                    ------------   ------------   ------------   ------------

      Net premiums written                            29,309,756     31,336,712     56,505,509     49,067,588
                                                    ------------   ------------   ------------   ------------

   Decrease in prepaid reinsurance premiums           (2,835,083)    (2,327,592)    (5,510,378)    (6,095,744)
   (Increase)  in unearned premiums                   (4,585,523)   (12,770,311)   (10,271,083)   (14,499,217)
                                                    ------------   ------------   ------------   ------------
      Net change in prepaid reinsurance premiums
       and unearned premiums                          (7,420,606)   (15,097,903)   (15,781,461)   (20,594,961)
                                                    ------------   ------------   ------------   ------------

      Net premiums earned                             21,889,150     16,238,809     40,724,048     28,472,627
   Finance revenue                                       937,681        949,164      2,042,211      2,039,984
   Managing general agent fees                           620,378        539,822      1,252,693        987,180
   Net investment income                                 910,925        773,921      1,803,796      1,302,045
   Net realized investment gains                         125,510         58,508        285,033        180,427
   Other income                                          161,913        115,569        404,381        390,705
                                                    ------------   ------------   ------------   ------------

      Total revenue                                   24,645,557     18,675,793     46,512,162     33,372,968
                                                    ------------   ------------   ------------   ------------

Expenses:
   Loss and LAE                                       12,308,775      7,618,159     19,218,772     14,092,992
   Operating and underwriting expenses                 2,206,281      1,968,291      3,788,812      3,916,863
   Salaries and wages                                  1,580,120      1,345,058      3,158,701      2,768,171
   Interest expense                                      379,787        213,841        809,931        444,922
   Policy acquisition costs, net of amortization       3,222,441      1,682,440      7,048,042      2,124,168
                                                    ------------   ------------   ------------   ------------

      Total expenses                                  19,697,404     12,827,789     34,024,258     23,347,116

Income from continuing operations before provision
 for income tax expense                                4,948,153      5,848,004     12,487,904     10,025,852
Provision for income tax expense                       1,924,612      2,113,049      4,678,687      3,659,866
                                                    ------------   ------------   ------------   ------------

      Net income from continuing operations            3,023,541      3,734,955      7,809,217      6,365,986

Discontinued operations:
   Income (loss) from discontinued operations
    (including gain on disposal of $1,630,000
    and $0, respectively)                                     --        (98,583)     1,630,000        366,639
   Provision for income tax expense                           --        (38,406)       595,396        133,839
                                                    ------------   ------------   ------------   ------------
      Income (loss) from discontinued operations              --        (60,177)     1,034,604        232,800
                                                    ------------   ------------   ------------   ------------


      Net income                                    $  3,023,541   $  3,674,778   $  8,843,821   $  6,598,786
                                                    ============   ============   ============   ============


Basic net income per share from continuing
 operations                                         $       0.48   $       0.64   $       1.27   $       1.11
                                                    ============   ============   ============   ============

Basic net income per share from discontinued
 operations                                         $         --   $      (0.01)  $       0.16   $       0.04
                                                    ============   ============   ============   ============

Basic net income per share                          $       0.48   $       0.63   $       1.43   $       1.15
                                                    ============   ============   ============   ============

Fully diluted net income per share from
 continuing operations                              $       0.46   $       0.61   $       1.19   $       1.05
                                                    ============   ============   ============   ============

Fully diluted net income per share from
 discontinued operations                            $         --   $      (0.01)  $       0.16   $       0.03
                                                    ============   ============   ============   ============

Fully diluted net income per share                  $       0.46   $       0.60   $       1.35   $       1.08
                                                    ============   ============   ============   ============

Weighted average number of common shares
 outstanding                                           6,349,182      5,794,893      6,171,134      5,718,104
                                                    ============   ============   ============   ============

Weighted average number of common shares
 outstanding (assuming dilution)                       6,620,510      6,083,916      6,550,789      6,088,098
                                                    ============   ============   ============   ============

Dividends declared per share                        $       0.08   $       0.08   $       0.08   $       0.08
                                                    ============   ============   ============   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six months ended June 30,
                                                        2005            2004
                                                    ------------   ------------
Cash flow from operating activities:
   Net income                                       $  8,843,821   $  6,598,786
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of investment (discount)
       premium, net                                      (56,786)       124,962
      Depreciation and amortization of property
       plant and equipment, net                          240,073        256,704
      Gain from sale of discontinued operations       (1,630,000)
      Net realized investment gains (loss)               179,744       (180,427)
      Common Stock issued for interest on Notes          315,625        196,875
      Provision for credit losses, net                   495,881        634,736
      Provision for uncollectible premiums
       receivable                                       (370,887)       195,845
      Recognition of deferred income from sale
       of franchises                                          --       (110,638)
      Sale of equity in subsidiary                      (255,080)            --
   Changes in operating assets and liabilities:
      Premiums receivable                               (663,746)       134,554
      Prepaid reinsurance premiums                     5,510,379      6,095,744
      Due from reinsurers, net                         3,285,572      3,852,106
      Income taxes recoverable                         6,151,767        824,787
      Deferred income tax expense                        740,252       (807,433)
      Policy acquisition costs, net of
       amortization                                   (1,681,114)    (4,415,825)
      Goodwill                                           153,546             --
      Finance contracts receivable                      (885,049)       111,848
      Other assets                                       472,530        268,847
      Unpaid losses and loss adjustment expenses     (20,544,863)    (3,385,021)
      Unearned premiums                               10,271,082     14,499,217
      Premium deposits                                 1,237,826       (174,216)
      Income taxes payable                                    --      1,119,047
      Bank overdraft                                   3,709,282
      Accounts payable and accrued expenses           (1,611,501)       (94,471)
                                                    ------------   ------------
Net cash provided by operating activities             13,908,354     25,746,027
                                                    ------------   ------------
Cash flow provided by (used in) investing
 activities:
   Proceeds from sale of investment securities
    available for sale                                31,747,952     34,275,107
   Purchases of investment securities available
    for sale                                         (31,624,260)   (66,948,234)
   Receivable for investments sold                            --      2,118,595
   Collection of mortgage loans                               --        137,571
   Purchases of property and equipment                  (138,196)      (157,936)
   Proceeds from sale of discontinued operations       1,630,000             --
   Proceeds from sale of assets                           59,129             --
                                                    ------------   ------------
Net cash provided by (used in) investing
 activities                                            1,674,625    (30,574,897)
                                                    ------------   ------------
Cash flow (used in) provided by financing
 activities:
   Subordinated debt                                  (1,894,792)
   Exercised stock options                             1,387,719      2,263,417
   Dividends paid                                     (1,015,214)      (920,776)
   Purchases of treasury stock                                --         (2,197)
   Revolving credit outstanding                       (1,562,570)    (1,241,093)
                                                    ------------   ------------
Net cash (used in) provided by financing
 activities                                           (3,084,857)        99,351
                                                    ------------   ------------
Net increase (decrease) in cash and cash
 equivalents                                          12,498,122     (4,729,519)
Cash and cash equivalents at beginning of period       6,127,706      6,770,169
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 18,625,828   $  2,040,650
                                                    ============   ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six months ended June 30,
(continued)                                               2005          2004
                                                      ------------  ------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                        $    292,338  $    113,626
                                                      ============  ============
      Income taxes                                    $         --  $  2,095,000
                                                      ============  ============
   Non-cash investing and finance activities:
      Accrued dividends payable                       $    446,579  $    436,229
                                                      ============  ============
      Retirement of subordinated debt by Common
       Stock issuance                                 $  1,666,667  $  1,250,000
                                                      ============  ============
      Stock issued to pay interest on
       subordinated debt                              $    315,625  $    196,875
                                                      ============  ============
      Notes receivable, net of deferred gains,
       received for sale of agencies                  $         --  $    214,220
                                                      ============  ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND BUSINESS

      The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A (Amendments No. 1 and No.
2) for the year ended December 31, 2004. The December 31, 2004 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

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

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability insurance in Florida as an admitted carrier. American Vehicle is also authorized to underwrite homeowners' property and casualty insurance and commercial general liability insurance in Louisiana as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia and Kentucky as a surplus lines carrier and in Texas and Alabama as an admitted carrier. We anticipate that underwriting will begin in Kentucky and Alabama in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California and Virginia.

      During the six months ended June 30, 2005, 59.8%, 20.9%, 18.8% and 0.5% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the six months ended June 30, 2004, 61.7%, 23.7%, 12.8% and 1.8% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

      We market and distribute our own and third-party insurers' products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

      Assurance Managing General Agents, Inc. ("Assurance MGA"), a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies' net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of other companies' products through the Company's distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

      (B)   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, Share-Based Payments ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for the Company's fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement. We have not yet determined the effect on us of the adoption of SFAS No. 123R.

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

                                      For the three months           For the six months
                                         ended June 30,                 ended June 30,
                                 ----------------------------  ----------------------------
                                      2005           2004           2005            2004
                                 -------------  -------------  -------------  -------------
Net Income as reported           $   3,023,541  $   3,674,778  $   8,843,821  $   6,598,786
Compensation, net of tax effect        145,768        329,851        799,699        542,558
                                 -------------  -------------  -------------  -------------
Pro forma net income             $   2,877,773  $   3,344,927  $   8,044,122  $   6,056,228
                                 =============  =============  =============  =============
Net income per share
As reported - Basic              $        0.48  $        0.63  $        1.43  $        1.15
As reported - Diluted            $        0.46  $        0.60  $        1.35  $        1.08
Pro forma - Basic                $        0.45  $        0.58  $        1.30  $        1.06
Pro forma - Diluted              $        0.43  $        0.55  $        1.23  $        0.99

Additional stock option awards are anticipated in future years.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The weighted average fair value for new options granted during the six months ending June 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                               June 30, 2005            June 30, 2004
                               -------------            -------------
Dividend yield                 2.33% to 2.43%               2.24%
Expected volatility           61.76% to 96.76%             100.98%
Risk-free interest rate        3.34% to 3.86%           3.25% - 3.33%
Expected life (in years)        2.59 to 2.63                 3.44

      (D)   EARNINGS PER SHARE

      Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Additionally, when applicable, we include in our computation of the weighted average number of common shares outstanding all common stock issued in connection with the repayment of our Subordinated debt.

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

      During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up to $4.0 million over the next three years. Our lender could decide to change our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. Pursuant to our loan agreement, if the A.M. Best rating of Federated National falls below a "C," or if the financial condition of American Vehicle, as determined by our lender (in its sole and absolute discretion) suffers a material adverse change, then under the terms of our loan agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced if we do not have other collateral qualifying as eligible collateral. As of December 31, 2004, policies written by Federated National were not considered by our lender to be eligible collateral. In March 2005, our lender agreed to permit policies written by Federated National to be eligible collateral and agreed to increase our total available credit by $0.5 million from $2.0 million to $2.5 million. We currently believe that this higher available credit limit will be sufficient based on our current operations. If policies written by our insurance subsidiaries again do not qualify as eligible collateral under our loan agreement and we are not able to obtain working capital from our operations or other sources, then we would have to restrict our growth and, possibly, our operations.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 9.39% and 5.97% for the six months ended June 30, 2005 and 2004, respectively.

      Outstanding borrowings under the Revolving Agreement as of June 30, 2005 were approximately $0.6 million. Outstanding borrowings as of December 31, 2004 were approximately $2.1. Outstanding borrowings in excess of the $2.0 million credit limits totaled $148,542 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of $156,095 for December 31, 2004 that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the six months ended June 30, 2005 and June 30, 2004 totaled approximately $64,000 and $104,000, respectively.


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

      Specifically, the plaintiffs alleged that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs alleged that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit was without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case for $525,000. The Court has issued a Preliminary Order approving the settlement and the full amount was funded in February 2005. Notices have been sent to class members and the Court conducted the Final Settlement Hearing on July 26, 2005, and approved the settlement. We anticipate our active involvement with this matter to be concluded. We reserved and charged against fourth quarter 2003 earnings $600,000 for the potential settlement and associated costs.

      In 2000 and 2001 respectively, two class action lawsuits were filed against an unaffiliated insurance company for which our subsidiary, Assurance MGA, was the managing general agent. These lawsuits were seeking compensatory damages in an undisclosed amount based on allegations of unfair practices involving the computation of interest due the policyholder in connection with automobile premium refunds. The unaffiliated company has contested these lawsuits over the last several years. Negotiations relative to this matter have been ongoing and in July 2005 the parties reached an agreement wherein we have agreed in principle to pay $240,000 to resolve the underlying actions in these suits subject to our contractual duties with respect to the unaffiliated company. We believe that we will be successful in our efforts to enjoin others to participate in this settlement; however we are unable to quantify the participation of others at this time. Accordingly, we have charged against second quarter 2005 earnings $240,000 for this action.

      As an admitted carrier in the State of Florida, we are required to participate in certain insurer solvency pools under Florida Statutes Section 631.57(3) (a). Participation in these pools is based on our written premiums by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. No related assessments have been incurred by either insurance company through the date of this 10-Q.

      Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a Joint Underwriting Association Plan ("JUA Plan"). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Federated National and American Vehicle were assessed $44,350 and $1,615, respectively by the JUA Plan based on its July 2005 Cash Activity Report. No accrual for this assessment was recorded for the period ending June 30, 2005.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   COMPREHENSIVE INCOME

      For the three and six months ended June 30, 2005 and 2004, comprehensive income consisted of the following:

                                             Three months ended           Six months ended
                                                 June 30,                      June 30,
                                             2005          2004         2005           2004
                                         -----------   -----------   -----------   -----------
Net income                               $ 3,023,541   $ 3,674,778   $ 8,843,821   $ 6,598,786
Change in net unrealized gain (loss) on
 investments available for sale              458,828    (2,751,268)     (278,738)   (1,941,719)
                                         -----------   -----------   -----------   -----------
Comprehensive income, before tax           3,482,369       923,510     8,565,083     4,657,067
Income tax benefit (expense) related to
 items of other comprehensive income        (172,835)    1,036,371       104,889       730,669
                                         -----------   -----------   -----------   -----------
Comprehensive income                     $ 3,309,534   $ 1,959,881   $ 8,669,972   $ 5,387,736
                                         ===========   ===========   ===========   ===========

(6)   SEGMENT INFORMATION

      The Company and its subsidiaries operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA and claims processing through Superior. The insurance segment sells personal automobile, homeowner's property and casualty, and commercial general liability lines of insurance products and includes substantially all aspects of the insurance and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to the Company's insureds and is marketed through the Company's relationship with its network of non-affiliated agencies.

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

      Information regarding components of operations for the three and six months ended June 30, 2005 and 2004 follows:

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Three months ended June 30,    Six months ended June 30,
                                               ---------------------------   ---------------------------
                                                    2005          2004           2005          2004
                                               ------------   ------------   ------------   ------------
Total revenue
   Insurance segment                           $ 26,579,336   $ 19,215,170   $ 48,818,407   $ 33,838,248
   Financing segment                                717,153        727,331      1,586,866      1,524,192
   All other segments                               345,878        816,531        809,254      2,012,542
                                               ------------   ------------   ------------   ------------
      Total operating segments                   27,642,367     20,759,032     51,214,527     37,374,982
   Intercompany eliminations                     (2,996,810)    (2,083,239)    (4,702,365)    (4,002,014)
                                               ------------   ------------   ------------   ------------
      Total revenues                           $ 24,645,557   $ 18,675,793   $ 46,512,162   $ 33,372,968
                                               ============   ============   ============   ============

Earnings before income taxes
   Insurance segment                           $  5,726,366   $  5,649,484   $ 13,708,705   $  9,357,361
   Financing segment                                356,638        448,840        575,450        586,761
   All other segments                            (1,134,852)      (250,320)    (1,796,252)        81,730
                                               ------------   ------------   ------------   ------------
      Total earnings before income taxes       $  4,948,152   $  5,848,004   $ 12,487,903   $ 10,025,852
                                               ============   ============   ============   ============

      Information regarding total assets as of June 30, 2005 and December 31, 2004 as follows:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
Total assets
   Insurance segment                           $133,698,253  $134,894,764
   Financing segment                              8,877,889     8,536,786
   All other segments                             7,870,303    15,460,463
                                               ------------  ------------
      Total operating segments                  150,446,445   158,892,013
   Intercompany eliminations                     11,862,413     4,709,359
                                               ------------  ------------
      Total assets                             $162,308,858  $163,601,372
                                               ============  ============


(7)   REINSURANCE AGREEMENTS

      We follow industry practice of reinsuring a portion of our risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer." The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

      For the 2005-2006 hurricane season, the excess of loss treaties will insure us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and LAE. The treaties have provisions which, for a prepaid premium, will provide an automatic reinstatement of another $64.0 million of loss and LAE for a second occurrence, with the Company retaining the first $3.0 million in loss and LAE. Unused coverage from the first two events carries forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the Florida Hurricane Catastrophe Fund ("FHCF").

      In addition to the excess of loss reinsurance policies (described above), we continue to participate in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage begins after the Company's retention of $3.0 million and its excess of loss reinsures retention of $40.0 million.

      Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2005 to June 30, 2006 total approximately $209.0 million. FHCF will retain approximately $145.0 million, our excess of loss reinsurance policies will retain $64.0 million, and the Company will retain the first $3 million of insurable losses for two events. For events beyond the second largest, FHCF coverage attaches after the Company and its excess of loss reinsures collective retention of approximately $15.0 million. Additionally, unused coverage from our excess of loss reinsurance treaties may be carried forward.

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As a result of the loss and LAE incurred in connection with Hurricane Dennis on July 10, 2005, the Company does not expect to exhaust its recoveries of $48 million under the terms of the 2005-2006 treaties.

      For the 2004-2005 hurricane season, the excess of loss treaty insured us for $24 million, while the Company retained the first $10 million of loss and LAE. The treaty had a provision which, for a prepaid premium, insured us for another $24 million of loss and LAE for subsequent occurrences while the Company retained the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charles and Frances the Company exhausted its recoveries of $48 million under the terms of this treaty.

      Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2004 to June 30, 2005 totaled approximately $200.0 million, during which time we retained the first $10 million of insurable losses on each event. However, loss and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company as illustrated in the accompanying table.

                                          Gross       Reinsurance         Net
Hurricane                                 Losses       Recoveries       Losses
                                        ----------     ----------     ----------
                                                 (Dollars in Millions)

Charley (August 13, 2004)               $     57.1     $     47.1     $     10.0
Frances (September 3, 2004)                   47.8           37.8           10.0
Ivan (September 14, 2004)                     17.8             --           17.8
Jeanne (September 25, 2004)                   12.4             --           12.4
                                        ----------     ----------     ----------

Total Loss Estimate                     $    135.1     $     84.9     $     50.2
                                        ==========     ==========     ==========

      No catastrophic events occurred subsequent to Hurricane Jeanne and through June 30, 2005. Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement reinsurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners' and mobile homeowners' insurance lines of business. Approximately 8,900 policyholders have filed hurricane-related claims totaling an estimated $135.0 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $50.2 million, net of reinsurance recoveries and amortized reinstatement premiums.

      The excess of loss treaty also insured us for an additional $34 million in excess of the Company's $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company, as illustrated in the accompanying table.

      Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten and terms of coverage. The Company collectively ceded $5.0 million and $0.6 million in premiums written for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, respectively, we primarily reinsured Federated National's homeowners' insurance lines of business. The Company's reinsurance for homeowners' insurance is with several participants, all of which are AM Best rated "A" or better.

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


(8)   STOCK COMPENSATION PLANS

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to directors, officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 128,400 and 198,275 shares, respectively.

      In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations we do not anticipate additional options to be granted under this plan. As of June 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 15,000 shares.

      In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, and Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 789,658 and 906,300 shares, respectively.

      Activity in the Company's stock option plans for the period from January 1, 2003 to June 30, 2005, is summarized below:

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         1998 Plan          2001 Franchisee Plan            2002 Plan
                                  -----------------------  -----------------------   -----------------------
                                                Weighted                 Weighted                  Weighted
                                                Average                  Average                   Average
                                                 Option                   Option                    Option
                                   Number of    Exercise    Number of    Exercise     Number of    Exercise
                                    Shares       Price       Shares       Price        Shares        Price
                                  ----------   ----------  ----------   ----------   ----------   ----------
Outstanding at January 1, 2004       408,530   $     6.67      39,960   $     7.61      938,100   $     9.20
Granted                                   --                                    --      178,750   $    17.83
Exercised                           (193,755)  $     6.67     (24,960)  $     6.67     (136,300)  $     9.16
Cancelled                            (16,500)  $     6.67          --                   (74,250)  $    10.50
                                  ----------               ----------                ----------
Outstanding at December 31, 2004     198,275   $     6.67      15,000   $     9.17      906,300   $    10.80
Granted                                   --                                    --      115,000   $    10.11
Exercised                            (69,875)  $     6.67          --                   (78,592)  $     9.22
Cancelled                                 --                                    --     (153,050)  $    10.76
                                  ----------               ----------                ----------
Outstanding at June 30, 2005         128,400   $     6.67      15,000   $     9.17      789,658   $    10.86
                                  ==========               ==========                ==========


      Options outstanding as of June 30, 2005 are exercisable as follows:

                                         1998 Plan          2001 Franchisee Plan            2002 Plan
                                  -----------------------  -----------------------   -----------------------
                                                Weighted                 Weighted                  Weighted
                                                Average                  Average                   Average
                                                 Option                   Option                    Option
                                   Number of    Exercise    Number of    Exercise     Number of    Exercise
                                    Shares       Price       Shares       Price        Shares        Price
                                  ----------   ----------  ----------   ----------   ----------   ----------
Options Exercisable at:
         June 30, 2005               100,650   $     6.67      15,000   $     6.67      520,258   $     9.22
         December 31, 2005                --                       --                    13,600   $     9.22
         December 31, 2006            27,750   $     6.67          --                    88,650   $     9.22
         December 31, 2007                --                       --                    88,650   $     9.22
         December 31, 2008                --                       --                    44,400   $     9.22
         December 31, 2009                --                       --                    32,100   $     9.22

              Thereafter                  --                       --                     2,000   $     9.22
                                  ----------               ----------                ----------

Total options exercisible            128,400                   15,000                   789,658
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

                                  For the three months ended      For the six months ended
                                            June 30,                      June 30,
                                 ----------------------------  ----------------------------
                                       2005          2004           2005            2004
                                 -------------  -------------  -------------  -------------
Net Income as reported           $   3,023,541  $   3,674,778  $   8,843,821  $   6,598,786
Compensation, net of tax effect        145,768        329,851        799,699        542,558
                                 -------------  -------------  -------------  -------------
Pro forma net income             $   2,877,773  $   3,344,927  $   8,044,122  $   6,056,228
                                 =============  =============  =============  =============
Net income per share
As reported - Basic              $        0.48  $        0.63  $        1.43  $        1.15
As reported - Diluted            $        0.46  $        0.60  $        1.53  $        1.08
Pro forma - Basic                $        0.45  $        0.58  $        1.30  $        1.06
Pro forma - Diluted              $        0.43  $        0.55  $        1.23  $        0.99

      Additional stock option awards are anticipated in future years.

      The weighted average fair value for new options granted during the six months ending June 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2005          June 30, 2004
                               -------------          -------------
Dividend yield                 2.33% to 2.43%             2.24%
Expected volatility           61.76% to 96.76%           100.98%
Risk-free interest rate        3.34% to 3.86%         3.25% - 3.33%
Expected life (in years)        2.59 to 2.63               3.44

      Summary information about the Company's stock options outstanding at June 30, 2005:

                                                             Weighted Average        Weighted
                          Range of        Outstanding at      Contractual             Average          Exercisable at
                       Exercise Price     June 30, 2005     Periods in Years      Exercise Price      June 30, 2005
                       --------------     -------------     ----------------      --------------      -------------
1998 Plan                   $6.67            128,400             2.7                  $6.67              100,650
2001 Franchise Plan    $6.67 to $9.17         15,000            3.21                  $9.17               15,000
2002 Plan              $8.33 - $20.00        789,658            2.59                 $10.86              520,258

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

      The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group ("J. Giordano"), each entitle the holder to purchase 3/4 of one share of our Common Stock at an exercise price of $12.74 per whole share (as adjusted for the Company's three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 594,421. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance.

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

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The total number of shares issuable upon exercise of 2004 Warrants issued to the purchasers of the September 2004 Notes and to J. Giordano totaled 1,019,608. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the September 2004 Warrants had zero value at the date of issuance.

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

Quarterly payment due date         2005              2004
--------------------------         ----              ----
January 31,                        55,537           54,014
April 30,                              --           53,729
July 31,                               --           49,965
October 31,                            --           69,200
                                  -------          -------
Total common stock issued          55,537          226,908
                                  =======          =======


      As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date           2005
--------------------------           ----
January 31,                        103,870
April 30,                               --
July 31,                                --
October 31,                             --
                                   -------
Total common stock issued          103,870
                                   =======

      For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.7 million per payment are due quarterly for three years with the last installment due on July 31, 2006. The scheduled principal loan payments for the next three years are as follows:

         For the period
         --------------
Six months ending December 31, 2005      $ 1,250,000
Year ending December 31, 2006              1,875,000
                                         -----------
                       Total             $ 3,125,000
                                         ===========

                          21ST CENTURY HOLDING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due quarterly for three years with the last installment due on September 30, 2007. The scheduled principal loan payments for the next three years are as follows:

         For the period
         --------------
Six months ending December 31, 2005       $  2,083,334
Year ending December 31, 2006                4,166,668
Year ending December 31, 2007                4,166,664
                                          ------------
                       Total              $ 10,416,666
                                          ============

      The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Through our January 31, 2005 payment, we made our quarterly installment payments by issuing common stock. Our April 30, 2005 scheduled payment of principal and interest was made in cash, as was our next regularly scheduled payment due July 31, 2005.

(10)  DISCONTINUED OPERATIONS

      The Company completed the transaction contemplated by the Stock Purchase and Redemption Agreement dated January 3, 2005 with Express Tax Service, Inc. ("Express Tax"), Robert J. Kluba and Robert H. Taylor. The Company was the beneficial and record owner of 80% of the issued and outstanding stock of Express Tax, which in turn owned 100% of the issued and outstanding stock of EXPRESSTAX Franchise Corporation ("EXPRESSTAX"). Mr. Kluba was the President and a director of Express Tax and EXPRESSTAX, and the owner of the remaining 20% of the issued and outstanding stock of Express Tax. The sale of the assets closed on January 13, 2005 with an effective date of January 1, 2005.

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

OVERVIEW

      We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability insurance in Florida as an admitted carrier. American Vehicle is also authorized to underwrite homeowners' property and casualty insurance and commercial general liability insurance in Louisiana as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia and Kentucky as a surplus lines carrier and in Texas and Alabama as an admitted carrier. We anticipate that underwriting will begin in Kentucky and Alabama in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California and Virginia.

      During the six months ended June 30, 2005, 59.8%, 20.9%, 18.8% and 0.5% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2004, 62.0%, 24.1%, 12.4 % and 1.5% of the policies we underwrote were for homeowners' property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

                          21ST CENTURY HOLDING COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      We market and distribute our own and third-party insurers' products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

      Assurance MGA, a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies' net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of other companies' products through the Company's distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

                          21ST CENTURY HOLDING COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the determination of liability for unpaid losses and loss adjustment expenses ("LAE"). In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable, deferred income taxes, deferred acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. We periodically re-evaluate these significant factors and make adjustments where facts and circumstances dictate.


      Using the various complex actuarial methods and different underlying assumptions, our actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. We do not calculate a range of loss reserve estimates. Ranges are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due to the fact that ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.


      Among the numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves are the following:


      o Changes in the market and inflation rate for goods and services related to covered damages such as medical care and home repair costs,


      o Changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage,


      o Changes in the general attitude of juries in the determination of liability and damages,


      o     Legislative actions,


      o Changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements,


      o     Changes in our underwriting standards, and


      o     Any changes in our claim handling procedures.


      We establish and evaluate unpaid loss reserves using recognized standard statistical loss development methods and techniques. Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, jurisdiction of loss, reporting date and occurrence date, among other factors. A brief discussion of each component follows.


      Average reserve amounts are established for automobile claims prior to the development of an individual case reserve. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened.


      For other than automobile lines, claims adjusters generally establish individual claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.


      For unreported claims, incurred but not reported ("IBNR") reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits, long-term claimants from personal injury protection coverages or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established.

                          21ST CENTURY HOLDING COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NEW ACCOUNTING PRONOUNCEMENTS

      The material set forth in Item 1, Part I, "Financial Statements - Note 2 - Summary of Significant Accounting Policies and Practices" of this Form 10-Q is incorporated herein by reference.

RECENT EVENTS

      On June 7 and July 10, 2005 the Gulf Coast of Florida was affected by two storms, Hurricanes Arlene and Dennis. As of the date of this report, we have begun determining the extent of claims made and likely to be made under our homeowners' and mobile homeowners' policies in the affected areas. We expect claims from Hurricane Arlene to be insignificant. The claims from Hurricane Dennis are expected to be no more than three million dollars, net of reinsurance recoveries. State-wide, we have approximately three hundred claims in connection with Hurricane Dennis as of the date of this report.

                          21ST CENTURY HOLDING COMPANY
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ANALYSIS OF FINANCIAL CONDITION
AS OF JUNE 30, 2005 AS COMPARED TO DECEMBER 31, 2004

      As of June 30, 2005, our shareholders equity was $35.5 million compared to $25.0 million as of December 31, 2004. The increase in our shareholder's equity is primarily attributable to the changes discussed below.

      TOTAL INVESTMENTS

      Total Investments decreased $0.4 million, or 0.4%, to $84.0 million as of June 30, 2005, as compared to $84.4 million as of December 31, 2004. The modest decrease is associated with the settlement of hurricane related claims, net of reinsurance participation.

      Financial Accounting Standards ("SFAS") No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FAS 115 requires that these securities be classified in three categories and given specific accounting treatment as follows:


    Classification                        |     Accounting Treatment
                                          |
    Held-to-maturity (Fixed               |     Amortized cost
          maturities) Debt securities     |
          with the intent and ability     |     Fair  value, with unrealized
          to hold to maturity             |           holding gains and losses
                                          |           included in operations
    Trading securities (Corporate         |
          securities) Debt and equity     |
          securities bought and held      |     Fair  value, with unrealized
          primarily for sale in the       |           holding gains and losses
          near term                       |           excluded from earnings and
                                          |           reported as a separate
    Available-for-sale (Equity            |           component of shareholders'
          securities) Debt and equity     |           equity, namely "Other
          securities not classified as    |           Comprehensive Income"
          held-to-maturity or trading     |
          securities                      |

                          21ST CENTURY HOLDING COMPANY

      Below is a summary of unrealized gains and (losses) at June 30, 2005 and December 31, 2004 by category.

                                                  Unrealized Gains and (Losses)
                                                -------------------------------
                                                   June 30,       December 31,
                                                     2005             2004
                                                --------------   --------------
Fixed maturities:
   U.S. government obligations and agencies     $     (236,349)  $     (582,310)
   Obligations of states and political
    subdivisions                                       (34,476)          (4,501)
                                                --------------   --------------
                                                      (270,825)        (586,811)
                                                --------------   --------------

Corporate securities:
   Communications                                       13,673           23,299
   Financial                                           (97,043)         (11,220)
   Other                                                 6,910           64,377
                                                --------------   --------------
                                                       (76,460)          76,456
                                                --------------   --------------

Equity securities:
   Preferred stocks                                         --               --
   Common stocks                                      (754,218)        (312,410)
                                                --------------   --------------
                                                      (754,218)        (312,410)
                                                --------------   --------------

Total unrealized gains and (losses)             $   (1,101,503)  $     (822,765)
                                                ==============   ==============

      For further detail, see "Liquidity and Capital Resources," below and "Quantitative and Qualitative Disclosure about Market Risk" under Item 3 below.

      PREPAID REINSURANCE PREMIUMS

      Prepaid reinsurance premiums decreased $5.5 million, or 100%, to $0 as of June 30, 2005, as compared to $5.5 million as of December 31, 2004. The decline is due to the amortization of prepaid reinsurance premiums associated with our homeowner's book of business, wherein the underlying policy term expired on June 30, 2005.

      PREMIUMS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES

      Premiums receivable, net of allowance for credit losses, increased $1.0 million, or 17.2%, to $7.0 million as of June 30, 2005, as compared to $6.0 million as of December 31, 2004. The largest component of the increase relates to our expanding commercial general liability insurance business for which premiums receivable increased $1.8 million, or 827%, to $2.0 million as of June 30, 2005, as compared to $.2 million as of December 31, 2004.

      DEFERRED ACQUISITION COSTS

      Deferred acquisition costs increased $1.6 million, or 24.2%, to $8.6 million as of June 30, 2005, as compared to $7.0 as of December 31, 2004. For the six months ending June 30, 2005, commission expense, were approximately $7.6 million and expenses connected with the writing of premiums such as salaries and premium taxes, net of policy fees, totaled approximately $1.0 million. Deferred policy acquisition costs, increased primarily due to a $1.5 million increase in deferred commission expenses and $0.1 million increase in deferred other costs. Contributing to the increased acquisition costs is the 2004 sale of our captive agencies, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

      INCOME TAXES RECOVERABLE

      Income taxes recoverable decreased $6.2 million, or 77.8%, to $1.8 million as of June 30, 2005, as compared to $7.9 million as of December 31, 2004. The decline is primarily due to the utilization of operating loss carry-forwards and current profitable operations.

                          21ST CENTURY HOLDING COMPANY

      UNPAID LOSSES AND LAE

      Unpaid losses and LAE decreased $20.6 million, or 44.1%, to $26.0 million as of June 30, 2005, as compared to $46.6 million as of December 31, 2004. The decline in unpaid losses and LAE relates to our payment patterns relative to the settling of hurricane related claims. Case reserves totaled $12.2 million and $31.2 million, and IBNR reserves totaled $13.8 million and $15.4 million as of June 30, 2005 and December 31, 2004, respectively.

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

      UNEARNED PREMIUMS

      Unearned premiums increased by $10.3 million, or 20.5%, to $60.4 million as of June 30, 2005, as compared to $50.1 million as of December 31, 2004. The increase was due to a $7.2 million increase in unearned homeowner's insurance premiums, a ($0.3) million decrease in unearned mobile-home insurance premiums, a $0.2 million increase in unearned automobile premiums, and a $3.2 million increase in unearned commercial general liability premiums. These changes reflect our continued growth along our homeowner's and commercial liability lines of business.

      BANK OVERDRAFT

      Bank overdraft increased by $3.7 million, or 25.0%, to $18.5 million as of June 30, 2005, as compared to $14.8 million as of December 31, 2004. Bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      GROSS PREMIUMS WRITTEN

      Gross premiums written decreased $0.4 million, or 1.4%, to $31.4 million for the three months ended June 30, 2005, as compared to $31.8 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

                                    Three months ended June 30,
                            ----------------------------------------------------
                                       2005                      2004
Automobile                  $ 3,829,250    12.21%       $ 3,489,678     10.97%
Homeowners'                  21,100,443    67.28%        24,044,220     75.59%
Commercial liability          6,370,408    20.31%         3,815,356     11.99%
Mobile home owners'              62,807     0.20%           460,791      1.45%
                            -----------   ------        -----------    ------
Gross written premiums      $31,362,908   100.00%       $31,810,045    100.00%
                            ===========   ======        ===========    ======

                          21ST CENTURY HOLDING COMPANY

As noted above, the Company's efforts to expand to lines of insurance products other than automobile insurance are coming to fruition.

      GROSS PREMIUMS CEDED

      Gross premiums ceded increased $3.0 million to a debit balance of ($2.0) million for the three months ended June 30, 2005, as compared to a credit balance of $1.0 million for the three months ended June 30, 2004. The change is associated with our increased homeowner's premium volume.

      The gross premiums ceded for the three months ended June 30, 2004 reflects a reclassification of $0.7 million of reinsurance costs that were previously classified as other operating and underwriting expenses.

      DECREASE IN PREPAID REINSURANCE PREMIUMS

      The decrease in prepaid reinsurance premiums was ($2.8) million for the three months ended June 30, 2005, as compared to ($2.3) million for the three months ended June 30, 2004. The increased charge against written premium is primarily associated with the cost of reinsurance in connection with our home owners' and mobile home owners' line of property and casualty insurance.

      (INCREASE) IN UNEARNED PREMIUMS

      The (increase) in unearned premiums was ($4.6) million as of June 30, 2005, as compared to ($12.8) million as of June 30, 2004. The (increase) in unearned premiums of ($4.6) million as of June 30, 2005 was due to a ($5.7) million (increase) in unearned homeowner's insurance premiums, a $0.2 million decrease in mobile home owner's insurance premiums, a $2.6 million decrease in unearned automobile premiums, and a ($1.7) million (increase) in unearned commercial liability premiums. These changes reflect our continued growth along our homeowner's and commercial liability lines of business. For further discussion, see "Unearned Premiums" above.

      NET INVESTMENT INCOME

      Net investment income increased by $0.1 million, or 17.7%, to $0.9 million for the three months ended June 30, 2005, as compared to $0.8 million for the same three-month period ended June 30, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a modest increase in overall yield to 4.44% for the three months ended June 30, 2005 as compared to a yield of 4.36% for the three months ending June 30, 2004.

      NET REALIZED INVESTMENT GAINS

      Net realized investment gains increased by $0.06 million, or 115% to $0.13 million for the three months ended June 30, 2005, as compared to $0.06 million for the three months ended June 30, 2004. The table below depicts the gains by investment category.

                          21ST CENTURY HOLDING COMPANY

                                                            Net Realized Gains (Losses)
                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                                2005          2004
                                                               --------      --------
Fixed maturities:
         U.S. government obligations and agencies              $     --      $ 27,464
         Obligations of states and political subdivisions            --           (16)
                                                               --------      --------
                                                                     --        27,448
                                                               --------      --------

Corporate securities:
         Other                                                   21,525            --
                                                               --------      --------
                                                                 21,525            --
                                                               --------      --------
Equity securities:
         Preferred stocks                                            --
         Common stocks                                          103,985        31,060
                                                               --------      --------
                                                                103,985        31,060
                                                               --------      --------

Total net realized gains                                       $125,510      $ 58,508
                                                               ========      ========

      LOSS AND LAE

      Loss and LAE increased by $4.7 million, or 61.6%, to $12.3 million for the three months ended June 30, 2005, as compared to $7.6 million as of June 30, 2004. The increase is due, in part, to a charge to the second quarter 2005 earnings of $5.2 million, net of reinsurance recoveries of $12.7 million, stemming from the four hurricanes that occurred in August and September of 2004 that was partially offset by the impact of the improved automobile loss experience. Management continues to revise our estimates of the ultimate financial impact of these storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

      The table below reflects a charge to the second quarter 2005 earnings of $5.2 million, net of reinsurance recoveries of $12.7 million, stemming from the four hurricanes that occurred in August and September of 2004.

                                                   Gross    Reinsurance     Net
Hurricane                                         Losses    Recoveries    Losses
---------                                         ------    ----------    ------
                                                           (in millions)
Charley (August 13)                                $ 6.2       $ 6.2       $  --
Frances (September 3)                                6.5         6.5          --
Ivan (September 14)                                  3.6          --         3.6
Jeanne (September 25)                                1.6          --         1.6
                                                   -----       -----       -----
Total Loss Estimate                                $17.9       $12.7       $ 5.2
                                                   =====       =====       =====

      Our loss ratio, as determined in accordance with GAAP, for the three-month period ended June 30, 2005 was 56.23% compared with 46.91% for the same period in 2004. The table below reflects the loss ratios by product line.

                          21ST CENTURY HOLDING COMPANY

                                                   Three months ended June 30,
                                                   ---------------------------
                                                    2005                  2004
                                                  -------               -------
Automobile                                        72.85%                79.05%
Homeowners'                                       61.57%                28.02%
Commercial liability                              20.79%                25.45%
All lines                                         56.23%                46.91%

      Losses and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the "Homeowners" and the "All Lines" increase in loss ratios primarily to the development incurred in connection with our adverse experience associated with the four hurricanes that occurred in August and September of 2004.

      For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

      SALARIES AND WAGES

      Salaries and wages increased $0.3 million, or 17.5%, to $1.6 million for the three months ended June 30, 2005, as compared to $1.3 million for the three months ended June 30, 2004. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

      DEFERRED POLICY ACQUISITION COSTS, NET OF AMORTIZATION

      Amortization of deferred policy acquisition costs increased by $1.5 million, or 91.5%, to $3.2 million for the three months ended June 30, 2005, as compared to $1.7 million as of June 30, 2004. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      The increase in amortization of deferred policy acquisition costs is primarily attributable to the sale of our captive agencies in December of 2004, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

      PROVISION FOR INCOME TAX EXPENSE

      The provision for income tax expense decreased by $.2 million, or 7.2%, to $1.9 million for the three months ended June 30, 2005, as compared to $2.1 million for the three months ended June 30, 2004. The effective rate for income tax expense is 38.9% for the three months ended June 30, 2005, as compared to 36.13% for the same three-month period in 2004. The decrease in the estimated income tax provision is primarily associated with the modest decrease in pre-tax income.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      GROSS PREMIUMS WRITTEN

      Gross premiums written increased $11.8 million, or 23.8%, to $61.5 million for the six months ended June 30, 2005, as compared to $49.6 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

                          21ST CENTURY HOLDING COMPANY

                                        Six months ended June 30,
                              ----------------------------------------------
                                       2005                   2004
                                       ----                   ----
Automobile                    $12,847,495     20.90%    $11,778,327    23.73%
Homeowners'                    36,758,679     59.82%     30,567,544    61.60%
Commercial liability           11,526,170     18.75%      6,373,915    12.84%
Mobile home owners'               327,608      0.53%        907,985     1.83%
                              -----------  --------     -----------  -------
Gross written premiums        $61,459,952    100.00%    $49,627,771   100.00%
                              ===========  ========     ===========  =======

      As noted above, the Company's efforts to expand Homeowners' and Commercial liability lines of insurance products are coming to fruition, while maintaining Automobile production subsequent to the sale of our captive agents and our intentional decline in the Mobile home market.

      GROSS PREMIUMS CEDED

      Gross premiums ceded increased $4.4 million, or 784.4%, to ($5.0) million for the six months ended June 30, 2005, as compared to ($0.6) million for the six months ended June 30, 2004. The change is associated with our increased homeowner's insurance premium volume.

      The gross premiums ceded for the six months ended June 30, 2004 reflects a reclassification of $1.5 million of reinsurance costs that were previously classified as other operating and underwriting expenses.

      DECREASE IN PREPAID REINSURANCE PREMIUMS

      The decrease in prepaid reinsurance premiums was $0.6 million, or 9.6%, to ($5.5) for the six months ended June 30, 2005, as compared to ($6.1) million for the six months ended June 30, 2004. The decreased charge against written premium is primarily associated with the cost of reinsurance in connection with our home owners' and mobile home owners' line of property and casualty insurance.

      (INCREASE) IN UNEARNED PREMIUMS

      The (increase) in unearned premiums was ($10.3) million as of June 30, 2005, as compared to ($14.5) million as of June 30, 2004. The increase was due to a $7.2 million increase in unearned homeowner's insurance premiums, a ($0.3) million decrease in unearned mobile-home insurance premiums, a $0.2 million increase in unearned automobile premiums, and a $3.2 million increase in unearned commercial general liability premiums. These changes reflect our continued growth along our homeowner's and commercial liability lines of business.

      NET INVESTMENT INCOME

      Net investment income increased by $0.5 million, or 38.5%, to $1.8 million for the six months ended June 30, 2005, as compared to $1.3 million for the same six-month period ended June 30, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a modest increase in overall yield to 4.28% for the six months ended June 30, 2005 as compared to a yield of 4.13% for the six months ending June 30, 2004.

      NET REALIZED INVESTMENT GAINS

      Net realized investment gains increased by $0.1 million, or 58.0% to $0.29 million for the six months ended June 30, 2005, as compared to $0.18 million for the six months ended June 30, 2004. The table below depicts the gains by investment category.

                          21ST CENTURY HOLDING COMPANY

                                                                Net Realized Gains (Losses)
                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    2005             2004
                                                                 ---------         ---------
Fixed maturities:
         U.S. government obligations and agencies                $(131,066)        $  62,513
         Obligations of states and political subdivisions              (43)             (116)
                                                                 ---------         ---------
                                                                  (131,109)           62,397
                                                                 ---------         ---------

Corporate securities:
         Financial                                                      --              (219)
         Other                                                      31,521                --
                                                                 ---------         ---------
                                                                    31,521              (219)
                                                                 ---------         ---------
Equity securities:
         Common stocks                                             384,621           118,249
                                                                 ---------         ---------
                                                                   384,621           118,249
                                                                 ---------         ---------

Total net realized gains                                         $ 285,033         $ 180,427
                                                                 =========         =========

      LOSS AND LAE

      Loss and LAE increased by $5.1 million, or 36.4%, to $19.2 million for the six months ended June 30, 2005, as compared to $14.1 million as of June 30, 2004. The increase is due primarily to a charge to current year earnings of $6.7 million, net of reinsurance recoveries of $23.0 million, stemming from the four hurricanes that occurred in August and September of 2004 that was partially offset by the impact of the improved automobile loss experience. Management continues to revise our estimates of the ultimate financial impact of these storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

      The table below reflects a charge to current year earnings of $6.7 million, net of reinsurance recoveries of $23.0 million, stemming from the four hurricanes that occurred in August and September of 2004.

                                               Gross      Reinsurance      Net
Hurricane                                     Losses      Recoveries     Losses
---------                                     ------      ----------     ------
                                                         (in millions)
Charley (August 13)                            $12.9         $12.9         $  --
Frances (September 3)                           10.1          10.1            --
Ivan (September 14)                              4.1            --           4.1
Jeanne (September 25)                            2.6            --           2.6
                                               -----         -----         -----
Total Loss Estimate                            $29.7         $23.0         $ 6.7
                                               =====         =====         =====

      Our loss ratio, as determined in accordance with GAAP, for the six-month period ended June 30, 2005 was 47.19% compared with 49.50% for the same period in 2004. The table below reflects the loss ratios by product line.

                          21ST CENTURY HOLDING COMPANY

                                                       Six months ended June 30,
                                                       -------------------------
                                                        2005              2004
                                                      -------           -------
Automobile                                              63.26%            81.76%
Homeowners'                                             47.07%            26.08%
Commercial liability                                    23.04%            22.80%
All lines                                               47.19%            49.50%

      Losses and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. We attribute the increased Homeowners' loss ratio primarily to the development incurred in connection with our adverse experience associated with the four hurricanes that occurred in August and September of 2004.

      For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

      SALARIES AND WAGES

      Salaries and wages increased $0.4 million, or 14.11%, to $3.2 million for the six months ended June 30, 2005, as compared to $2.8 million for the six months ended June 30, 2004. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

      INTEREST EXPENSE

      Interest expense increased by $0.4 million, or 82.0%, to $0.8 million for the six months ended June 30, 2005, as compared to $0.4 million for the six months ended June 30, 2004. The increase in interest expense is attributed to the September 30, 2004 "Notes".

      DEFERRED POLICY ACQUISITION COSTS, NET OF AMORTIZATION

      Amortization of deferred policy acquisition costs increased by $4.9 million, or 231.80%, to $7.0 million for the six months ended June 30, 2005, as compared to $2.1 million as of June 30, 2004. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      The increase in amortization of deferred policy acquisition costs is primarily attributable to the sale of our captive agencies in December of 2004, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

      PROVISION FOR INCOME TAX EXPENSE

      The provision for income tax expense increased by $1.0 million, or 27.8%, to $4.7 million for the six months ended June 30, 2005, as compared to $3.7 million for the six months ended June 30, 2004. The effective rate for income tax expense is 37.5% for the six months ended June 30, 2005, as compared to 36.5% for the same six-month period in 2004. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of capital during the six months ended June 30, 2005 were revenues generated from operations, including our investment income and net realized investment gains from our portfolios, sale of our interests in Express Tax and EXPRESSTAX, receipt of income taxes recoverable, and borrowings under the Revolving Agreement, as described below. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

      For the six months ended June 30, 2005 and 2004, operations generated net operating cash flow of $13.9 million and $7.3 million, respectively. During the six months ended June 30, 2005, gross cash flow from operations generated approximately $41.6 million, due to a $10.3 million increase in unearned premiums; a $6.2 million decrease in income taxes recoverable; a $5.5 million decrease in prepaid reinsurance premiums; a $3.3 million decrease in due from reinsurers, net; a $1.2 million increase in premium deposits; a $0.7 million decrease in deferred income tax expense; a $0.5 million increase in the provision for credit losses, net; $0.3 million of common stock issued for interest on debt; $0.2 million in net realized investment gains; $0.2 million in goodwill; a $0.5 million decrease in other assets; a $3.7 million increase in bank overdrafts; and $0.2 million in depreciation and amortization; all in conjunction with net income of $8.8 million.

                          21ST CENTURY HOLDING COMPANY

      Operations for the three months ended June 30, 2005 used $27.7 million of gross cash flow primarily due to a $20.5 million decrease in unpaid losses and LAE; a $0.9 million increase to finance contracts receivable; a $0.7 million increase in premiums receivable; $1.6 million in connection with our sale of discontinued operations; a $1.6 million decrease in accounts payable and accrued expenses; a $1.7 million increase to policy acquisition costs, net of amortization; a $0.4 million decrease to the provision for uncollectible premiums receivable; a $0.2 million decrease in the equity of the subsidiary sold; and $0.1 million in amortization of investment premiums, net.

      Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

      In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow provided by net investing activities was $1.7 million for the six months ended June 30, 2005, as we generated $31.7 million and used $31.6 million from the maturity several times over of our very short municipal portfolio, and generated $1.6 million in connection with our sale of discontinued operations.

      Net cash used for financing activities was $3.1 million for the six months ended June 30, 2005. The uses of cash for financing activities were primarily $1.0 million paid in dividends, $1.6 million used to reduce revolving credit outstanding, and $1.9 million used to reduce subordinated debt. Cash provided by financing activities includes $1.4 million from exercised stock options.

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

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. For the six months ended June 30, 2005, our effective interest rate was 9.39% as compared to 5.97% as of June 30, 2004.

      Outstanding borrowings under the Revolving Agreement as of June 30, 2005 were approximately $0.6 million. Outstanding borrowings as of December 31, 2004 were approximately $2.1. Outstanding borrowings in excess of the $2.0 million credit limits totaled $148,542 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of $156,095 for December 31 2004 that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the six months ended June 30, 2005 and June 30, 2004 totaled approximately $64,000 and $104,000, respectively.

                          21ST CENTURY HOLDING COMPANY

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

      Federated National's and American Vehicle's statutory capital surplus levels as of June 30, 2005 were approximately $13.4 million and $17.6 million, respectively, and their statutory net income for the six months ended June 30, 2005 were $5.0 million and $0.6 million, respectively.

      As of June 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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


ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", in our Annual Report on Form 10-K/A (Amendments No. 1 and No. 2) for the year ended December 31, 2004. No material changes have occurred in market risk since this information was disclosed except as discussed below.

      Our investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of June 30, 2005 follows:

                          21ST CENTURY HOLDING COMPANY

                                                                                                                  Unrealized
                                                                   Amortized Cost          Fair Value            Gain (Loss)
                                                                   --------------          ----------            -----------
Fixed maturities:
         U.S. government obligations and agencies           $53,620,259      63.00%   $53,383,910      63.55%    $  (236,349)
         Obligations of states and political subdivisions     7,772,606       9.13%     7,738,130       9.20%        (34,476)
                                                            -----------   --------    -----------    -------     -----------
                                                             61,392,865      72.13%    61,122,040      72.75%       (270,825)
                                                            -----------   --------    -----------    -------     -----------
Corporate securities:
         Communications                                         639,208       0.75%       652,881       0.78%         13,673
         Financial                                            4,040,813       4.75%     3,943,770       4.69%        (97,043)
         Other                                                3,960,471       4.65%     3,967,381       4.72%          6,910
                                                            -----------   --------    -----------    -------     -----------
                                                              8,640,492      10.15%     8,564,032      10.19%        (76,460)
                                                            -----------   --------    -----------    -------     -----------
Equity securities:
         Preferred stocks                                     5,650,000       6.64%     5,650,000       6.73%             --
         Common stocks                                        9,434,053      11.08%     8,679,835      10.33%       (754,218)
                                                            -----------   --------    -----------    -------     -----------
                                                             15,084,053      17.72%    14,329,835      17.06%       (754,218)
                                                            -----------   --------    -----------    -------     -----------

Total fixed, corporate and equity securities                $85,117,410     100.00%   $84,015,907     100.00%    $(1,101,503)
                                                            ===========   ========    ===========    =======     ===========

      As of June 30, 2005, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

ITEM 4

CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be included in our periodic SEC reports is made known to them in a timely manner. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

      CHANGES IN INTERNAL CONTROLS.

      There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. For a description of all legal proceedings, please see Note 4 to the Consolidated Financial Statements included under Part 1, Item 1 of this Report.

                          21ST CENTURY HOLDING COMPANY

ITEM 5

OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

      Effective as of August 9, 2005 the Company's Independent Directors Committee (the "Committee") executed a written consent amending the compensation of Richard A. Widdicombe, the Company's Chief Executive Officer. Mr. Widdicombe's compensation is contained in this employment agreement with the Company dated June 10, 2003. The amendment increases Mr. Widdicombe's base salary on an annual basis to $156,000 per year compared to $137,800 per year, effective as of August 9, 2005. The Committee has also authorized an annual bonus payment to be made to Mr. Widdicombe based on the Company's performance. The criteria for determination of the bonus payable to Mr. Widdicombe shall be based upon the Company's yearend financial statements. Upon determination that the Company has met its projected earnings per share, Mr. Widdicombe shall receive a bonus of $25,000. Mr. Widdicombe shall receive an additional $50,000 if the Company's yearend earnings are determined to exceed the projection by at lease 20% per share. Any such bonus payment will be payable through the Company's payroll and subject to applicable withholding and other taxes.

OTHER EVENTS

      Effective March 1, 2005, Federated National sold its interest in the Lauderdale Lakes property to the Company at the property's net-book value of approximately $2.9 million.

                          21ST CENTURY HOLDING COMPANY

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

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                          21ST CENTURY HOLDING COMPANY

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              21ST CENTURY HOLDING COMPANY


                              By:  /s/ Richard A. Widdicombe
                                  ------------------------------------------
                                   Richard A. Widdicombe,
                                   Chief Executive Officer


                                   /s/ James G. Jennings, III
                                  ------------------------------------------
                                   James G. Jennings III
                                   Chief Financial Officer

Date: August 15, 2005