Form 10-Q
period 2005-09-30
21ST CENTURY HOLDING CO
filed 2005-11-15
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR

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

                                  954-581-9993
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

  Common Stock, $.01 par value - 6,399,816 outstanding as of November 11, 2005.

                          21ST CENTURY HOLDING COMPANY

                                      INDEX

PART I: FINANCIAL INFORMATION                                          PAGE

ITEM 1

Financial Statements (Unaudited)

Consolidated Balance Sheets
    as of September 30, 2005
    and December 31, 2004............................................... 4

Consolidated Statements of Operations
    for the nine months ended September 30, 2005
    and 2004............................................................ 5

Consolidated Cash Flow Statements
    for the nine months ended September 30, 2005
    and 2004............................................................ 6

Notes to Consolidated Financial Statements.............................. 8

ITEM 2

Management's Discussion and Analysis
    of Financial Condition and Results of Operations.................... 20

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk.............. 35

ITEM 4

Controls and Procedures ................................................ 35

PART II: OTHER INFORMATION

ITEM 1

Legal Proceedings....................................................... 37

ITEM 4

Submission of Matters to a Vote of Security Holders..................... 37

ITEM 5

Entry into Material Definitive Agreements............................... 38

ITEM 6

Exhibits ............................................................... 39

Signatures.............................................................. 40

Exhibits

      Exhibit 31.1 Certification of Chief Executive Officer Pursuant
      to Section 302 of the SARBANES-OXLEY Act.......................... 41

      Exhibit 31.2 Certification of Chief Financial Officer
      Pursuant to Section 302 of the SARBANES-OXLEY Act................. 42

      Exhibit 32.1 Certification of Chief Executive Officer Pursuant
      to Section 906 of the SARBANES-OXLEY Act.......................... 43

      Exhibit 32.2 Certification of Chief Financial Officer Pursuant
      to Section 906 of the SARBANES-OXLEY Act.......................... 44

PART I: FINANCIAL INFORMATION
ITEM 1

                          21ST CENTURY HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2005    December 31, 2004
                                                             ------------------    -----------------
                                     ASSETS

Investments
  Fixed maturities, available for sale, at fair value        $       76,886,274    $      69,587,030
  Equity securities                                                  16,899,476           14,795,143
                                                             ------------------    -----------------
    Total investments                                                93,785,750           84,382,173
                                                             ------------------    -----------------

Cash and cash equivalents                                             1,465,466            6,127,706
Receivable for investments sold                                       1,450,000                   --
Finance contracts, net of allowance for credit losses of
  $433,356 in 2005 and $475,788 in 2004, and net of
  unearned finance charges of $383,210 in 2005 and
  $453,487 in 2004                                                    7,570,143            8,289,356
Prepaid reinsurance premiums                                             72,746            5,510,379
Premiums receivable, net of allowance for credit losses of
  $81,979 and $541,851, respectively                                  6,186,474            6,024,913
Reinsurance recoverable, net                                         20,702,811           25,488,956
Deferred policy acquisition costs                                     8,507,210            6,957,168
Income taxes recoverable                                                859,174            7,915,424
Deferred income taxes                                                 3,068,170            3,656,076
Property, plant and equipment, net                                    3,967,353            4,272,733
Goodwill, net                                                                --              153,546
Other assets                                                          6,189,294            4,822,942
                                                             ------------------    -----------------
         Total assets                                        $      153,824,591    $     163,601,372
                                                             ==================    =================

             LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE                                        $       36,128,129    $      46,570,679
Unearned premiums                                                    57,961,219           50,152,711
Premiums deposits                                                     1,947,560            1,871,683
Revolving credit outstanding                                             78,104            2,148,542
Bank overdraft                                                        3,283,046           14,832,698
Funds held under reinsurance treaties                                 1,568,872                   --
Subordinated debt                                                    11,875,000           16,875,000
Deferred income from sale of agency operations                        2,028,450            2,500,000
Accounts payable and accrued expenses                                 2,531,671            3,673,324
                                                             ------------------    -----------------
         Total liabilities                                          117,402,051          138,624,637
                                                             ------------------    -----------------
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.01 par value. Authorized 37,500,000
    shares; issued 7,090,565 and 6,744,791 shares,
    respectively; Outstanding 6,393,716 and
    6,047,942, respectively                                              70,906               67,448
  Additional paid-in capital                                         29,556,539           26,310,147
  Accumulated other comprehensive (deficit)                          (1,223,763)            (504,972)
  Retained earnings                                                   9,798,503              883,757
  Treasury stock, 696,849 shares, at cost                            (1,779,645)          (1,779,645)
                                                             ------------------    -----------------
    Total shareholders' equity                                       36,422,540           24,976,735
                                                             ------------------    -----------------
    Total liabilities and shareholders' equity               $      153,824,591    $     163,601,372
                                                             ==================    =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                        ------------------------------    ------------------------------
                                                        September 30,    September 30,    September 30,    September 30,
                                                             2005             2004             2005             2004
                                                        -------------    -------------    -------------    -------------
Revenue:
  Gross premiums written                                $  25,355,235    $  24,301,800    $  86,815,187    $  73,929,571
  Gross premiums ceded                                     (7,188,343)      (3,525,315)     (12,142,786)      (5,549,725)
                                                        -------------    -------------    -------------    -------------

    Net premiums written                                   18,166,892       20,776,485       74,672,401       68,379,846
                                                        -------------    -------------    -------------    -------------

  Increase (Decrease) in prepaid reinsurance premiums          72,745          760,823       (5,437,633)      (5,334,921)
  Decrease (Increase) in unearned premiums                  2,462,575          156,954       (7,808,508)     (14,342,263)
                                                        -------------    -------------    -------------    -------------

    Net change in prepaid reinsurance premiums
      and unearned premiums                                 2,535,320          917,777      (13,246,141)     (19,677,184)
                                                        -------------    -------------    -------------    -------------

    Net premiums earned                                    20,702,212       21,694,262       61,426,260       48,702,662
  Finance revenue                                             807,778          784,584        2,849,989        2,824,568
  Managing general agent fees                                 558,883          501,225        1,811,576        1,488,405
  Net investment income                                       972,302          839,641        2,776,098        2,141,686
  Net realized investment gains                                    --           80,959          285,033          261,386
  Other income                                                614,393          148,595        1,018,774          539,300
                                                        -------------    -------------    -------------    -------------
    Total revenue                                          23,655,568       24,049,266       70,167,730       55,958,007
                                                        -------------    -------------    -------------    -------------

Expenses:
  Loss and LAE                                             13,275,690       42,292,556       32,494,462       56,385,548
  Operating and underwriting expenses                       1,607,749        3,363,823        5,396,561        5,816,459
  Salaries and wages                                        1,600,716        1,623,134        4,759,417        4,391,306
  Interest expense                                            313,962          186,902        1,123,893          631,824
  Policy acquisition costs, net of amortization             3,920,679        2,521,738       10,968,721        4,645,906
                                                        -------------    -------------    -------------    -------------

    Total expenses                                         20,718,796       49,988,154       54,743,054       71,871,043

Income (loss) from continuing operations before
  provision (benefit) for income tax expense                2,936,772      (25,938,887)      15,424,676      (15,913,036)
Provision (benefit) for income tax expense                  1,084,054       (9,337,258)       5,762,741       (5,677,392)
                                                        -------------    -------------    -------------    -------------
    Net income (loss) from continuing operations            1,852,718      (16,601,629)       9,661,935      (10,235,644)

Discontinued operations:
  Income (loss) from discontinued operations
    (including gain on disposal of $1,630,000
    and $0, respectively)                                          --         (540,496)       1,630,000         (173,857)
  Provision (benefit) for income tax expense                       --         (195,867)         595,396          (62,028)
                                                        -------------    -------------    -------------    -------------
    Income (loss) from discontinued operations                     --         (344,629)       1,034,604         (111,829)
                                                        -------------    -------------    -------------    -------------

    Net income (loss)                                   $   1,852,718    $ (16,946,258)   $  10,696,539    $ (10,347,473)
                                                        =============    =============    =============    =============

Basic net income (loss) per share from
  continuing operations                                 $        0.29    $       (2.80)   $        1.56    $       (1.77)
                                                        =============    =============    =============    =============

Basic net income (loss) per share from
  discontinued operations                               $          --    $       (0.06)   $        0.17    $       (0.02)
                                                        =============    =============    =============    =============

Basic net income (loss) per share                       $        0.29    $       (2.86)   $        1.73    $       (1.79)
                                                        =============    =============    =============    =============

Fully diluted net income (loss) per share from
  continuing operations                                 $        0.28    $       (2.80)   $        1.48    $       (1.77)
                                                        =============    =============    =============    =============

Fully diluted net income (loss) per share from
discontinued operations                                 $          --    $       (0.06)   $        0.16    $       (0.02)
                                                        =============    =============    =============    =============

Fully diluted net income (loss) per share               $        0.28    $       (2.86)   $        1.64    $       (1.79)
                                                        =============    =============    =============    =============

Weighted average number of common shares
  outstanding                                               6,384,386        5,925,952        6,189,040        5,786,803
                                                        =============    =============    =============    =============
Weighted average number of common shares
  outstanding (assuming dilution)                           6,589,257        6,279,826        6,533,575        6,248,663
                                                        =============    =============    =============    =============

Dividends declared per share                            $        0.08    $        0.08    $        0.24    $        0.24
                                                        =============    =============    =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          21ST CENTURY HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine months ended September 30,
                                                                                                 2005            2004
                                                                                             ------------    ------------
Cash flow from operating activities:
  Net income (loss)                                                                          $ 10,696,539    $(10,347,473)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization of investment (discount) premium, net                                           (167,113)        134,507
    Depreciation and amortization of property plant and equipment, net                            345,868         355,217
    Gain from sale of discontinued operations                                                  (1,630,000)             --
    Net realized investment gains                                                                 339,267          80,959
    Common Stock issued for interest on Notes                                                     315,625         281,250
    Provision for credit losses, net                                                              455,699         707,051
    (Recovery) of provision for uncollectible premiums receivable                                (366,824)        (66,824)
    Recognition of deferred income from sale of franchises                                             --        (131,647)
    Sale of equity in subsidiary                                                                 (255,079)             --
  Changes in operating assets and liabilities:
    Premiums receivable                                                                           205,263       1,551,468
    Prepaid reinsurance premiums                                                                5,437,633       5,334,921
    Due from reinsurers, net                                                                    4,786,145     (23,463,843)
    Income taxes recoverable                                                                    7,056,250      (6,377,438)
    Deferred income tax expense                                                                   587,906      (1,351,182)
    Policy acquisition costs, net of amortization                                              (1,550,042)     (5,275,089)
    Goodwill                                                                                      153,546              --
    Finance contracts receivable                                                                  263,514       1,349,872
    Other assets                                                                               (1,842,798)        517,935
    Unpaid losses and loss adjustment expenses                                                (10,442,550)     52,083,422
    Unearned premiums                                                                           7,808,508      14,342,263
    Premium deposits                                                                               75,877       1,903,918
    Funds held under reinsurance treaties                                                       1,568,872       9,108,429
    Bank overdraft                                                                            (11,549,652)             --
    Accounts payable and accrued expenses                                                      (1,141,653)         80,750
                                                                                             ------------    ------------
Net cash provided by operating activities                                                      11,150,801      40,818,466
                                                                                             ------------    ------------

Cash flow (used in) investing activities:
  Proceeds from sale of investment securities available for sale                               59,047,951      45,474,173
  Purchases of investment securities available for sale                                       (69,288,240)    (88,685,210)
  Receivable (Payable) for investments sold (purchased)                                        (1,450,000)      1,993,689
  Collection of mortgage loans                                                                         --         137,571
  Purchases of property and equipment                                                            (148,954)       (146,012)
  Proceeds from sale of discontinued operations                                                 1,630,000              --
  Proceeds from sale of assets                                                                     59,128              --
                                                                                             ------------    ------------
Net cash (used in) investing activities                                                       (10,150,115)    (41,225,789)
                                                                                             ------------    ------------

Cash flow (used in) provided by financing activities:
  Subordinated debt                                                                            (3,764,584)     12,500,000
  Exercised stock options                                                                       1,698,809       2,722,562
  Dividends paid                                                                               (1,526,713)     (1,417,784)
  Purchases of treasury stock                                                                          --          (2,197)
  Revolving credit outstanding                                                                 (2,070,438)     (2,817,265)
                                                                                             ------------    ------------

Net cash (used in) provided by financing activities                                            (5,662,926)     10,985,316
                                                                                             ------------    ------------
Net (decrease) increase in cash and cash equivalents                                           (4,662,240)     10,577,993
Cash and cash equivalents at beginning of period                                                6,127,706       6,770,169
                                                                                             ------------    ------------
Cash and cash equivalents at end of period                                                   $  1,465,466    $ 17,348,162
                                                                                             ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            21ST CENTURY HOLDING COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                            Nine months ended September 30,
(continued)                                                                                      2005            2004
                                                                                             ------------    ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                              $       499,855    $    160,148
                                                                                             ============    ============
    Income taxes                                                                          $            --    $  2,095,000
                                                                                             ============    ============
  Non-cash investing and finance activities:
    Accrued dividends payable                                                             $       448,195    $    438,720
                                                                                             ============    ============
    Retirement of subordinated debt by Common Stock issuance                              $     1,666,667    $  1,875,000
                                                                                             ============    ============
    Stock issued to pay interest on subordinated debt                                     $       315,625    $    281,250
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

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. We anticipate that underwriting will begin in Kentucky, Alabama and Virginia in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on-going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California, South Carolina and Arkansas.

      During the nine months ended September 30, 2005, 61.0%, 19.6%, 19.0% and 0.4% of the premium we underwrote were for homeowners' property and casualty insurance, commercial general liability insurance, personal automobile insurance, and mobile home property and casualty insurance, respectively. During the nine months ended September 30, 2004, 63.8%, 13.2%, 21.4% and 1.6% of the premium we underwrote were for homeowners' property and casualty insurance, commercial general liability insurance, personal automobile insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. ("Superior"). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. ("Federated Premium").

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

                                       For the three months               For the nine months
                                        ended September 30,               ended September 30,
                                  ------------------------------    -------------------------------
                                       2005            2004              2005             2004
                                  -------------   --------------    --------------   --------------
Net Income as reported            $   1,852,718   $  (16,946,258)   $   10,696,539   $  (10,347,473)
Compensation, net of tax effect         132,308        6,171,950           932,007        6,714,508
                                  -------------   --------------    --------------   --------------
Pro forma net income              $   1,720,410   $  (23,118,208)   $    9,764,532   $  (17,061,981)
                                  =============   ==============    ==============   ==============

Net income per share
As reported - Basic               $        0.29   $        (2.86)   $         1.73   $        (1.79)
As reported - Diluted             $        0.28   $        (2.86)   $         1.64   $        (1.79)
Pro forma - Basic                 $        0.27   $        (3.90)   $         1.58   $        (2.95)
Pro forma - Diluted               $        0.26   $        (3.90)   $         1.49   $        (2.95)

Additional stock option awards are anticipated in future years.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      The weighted average fair value for new options granted during the nine months ending September 30, 2005, estimated on the date of grant was $18.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                           September 30, 2005   September 30, 2004
                           ------------------   ------------------
Dividend yield               2.33% to 2.43%       2.24% to 3.19%
Expected volatility         49.85% to 96.76%    99.65% to 103.20%
Risk-free interest rate      3.34% to 4.17%       2.13% to 3.60%
Expected life (in years)      2.56 to 2.63         3.00 to 3.60


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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 8.22% and 7.45% for the nine months ended September 30, 2005 and 2004, respectively.

      Outstanding borrowings under the Revolving Agreement as of September 30, 2005 were approximately $0.08 million. Outstanding borrowings as of December 31, 2004 were approximately $2.1. Outstanding borrowings in excess of the $2.0 million credit limits totaled $148,542 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of $156,095 for December 31, 2004 that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the nine months ended September 30, 2005 and September 30, 2004 totaled approximately $69,000 and $150,000, respectively.

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

      In 2000 and 2001 respectively, two class action lawsuits were filed against an unaffiliated insurance company for which our subsidiary, Assurance MGA, was the managing general agent. These lawsuits were seeking compensatory damages in an undisclosed amount based on allegations of unfair practices involving the computation of interest due the policyholder in connection with automobile premium refunds. The unaffiliated company has contested these lawsuits over the last several years. Negotiations relative to this matter have been ongoing and in July 2005 the parties reached an agreement wherein we have paid $240,000 to resolve the underlying actions in these suits subject to our contractual duties with respect to the unaffiliated company. We believe that we will be successful in our efforts to enjoin others to participate in this settlement; however we are unable to quantify the participation of others at this time. Accordingly, we charged against second quarter 2005 earnings $240,000 for this action.

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens Property Insurance Corporation "Citizens" determined a 2004 plan year deficit existed in the High Risk Account. The Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, the Board certified for a Regular Assessment. Federated National's participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.6 million. Pursuant to
Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.6 million to our reinsurers.

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

(5) COMPREHENSIVE INCOME

      For the three and nine months ended September 30, 2005 and 2004, comprehensive income consisted of the following:

                                                  Three months                    Nine months
                                               ended September 30,            ended September 30,
                                           ---------------------------    ---------------------------
                                               2005           2004            2005           2004
                                           -----------    ------------    -----------    ------------
Net income                                 $ 1,852,718    $(16,946,258)   $ 10,696,539   $(10,347,473)
Change in net unrealized gain (loss)
  on investments available for sale           (860,601)      1,772,140     (1,139,339)       (169,579)
                                           -----------    ------------    -----------    ------------

Comprehensive income, before tax               992,117     (15,174,118)     9,557,200     (10,517,052)
Income tax benefit (expense) related
  to items of other comprehensive income       321,308        (661,633)       433,672          69,036
                                           -----------    ------------    -----------    ------------
Comprehensive income                       $ 1,313,425    $(15,835,751)   $ 9,990,872    $(10,448,016)
                                           ===========    ============    ===========    ============


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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      Information regarding components of operations for the three and nine months ended September 30, 2005 and 2004 follows:

                                                       Three months                      Nine months
                                                     ended September 30,             ended September 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Total revenue
  Insurance segment                             $ 25,093,314    $ 29,895,089    $ 73,911,721    $ 63,733,337
  Financing segment                                  630,549         594,540       2,217,415       2,118,732
  All other segments                                 599,602         828,804       1,408,856       2,841,346
                                                ------------    ------------    ------------    ------------
    Total operating segments                      26,323,465      31,318,433      77,537,992      68,693,415
  Intercompany eliminations                       (2,608,647)     (2,208,240)     (7,311,012)     (6,210,254)
                                                ------------    ------------    ------------    ------------
    Total revenues                              $ 23,714,818    $ 29,110,193    $ 70,226,980    $ 62,483,161
                                                ------------    ------------    ------------    ------------

Earnings (loss) before income taxes
  Insurance segment                             $  2,502,165    $(26,233,910)   $ 16,210,870    $(16,876,549)
  Financing segment                                  452,470         213,266       1,027,920         800,027
  All other segments                                 (17,863)         81,757      (1,814,114)        163,486
                                                ------------    ------------    ------------    ------------
    Total earnings (loss) before income taxes   $  2,936,772    $(25,938,887)   $ 15,424,676    $(15,913,036)
                                                ============    ============    ============    ============

Information regarding total assets as of September 30, 2005 and December 31, 2004 follows:

                               September 30, 2005    December 31, 2004
                               ------------------    -----------------
Total assets
  Insurance segment            $      143,757,620    $     134,894,764
  Financing segment                     7,817,422            8,536,786
  All other segments                    6,165,309           15,460,463
                               ------------------    -----------------
    Total operating segments          157,740,351          158,892,013

  Intercompany eliminations            (3,915,760)           4,709,359
                               ------------------    -----------------
    Total assets               $      153,824,591    $     163,601,372
                               ==================    =================


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

      For the 2005-2006 hurricane season, the excess of loss treaties will insure us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and LAE. The treaties have a one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata to amount. In addition, we purchased from the private sector Reinstatement Premium Protection which will reimburse the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carries forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the Florida Hurricane Catastrophe Fund ("FHCF").

      In addition to the excess of loss reinsurance policies (described above), we continue to participate in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage begins after the Company's retention of $3.0 million and its excess of loss reinsures retention of approximately $43.0 million.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

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

      As a result of the loss and LAE incurred in connection with Hurricanes Dennis, Katrina and Rita, the Company expects Hurricane Katrina is the first reinsurable event, as illustrated in the accompanying table.

                            Gross    Reinsurance    Net
Hurricane                   Losses   Recoveries    Losses
-------------------------   ------   -----------   ------
                                (Dollars in Millions)
Dennis (July 10, 2005)      $  2.9   $        --   $  2.9
Katrina (August 25, 2005)     14.6          11.6      3.0
Rita (September 20, 2005)      0.1            --      0.1
                            ------   -----------   ------
Total Loss Estimate         $ 17.6   $      11.6   $  6.0
                            ======   ===========   ======


      For the 2004-2005 hurricane season, the excess of loss treaties insured us for $24 million, while the Company retained the first $10 million of loss and LAE. The treaties had a provision which, for a prepaid premium, insured us for another $24 million of loss and LAE for subsequent occurrences while the Company retained the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charley and Frances, the Company exhausted its recoveries of $48 million under the terms of these treaties.

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

                              Gross    Reinsurance    Net
Hurricane                     Losses   Recoveries    Losses
---------------------------   ------   -----------   ------
                                 (Dollars in Millions)
Charley (August 13, 2004)     $ 58.1   $      48.1   $ 10.0
Frances (September 3, 2004)     48.7          38.7     10.0
Ivan (September 14, 2004)       18.5            --     18.5
Jeanne (September 25, 2004)     12.4            --     12.4
                              ------   -----------   ------
Total Loss Estimate           $137.7   $      86.8   $ 50.9
                              ======   ===========   ======


      Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement reinsurance premium of $5.0 million that was amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

      In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. Federated National incurred significant losses relative to its homeowners' and mobile homeowners' insurance lines of business. Approximately 8,900 policyholders have filed hurricane-related claims totaling an estimated $138.0 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $50.9 million, net of reinsurance recoveries and amortized reinstatement premiums.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      The excess of loss treaties also insured us for an additional $34 million in excess of the Company's $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company.

      Reinsurance is ceded under separate contracts or "treaties" for the separate lines of business underwritten and terms of coverage. The Company collectively ceded $12.1 million and ($1.0) million in premiums written for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, respectively, we primarily reinsured Federated National's homeowners' insurance lines of business. The Company's reinsurance for homeowners' insurance is with several participants, all of which were AM Best rated "A" (Excellent) or better at the inception of our policies. Subsequent to the inception of our treaties, two of the participants have been downgraded by AM Best to "B" (Fair) or better. The Company does not anticipate credit quality issues to arise from the downgrading of these participants, and accordingly has not established a credit allowance.

      Our amount of reinsurance coverage was determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every "n" years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years.

      We are selective in choosing a reinsurer and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. Our current policy to engage only reinsurers that have an A.M. Best rating of "A" or better remains unchanged.

      During 2004 and through the date of this report, Federated National and American Vehicle have not reinsured any of its automobile insurance.

(8) STOCK COMPENSATION PLANS

      We implemented a stock option plan in November 1998 that provides for the granting of stock options to directors, officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 123,650 and 198,275 shares, respectively.

      In 2001, we implemented a franchisee stock option plan that provided for the granting of stock options to individuals purchasing Company owned agencies which were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations we do not anticipate additional options to be granted under this plan. As of September 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 15,000 shares.

      In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, and Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2005 and December 31, 2004, we had outstanding exercisable options to purchase 758,808 and 906,300 shares, respectively.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      Activity in the Company's stock option plans for the period from January 1, 2004 to September 30, 2005, is summarized below:

                                           1998 Plan          2001 Franchisee Plan         2002 Plan
                                    ----------------------   ---------------------   ---------------------
                                                 Weighted                Weighted                 Weighted
                                                  Average                 Average                 Average
                                                  Option                  Option                   Option
                                    Number of    Exercise    Number of   Exercise    Number of    Exercise
                                     Shares        Price      Shares       Price      Shares       Price
                                    ---------    ---------   ---------   ---------   ---------    --------
Outstanding at January 1, 2004        408,530    $    6.67      39,960   $    7.61     938,100    $   9.20
Granted                                    --                       --                 178,750    $  17.83
Exercised                            (193,755)   $    6.67     (24,960)  $    6.67    (136,300)   $   9.16
Cancelled                             (16,500)   $    6.67          --                 (74,250)   $  10.50
                                    ---------                ---------               ---------

Outstanding at December 31, 2004      198,275    $    6.67      15,000   $    9.17     906,300    $  10.80
Granted                                    --                       --                 125,000    $  10.58
Exercised                             (74,625)   $    6.67          --                (111,742)   $   9.22
Cancelled                                  --                       --                (160,750)   $  11.08
                                    ---------                ---------               ---------

Outstanding at September 30, 2005     123,650    $    6.67      15,000   $    9.17     758,808    $  10.94
                                    =========                =========               =========


      Options outstanding as of September 30, 2005 are exercisable as follows:

                                  1998 Plan          2001 Franchisee Plan        2002 Plan
                            ---------------------   ---------------------   --------------------
                                        Weighted                Weighted                Weighted
                                         Average                 Average                Average
                                         Option                  Option                  Option
                            Number of   Exercise    Number of   Exercise    Number of   Exercise
Options Exercisable at:      Shares       Price      Shares       Price      Shares      Price
                            ---------   ---------   ---------   ---------   ---------   --------
  September 30, 2005           95,900   $    6.67      15,000   $    6.67     491,908   $   9.22
  December 31, 2005                --                      --                   8,800   $   9.22
  December 31, 2006            27,750   $    6.67          --                  88,750   $   9.22
  December 31, 2007                --                      --                  88,750   $   9.22
  December 31, 2008                --                      --                  44,800   $   9.22
  December 31, 2009                --                      --                  32,800   $   9.22
  Thereafter                       --                      --                   3,000   $   9.22
                            ---------               ---------               ---------
Total options exercisible     123,650                  15,000                 758,808
                            =========               =========               =========


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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

                                       For the three months               For the nine months
                                        ended September 30,               ended September 30,
                                  ------------------------------    -------------------------------
                                       2005            2004              2005             2004
                                  -------------   --------------    --------------   --------------
Net Income as reported            $   1,852,718   $  (16,946,258)   $   10,696,539   $  (10,347,473)
Compensation, net of tax effect         132,308        6,171,950           932,007        6,714,508
                                  -------------   --------------    --------------   --------------
Pro forma net income              $   1,720,410   $  (23,118,208)   $    9,764,532   $  (17,061,981)
                                  =============   ==============    ==============   ==============
Net income per share
As reported - Basic               $        0.29   $        (2.86)   $         1.73   $        (1.79)
As reported - Diluted             $        0.28   $        (2.86)   $         1.64   $        (1.79)
Pro forma - Basic                 $        0.27   $        (3.90)   $         1.58   $        (2.95)
Pro forma - Diluted               $        0.26   $        (3.90)   $         1.49   $        (2.95)


      Additional stock option awards are anticipated in future years.

      The weighted average fair value for new options granted during the nine months ending September 30, 2005, estimated on the date of grant was $18.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options. The weighted average fair value of options granted during 2004 as estimated on the date of grant using the Black-Scholes option-pricing model was $6.13 to $18.26 in 2004. The fair value of options granted is estimated on the date of grant using the following assumptions:

                           September 30, 2005   September 30, 2004
                           ------------------   ------------------
Dividend yield               2.33% to 2.43%       2.24% to 3.19%
Expected volatility         49.85% to 96.76%    99.65% to 103.20%
Risk-free interest rate      3.34% to 4.17%       2.13% to 3.60%
Expected life (in years)      2.56 to 2.63         3.00 to 3.60


      Summary information about the Company's stock options outstanding at September 30, 2005:

                                                             Weighted Average      Weighted
                         Range of         Outstanding at       Contractual         Average         Exercisable at
                      Exercise Price    September 30, 2005   Periods in Years   Exercise Price   September 30, 2005
                      ---------------   ------------------   ----------------   --------------   ------------------
1998 Plan                       $6.67              123,650               2.69            $6.67               95,900
2001 Franchise Plan    $6.67 to $9.17               15,000               3.21            $9.17               15,000
2002 Plan              $8.33 - $20.00              758,808               2.56           $10.94              491,908


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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      During the third quarter of 2005, the Company purchased and intends to retire 300,000 shares of its' Warrants in connection with our July 2003 Notes. The Warrants were separately traded under the symbol TCHCW. The Company paid $0.80 per share for a total of $240,000.

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

Quarterly payment due date    2005      2004     2003
--------------------------   ------   -------   ------
January 31,                  55,537    54,014       --
April 30,                        --    53,729       --
July 31,                         --    49,965       --
October 31,                      --    69,200   61,792
                             ------   -------   ------
Total common stock issued    55,537   226,908   61,792
                             ======   =======   ======


      As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

Quarterly payment due date     2005
--------------------------   -------
January 31,                  103,870
April 30,                         --
July 31,                          --
October 31,                       --
                             -------
Total common stock issued    103,870
                             =======


      For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.6 million per payment are due quarterly for three years with the last installment due on July 31, 2006. The scheduled principal loan payments for the next two years are as follows:

For the period
-------------------------------------
Three months ending December 31, 2005   $  625,000
Year ending December 31, 2006            1,875,000
                                        ----------
    Total                               $2,500,000
                                        ==========


      For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.0 million per payment, are due quarterly for three years with the last installment due on September 30, 2007. The scheduled principal loan payments for the next three years are as follows:

For the period
-------------------------------------
Three months ending December 31, 2005   $1,041,667
Year ending December 31, 2006            4,166,667
Year ending December 31, 2007            4,166,666
                                        ----------
  Total                                 $9,375,000
                                        ==========


      The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Through our January 31, 2005 payment, we made our quarterly installment payments by issuing common stock. Our April 30, 2005 and July 31, 2005 scheduled payments of principal and interest were made in cash, as was our next regularly scheduled payment due October 31, 2005.

(10) DISCONTINUED OPERATIONS

      The Company completed the transaction contemplated by the Stock Purchase and Redemption Agreement dated January 3, 2005 with Express Tax Service, Inc. ("Express Tax"), Robert J. Kluba and Robert H. Taylor. The Company was the beneficial and record owner of 80% of the issued and outstanding stock of Express Tax, which in turn owned 100% of the issued and outstanding stock of EXPRESSTAX Franchise Corporation ("EXPRESSTAX"). Mr. Kluba was the President and a director of Express Tax and EXPRESSTAX, and the owner of the remaining 20% of the issued and outstanding stock of Express Tax. The sale of the stock closed on January 13, 2005 with an effective date of January 1, 2005.

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to losses from the seven hurricanes that occurred in the current fiscal year and fiscal 2004 and other estimates, assumption and projections contained in this 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

      Federated National is authorized to underwrite personal automobile insurance, homeowners' property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. We anticipate that underwriting will begin in Kentucky, Alabama and Virginia in the near future. American Vehicle operations in Florida, Georgia and Louisiana are on-going. American Vehicle operations in Texas, Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of California, South Carolina and Arkansas.

      During the nine months ended September 30, 2005, 61.0%, 19.6%, 19.0% and 0.4% of the premium we underwrote were for homeowners' property and casualty insurance, commercial general liability insurance, personal automobile insurance, and mobile home property and casualty insurance, respectively. During the nine months ended September 30, 2004, 63.8%, 13.2%, 21.4% and 1.6% of the premium we underwrote were for homeowners' property and casualty insurance, commercial general liability insurance, personal automobile insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

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

      For other than automobile lines, claims adjusters generally establish individual claim case loss and LAE reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.

      For unreported claims, incurred but not reported ("IBNR") reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits, long-term claimants from personal injury protection coverage or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established.

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

Recent Events

      Beginning in June and continuing through late October of 2005, Florida was once again affected by several hurricanes. Florida was the only state where Federated National had homeowner insurance policies in force. Significant efforts have been employed in order to determine the extent of claim frequency and severity for each hurricane as they relate to our in-force homeowners' policies in the affected areas. Estimations of ultimate gross losses have been formulated based upon computer modeling, provided by our reinsurers, that geographically maps the address of our risks to the storm paths and respective intensity.

      The table below is a summary of each storms projected effect on Federated National.

                            * Estimated   Gross    Reinsurance    Net
Hurricane                   Claim Count   Losses   Recoveries    Losses
-------------------------   -----------   ------   -----------   ------
                                      (Dollars in Millions)
Arlene (June 7, 2005)                --   $   --   $        --   $   --
Dennis (July 10, 2005)              325      2.9            --      2.9
Katrina (August 25, 2005)         2,100     14.6          11.6      3.0
Rita (September 20, 2005)            20      0.1            --      0.1
Wilma (October 24, 2005)          9,000     95.0          92.0      3.0

* As of this reporting date

      Based on projections from our reinsurers for the ultimate gross losses from Hurricanes Katrina and Wilma, we anticipate that our retention will be approximately $15.0 million with coverage that extends up to approximately $165.0 million for events beyond Hurricane Wilma; these limits are subject to change based on the ultimate costs of these storms.

      Effective as of November 10, 2005, Richard Widdicombe has agreed to resign as the Company's Chief Executive Officer and Director. Mr. Widdicombe is resigning for personal reasons and does not have any disagreements with the Company. Mr. Widdicombe and the Company intend to enter into a separation and release agreement, which will provide for Mr. Widdicombe to remain with the Company for another month to oversee the transition to the new Chief Executive Officer.

      Effective as of November 10, 2005, Edward Lawson, the Company's President and former Chief Executive Officer, will resume the position of Chief Executive Officer, as well as retaining his current duties.

Analysis of Financial Condition

As of September 30, 2005 as Compared to December 31, 2004

      As of September 30, 2005, our shareholders equity was $36.4 million compared to $25.0 million as of December 31, 2004. The increase in our shareholder's equity is primarily attributable to the changes discussed below.

      Total Investments

      Total Investments increased $9.4 million, or 11.1%, to $93.8 million as of September 30, 2005, as compared to $84.4 million as of December 31, 2004. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

                            21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Financial Accounting Standards ("SFAS") No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FAS 115 requires that these securities be classified in three categories and given specific accounting treatment as follows:

Classification                                  Accounting Treatment
--------------                                  --------------------
Held-to-maturity (Fixed maturities)             Amortized cost
  Debt securities with the intent and ability
  to hold to maturity

Trading securities (Corporate securities)       Fair value, with unrealized holding gains and losses included
  Debt and equity  securities  bought and       in operations
  held primarily for sale in the near term

Available-for-sale (Equity securities)          Fair  value,  with  unrealized   holding  gains  and  losses
  Debt and equity  securities not classified    excluded from earnings and reported as a separate  component
  as  held-to-maturity  or trading securities   of shareholders' equity, namely "Other Comprehensive Income"

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Below is a summary of unrealized gains and (losses) at September 30, 2005 and December 31, 2004 by category.

                                                           Unrealized Gains and (Losses)
                                                     ---------------------------------------
                                                     September 30, 2005    December 31, 2004
                                                     ------------------    -----------------
Fixed maturities:
  U.S. government obligations and agencies                    $(827,432)           $(582,309)
  Obligations of states and political subdivisions             (103,656)              (4,501)
                                                     ------------------    -----------------
                                                               (931,088)            (586,810)
                                                     ------------------    -----------------

Corporate securities:
  Communications                                                  9,353               23,299
  Financial                                                     (78,683)             (11,220)
  Other                                                         (14,471)              64,377
                                                     ------------------    -----------------
                                                                (83,801)              76,456
                                                     ------------------    -----------------

Equity securities:
  Preferred stocks                                                   --                   --
  Common stocks                                                (947,214)            (312,410)
                                                     ------------------    -----------------
                                                               (947,214)            (312,410)
                                                     ------------------    -----------------
Total unrealized gains and (losses)                         $(1,962,103)           $(822,764)
                                                     ==================    =================


      For further detail, see "Liquidity and Capital Resources," below and "Quantitative and Qualitative Disclosure about Market Risk" under Item 3 below.

      Prepaid Reinsurance Premiums

      Prepaid reinsurance premiums decreased $5.4 million, or 98.7%, to $01 million as of September 30, 2005, as compared to $5.5 million as of December 31, 2004. The decline is due to our payment patterns and the amortization of prepaid reinsurance premiums associated with our homeowners' book of business.

      Reinsurance Recoverable, net

      Reinsurance Recoverable, net decreased $4.8 million, or 18.8%, to $20.7 million as of September 30, 2005, as compared to $25.5 million as of December 31, 2004. The decrease is attributable to cash payments in connection with the settlement of loss and LAE as they relate to costs recoverable under our reinsurance agreements.

      Deferred Acquisition Costs

      Deferred acquisition costs increased $1.5 million, or 22.3%, to $8.5 million as of September 30, 2005, as compared to $7.0 as of December 31, 2004. Contributing to the increased acquisition costs is the 2004 sale of our captive agencies, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

      Income Taxes Recoverable

      Income taxes recoverable decreased $7.0 million, or 89.2%, to $0.9 million as of September 30, 2005, as compared to $7.9 million as of December 31, 2004. The decline is primarily due to the utilization of operating loss carry-forwards and current profitable operations.

      Other Assets

      Other assets increased $1.4 million, or 28.0%, to $6.2 million as of September 30, 2005, as compared to $4.8 million as of December 31, 2004. The increase is primarily due to Federated National's statutory approval to recoup the Citizens assessment by adding a surcharge to homeowner insurance policies in an amount limited to the assessment. For further discussion see Footnote (4) Commitments and Contingencies.

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Unpaid Losses and LAE

      Unpaid losses and LAE decreased $10.5 million, or 22.4%, to $36.1 million as of September 30, 2005, as compared to $46.6 million as of December 31, 2004. The decline in unpaid losses and LAE relates to our payment patterns relative to the settling of hurricane related claims. Case reserves totaled $17.5 million and $31.2 million, and IBNR reserves totaled $18.6 million and $15.4 million as of September 30, 2005 and December 31, 2004, respectively.

      Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as "case reserves" coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company's analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see "Loss and LAE" below.

      Unearned Premiums

      Unearned premiums increased by $7.8 million, or 15.6%, to $58.0 million as of September 30, 2005, as compared to $50.2 million as of December 31, 2004. The increase was due to a $6.9 million increase in unearned homeowner's insurance premiums, a ($0.4) million decrease in unearned mobile home insurance premiums, a ($2.4) million decrease in unearned automobile premiums, and a $3.7 million increase in unearned commercial general liability premiums. These changes reflect our continued growth along our homeowners' and commercial liability lines of business.

      Bank Overdraft

      Bank overdraft decreased by $11.5 million, or 77.9%, to $3.3 million as of September 30, 2005, as compared to $14.8 million as of December 31, 2004. Bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

      Gross Premiums Written

      Gross premiums written increased $1.1 million, or 4.3%, to $25.4 million for the three months ended September 30, 2005, as compared to $24.3 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

                              Three months ended September 30,
                         --------------------------------------------
                                 2005                    2004
                         --------------------    --------------------
Automobile               $ 3,628,316    14.31%   $ 4,045,748    16.64%
Homeowners'               16,219,886    63.97%    16,564,249    68.16%
Commercial liability       5,451,419    21.50%     3,389,017    13.95%
Mobile home owners'           55,614     0.22%       302,786     1.25%
                         -----------   ------    -----------   ------
Gross written premiums   $25,355,235   100.00%   $24,301,800   100.00%
                         ===========   ======    ===========   ======

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      The Company's efforts to expand its commercial liability line of insurance products is coming to fruition as reflected by increased premium sales of $5.5 million for the three months ended September 30, 2005 compared to $3.4 million for the same period in the prior year. Furthermore, these policies reflect an increased percentage of the Company's total gross premiums written, increasing to 21.5% of total premium sales in the three months ended September 30, 2005 compared to 14.0% in the same period of fiscal 2004.

      The Company's sale of auto insurance policies is relatively steady with premiums relatively constant at $3.6 million for the three months ended September 30, 2005 compared to $4.0 million in the same period of fiscal 2004, despite the sale of the Company's captive agents who handled most of the auto insurance policies. In 2004, the Company made a conscious decision to decrease its sale of mobile home policies and consequently, its sales of these policies have decreased to $0.06 million in the three months ended September 30, 2005, representing 0.22% of total premiums written.

      The Company's sale of homeowners' policies is relatively steady with premiums relatively constant at $16.2 million for the three months ended September 30, 2005 compared to $16.6 million in the same period of fiscal 2004. The modest decrease of $0.4 million in our homeowners' gross premium written is due primarily to the decrease in the number of insurable risks, offset by the Company's rate increase of 23.1% that was affected December 1, 2004.

      Gross Premiums Ceded

      Gross premiums ceded increased $3.6 million, or 103.9% to a debit balance of $7.2 million for the three months ended September 30, 2005, as compared to a credit balance of $1.5 million for the three months ended September 30, 2004. The change is associated with our increased homeowner's premium volume and our reinsurance costs.

      Increase in Prepaid Reinsurance Premiums

      The increase in prepaid reinsurance premiums was $.07 million for the three months ended September 30, 2005, as compared to $.80 million for the three months ended September 30, 2004. The increased charge against written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

      Decrease in Unearned Premiums

      The decrease in unearned premiums was $2.5 million as of September 30, 2005, as compared to $0.2 million as of September 30, 2004. The decrease in unearned premiums of $2.5 million as of September 30, 2005 was due to a $0.3 million decrease in unearned homeowners' insurance premiums, a $0.2 million decrease in mobile home owners' insurance premiums, a $2.5 million decrease in unearned automobile premiums, and a ($0.5) million (increase) in unearned commercial liability premiums. These changes reflect our continued growth along our homeowners' and commercial liability lines of business. For further discussion, see "Unearned Premiums" above.

      Net Investment Income

      Net investment income increased by $0.2 million, or 15.8%, to $1.0 million for the three months ended September 30, 2005, as compared to $0.8 million for the same three-month period ended September 30, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a modest increase in overall yield to 4.37% for the three months ended September 30, 2005 as compared to a yield of 3.99% for the three months ending September 30, 2004.

      Net Realized Investment Gains

      Net realized investment gains decreased by $0.08 million, or 100% to $0.0 million for the three months ended September 30, 2005, as compared to $0.08 million for the three months ended September 30, 2004. The table below depicts the gains by investment category.

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                                                          Net Realized
                                                         Gains (Losses)
                                                          Three Months
                                                      Ended September 30,
                                                     ----------------------
                                                        2005         2004
                                                     ---------    ---------
Fixed maturities:
  U.S. government obligations and agencies           $      --    $ (32,116)
  Obligations of states and political subdivisions          --      (10,450)
                                                     ---------    ---------
                                                            --      (42,566)
                                                     ---------    ---------

Corporate securities:
  Other                                                     --           --
                                                     ---------    ---------
                                                            --           --
                                                     ---------    ---------

Equity securities:
  Preferred stocks                                          --          (56)
  Common stocks                                             --      123,581
                                                     ---------    ---------
                                                            --      123,525
                                                     ---------    ---------

Total net realized gains                             $      --    $  80,959
                                                     =========    =========


      Loss and LAE

      Loss and LAE decreased by $29.0 million, or 68.6%, to $13.3 million for the three months ended September 30, 2005, as compared to $42.3 million as of September 30, 2004. The decrease is due primarily to the Company's reinsurance retention philosophy in connection with the frequency and severity stemming from the three hurricanes that occurred in July, August and September of 2005, and the four hurricanes that occurred in August and September of 2004 which were partially offset by the impact of the improved automobile loss experience due to management's efforts to migrate from predominately liability only policies to full-coverage type automobile policies. Management continues to revise our estimates of the ultimate financial impact of these storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

      The table below reflects a charge to the third quarter 2005 earnings of $6.0 million, net of reinsurance recoveries of $11.6 million, stemming from the three hurricanes that occurred in July, August and September of 2005.

                            Gross    Reinsurance    Net
Hurricane                   Losses   Recoveries    Losses
-------------------------   ------   -----------   ------
                                (Dollars in Millions)
Dennis (July 10, 2005)      $  2.9   $        --   $  2.9
Katrina (August 25, 2005)     14.6          11.6      3.0
Rita (September 20, 2005       0.1            --      0.1
                            ------   -----------   ------
Total Loss Estimate         $ 17.6   $      11.6   $  6.0
                            ======   ===========   ======


      The table below reflects a charge to the third quarter 2005 earnings of $0.7 million, net of reinsurance recoveries of $1.9 million, stemming from the four hurricanes that occurred in August and September of 2004.

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

                        Gross     Reinsurance    Net
Hurricane               Losses    Recoveries    Losses
---------------------   ------    -----------   ------
                             (Dollars in Millions)
Charley (August 13)     $  0.9    $       0.9   $   --
Frances (September 3)      1.0            1.0       --
Ivan (September 14)        0.7             --      0.7
Jeanne (September 25)     (0.0)            --     (0.0)
                        ------    -----------   ------
Total Loss Estimate     $  2.6    $       1.9   $  0.7
                        ======    ===========   ======


      Our loss ratio, as determined in accordance with GAAP, for the three-month period ended September 30, 2005 was 64.13% compared with 209.06% for the same period in 2004. The table below reflects the loss ratios by product line.

                      Three months ended
                         September 30,
                       ----------------
                        2005      2004
                       ------    ------
Automobile              54.90%   108.31%
Homeowners'             99.49%   308.04%
Commercial liability     6.83%     9.86%
All lines               64.13%   209.06%


      Losses and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses.
Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events

      For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

      Interest Expense

      Interest expense increased by $0.1 million, or 68.0%, to $0.3 million for the three months ended September 30, 2005, as compared to $0.2 million for the three months ended September 30, 2004. The increase in interest expense is attributed to the September 30, 2004 "Notes".

      Deferred Policy Acquisition Costs, Net of Amortization

      Amortization of deferred policy acquisition costs increased by $1.4 million, or 55.5%, to $3.9 million for the three months ended September 30, 2005, as compared to $2.5 million as of September 30, 2004. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

      The increase in amortization of deferred policy acquisition costs is primarily attributable to the sale of our captive agencies in December of 2004, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

      Provision (Benefit) for Income Tax Expense

      The provision for income tax expense increased by $10.4 million, to $1.1 million for the three months ended September 30, 2005, as compared to a ($9.3) million benefit for the three months ended September 30, 2004. The effective rate for income tax expense is 36.9% for the three months ended September 30, 2005, as compared to 36.0% for the same three-month period in 2004. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income from continuing operations.

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Results of Operations

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

      Gross Premiums Written

      Gross premiums written increased $12.9 million, or 17.4%, to $86.8 million for the nine months ended September 30, 2005, as compared to $73.9 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

                                Nine months ended September 30,
                         ---------------------------------------------
                                 2005                    2004
                         --------------------    ---------------------
Automobile               $16,475,811    18.97%   $15,824,075    21.40%
Homeowners'               52,978,565    61.03%    47,131,793    63.76%
Commercial liability      16,977,589    19.56%     9,762,932    13.20%
Mobile home owners'          383,222     0.44%     1,210,771     1.64%
                         -----------   ------    -----------   ------
Gross written premiums   $86,815,187   100.00%   $73,929,571   100.00%
                         ===========   ======    ===========   ======


      As noted above, the Company's efforts to expand commercial liability lines of insurance products are coming to fruition, while maintaining automobile production subsequent to the sale of our captive agents and our intentional decline in the mobile home market. Additionally, the $5.9 million increase in our homeowners' gross premium written is due to the Company's rate increase of 23.1% that was affected December 1, 2004, offset by the decrease in the number of those same risks, as evidenced by the $472, or 37.5%, increase in our average premium per policy to $1,730 as of September 30, 2005, compared to $1,258 as of September 30, 2004.

      Gross Premiums Ceded

      Gross premiums ceded increased $6.6 million, or 118.8% to $12.1 million for the nine months ended September 30, 2005, as compared to credit balance of $1.0 million for the nine months ended September 30, 2004. The change is associated with our increased homeowners' insurance premium volume and our reinsurance costs.

      (Decrease) in Prepaid Reinsurance Premiums

      The (decrease) in prepaid reinsurance premiums was ($5.4) million for the nine months ended September 30, 2005, as compared to ($5.3) million for the nine months ended September 30, 2004. The decreased charge against written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

      (Increase) in Unearned Premiums

      The (increase) in unearned premiums was ($7.8) million as of September 30, 2005, as compared to ($14.3) million as of September 30, 2004. The increase was due to a $6.9 million increase in unearned homeowners' insurance premiums, a ($0.4) million decrease in unearned mobile-home insurance premiums, a ($2.4) million decrease in unearned automobile premiums, and a $3.7 million increase in unearned commercial general liability premiums. These changes reflect our continued growth along our homeowners' and commercial liability lines of business.

      Net Investment Income

      Net investment income increased by $0.7 million, or 29.6%, to $2.8 million for the nine months ended September 30, 2005, as compared to $2.1 million for the same nine-month period ended September 30, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a comparatively flat overall yield of 3.12% for the nine months ended September 30, 2005 and 3.13% for the nine months ending September 30, 2004.

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Net Realized Investment Gains

       Net realized investment gains increased by $0.03 million, or 9.1% to $0.29 million for the nine months ended September 30, 2005, as compared to $0.26 million for the nine months ended September 30, 2004. The table below depicts the gains by investment category.

                                                           Net Realized
                                                          Gains (Losses)
                                                        Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                        2005         2004
                                                     ---------    ---------
Fixed maturities:
  U.S. government obligations and agencies           $(131,066)   $  30,397
  Obligations of states and political subdivisions         (43)     (10,566)
                                                     ---------    ---------
                                                      (131,109)      19,831
                                                     ---------    ---------
Corporate securities:
  Financial                                                 --         (219)
  Other                                                 31,521           --
                                                     ---------    ---------
                                                        31,521         (219)
                                                     ---------    ---------
Equity securities:
  Preferred stocks                                                      (56)
  Common stocks                                        384,621      241,830
                                                     ---------    ---------
                                                       384,621      241,774
                                                     ---------    ---------

Total net realized gains                             $ 285,033    $ 261,386
                                                     =========    =========


      Loss and LAE

      Loss and LAE decreased by $23.9 million, or 42.4%, to $32.5 million for the nine months ended September 30, 2005, as compared to $56.4 million as of September 30, 2004. The decrease is due primarily to the Company's reinsurance retention philosophy in connection with the frequency and severity stemming from the three hurricanes that occurred in July, August and September of 2005, and the four hurricanes that occurred in August and September of 2004 which were partially offset by the impact of the improved automobile loss experience due to management's efforts to migrate from predominately liability only policies to full-coverage type automobile policies. Management continues to revise our estimates of the ultimate financial impact of these storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

      The table below reflects a charge to current year earnings of $6.0 million, net of reinsurance recoveries of $11.6 million, stemming from the three hurricanes that occurred in July, August and September of 2005.

                            Gross    Reinsurance    Net
Hurricane                   Losses   Recoveries    Losses
-------------------------   ------   -----------   ------
                               (Dollars in Millions)
Dennis (July 10, 2005)      $  2.9   $        --   $  2.9
Katrina (August 25, 2005)     14.6          11.6      3.0
Rita (September 20, 2005       0.1            --      0.1
                            ------   -----------   ------
Total Loss Estimate         $ 17.6   $      11.6   $  6.0

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      The table below reflects a charge to current year earnings of $7.4 million, net of reinsurance recoveries of $52.90 million, stemming from the four hurricanes that occurred in August and September of 2004.

                        Gross    Reinsurance    Net
Hurricane               Losses   Recoveries    Losses
---------------------   ------   -----------   ------
                            (Dollars in Millions)
Charley (August 13)     $ 13.8   $      13.8   $   --
Frances (September 3)     11.1          11.1       --
Ivan (September 14)        4.8            --      4.8
Jeanne (September 25)      2.6            --      2.6
                        ------   -----------   ------
Total Loss Estimate     $ 32.3   $      24.9   $  7.4


      Our loss ratio, as determined in accordance with GAAP, for the nine-month period ended September 30, 2005 was 53.76% compared with 115.78% for the same period in 2004. The table below reflects the loss ratios by product line.

                      Nine months ended
                        September 30,
                       ---------------
                        2005     2004
                       -----    ------
Automobile             60.64%    90.31%
Homeowners'            64.18%   165.29%
Commercial liability   17.00%    17.70%
All lines              53.76%   115.78%


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

      For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

      Salaries and Wages

      Salaries and wages increased $0.4 million, or 8.4%, to $4.8 million for the nine months ended September 30, 2005, as compared to $4.4 million for the nine months ended September 30, 2004. Management believes that the increase in salaries and wages is consistent with retaining quality management and increased premium production.

      Interest Expense

      Interest expense increased by $0.5 million, or 77.9%, to $1.1 million for the nine months ended September 30, 2005, as compared to $0.6 million for the nine months ended September 30, 2004. The increase in interest expense is attributed to the September 30, 2004 "Notes".

      Deferred Policy Acquisition Costs, Net of Amortization

      Amortization of deferred policy acquisition costs increased by $6.4 million, or 136.1%, to $11.0 million for the nine months ended September 30, 2005, as compared to $4.6 million as of September 30, 2004. Amortization of deferred policy acquisition costs consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

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

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Provision (Benefit) for Income Tax Expense

      The provision for income tax expense increased by $11.5 million to $5.8 million for the nine months ended September 30, 2005, as compared to a ($5.7) million benefit for the nine months ended September 30, 2004. The effective rate for income tax expense is 37.4% for the nine months ended September 30, 2005, as compared to 35.7% for the same nine-month period in 2004. The increase in the estimated income tax provision is primarily associated with the increase in pre-tax income from continuing operations.

Liquidity and Capital Resources

      Our primary sources of capital during the nine months ended September 30, 2005 were revenues generated from operations, decreased prepaid reinsurance premiums, realized income tax recoveries and increased unearned premiums. Also contributing to our liquidity was the sale of our interests in Express Tax and EXPRESSTAX, and exercised employee stock options. Because we are a holding company, we are largely dependent upon fees from our subsidiaries for cash flow.

      For the nine months ended September 30, 2005 and 2004, operations generated net operating cash flow of $11.2 million and $40.8 million, respectively. During the nine months ended September 30, 2005, gross cash flow from operations generated approximately $40.1 million, due to a $7.8 million increase in unearned premiums; a $7.1 million decrease in income taxes recoverable; a $5.4 million decrease in prepaid reinsurance premiums; a $4.8 million decrease in due from reinsurers, net; a $1.6 increase in funds held under reinsurance treaties; a $0.6 million decrease in deferred income tax expense; a $0.4 million increase in the provision for credit losses, net; a $0.3 million decrease to finance contracts receivable; $0.3 million of common stock issued for interest on debt; $0.3 million in net realized investment gains; and $0.3 million in depreciation and amortization; $0.2 million in goodwill; a $0.2 million decrease in premiums receivable; a $0.1 million increase in premium deposits; all in conjunction with net income of $10.7 million.

      Operations for the nine months ended September 30, 2005 used $28.9 million of gross cash flow primarily due to a $11.5 million decrease in bank overdrafts; a $10.4 million decrease in unpaid losses and LAE; $1.6 million in connection with our sale of discontinued operations; a $1.8 million increase in other assets; a $1.1 million decrease in accounts payable and accrued expenses; a $1.6 million increase to policy acquisition costs, net of amortization; a $0.4 million decrease to the provision for uncollectible premiums receivable; a $0.3 million decrease in the equity of the subsidiary sold; and $0.2 million in amortization of investment premiums, net.

      Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

      In addition, our investment portfolio is highly liquid as it consists almost entirely of readily marketable securities. Cash flow used in net investing activities was $10.2 million for the nine months ended September 30, 2005, as we generated $59.0 million and used $69.3 million from the maturity several times over of our very short municipal portfolio, and generated $1.6 million in connection with our sale of discontinued operations. Other changes to cash flow from investing activities included a $1.5 million receivable for investments sold; $0.1 million used to purchase property and equipment, and $0.1 million proceeds from the sale of assets.

      Net cash used for financing activities was $5.7 million for the nine months ended September 30, 2005. The uses of cash for financing activities were primarily $1.5 million paid in dividends, $2.1 million used to reduce revolving credit outstanding, and $3.8 million used to reduce subordinated debt. Cash provided by financing activities includes $1.7 million from exercised employee stock options.

      Federated Premium's operations are funded by the Revolving loan agreement with FlatIron Funding. The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

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

      The amounts of WPAC's advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month's ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 8.22% and 7.45% for the nine months ended September 30, 2005 and 2004, respectively.

      Outstanding borrowings under the Revolving Agreement as of September 30, 2005 were approximately $76,000. Outstanding borrowings as of December 31, 2004 were approximately $2.1 million. Outstanding borrowings in excess of the $2.0 million credit limits totaled approximately $150,000 as of December 31, 2004. The excess amount was permissible by reason of a compensating cash balance of approximately $160,000 for December 31, 2004 that was held for the benefit of WPAC and was included in other assets. Interest expense on this revolving credit line for the nine months ended September 30, 2005 and September 30, 2004 totaled approximately $69,000 and $150,000, respectively.

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

      Federated National's and American Vehicle's statutory capital surplus levels as of September 30, 2005 were approximately $9.3 million and $20.4 million, respectively, and their statutory net income for the nine months ended September 30, 2005 were $1.5 million and $3.2 million, respectively.

      As of September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

Impact of Inflation and Changing Prices

      The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE.

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

      Our investment portfolio is available for sale and is carried at fair value. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders' equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2005 follows:

                                                                                                          Unrealized
                                                                                                             Gain
                                                         Amortized Cost             Fair Value              (Loss)
                                                     ---------------------    ---------------------     -----------
Fixed maturities:
  U.S. government obligations and agencies           $53,600,864     55.98%   $52,773,432     56.28%    $  (827,432)
  Obligations of states and political subdivisions    16,055,533     16.77%    15,951,877     17.00%       (103,656)
                                                     -----------    ------    -----------    ------     -----------
                                                      69,656,397     72.75%    68,725,309     73.28%       (931,088)
                                                     -----------    ------    -----------    ------     -----------

Corporate securities:
  Communications                                         259,942      0.27%       269,295      0.28%          9,353
  Financial                                            4,032,698      4.21%     3,954,015      4.22%        (78,683)
  Other                                                3,952,126      4.13%     3,937,655      4.20%        (14,471)
                                                     -----------    ------    -----------    ------     -----------
                                                       8,244,766      8.61%     8,160,965      8.70%        (83,801)
                                                     -----------    ------    -----------    ------     -----------

Equity securities:
  Preferred stocks                                     5,425,000      5.67%     5,425,000      5.79%             --
  Common stocks                                       12,421,690     12.97%    11,474,476     12.23%       (947,214)
                                                     -----------    ------    -----------    ------     -----------
                                                      17,846,690     18.64%    16,899,476     18.02%       (947,214)
                                                     -----------    ------    -----------    ------     -----------

Total fixed, corporate and equity securities         $95,747,853    100.00%   $93,785,750    100.00%    $(1,962,103)
                                                     ===========    ======    ===========    ======     ===========


      As of September 30, 2005, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

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

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

      Changes in Internal Controls.

      There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

      For a description of all legal proceedings, please see Note 4 to the consolidated financial statements included in Part 1, Item 1, of this report.

Item 4

Submission of Matters to a Vote of Security Holders

      Our annual meeting of shareholders was held on August 9, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

      All of management's nominees for directors as listed in the proxy statement were elected. Carl Dorf and Charles B. Hart, Jr., were elected as Class III directors to serve until the Annual Shareholder's Meeting held in 2008 or until their successors are elected and qualified. The number of votes cast for each nominee is as follows:

                                                 Shares Voted       Votes
                                                    "FOR"        Withheld
                                                    -----        --------
Carl Dorf                                        5,858,633        42,181
Charles B. Hart, Jr.                             5,858,633        42,181

      The proposal to authorize the possible issuance of 20% or more of the Company's common stock in connection with the Company's 2004 private placement of its senior subordinated notes and warrants to purchase shares of its common stock was ratified and approved by the following votes:

                           Shares Voted   hares Voted    Shares        Broker
                           "FOR"          "AGAINST"   "ABSTAINING"   "NON-VOTE"
                           -----          ---------   ------------   ----------
                          2,503,129        160,402        9,451       3,228,822

      The proposal to authorize the issuance of 3,500 shares of the Company's common stock to its Chief Executive Officer was ratified and approved by the following votes:

                        Shares Voted       Shares Voted     Shares      Broker
                           "FOR"          "AGAINST"   "ABSTAINING"   "NON-VOTE"
                           -----          ---------   ------------   ----------

                          2,102,962        559,890         10,130     3,228,822

      The proposal to approve the appointment of DeMeo Young McGrath as the Company's independent auditors for the fiscal year ended December 31, 2004, was ratified by the following votes:

                    Shares Voted       Shares Voted      Shares     Broker
                       "FOR"          "AGAINST"       "ABSTAINING"  "NON-VOTE"
                       -----          ---------       ------------  ----------
                        5,856,863       39,336           4,615           990

Item 5

Other Events

Entry into Material Definitive Agreements

      On August 9, 2005, Federated National signed a reimbursement contract with the State Board of Administration of Florida, which administers the Florida Hurricane Catastrophic Fund. This reinsurance policy provides coverage in connection with homeowner losses associated with catastrophic events. The premium for the policy is estimated at $6.4 million with two payments of $1.7 million due July 1, 2005 and October 1, 2005 and a final payment due in December 2005. This agreement will apply to any losses which occurred between June 1, 2005 and May 31, 2006.

      On August 30, 2005, Federated National signed an excess catastrophe reinsurance contract with certain underwriters, as set-forth in the table below, which covers homeowner losses associated with catastrophic events. The cost of the contract totalled approximately $14.4 million, payable in quarterly installments of approximately $3.6 million beginning July 1, 2005.

                                                Layer 1          Layer 2          Layer 3           Layer 4
                                               $2,000,000       $5,000,000       $25,000,000       $32,300,000
Reinsurer                                    xs $3,000,000    xs $5,000,000    xs $10,000,000    xs $35,000,000
                                             -------------    -------------    --------------    --------------
Platinum Underwriters Reinsurance, Inc.              29.00%            0.00%             0.00%             0.00%
Alea North America Insurance Company                  0.00%           10.00%             0.00%             7.50%
American Re Broker Market                             0.00%            0.00%             0.00%            15.50%
DaVinci Reinsurance Limited, Bermuda                 15.00%           15.00%            15.00%            10.00%
Renaissance Reinsurance Limited, Bermuda             20.00%           15.00%            15.00%            10.00%
Rosemont Reinsurance Limited, Bermuda                 5.00%            5.00%             5.00%             5.00%
PXRE Reinsurance Limited, Bermuda                    15.00%           10.00%            10.00%             8.00%
Ace Tempest Reinsurance Limited, Bermuda              0.00%           29.00%            24.00%            15.00%
Amlin Underwriting LTD, Syndicate 2001               16.00%           16.00%            16.00%            16.00%
Cathedral Underwriting LTD, Syndicate 2010            0.00%            0.00%             5.00%             3.00%
Axa Re, Paris                                         0.00%            0.00%            10.00%            10.00%


      The insurance provides for coverage in various layers. Coverage with the first and second excess layers becomes effective on June 16, 2005 and the remaining third and fourth excess layers become effective on July 1, 2005 and remain in force through June 30, 2006.

      On August 30, 2005, Federated National entered into a Reinstatement Premium Protection reinsurance contract with certain underwriters, as set-forth in the table below, which covers homeowner losses associated with catastrophic events. The cost of the contract totalled approximately $4.4 million, payable in quarterly installments of approximately $1.1 million beginning July 1, 2005.

                                                Layer 1          Layer 2          Layer 3           Layer 4
                                               $2,000,000       $5,000,000       $25,000,000       $32,300,000
Reinsurer                                    xs $3,000,000    xs $5,000,000    xs $10,000,000    xs $35,000,000
                                             -------------    -------------    --------------    --------------
Ace Tempest Reinsruance Limited, Bermuda              0.00%          100.00%           100.00%           100.00%
DaVinci Reinsurance Limited, Bermuda                 40.00%            0.00%             0.00%             0.00%
Renaissance Reinsurance Limited, Bermuda             60.00%            0.00%             0.00%             0.00%


      The insurance provides for coverage in various layers. Coverage with the first and second excess layers becomes effective on June 16, 2005 and the remaining third and fourth excess layers become effective on July 1, 2005 and remain in force through June 30, 2006.

Item 5

Other Events

Entry into Material Definitive Agreements

      On August 9, 2005, Federated National signed a reimbursement contract with the State Board of Administration of Florida, which administers the Florida Hurricane Catastrophic Fund. This reinsurance policy provides coverage in connection with homeowner losses associated with catastrophic events. The premium for the policy is estimated at $6.4 million with two payments of $1.7 million due July 1, 2005 and October 1, 2005 and a final payment due in December 2005. This agreement will apply to any losses which occurred between June 1, 2005 and May 31, 2006.

      On August 30, 2005, Federated National signed an excess catastrophe reinsurance contract with certain underwriters, as set-forth in the table below, which covers homeowner losses associated with catastrophic events.


Item 6

Exhibits

10.1 Reimbursement Contract, dated August 8, 2005, effective as of June 1, 2005 by and between Federated National Insurance Company, Inc. and the Florida Hurricane Catastrophe Fund *

10.2 Excess Catastrophe Reinsurance Contract dated August 30, 2005 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement *

10.3 Reinstatement Premium Protection Reinsurance Contract dated August 30, 2005 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act *

Items 2 and 3 are not applicable and have been omitted.

*     Filed herewith

                          21st Century Holding Company
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              21st CENTURY HOLDING COMPANY

                              By: /s/ Edward J. Lawson
                                 ------------------------------------------
                                 Edward J. Lawson, Chief Executive Officer

                                  /s/ James G. Jennings, III
                                 ------------------------------------------
                                 James G. Jennings III, Chief Financial Officer

Date: November 14, 2005