Form 10-Q/A
period 2005-09-30
21ST CENTURY HOLDING CO
filed 2005-12-09
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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

      Yes [ ] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value - 6,399,816 outstanding as of November 11, 2005.

                          21ST CENTURY HOLDING COMPANY

                                EXPLANATORY NOTE

This Form 10-Q/A amends and restates Items 1 and Item 2 of the Quarterly Report on Form 10-Q filed by 21st Century Holding Company on November 14, 2005 to correct certain typographical errors contained in those items in the Form 10-Q. These corrections are necessary due to certain typographical errors that occurred primarily in the preparation of the final electronic version of the Form 10-Q prior to the transmission of the Form 10-Q to the Securities and Exchange Commission via the Edgar System.

The typographical errors were contained in (i) a table in footnote 6 of our financial statements entitled "Segment Information" on page 14 and (ii) our loss ratio was indirectly described as 53.76% instead of 52.90% on page 32 of our Form 10-Q. We also added a new line item to cover the cover page indicating that we are not a shell company, as defined in Rule 12b-2 of the Exchange Act.

This Form 10-Q/A consists of a cover page, this explanatory note, the answers (as amended to Items 1 and 2 of the Form 10-Q), the signature page and the required certifications of the principal executive officer and the principal financial officer of 21st Century. While the answers (as amended) to Items 1 and 2 have been restated in full as required by Rule 12b-15 under the Securities Exchange Act of 1934, no changes have been made to such answers except those described above.

Other than as set forth above, this Form 10-Q/A does not and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the Form 10-Q was filed on November 14, 2005

PART I: FINANCIAL INFORMATION
ITEM 1

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

                          21st Century Holding Company
                   Notes to Consolidated Financial Statements

      Information regarding components of operations for the three and nine months ended September 30, 2005 and 2004 follows:

                                                       Three months                      Nine months
                                                     ended September 30,             ended September 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Total revenue
  Insurance segment                             $ 24,562,514    $ 24,834,162    $ 73,380,921    $ 57,208,183
  Financing segment                                  630,549         594,540       2,217,415       2,118,732
  All other segments                               1,071,152         828,804       1,880,406       2,841,346
                                                ------------    ------------    ------------    ------------
    Total operating segments                      26,264,215      26,257,506      77,478,742      62,168,261
  Intercompany eliminations                       (2,608,647)     (2,208,240)     (7,311,012)     (6,210,254)
                                                ------------    ------------    ------------    ------------
    Total revenues                              $ 23,655,568    $ 24,049,266    $ 70,167,730    $ 55,958,007
                                                ============    ============    ============    ============

Earnings (loss) before income taxes
  Insurance segment                             $  2,502,165    $(26,233,911)   $ 16,210,870    $(16,876,549)
  Financing segment                                  452,470         213,266       1,027,920         800,027
  All other segments                                 (17,863)         81,757      (1,814,114)        163,486
                                                ------------    ------------    ------------    ------------
    Total earnings (loss) before income taxes   $  2,936,772    $(25,938,888)   $ 15,424,676    $(15,913,036)
                                                ============    ============    ============    ============

Information regarding total assets as of September 30, 2005 and December 31, 2004 follows:

                               September 30, 2005    December 31, 2004
                               ------------------    -----------------
Total assets
  Insurance segment            $      143,757,620    $     134,894,764
  Financing segment                     7,817,422            8,536,786
  All other segments                    6,165,309           15,460,463
                               ------------------    -----------------
    Total operating segments          157,740,351          158,892,013

  Intercompany eliminations            (3,915,760)           4,709,359
                               ------------------    -----------------
    Total assets               $      153,824,591    $     163,601,372
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

      Our loss ratio, as determined in accordance with GAAP, for the nine-month period ended September 30, 2005 was 52.90% compared with 115.78% for the same period in 2004. The table below reflects the loss ratios by product line.

                      Nine months ended
                        September 30,
                       ---------------
                        2005     2004
                       -----    ------
Automobile             60.64%    90.31%
Homeowners'            64.18%   165.29%
Commercial liability   17.00%    17.70%
All lines              52.90%   115.78%

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

Item 6

Exhibits

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

      * Filed herewith

                          21st Century Holding Company

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             21st CENTURY HOLDING COMPANY


                             By: /s/ Edward J. Lawson
                                 -----------------------------------
                                 Edward J. Lawson, Chief Executive Officer


                                 /s/ James G. Jennings, III
                                 -----------------------------------
                                 James G. Jennings III, Chief Financial Officer

Date: December 9, 2005