Form 10-K
period 2005-12-31
21ST CENTURY HOLDING CO
filed 2006-03-30
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2005
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________

Commission file number: 0-2500111
21st Century Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33313
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  (954) 581-9993

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share
Redeemable Warrants expiring July 31, 2006
Redeemable Warrants expiring September 30, 2007
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No ☒
The aggregate market value of the Registrant’s voting common stock held by non-affiliates, based on the stock price at the last business day of the second quarter of 2005 was $64,370,378. As of March 28, 2006, the total number of shares outstanding of Registrant's common stock was 7,353,038.

DOCUMENTS INCORPORATED BY REFERENCE
21st Century Holding Company’s definitive proxy statement for its 2006 annual meeting of shareholders will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such definitive proxy statement will be incorporated by reference into Part III, Items 10, 11, 12,13 and 14 hereof.

21st Century Holding Company

21st Century Holding Company

PART I .

ITEM 1.  BUSINESS

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 23 of this Annual Report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

21st Century Holding Company (“21st Century,” “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is authorized to underwrite personal automobile insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia and Louisiana are on-going. American Vehicle operations in Texas, Alabama, Kentucky, South Carolina and Virginia are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of Connecticut, Illinois, Missouri, Nevada, New Mexico, West Virginia, California and Arkansas.

During the year ended December 31, 2005, 63.4%, 17.3%, 18.9 % and 0.4 % of the premiums we underwrote were for homeowners’ property and casualty insurance, non-standard personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2004, 62.0%, 24.1%, 12.4 % and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida and our telephone number is (954) 581-9993.

RECENT DEVELOPMENTS

Impact of 2005 -2006 Hurricane Season

From June through October 2005, the State of Florida experienced four hurricanes, Dennis, Katrina, Rita and Wilma. Since then, we have been receiving and processing claims made under our homeowners’ and mobile home owners’ policies, a process that is expected to continue into the second quarter of 2006. One of the Company’s subsidiaries, Federated National, incurred significant losses relative to its homeowners’ insurance line of business. As of December 31, 2005, and relative to the 2005 hurricane season, approximately 12,500 policyholders filed hurricane-related claims totaling an estimated $155.5 million, of which we estimate that our share of the costs associated with these hurricanes to be approximately $8.9 million, net of reinsurance recoveries.

21st Century Holding Company

For the 2005-2006 hurricane season, the excess of loss treaties will insure us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and loss adjustment expense (“LAE”). The treaties have a one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata as to amount. In addition, we purchased from the private sector Reinstatement Premium Protection which will reimburse the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carries forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the Florida Hurricane Catastrophe Fund (“FHCF”).

In addition to the excess of loss reinsurance policies (described above), we continue to participate in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage begins after the Company’s retention of $3.0 million and its excess of loss reinsured retention of approximately $43.0 million.

Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2005 to June 30, 2006 total approximately $194.8 million. FHCF will retain approximately $131.0 million, our excess of loss reinsurance policies will retain $64.0 million, and the Company will retain the first $3 million of insurable losses for two events. For events beyond the second largest catastrophic event during the policy term, FHCF coverage attaches after the Company and its excess of loss reinsured collective retention of approximately $15.0 million. Additionally, unused coverage from our excess of loss reinsurance treaties may be carried forward.

The FHCF treaty provides protection for 90% of losses and LAE and attaches at approximately $43.0 million. This treaty inures to the benefit of our excess of loss treaty and expires on June 1, 2006

Impact of 2004 -2005 Hurricane Season

In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. Since then, we have been receiving and processing claims made under our homeowners’ and mobile home owners’ policies, a process that is substantially complete. The same subsidiary as noted above, Federated National, incurred significant losses relative to its homeowners’ insurance line of business. As of December 31, 2005, and relative to the 2004 hurricane season, approximately 9,000 policyholders filed hurricane-related claims totaling an estimated $143.7 million, of which we estimate that our share of the costs associated with these hurricanes to be approximately $54.0 million, net of reinsurance recoveries.

We had a reinsurance structure that was a combination of private reinsurance and the FHCF. For each catastrophic occurrence, the excess of loss treaty insured us for $24 million with the Company retaining the first $10 million of losses and LAE. There are two layers involved with our excess of loss reinsurance treaties, the $24 million is considered the first layer. The treaty had a provision which, for an additional prorated premium would insure us for another $24 million of losses and LAE for a subsequent occurrence with the Company retaining the first $10 million in losses and LAE. As a result of the losses and LAE incurred in connection with the Hurricanes Charles and Frances the Company has exhausted its recoveries of $48 million under the terms of this treaty.

The second layer of our excess of loss treaty insures us for an additional $34 million in excess of the $34 million first layer noted above with the same reinstatement provision. The excess of loss treaties expired on June 30, 2005 and the Company negotiated a new reinsurance treaty. Accordingly, losses and LAE incurred for Hurricanes Ivan and Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, were the responsibility of the Company.

The FHCF treaty provided protection for 90% of losses and LAE and attached at approximately $36.2 million. This treaty inured to the benefit of our excess of loss treaty and expired on June 1, 2005.

For a further discussion of our reinsurance please see our section titled “REINSURANCE”

Regulatory

To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or $4.0 million, as defined in the Florida Insurance Code. As of December 31, 2005, Federated National and American Vehicle were in compliance with statutory minimum capital and surplus requirement.

21st Century Holding Company

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2005, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2004, American Vehicle was in compliance with the prescribed premium-to-capital surplus ratio. However, Federated National did not comply with the prescribed premium-to-capital surplus ratio as of December 31, 2004 because it had incurred losses associated with the four 2004 hurricanes. As a result of a $6.1 million capital contribution made during the first quarter of 2005 from 21st Century, Federated National’s compliance with the prescribed premium-to-capital surplus ratios was restored.

During the aftermath of a hurricane, the Florida Office of Insurance Regulation (“OIR”) will routinely issue emergency orders that imposed a moratorium on cancellations and non-renewals of various types of insurance coverages and require mediation to resolve disputes over personal property insurance claims. The orders also prohibit cancellations or non-renewals based solely upon claims resulting from the hurricanes.

BUSINESS STRATEGY

Although our operations have been dominated in part by the claims made in connection with the nine hurricanes that have occurred during 2004 and 2005, we expect that in 2006 we will return to a focus on the key aspects of our business strategy. We will seek continued growth of our business by capitalizing on the efficiencies of our business model and by:

•
expanding the commercial general liability insurance product into additional states. In addition to our ongoing operations already underway in Florida, Georgia and Louisiana, we have obtained licenses to underwrite and sell commercial general liability insurance in Alabama, Texas, Kentucky, South Carolina and Virginia. Although we have not yet begun operation in these states, our operations are expected to begin in 2006;

•
a shift in emphasis of our product mix to balance our nonstandard automobile insurance products with our continued emphasis on homeowners’ and commercial general liability lines of insurance and by expanding our product offerings to include other insurance products, subject to regulatory approval;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	encouraging agents to place a high volume of high quality business with us by providing them with attractive commission structures tied to premium levels and loss ratios;

•	additional strategies that may include possible acquisitions or further dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

INSURANCE OPERATIONS AND RELATED SERVICES

General

We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

Federated National is authorized to underwrite personal automobile insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier.

In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier.

21st Century Holding Company

American Vehicle has pending applications, in various stages of approval, to be authorized as either an admitted carrier or surplus lines carrier in the states of California and Arkansas.

The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2005		2004		2003
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$20,665	17.3%	$24,239	24.1%	$49,298	67.5%
Homeowners'	75,741	63.4%	62,400	62.0%	16,804	23.0%
Mobile Home	441	0.4%	1,513	1.5%	1,739	2.4%
Commercial General Liability	22,593	18.9%	12,510	12.4%	5,151	7.1%

Total gross written premiums	$119,440	100.0%	$100,662	100.0%	$72,992	100.0%

Ceded premiums:
Automobile	$(5)	0.0%	$(992)	-6.4%	$19,498	88.3%
Homeowners'	31,111	99.0%	14,932	96.4%	$2,593	11.7%
Mobile Home	308	1.0%	1,546	10.0%	—	0.0%
Commercial General Liability	—	0.0%	—	0.0%	—	0.0%

Total ceded premiums	$31,414	100.0%	$15,486	100.0%	$22,091	100.0%

Net written premiums
Automobile	$20,669	23.4%	$25,231	29.6%	$29,800	58.6%
Homeowners'	44,631	50.7%	47,468	55.7%	14,211	27.9%
Mobile Home	133	0.2%	(33)	0.0%	1,739	3.4%
Commercial General Liability	22,593	25.7%	12,510	14.7%	5,151	10.1%

Total net written premiums	$88,026	100.0%	$85,176	100.0%	$50,901	100.0%

During the years ended December 31, 2004 and 2003, we marketed our insurance products through a network of company-owned agencies, franchised agencies, independent agents and general agents. Because we sold our company-owned agencies and franchised agencies at the end of 2004, in 2005 and thereafter we expect to continue to market our products through our existing network of independent agents and general agents.

Homeowners’ and Mobile Homeowners’

We underwrite homeowners’ insurance principally in South and Central Florida. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limits on homeowners’ insurance are generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Our property insurance products typically provide maximum coverage in the amount of $500,000, with the average policy limit being approximately $900,000. The approximate average premium on the policies currently in force is approximately $1,849, as compared to $1,571 for 2004, and the typical deductible is $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

We underwrite homeowners’ insurance for mobile homes, principally in Central and Northern Florida, where we believe that the risk of catastrophe loss from hurricanes is in a typical year less than in other areas of the state. Mobile homeowners’ insurance generally involves the potential for above-average loss exposure, as compared to homeowners’ insurance. In the absence of major catastrophe losses, however, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, our property lines for mobile homes typically provide maximum coverage in the amount of $30,000, with the average policy limit being approximately $60,000. In addition, we presently limit our mobile home coverage to no more than 10% of our underwriting exposure. The approximate average premium on the policies currently in force is approximately $346, as compared to $315 for 2004. The typical non-hurricane deductible is $500 and the typical hurricane deductible is 2% of the coverage amount for the structure.

21st Century Holding Company

Federated National incurred significant losses relative to its homeowner’s and mobile homeowners’ insurance lines of business as a result of the three of the five Florida hurricanes in 2005. Approximately 12,500 policyholders are expected to file hurricane-related claims totaling an estimated $155.5 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $8.9 million, net of reinsurance recoveries. Federated National also incurred significant losses relative to its homeowner’s and mobile homeowners’ insurance lines of business as a result of the four Florida hurricanes in 2004. Approximately 9,000 policyholders have filed hurricane-related claims totaling an estimated $143.8 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $54.0 million, net of reinsurance recoveries. For a further discussion of our reinsurance please see our section titled “REINSURANCE”

We continue to evaluate the premium rates that our property insurance policyholders are charged and have implemented an average rate increase of 14.9% and 22.4% for new and renewal policies in effect as of varying dates in December 2005 and December 2004, respectively. The December 2005 rate increase is subject to approval by the Florida OIR. There can be no assurances that our most recent requested rate increase will be approved.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 250 classes of artisan contracting trades (excluding home-builders and developers) and for certain special events. The limits of liability range from $100,000 per occurrence and $200,000 policy aggregate to $1 million per occurrence and $2 million policy aggregate. We market the commercial general liability insurance products through a limited number of general agencies unaffiliated with the Company. The average annual premium on policies, with deductibles of $250 to $500 per claim, and currently in force is approximately $763, as compared to $648 for 2004, as of the year ended December 31, 2005 and 2004, respectively.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$18,293	81.0%	$10,727	85.7%	$5,067	98.4%
Georgia	1,258	5.5%	793	6.4%	84	1.6%
Lousiania	3,042	13.5%	990	7.9%	—	0.0%
Total	$22,593	100.0%	$12,510	100.0%	$5,151	100.0%

Personal Automobile

Personal automobile insurance markets can be divided into two categories, Standard Automobile and Nonstandard Automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds who are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions.

Limits on standard personal automobile insurance are generally significantly higher than those for nonstandard coverage, but typically provide for deductibles and other restrictive terms. Underwriting criteria for standard coverage has become more restrictive, thereby requiring more insureds to seek nonstandard coverage and contributing to the increase in the size of the nonstandard automobile market. Nonstandard automobile insurance, however, generally involves the potential for increased loss exposure and higher claims experience. Loss exposure is mitigated because premiums usually are written at higher rates than those written for standard insurance coverage.

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance only in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive, and $50,000 for collision. The average annual premium on policies currently in force is approximately $954, as compared to $1,057 for 2004, and the nonstandard personal automobile insurance lines represent approximately 99.8% and 98.8% of our written premiums for personal automobile insurance as of the year ended December 31, 2005 and 2004, respectively. Both Federated National and American Vehicle underwrite this coverage on primarily an annual basis and to a much lesser extent on a semi-annual basis.

21st Century Holding Company

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

Federated National underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies currently in force is approximately $1,203, as compared to $1,402 for 2004, and represented approximately 0.2% of our written premiums for personal automobile insurance as of the year ended December 31, 2005. The Company is currently filing for additional rate increase on the personal automobile line of business.

Flood

We write flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is $300 with limits up to $250,000. Commissions in connection with this program totaled $0.2 million, 0.3 million and 0.03 million as of December 31, 2005, 2004 and 2003, respectively.

Assurance MGA

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

Superior

Superior processes claims made by insureds from Federated National, American Vehicle and third-party insurance companies. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service for most of our insurance products. Where this is not the case, we retain independent appraisers and adjusters. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Federated Premium

Federated Premium provides premium financing to Federated National's, American Vehicle’s and third-party’s insureds. Premium financing has been marketed through our distribution network of general agencies and a small number of independent agents whose customer base and operational history meets our strict criteria for creditworthiness and, prior to our sale at the end of 2004 of our company-owned and franchised agencies, also through those agencies. Lending operations are primarily supported by Federated Premium's own capital base and currently, to a much lesser extent, through our credit facility with FlatIron Funding Company LLC, which is described in more detail below.

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

21st Century Holding Company

The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)

Federated National	$6,893	21.5%	$11,510	34.0%	$19,227	49.9%
American Vehicle	14,946	46.7%	9,390	27.8%	15,519	40.3%
Other insurers	10,186	31.8%	12,925	38.2%	3,767	9.8%
Total	$32,025	100.0%	$33,825	100.0%	$38,513	100.0%

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. Outstanding borrowings under the Revolving Agreement as of December 31, 2005 and 2004 were approximately $0.2 million and $2.1 million., respectively.

Finance contracts receivable decreased $1.0 million, or 11.8%, to $7.3 million as of December 31, 2005, as compared to $8.3 million as of December 31, 2004. We anticipate a continued decline in the short-term in connection with premiums financed contracts. The Company anticipates continued use of the direct bill feature associated with the two insurance companies and their automobile lines of business.

The direct billing opportunity is very similar to the premium finance arrangement with respect to down payments and scheduled monthly payments. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through our monitoring systems, we track delinquent payments and, in accordance with the terms of the extension of credit, cancel the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder. Similarly, we believe that the premium financing that we offer to our own insureds involves limited credit risk. By primarily financing policies underwritten by our own insurance carriers, our credit risks are reduced because we can more securely rely on the underwriting processes of our own insurance carriers. Furthermore, the direct bill program enables us to closely manage our risk while providing credit to our insureds.

Discontinued Operations

Tax Preparation Services and Ancillary Services

During 2004, we also offered other services at our company-owned and franchised agencies, including tax return preparation and electronic filing and the issuance and renewal of license tags. On January 13, 2005, with an effective date of January 1, 2005, we sold our 80% interest in Express Tax Service, Inc. (Express Tax) (along with its wholly owned subsidiary, EXPRESSTAX Franchise Corporation) to Robert J. Kluba, the president of Express Tax and the holder of the 20% minority interest in Express Tax, and Robert H. Taylor. In exchange for our shares, we received a net cash payment of $311,351. which reflected a purchase price of $660,000 less $348,649 in intercompany receivables we owed to Express Tax. In addition, we received a payment of $1,200,000 in exchange for our agreement not to compete with the current businesses of Express Tax for five years after the sale. For further information about this transaction, please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Franchise Operations

On December 31, 2004, we sold most of the non-current assets related to our franchise operations to Fed USA Retail, Inc. and Fed USA Franchising, Inc. We retained ownership of the current assets and liabilities. For further information about this transaction, please see “Recent Developments” above and Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

21st Century Holding Company

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

MARKETING AND DISTRIBUTION

During 2004, we marketed and distributed our own and third-party insurers’ products and other services primarily in Central and South Florida, through a network of 24 agencies owned by Federated Agency Group, Inc. (“Federated Agency Group”), a wholly owned subsidiary, 42 franchised agencies, approximately 1,500 independent agents and a select number of general agents. Our independent agents and general agents are primarily responsible for the distribution of our homeowners’ insurance and commercial general liability products. As described above, on December 31, 2004, we sold most of the non-current assets and the deferred policy acquisition liability related to our network of 24 company-owned agencies and 48 franchised agencies located in Florida, including our franchise operations. The company-owned agencies sold were located in Miami-Dade, Broward, Palm Beach, Martin, Orange, Osceola, Volusia and Seminole counties in Florida. The franchised agencies sold were located in Miami-Dade, Broward, Palm Beach, Martin, St. Lucie, Orange, Lee and Collier counties in Florida. Our independent agents are located primarily in South Florida.

As a result of this sale, we are focusing our marketing efforts on continuing to expand our distribution network and market our products and services in other regions of Florida and other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into states other than Florida, Georgia , Kentucky, Louisiana and Texas.

Our agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy, upon 45 days’ notice, even if the risk falls within our underwriting criteria.

Except for the periods as defined by the Florida OIR, following specific hurricanes when they issue emergency orders to imposed a moratorium on cancellations and non-renewals of various types of insurance coverages, our homeowners’ and mobile home policies as underwritten by Assurance MGA provided for the right, within a period of 90 days from a policy's inception, of Assurance MGA to cancel any policy upon 25 days’ notice or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

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

The following table sets forth the amount and percentages of insurance premiums written through company-owned agencies, franchised agencies and independent agents for the periods indicated:

21st Century Holding Company

	Years Ended December 31,
	2005		2004		2003
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)

Company-owned agencies	$—	0.0%	$11,421	11.4%	$22,320	30.6%
Franchised agencies	—	0.0%	7,999	7.9%	11,630	15.9%
Independent agencies	119,440	100.0%	81,242	80.7%	39,041	53.5%
Total	$119,440	100.0%	$100,662	100.0%	$72,991	100.0%

REINSURANCE

We follow industry practice of reinsuring a portion of our risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the loss.

There are three general types of reinsurance products, quota-share, excess of loss and facultative. Each of these reinsurance products can be applied to any line of primary insurance business. Quota-share reinsurance contemplates that the reinsurer assumes a portion of the exposure in return for a portion, or quota share, of the premium, and may pay the ceding company a commission based upon the amount of insurance ceded. Excess loss reinsurance contemplates the exchange of an insurance premium for coverage against a primary loss that exceeds a predetermined level over a preset period of time, generally, but not necessarily, a year. Finally, facultative reinsurance contemplates the payment of an insurance premium for coverage against a very specific risk or policy.

For the 2005-2006 hurricane season, the excess of loss treaties will insure us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and LAE. The treaties have one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata as to amount. In addition, we purchased, from the private sector, Reinstatement Premium Protection which will reimburse the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carries forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the FHCF.

In addition to the excess of loss reinsurance policies (described above), we continue to participate in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage begins after the Company’s retention of $3.0 million and its excess of loss reinsures retention of approximately $40.3 million.

Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2005 to June 30, 2006 total approximately $194.8 million. FHCF will retain approximately $131.0 million, our excess of loss reinsurance policies will retain $64.0 million, and the Company will retain the first $3 million of insurable losses for two events. For events beyond the second largest catastrophic event during the policy term, FHCF coverage attaches after the Company and its excess of loss reinsures collective retention of approximately $15.0 million. Additionally, unused coverage from our excess of loss reinsurance treaties may be carried forward and totals $20.0 million. However, loss and LAE incurred up to approximately $15.0 million for each hurricane subsequent to the October 2005 Hurricane Wilma and through June 30, 2006 and deemed to be a catastrophic event would be the responsibility of the Company. To date, no such catastrophic events have occurred.

As a result of the loss and LAE incurred in connection with Hurricanes Arlene, Dennis, Katrina, Rita and Wilma the Company expects Hurricane Katrina is the first reinsurable event and Wilma as the second reinsurable event, as illustrated in the accompanying table.

21st Century Holding Company

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.7	$0.0	$2.7
Katrina (August 25)	2,076	14.6	11.6	3.0
Rita (September 20)	24	0.2	—	0.2
Wilma (October 24)	10,039	138.0	135.0	3.0

Total Loss Estimate	12,461	$155.5	$146.6	$8.9

In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business. As of December 31, 2005, approximately 9,000 policyholders have filed hurricane-related claims totaling an estimated $143.7 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $54 million, net of reinsurance recoveries.

For the 2004-2005 hurricane season the excess of loss treaties insured us for $24 million, while the Company retained the first $10 million of loss and LAE. The treaties had a provision which, for a prepaid premium, insured us for another $24 million of loss and LAE for subsequent occurrences while the Company retained the first $10 million in loss and LAE. As a result of the loss and LAE incurred in connection with the Hurricanes Charley and Frances, the Company exhausted its recoveries of $48 million under the terms of these treaties.

Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2004 to June 30, 2005 totaled approximately $200.0 million, during which time we retained the first $10 million of insurable losses on each event. as illustrated in the accompanying table.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	2,565	$59.5	$49.5	$10.0
Frances (September 3)	3,805	50.2	40.2	10.0
Ivan (September 14)	1,065	21.0	—	21.0
Jeanne (September 25)	1,548	13.0	—	13.0

Total Loss Estimate	8,983	$143.7	$89.7	$54.0

Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement insurance premium of $3.0 million that was amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

We continue to participate in the FHCF and we subscribe to an excess of loss reinsurance policy to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. Our amount of reinsurance coverage continues to be determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years.

We are selective in choosing a reinsurer and consider numerous factors, the most important of which is the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. Our current policy is to use only reinsurers that have an A.M. Best rating of “A” (Excellent) or better. There can be no assurance that a reinsurer will remain “A” or better through to the term of the policy.

The Company’s reinsurance for automobile insurance was ceded with Transatlantic Reinsurance Company (“Transatlantic”), an A+ rated reinsurance company. During 2004, Federated National did not reinsure any of its automobile insurance. In 2003 and 2002, Federated National ceded 40% of its automobile premiums written and losses incurred to Transatlantic. Beginning in November 2001, and continuing through December 31, 2003, American Vehicle reinsured all of its automobile insurance with Transatlantic at various levels. During 2005 and 2004 American Vehicle did not reinsure any of its insurance products.

21st Century Holding Company

The automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of December 31, 2005 are estimated to be 66.6% and 74.5% for Federated National and American Vehicle, respectively.

During 2005, Federated National entered into a 100% quota-share agreement with its affiliate American Vehicle. The agreement ceded 100% of its premium and losses on all policies with an effective date between July 1, 2005 and December 31, 2005. For presentation purposes, and in accordance with the principles of consolidation, the agreements between the two affiliated insurance companies has been eliminated.

LIABILITY FOR UNPAID LOSSES AND LAE

We are directly liable for loss and LAE payments under the terms of the insurance policies that we write. In many cases there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss. As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

When a claim, other than personal automobile, involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate losses and LAE payments. The estimate of the amount of the ultimate loss is based upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

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

In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liability for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Among our classes of insurance, the automobile and homeowners’ liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners’ property claims. Liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation.

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

21st Century Holding Company

	For the years ending December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance at January 1:	$46,571	$22,656	$16,984
Less reinsurance recoverables	(9,415)	(7,847)	(7,848)
Net balance at January 1	$37,156	$14,809	$9,136

Incurred related to:
Current year	$42,242	$76,423	$26,275
Prior years	6,094	(1,430)	1,234
Total incurred	$48,336	$74,993	$27,509

Paid related to:
Current year	$25,749	$42,304	$14,204
Prior years	34,125	10,342	7,632
Total paid	$59,874	$52,646	$21,836

Net balance at year-end	$25,619	$37,156	$14,809
Plus reinsurance recoverables	128,420	9,415	7,847
Balance at year-end	$154,039	$46,571	$22,656

As shown above, and as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $6.1 million for the year ended December 31, 2005 and we decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2004. We increased the liability by $1.2 million for the year ended December 31, 2003 relating to loss and LAE occurring in years prior to 2003.

During the year ended December 31, 2005, we increased incurred losses and LAE for claims in connection with the four hurricanes in 2004 by approximately $10.6 million and decreased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $4.5 million. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2005.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR.

The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables, on a run-off basis, due (to) or from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.

	As of December 31,
	2005	2004
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Unearned premiums	$—	$2,559
Reinsurance recoverable on paid losses and LAE	96,283	1,661,751
Unpaid losses and LAE	732,206	2,507,403
	$828,489	$4,171,713

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$732,206	$2,507,403
Reinsurance recoverable on paid losses and LAE	96,283	1,661,751
Reinsurance receivable	453	11,301
	$828,942	$4,180,455

21st Century Holding Company

In addition to our reinsurance recoverable from our automobile reinsurers, we also have reinsurance recoveries due from our catastrophic reinsurance companies. These reinsurance recoveries relate to Hurricane Katrina and Hurricane Wilma from 2005 and to the four hurricanes that occurred in August and September of 2004. The following table presents total unpaid loss and LAE, net, and total reinsurance recoverables due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2005	2004
Catastrophe Excess of Loss (Various participants) and Florida Hurricane Catastrophe Fund:
Reinsurance recoverable on paid LAE	$18,820,712	$18,191,799
Unpaid losses and LAE	127,685,575	6,907,390
	$146,506,287	$25,099,189

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$127,685,575	$6,907,390
Reinsurance recoverable on paid LAE	18,820,712	18,191,799
Reinsurance receivable (payable)	(10,047,585)	(3,371,458)
	$136,458,702	$21,727,731

21st Century Holding Company

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1996 through 2005 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

	Years Ended December 31,

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	Dollars in Thousands
Balance Sheet Liability	$25,621	$37,156	$14,809	$9,136	$6,207	$6,976	$4,428	$5,366	$4,635	$4,532

Cumulative paid as of:
One year later		35,128	9,969	7,622	5,296	8,228	4,289	3,460	2,694	2,850
Two years later			12,016	9,401	7,222	9,568	5,799	4,499	3,533	3,539
Three years later				9,945	7,711	10,101	6,328	5,111	3,972	3,882
Four years later					7,953	10,352	6,408	5,387	4,241	4,107
Five years later						10,476	6,542	5,227	4,325	4,223
Six years later							6,563	5,216	4,121	4,262
Seven years later								5,220	4,035	3,985
Eight years later									4,034	3,746
Nine years later										3,746

Re-estimated net liability as of:
End of year	$25,621	$37,156	$14,809	$9,136	$6,207	$6,976	$4,428	$5,366	$4,635	$4,532
One year later		44,179	14,256	10,897	6,954	9,445	5,872	4,676	4,360	4,332
Two years later			14,318	10,625	7,842	10,200	6,284	5,157	4,063	4,255
Three years later				11,236	8,069	10,425	6,605	5,352	4,314	4,102
Four years later					8,312	10,616	6,561	5,515	4,386	4,304
Five years later						10,782	6,664	5,384	4,395	4,321
Six years later							6,644	5,396	4,277	4,321
Seven years later								5,400	4,284	4,189
Eight years later									4,282	4,191
Nine years later										4,191

Cumulative redundancy (deficiency)		$(7,023)	$490	$(2,100)	$(2,105)	$(3,806)	$(2,216)	$(34)	$353	$341

Cumulative redundancy (-) deficiency as a % of reserves originally established		-18.9%	3.3%	-23.0%	-33.9%	-54.6%	-50.0%	-0.6%	7.6%	7.5%

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

21st Century Holding Company

As noted above we experienced a $7.0 million dollar cumulative deficiency recognized during the year ended December 31, 2005 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2004. When bifurcated between catastrophic losses and non-catastrophic losses, the 2004 cumulative deficiency reflects gross catastrophic losses in connection with the four hurricanes of 2004 totaling $10.6 million netted against a cumulative redundancy in connection with our automobile and commercial general liability lines of business totaling $3.7 million.

The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared to Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2005 and 2004.

	Years Ended December 31,
	2005	2004
GAAP basis Loss and LAE reserves	$154,039	$46,571
Less unpaid Losses and LAE ceded	128,418	9,415
Balance Sheet Liability	25,621	37,156
Add Insurance Apportionment Plan	112	234
SAP basis Loss and LAE reserves	$25,733	$37,390

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ended 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
GAAP basis Loss and LAE incurred	$48,339	$74,993	$27,509
Intercompany adjusting and other expenses	7,450	5,597	3,579
Insurance apportionment plan	235	185	1,940

SAP basis Loss and LAE incurred	$56,024	$80,775	$33,028

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2005, 2004 and 2003. The ratios, inclusive of unallocated loss adjustment expenses (“ULAE”), are shown in the table below, and are computed based upon SAP.

	Years Ended December 31,
	2005	2004	2003

Loss Ratio	67.5%	117.7%	67.4%
Expense Ratio	36.3%	23.1%	25.7%
Combined Ratio	103.8%	140.8%	93.1%

The 40.40% decrease in the SAP loss ratio from 2005 to 2004 in part reflects our experience relating to risk management techniques.

Main factors for the improved non-catastrophic ratios between 2005 and 2004 include, but are not limited to the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, new claims management supervision, in house legal counsel, as well as overall stricter underwriting guidelines.

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

21st Century Holding Company

The following table reflects the distinction between non-catastrophic and catastrophic losses incurred during the year ended December 31, 2005.

		Non-Catastrophic experience	Catastrophic experience	Total
		(Dollars in millions)
Net Written Premiums	(a)	$86,365	$1,662	$88,026
Net Earned Premiums	(b)	$79,610	$3,353	$82,962
Net Incurred Losses & LAE	(c)	$36,770	$19,254	$56,024
Net Underwriting Expense	(d)	$31,646	$351	$31,997

Loss Ratio	(c/b)	46.2%	574.2%	67.5%
Expense Ratio	(d/a)	36.6%	21.1%	36.3%
Combined Ratio		82.8%	595.4%	103.8%

COMPETITION

We operate in highly competitive markets and face competition from both national and regional insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which recently acquired our non-standard automobile agency business in Florida, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company.

Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Competition could have a material adverse effect on our business, results of operations and financial condition.

REGULATION

General

We are or will be subject to the laws and regulations in Florida, Georgia, Alabama, Kentucky, Louisiana, South Carolina, Virginia and Texas, and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms (particularly for the nonstandard auto segment), investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for automobile or other insurance coverage, could materially adversely affect our operations or our ability to expand. We are, however, unaware of any consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

21st Century Holding Company

Many states have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases in, premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

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

Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of our officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners (“NAIC”) the Florida OIR intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement be subjected to concurrent triennial examinations. Accordingly, both Federated National and American Vehicle are scheduled for a triennial examination during 2006. The last regulatory examination conducted by the OIR on Federated National covered the three-year period ended on December 31, 2004. The last regulatory examination of American Vehicle covered the three-year period ended on December 31, 2002. No material deficiencies were found during either of the regulatory examinations.

Federated National and American Vehicle are scheduled to have its statutorily required triennial examination during 2006. American Vehicle’s examination will be for the three years ended December 31, 2005 and Federated National’s will be for the one year ended December 13, 2005. Subsequent to the 2005 examination, both American Vehicle and Federated National will be scheduled for concurrent triennial examinations. Both of these examinations are to be performed by the Florida OIR.

Federated National’s 2004 regularly scheduled statutory triennial examination during 2005 for the three years ended December 31, 2004 as performed by the Florida OIR resulted in no corrective orders being issued. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair value of $1.0 million. As of December 31, 2005, Federated National and American Vehicle held investment securities with a fair value of approximately $999,880, each as deposits with the State of Florida. Additionally, as of December 31, 2005, American Vehicle has a $100,000 deposit with the State of Louisiana and a $400,000 deposit in connection with its license in Alabama.

Restrictions in Payments of Dividends by Domestic Insurance Companies

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida OIR (i) if the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida OIR at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida OIR or (ii) 30 days after the Florida OIR has received notice of such dividend or distribution and has not disapproved it within such time.

21st Century Holding Company

Under these laws, based on their respective 2005 surplus and income, Federated National and American Vehicle would not be permitted to pay dividends in 2005. No dividends were paid by Federated National or American Vehicle in 2004, 2003 or 2002, and none are anticipated in 2006. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While (Assurance MGA, Superior and any other affiliate), the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

NAIC Risk Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2005 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2005 statutory financial statements for Federated National, statutory surplus did not exceed company action levels established by the NAIC. Federated National’s results require us to submit a plan containing corrective actions. Federated National has not submitted its plan for corrective action yet, however we will submit a plan during the second quarter of 2006. We do not anticipate significant regulatory action in connection with Federated National’s 2005 Risk Base Capital ("RBC") results.

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 154.0%, 125.5% and 434.2% at December 31, 2005, 2004 and 2003, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 329.7%, 545.1% and 585.2% at December 31, 2005, 2004 and 2003, respectively.

21st Century Holding Company

NAIC Insurance Regulatory Information Systems Ratios

The NAIC has also developed Insurance Regulatory Information Systems (“IRIS”) ratios to assist state insurance departments in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies’ operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside “usual ranges,” state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

As of December 31, 2005, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. With the exception of one of these test results, all of test results can be attributed to the significant degradation of policyholders’ surplus stemming from the losses incurred in its homeowners’ line of business as a result of the five hurricanes in 2005 and the four hurricanes in 2004. Although there was only modest improvement with respect to our 2005 IRIS test results as compared to 2004 results, management’s attention to risk retention techniques in connection with the five Florida hurricanes during 2005 was the major reason for improvement in an otherwise adverse year for property insurers.

As of December 31, 2004, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on seven out of twelve ratios. With the exception of two of these test results, all of test results can be attributed to the significant degradation of policyholders’ surplus stemming from the losses incurred in its homeowners’ line of business as a result of the four Florida hurricanes in 2004. The change in net writings and two-year reserve development to policyholders’ surplus resulted from test ratio results that do not employ current year policyholders’ surplus, and were unusual due to the increase in written premiums from 2004 compared to 2003 and the increased estimates of the costs to settle private passenger automobile liability claims in relation to Federated National’s surplus level as of December 31, 2002.

As of December 31, 2005, American Vehicle was outside NAIC’s usual ranges for two out of thirteen ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to a modestly higher ratio of Gross Agents’ Balances due to the Company over the Policyholder Surplus. These Gross Agent Balances are all less than ninety days old.

As of December 31, 2004, American Vehicle was outside NAIC’s usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company’s capital contributions totaling $4.3 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

Insurance Holding Company Regulation

We are subject to laws governing insurance holding companies in Florida where Federated National and American Vehicle are domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions and the terms of surplus notes and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of Federated National and American Vehicle unless the Florida OIR, upon application, determines otherwise.

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

21st Century Holding Company

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

Industry Ratings Services

In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. A.M. Best in 2003 had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries “NR-4 - Not rated, company’s request”. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, obtaining adequate reinsurance or borrowing on our line of credit. Federated National and American Vehicle are currently rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. A.M. Best’s and Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

EMPLOYEES

As of December 31, 2005, we had approximately 135 employees, including three executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

SENIOR MANAGEMENT

Set forth below is certain information concerning our executive officers who are not also directors:

James Gordon Jennings, III was appointed Chief Financial Officer of 21st Century in August 2002. Mr. Jennings became our Controller in May 2000 and for approximately 10 years prior thereto was employed by American Vehicle, where he was involved with all aspects of property and casualty insurance. Mr. Jennings’, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

Kent M. Linder assumed the position of Chief Operating Officer of 21st Century in September 2003 and was designated an executive officer by our Board of Directors in March 2005. Prior to this position, Mr. Linder served 21st Century as Director of Franchise Development from January 2001 to July 2003 and previous to that as the President of Federated Agency Group from December 1998 to January 2001. Prior to joining our management team, Mr. Linder owned and operated a group of 18 insurance agencies in the Orlando, Florida area. Mr. Linder acquired his management experience while spending 12 years with United Parcel Service, in which he served in various management positions. Mr. Linder holds a bachelor’s degree from the University of South Florida in Finance and is a licensed 220 property and casualty agent and 215 life agent. Mr. Linder resigned his position as Chief Operating Officer effective January 31, 2006 subject to a separation agreement executed and filed with the Securities and Exchange Commission. There were no disagreements in connection with Mr. Linder’s separation.

ITEM 1A RISK FACTORS

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing 21st Century. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

21st Century Holding Company

Risks Related to Our Business

The State of Florida, where our headquarters and a substantial portion of our policies are located, has experienced nine hurricanes since August 2004 through October 2005 and it has affected our financial results.

We write insurance policies that cover automobile owners, homeowners' and business owners for losses that result from, among other things, catastrophes. Catastrophic losses can be caused by hurricanes, tropical storms, tornadoes, wind, hail, fires, riots and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in South and Central Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms.

During the past two years, the State of Florida has experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. The table below illustrates the magnitude of each storm both gross and net of our reinsurance arrangements.

	Estimated	Gross	Reinsurance	Net
Hurricane	Claim Count	Losses	Recoveries	Losses
	(Dollars in Millions)

Charley (August 13, 2004)	2,565	$59	$49	$10
Frances (September 3, 2004)	3,805	50	40	10
Ivan (September 14, 2004)	1,065	21	—	21
Jeanne (September 25, 2004)	1,548	13	—	13
Arlene (June 7, 2005)	—	—	—	—
Dennis (July 10, 2005)	322	3	—	3
Katrina (August 25, 2005)	2,076	15	12	3
Rita (September 20, 2005)	24	—	—	—
Wilma (October 24, 2005)	10,039	138	135	3

Total Loss Estimate	21,444.0	$299.3	$236.3	$63.0

Please refer to the preceding section title REINSURANCE for a detailed discussion regarding our reinsurance treaties.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance have increased and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is comprised of several reinsurance companies with varying levels of participation providing coverage for loss and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of Federated National.

As a result of the hurricanes experienced in Florida over the past two years, we continue to review, and may determine to modify, our reinsurance structure.

Although the occurrence of hurricanes hitting Florida has increased during the past two years, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

21st Century Holding Company

The insolvency of our primary reinsurer or any of our other current or future reinsurers, or their inability otherwise to pay claims, would increase the claims that we must pay, thereby significantly harming our results of operations. In addition, prevailing market conditions have limited the availability and increased the cost of reinsurance, which may have the effect of increased costs and reduced profitability.

We may experience financial exposure from climate change.

Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance.

Restrictive underwriting criteria can include, but are not limited to, higher premiums, higher deductibles and more specifically excluded policy risks such as fences and screened in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation.

Our loss reserves may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for loss and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates.

Factors that affect unpaid loss and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as “incurred by not reported.” Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

Because of the uncertainties that surround estimated loss reserves, we cannot be certain that our reserves will be adequate to cover our actual losses. If our reserves for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of our reserves for unpaid losses and LAE could substantially harm our results of operations and financial condition.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to exclusions relating to types of vehicles we insure, specific artisan activities and homes in close proximity to the coast line.

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely effect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

21st Century Holding Company

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our claims representatives, the culture of our claims organization and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

In addition, if we do not train new claims adjusting employees effectively or if we lose a significant number of experienced claims adjusting employees, our claims department’s ability to handle an increasing workload as we grow could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer decreased quality of claims work, which in turn could lower our operating margins.

If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

We have grown rapidly over the last few years. Our future growth will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business both balanced by the business risks we chose to assume and cede. We believe that our company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include possible sales of our investment securities, our revolving loan from Flatiron and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, have resulted and will result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital or increase our earnings in our other divisions.

We may require additional capital in the future which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings, will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

We are subject to significant government regulation, which can limit our growth and increase our expenses, thereby reducing our earnings.

We are subject to laws and regulations in Florida, our state of domicile, and in Georgia, Louisiana, Kentucky, Virginia, Alabama and Texas, states in which we have been authorized to do business, and will be subject to the laws of any other state in which we conduct business in the future. These laws and regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders. For example, these laws and regulations relate to licensing requirements, authorized lines of business, capital surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, restrictions on transactions with affiliates, dividend limitations, changes in control, market conduct, and limitations on premium financing service charges. The cost to monitor and comply with these laws and regulations adds significantly to our cost of doing business. Further, if we do not comply with the laws and regulations applicable to us, we may be subject to sanctions or monetary penalties by the applicable insurance regulator.

21st Century Holding Company

Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Florida. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC require our insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As noted previously in the section titled “REGULATION” under “NAIC Risk Based Capital Requirements”, Federated National, statutory surplus did not exceed company action levels established by the NAIC. Federated National’s results require us to submit a plan containing corrective actions. Federated National, has not yet submitted its plan for corrective action yet, however we will submit a plan during the second quarter of 2006.

Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are beginning to experience a soft market in our automobile and commercial general liability sectors while a hard market persists in our property sector. We cannot predict, however, how long these market conditions will persist. We do not compete entirely on price or targeted market share. Our ability to compete is governed by our ability to assess and price an insurance product with an acceptable risk for obtaining profit.

We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

We currently have applications pending in California and Missouri to underwrite and sell commercial general liability insurance. The insurance regulators in these states may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state. If we want to operate in any additional states, we must file similar applications for licenses, which we may not be successful in obtaining.

We requested that A.M. Best cease rating our insurance subsidiaries. As a result, we may be unable to write or renew desirable insurance policies or obtain adequate reinsurance, which would limit or halt our growth and harm our business.

Third-party rating agencies assess and rate the ability of insurers to pay their claims. These financial strength ratings are used by the insurance industry to assess the financial strength and quality of insurers. These ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer's profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves, and management. Ratings are based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. In 2003 A.M. Best had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries “NR-4 Not rated, company’s request”. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from obtaining adequate reinsurance, or from borrowing on our line of credit.

21st Century Holding Company

We rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We currently market and distribute Federated National's, American Vehicle's and third-party insurers' products and our other services through contractual relationships with a network of approximately 1,500 independent agents and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell would negatively affect our revenues.

We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results.

Nonstandard automobile insurance historically has a higher frequency of claims than standard automobile insurance, thereby increasing our potential for loss exposure beyond what we would be likely to experience if we offered only standard automobile insurance.

Nonstandard automobile insurance is provided to insureds that are unable to obtain preferred or standard insurance coverage because of their payment histories, driving records, age, vehicle types, or prior claims histories. This type of automobile insurance historically has a higher frequency of claims than does preferred or standard automobile insurance policies, although the average dollar amount of the claims is usually smaller under nonstandard insurance policies. As a result, we are exposed to the possibility of increased loss exposure and higher claims experience than would be the case if we offered only standard automobile insurance.

Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

Florida's personal injury protection insurance statute limits an insurer's ability to deny benefits for medical treatment that is unrelated to the accident, that is unnecessary, or that is fraudulent. In addition, the statute allows claimants to obtain awards for attorney's fees. Although this statute has been amended several times in recent years, primarily to address concerns over fraud, the Florida legislature has been only marginally successful in implementing effective mechanisms that allow insurers to combat fraud and other abuses. We believe that this statute contributes to a higher frequency of claims under nonstandard automobile insurance policies in Florida, as compared to claims under standard automobile insurance policies in Florida and nonstandard and standard automobile insurance polices in other states. Although we believe that we have successfully offset these higher costs with premium increases, because of competition, we may not be able to do so with as much success in the future.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

21st Century Holding Company

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques; and

•	changes in legal standards, claim settlement practices, medical care expenses and restoration costs.

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products

We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. There can be no assurance that we will be successful bringing new insurance products to our marketplace.

Our business strategy is to avoid competition based on price to the extent possible. This strategy, however, may result in the loss of business in the short term.

Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, Florida Family Insurance Company, Florida Select Insurance Company, Atlantic Preferred Insurance Company and Vanguard Insurance Company.

Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Although our pricing of our automobile insurance products is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, our distribution network, and our superior service to our agents and insureds. With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which recently acquired our non-standard automobile agency business in Florida, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

Competition could have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in reduced revenues.

Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

As do other insurance companies, we depend on income from our investment portfolio for a substantial portion of our earnings. During the time that normally elapses between the receipt of insurance premiums and any payment of insurance claims, we invest the funds received, together with our other available capital, primarily in fixed-maturity investments and equity securities, in order to generate investment income.

Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less than expected.

21st Century Holding Company

Our president and chief executive officer is key to the strategic direction of our company. If we were to lose this service our business could be harmed.

We depend and will continue to depend, on the services of our founder and principal shareholder, Edward J. Lawson, who is also our president, chairman of the board and chief executive officer. We have entered into an employment agreement with him and we maintain $3 million key man life insurance on the life of Mr. Lawson. Nevertheless, because of Mr. Lawson's role and involvement in developing and implementing our current business strategy, his loss of service could substantially harm our business.

Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with James G. Jennings III, our Treasurer and Chief Financial Officer, and other members of our executive management team. We also maintain a $1 million key man life insurance policy on the life of Mr. Jennings

Risks Related to an Investment in Our Shares

The trading of our warrants may negatively affect the trading prices of our common stock if investors purchase and exercise the warrants to facilitate other trading strategies, such as short selling.

Our warrants currently trade on the NASDAQ National Market under the symbols "TCHCW" and “TCHCZ.” Each of the TCHCW warrants entitles the holders to purchase three quarters of one share of our common stock at an exercise price per whole share of $12.744 after giving effect to the September 2004 three-for-two stock split.  Each of the TCHCZ warrants entitles the holders to purchase one share of our common stock at an exercise price per share of $12.750. Investors may purchase and exercise warrants to facilitate trading strategies such as short selling, which involves the sale of securities not yet owned by the seller. In a short sale, the seller must either purchase or borrow the security in order to complete the sale. If shares of our common stock received upon the exercise of warrants are used to complete short sales, this may have the effect of reducing the trading price of our common stock.

Our largest shareholders currently control approximately 16% of the voting power of our outstanding common stock, which could discourage potential acquirers and prevent changes in management.

Edward J. Lawson and Michele V. Lawson beneficially own approximately 16% of our outstanding common stock. As our largest shareholders, the Lawson’s have significant influence over the outcome of any shareholder vote. This voting power may discourage takeover attempts, changes in our officers and directors or other changes in our corporate governance that other shareholders may desire.

We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

Our articles of incorporation authorize the issuance of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be issued as a method of discouraging a takeover attempt. Although we do not intend to issue any preferred stock at this time, we may do so in the future.

Our articles of incorporation, bylaws and Florida law may discourage takeover attempts and may result in entrenchment of management.

Our articles of incorporation and bylaws contain provisions that may discourage takeover attempts and may result in entrenchment of management.

●
Our board of directors is elected in classes, with only two or three of the directors elected each year. As a result, shareholders would not be able to change the membership of the board in its entirety in any one year. Shareholders would also be unable to bring about, through the election of a new board of directors, changes in our officers.

●
Our articles of incorporation prohibit shareholders from acting by written consent, meaning that shareholders will be required to conduct a meeting in order to vote on any proposals or take any action.

●	Our bylaws require at least 60 days' notice if a shareholder desires to submit a proposal for a shareholder vote or to nominate a person for election to our board of directors.

21st Century Holding Company

In addition, Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations, such as our company.

●
The Florida Control Share Act provides that shares acquired in a "control share acquisition" will not have voting rights unless the voting rights are approved by a majority of the corporation's disinterested shareholders. A "control share acquisition" is an acquisition, in whatever form, of voting power in any of the following ranges: (a) at least 20% but less than 33-1/3% of all voting power, (b) at least 33-1/3% but less than a majority of all voting power; or (c) a majority or more of all voting power.

●
The Florida Affiliated Transactions Act requires supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).

As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

We are an insurance holding company whose primary assets are the stock of our subsidiaries. Our operations, and our ability to service our debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiaries are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary's available capital and earnings.

No dividends were declared or paid by our insurance subsidiaries in 2005, 2004 or 2003. Under these laws, neither Federated National nor American Vehicle may not be permitted to pay dividends to 21st Century in 2006. Whether our subsidiaries will be able to pay dividends in 2006 depends on the results of their operations and their expected needs for capital. We do not anticipate that our subsidiaries will begin to pay dividends to the parent company during 2006.

21st Century Holding Company

ITEM 2. PROPERTIES

Our executive offices are located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida in a 39,250 square feet office facility. All of our operations are consolidated in this facility, including our underwriting, claims, accounting and premium finance.

Effective March 1, 2005, Federated National sold its interest in the Lauderdale Lakes property to 21st Century at the property’s net book value of approximately $2.9 million. Effective on or about March 1, 2006, 21st Century sold the property to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in February 2011.

We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. Specifically, we are a party to fifteen lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. As of December 31, 2005 the Company established reserves and charged against current operations $2.0 million to satisfy two of these suits settled in the first quarter of 2006 for approximately $1.2 million.

The outcome of the pending litigation in connection with these cases remains unclear but could have a significant negative impact on current operations once additional uncertainties become a matter of fact. These uncertainties involve the outcome of other cases involving similarly styled coverage issues involving other property insurers in various stages of discovery. Due to these uncertainties management recognizes the potentially negative outcome of this pending litigation is reasonably possible, but the ultimate financial impact is currently undeterminable.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

21st Century Holding Company

PART II .

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

Our common stock has been listed for trading on the NASDAQ National Market under the symbol “TCHC” since November 5, 1998. For the calendar quarters indicated, the table below sets forth the high and low closing prices per share of our common stock as reported by the NASDAQ National Market.

Quarter Ended	High	Low
March 31, 2005	$14.75	$12.10
June 30, 2005	$15.27	$11.39
September 30, 2005	$13.64	$10.87
December 31, 2005	$17.47	$11.07

March 31, 2004	$25.00	$19.00
June 30, 2004	$23.19	$18.58
September 30, 2004	$24.84	$9.04
December 31, 2004	$14.68	$9.91

(b) HOLDERS

As of March 29, 2006, there were approximately 33 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 3,000.

(c) DIVIDENDS

During 2005 and 2004, we have paid quarterly dividends of $0.08 per share. In December 2005 the Board of Directors announced a $0.12 per share dividend for shareholders of record on February 1, 2006. Although we paid the $0.12 per share dividend for the first quarter of 2006, payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company. All of the foregoing per-share amounts reflect our three-for-two stock split in September 2004.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2005. All equity compensation plans are approved by stock holders.

21st Century Holding Company

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stock holders*	931,258	$11.97	1,347,764

* Includes options from the 1998 Stock Option Plan, 2001 Franchise Program Stock Option Plan and the 2002 Stock Option Plan.

For additional information concerning our capitalization please see Note 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

21st Century Holding Company

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K

	(Amounts in 000's except Book value per share and EPS data)

	2005	2004	2003	2002	2001
Balance sheet data

Total assets	$290,155	$163,601	$106,696	$75,318	$56,229
Investments	100,086	84,382	47,290	25,378	17,507
Finance contracts, consumer loans and pay advances receivable, net	7,313	8,289	9,892	7,218	10,814

Total liabilities	249,387	138,625	74,649	57,220	42,019
Unpaid losses and LAE	154,039	46,571	24,570	16,984	11,005
Unearned premiums	61,839	50,153	34,123	28,934	14,951
Revolving credit outstanding	197	2,149	4,099	4,312	6,677

Total shareholders' equity	40,767	24,977	32,046	18,098	14,209

Book value per share	6.02	4.13	5.89	4.03	3.13

Basic net income (loss) per share from continuing operations	$1.78	$(2.33)	$1.96	$1.13	$(0.26)
Extraordinary gain	$—	$—	$—	$—	$0.25
Basic net income (loss) per share from discontinued operations	$0.17	$0.47	$(0.20)	$(0.12)	$(0.20)
Basic net income (loss) per share	$1.95	$(1.86)	$1.76	$1.01	$(0.21)
Fully diluted net income (loss) per share from continuing operations	$1.67	$(2.33)	$1.85	$1.13	$(0.26)
Fully diluted extraordinary gain	$—	$—	$—	$—	$(0.25)
Fully diluted net income (loss) per share from discontinued operations	$0.16	$0.47	$(0.18)	$(0.12)	$(0.20)
Fully diluted net income (loss) per share	$1.83	$(1.86)	$1.67	$1.01	$(0.21)
Cash dividends declared per share	$0.32	$0.32	$0.25	$0.10	$0.05

21st Century Holding Company

	Twelve Months Ended December 31,
	(Amounts in 000's except EPS and Dividends)

	2005	2004	2003	2002	2001
Operations Data:
Revenue:
Gross premiums written	$119,440	$100,662	$72,991	$63,036	$34,271
Gross premiums ceded	(31,414)	(15,486)	(22,091)	(27,765)	(12,789)

Net premiums written	88,026	85,176	50,901	35,271	21,482

Increase (decrease) in prepaid reinsurance premiums	6,623	(2,905)	(3,428)	5,691	686
(Increase) in unearned premiums	(11,686)	(16,030)	(5,188)	(14,048)	(1,913)
Net change in prepaid reinsurance premiums and unearned premiums	(5,063)	(18,935)	(8,616)	(8,357)	(1,226)

Net premiums earned	82,963	66,241	42,285	26,915	20,256
Finance revenue	3,567	3,668	4,328	4,453	5,268
Managing general agent fees	2,420	2,040	2,329	1,970	5,871
Net investment income	3,841	3,172	1,624	1,254	1,067
Net realized investment gains (losses)	458	689	2,231	(1,370)	(2,912)
Other income	1,419	762	792	770	1,379

Total revenue	94,669	76,571	53,588	33,991	30,928

Expenses:
Loss and LAE	48,336	74,993	27,509	15,987	16,155
Operating and underwriting expenses	8,219	8,140	7,249	6,368	9,358
Salaries and wages	6,384	6,134	5,426	4,562	4,674
Interest expense	1,398	1,087	607	353	588
Amortization of deferred acquisition costs, net	14,561	8,423	(854)	(2,064)	1,467
Amortization of goodwill	—	—	—	—	540

Total expenses	78,899	98,777	39,937	25,206	32,782

Income (loss) from continuing operations before provision (benefit) for income tax expense	15,771	(22,206)	13,652	8,785	(1,854)
Provision (benefit) for income tax expense	4,690	(8,601)	4,358	3,686	(631)

Net income (loss) from continuing operation before extraordinary gain	11,081	(13,605)	9,294	5,100	(1,223)

Extraordinary gain	—	—	—	—	1,186

Net income (loss) from continuing operations and extraordinary gain	11,081	(13,605)	9,294	5,100	(37)

Discontinued operations:
Income (loss) on discontinued operations	—	4,484	(1,365)	(912)	(955)
Gain on sale of disposal	1,630	—	—	—	—
Income (loss) on discontinued operations before tax provision (benefit)	1,630	4,484	(1,365)	(912)	(955)
Provision (benefit) for income tax expense	595	1,737	(436)	(383)	—
Income (loss) on discontinued operations	1,035	2,747	(929)	(530)	(955)
Net income (loss)	$12,116	$(10,858)	$8,365	$4,570	$(992)

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income and other administrative fees from the marketing of companies’ products through our distribution network.

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

The most significant events affecting our results of operations and financial condition were the impacts of the 2006-2005 and 2004-2005 hurricane seasons. Federated National incurred significant losses relative to its homeowners’ insurance line of business. For further discussions relative to the hurricanes’ impact please see our section titled “REINSURANCE”

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2005 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2006	2007-2008	2009-2010	After 2010
Subordinated debt	$10,208	$6,042	$4,167	$—	$—
Operating leases	3,810	465	1,115	1,115	1,115
Total	$14,018	$6,507	$5,282	$1,115	$1,115

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and LAE, the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize up to 6 different actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated loss adjustment expenses, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards (“SFAS”), No.5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

Please see Note 2 of the Notes to Consolidated Financial Statements for additional discussions regarding critical accounting policies.

ACCOUNTING CHANGES

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. We do not expect that adoption of this FSP 115-1 will have a material impact on the Company’s net income in 2006.

In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts" (“SOP 05-1”). This statement provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. The accounting treatment for such replacements depends on whether, under the provisions of the SOP, the replacement contract is considered substantially changed from the replaced contract. A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract. A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract. SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company plans to adopt this statement beginning with the fiscal quarter beginning January 1, 2006. We do not expect that adoption of this SOP will have a material impact on the Company’s net income in 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123, Share-Based Payments (revised 2004) (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R will be effective for 21st Century’s fiscal quarter beginning July 1, 2005. We have not yet determined the effect on us of the adoption of SFAS No. 123R.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to deliberate again certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 2.

In May 2003, the FASB issued SFAS, No 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. In July 2003 and September 2004, we completed private placements of our 6% Senior Subordinated Notes. These notes fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 and were originally presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2005 as Compared to December 31, 2004

Total Investments

SFAS No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading securities or Available-for-sale.

Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for the sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income”.

Total Investments increased $15.7 million, or 18.6%, to $100.1 million as of December 31, 2005, as compared to $84.4 million as of December 31, 2004. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

We did not hold any non-traded investment securities during 2005 or 2004.

Below is a summary of unrecognized impairment loss at December 31, 2005 and 2004 by category.

	Net Unrealized Gains (Losses)
	Years Ended December 31,
	2005	2004
Fixed maturities:
U.S. government obligations	$(618,704)	$(582,310)
Obligations of states and political subdivisions	(135,305)	(4,501)
	(754,009)	(586,811)

Corporate securities:
Communications	14,735	23,299
Financial	(225,768)	(11,220)
Other	(19,682)	64,377
	(230,715)	76,456
Equity securities:
Preferred stocks	—	—
Common stocks	(1,479,994)	(312,410)
	(1,479,994)	(312,410)

Total fixed, corporate and equity securities	$(2,464,718)	$(822,765)

During December 2005, we classified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated by our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program.

An analysis of our portfolio indicates that as of December 31, 2005 19.5%, or $0.4 million of unrealized losses relate to the remaining bonds classified as available for sale and have continuously been in an unrealized loss position for more than twelve months. Additionally, as of December 31, 2005, $0.2 million of unrealized losses relate to bonds classified as held to maturity that have been in an unrealized loss position for more than twelve months.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to FASB 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the Shareholders' equity account titled Other Comprehensive Income. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principle and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels.

The investments held at the end of the year were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings however, sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial, automotive, and conglomerate industries. Approximately half of the equity holdings are in income funds while the other half is invested in equities related to the mortgage investment industry and business service industry.

The unrealized loss positions relative to the federal and state holdings are directly attributed to the fluctuations in the current interest rates. The impairments relative to the corporate bonds are the result of holdings in the financial and United States automotive industry. The financial industry is also affected by the fluctuations in current interest rates. The United States automotive industry has been significantly affected by a rise in gas, oil prices and foreign competition. As was widely publicized during the end of 2005, labor and benefit reductions were made in an effort to bolster long-term profitability. Finally, the unrealized losses relative to our equity holdings is attributable to the volatility of such holdings which are affected by rising interest rates.

We have determined that all of these securities do not qualify for other than temporary impairment or permanent impairment status. Our rational includes, but is not limited to, Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value. For a further discussion on our investments please refer to Footnote three, titled INVESTMENTS.

Cash and Cash Equivalents

Cash and cash equivalents, which include cash, certificates of deposits, and money market accounts, remained unchanged at approximately $6.1 million as of December 31, 2005, as compared to December 31, 2004. These balances are held primarily in money market accounts.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $1.0 million, or 11.8%, to $7.3 million as of December 31, 2005, as compared to $8.3 million as of December 31, 2004. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $6.6 million, or 120.2%, to $12.1 million as of December 31, 2005, as compared to $5.5 million as of December 31, 2004. The increase is due to the overall rise in the cost of reinsurance premiums associated with our homeowners’ book of business premiums, our payment patterns, and the amortization of prepaid reinsurance premiums.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.5 million, or 24.6%, to $7.5 million as of December 31, 2005, as compared to $6.0 million as of December 31, 2004.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The largest component of the increase relates to our expanding commercial general liability insurance business for which premiums receivable increased $2.1 million, or 968%, to $2.3 million as of December 31, 2005, as compared to $0.2 million as of December 31, 2004.

Additional components of the premium receivable include amounts in connection with our homeowners’ business which increased $1.0 million, or 100.2%, to $1.9 million as of December 31, 2005, compared to $1.0 million as of December 31, 2004. The increase in the homeowner’s receivable is due to the Company’s success in expanding homeowner’s written premium.

Premiums receivable in connection with our automobile line of business decreased by $1.7 million, or 2.8%, to $4.2 million as of December 31, 2005 compared to $5.8 million as of December 31, 2004. The decrease in automobile related premiums receivable is associated with the sale of our distribution channels in connection with the sale of our agencies, effective December 31, 2004.

Reinsurance Recoverable

Reinsurance recoverable increased $111.2 million, or 436.2%, to $136.7 million as of December 31, 2005, as compared to $25.5 million as of December 31, 2004. The increase is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements. All amounts are considered current; the private reinsurance recoverable is collateralized by irrevocable letters of credit in favor of Federated National.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $2.2 million, or 32.0%, to $9.2 million as of December 31, 2005, as compared to $7.0 million as of December 31, 2004. Contributing to the increased acquisition costs is the 2004 sale of our captive agencies, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

Income Taxes Recoverable

Income taxes recoverable decreased to nothing, as of December 31, 2005, as compared to $7.9 million as of December 31, 2004. The decline is due to the collection of previously paid income taxes, which were available through net operating loss carry-backs to years ended December 31, 2003 and 2002.

Deferred Income Taxes, net

Deferred income taxes, net, decreased $1.0 million, or 26.0%, to $2.7 million as of December 31, 2005, as compared to $3.7 million as of December 31, 2004. The decline is primarily due to a $0.8 million increase in the deferred tax liability in connection with deferred acquisition costs, net.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.4 million, or 8.7%, to $3.9 million as of December 31, 2005, as compared to $4.3 million as of December 31, 2004. The net decrease is due to the natural aging of our fixed assets for which accumulated depreciation increased $0.4 million, or 20.0%, to $2.4 million as of December 31, 2005, as compared to $2.0 million as of December 31, 2004.

Goodwill, net

Goodwill, net, decreased to nothing, as of December 31, 2005, as compared to $0.2 million as of December 31, 2004. The decline is due to the sale of our interest in Express Tax on January 1, 2005.

Other Assets

Other assets decreased $0.2 million, or 5.0%, to $4.6 million as of December 31, 2005, as compared to $4.8 million as of December 31, 2004. Other assets, as of December 31, 2005, includes $2.0 million related to Federated National’s statutory approval to recoup the Citizens assessment by adding a surcharge to homeowner insurance policies in an amount limited to the assessment. For further discussion see Footnote (12) Commitments and Contingencies. Major components of other assets are as follows:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
	December 31,
	2005	2004
Accrued interest income	$734,059	$605,484
Notes receivable	—	64,320
Unamortized loan costs	310,832	837,665
Compensating cash balances	363,021	156,070
Due from sale of discontinued operations, net (see note 24)	410,000	2,587,343
Recoupment of Citizen's assessment	2,025,210	—
Other	736,941	572,060
Total	$4,580,063	$4,822,942

Unpaid Losses and LAE

Unpaid losses and LAE increased $107.5 million, or 230.8%, to $154.0 million as of December 31, 2005, as compared to $46.6 million as of December 31, 2004. The increase in unpaid losses and LAE relates to our payment patterns relative to the settling of hurricane related claims. Case reserves totaled $93.7 million and $31.2 million, and IBNR reserves totaled $60.3 million and $15.4 million as of December 31, 2005 and December 31, 2004, respectively. Federated National’s reserves increased by $101.9 million as of the year ended December 31, 2005 as compared to the year end December 31, 2004. American Vehicle’s reserves increased by $5.6 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. For further discussion, see “Loss and LAE” below.

Unearned Premium

Unearned premiums increased $11.7 million, or 23.3%, to $61.8 million, as of December 31, 2005, as compared to $50.1 million, as of December 31, 2004. The increase was due to an $11.5 million increase in unearned homeowner’s insurance premiums, a $4.4 million increase in unearned commercial liability premiums, a $3.7 million decrease in unearned automobile premiums, and a $0.5 million decrease in unearned mobile home insurance premiums. These changes reflect our continued emphasis in 2005 on property and commercial general liability insurance products.

Premium Deposits

Premium deposits increased $0.3 million, or 14.6%, to $2.1 million, as of December 31, 2005, as compared to $1.9 million, as of December 31, 2004. Premium deposits represent payments received by the Company for insurance policies with an effective date of coverage that is beyond the balance sheet dates. The increase was due to a $0.4 million increase in homeowner’s insurance premium deposits, offset by a combined $0.1 million decrease in mobile home insurance, automobile, and commercial liability premium deposits.

Revolving Credit Outstanding

Revolving credit outstanding decreased $2.0 million, or 90.8%, to $0.2 million, as of December 31, 2005, as compared to $2.1 million, as of December 31, 2004. The decrease is due to our cash management efforts, requested credit reduction from the lender, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank Overdraft

Bank overdraft decreased $2.6 million, or 17.5%, to $12.2 million as of December 31, 2005 as compared to $14.8 million as of December 31, 2004. Bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties increased to $1.5 million as of December 31, 2005, as compared to nothing as of December 31, 2004. During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens Property Insurance Corporation “Citizens” determined a 2004 plan year deficit existed in the High Risk Account. The Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, the Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment and it is scheduled to begin in March 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers.

Income Taxes Payable

Income taxes payable increased to $3.0 million as of December 31, 2005, as compared to nothing as of December 31, 2004. The increase is due to our return to profitable operations.

Subordinated Debt

Subordinated Debt decreased $6.7 million, or 40.0%, to $10.2 million, as of December 31, 2005, as compared to $16.9 million, as of December 31, 2004. The decrease is in connection with the quarterly principle payments as scheduled. Please see Note 22 to our Consolidated Financial Statements included under item 8 of this Report on Form 10-K, for further discussion.

Deferred Income from Sale of Agency Operations

Deferred income from sale of agency operations decreased to nothing, as of December 31, 2005, as compared to $2.5 million as of December 31, 2004. This reflects the contractual provisions associated with the December 31, 2004 sale of our non-standard automobile insurance agency business in Florida that provided for a post-closing payment of up to $2.5 million provided that certain performance criteria are met. We have reflected in current year operations, in other income, a $0.41 million receivable, net of a $0.70 million allowance in connection with this transaction. Please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K, for further discussion.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $0.6 million, or 17.8%, to $4.2 million, as of December 31, 2005, as compared to $3.5 million, as of December 31, 2004. The increase is due to our cash management efforts and timing of payments with our trade vendors.

RESULTS OF OPERATIONS
Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

Gross Premiums Written

Gross premiums written increased $18.8 million, or 18.7%, to $119.4 million for the year ended December 31, 2005, as compared to $100.7 million for the comparable period in 2004. The following table denotes gross premiums written by major product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Twelve months ended December 31,
	2005		2004
Automobile	$20,664,832	17.30%	$24,239,000	24.08%
Homeowners'	75,741,414	63.41%	62,400,283	61.99%
Commercial liability	22,593,477	18.92%	12,509,943	12.43%
Mobile home owners'	440,574	0.37%	1,512,799	1.50%
Gross written premiums	$119,440,297	100.00%	$100,662,025	100.00%

As noted above, the Company’s efforts to expand commercial liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $22.6 million for the year ended December 31, 2005, as compared to $12.5 million for the same period in the prior year. Furthermore, these policies reflect an increased percentage of the Company’s total gross premiums written, increasing to 18.9% of total premiums written in the year ended December 31, 2005, as compared to 12.42% in the same period of fiscal 2004.

The Company’s sale of homeowners’ policies increased $13.3 million, or 21%, to $75.7 million for the year ended December 31, 2005, as compared to $62.4 million in the same period of fiscal 2004. The increase in our homeowners’ gross premium written is primarily due to the Company’s rate increase of 22.4% that was affected December 1, 2004. The approximate average premium on the policies currently in force is approximately $1,849, as compared to $1,571 for 2004, and the typical deductible is $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims. The Company increased its rates again by an average 14.9% as of December 31, 2005.

The Company’s sale of auto insurance policies is relatively steady with premiums relatively constant at $20.7 million for the year ended December 31, 2005, as compared to $24.2 million in the same period of fiscal 2004, despite the sale of the Company’s captive agents who handled most of the auto insurance policies.

In 2004, the Company made a conscious decision to decrease its sale of mobile home policies and consequently, its sales of these policies have decreased to $0.4 million in the year ended December 31, 2005, representing 0.37% of total premiums written.

Gross Premiums Ceded

Gross premiums ceded increased $15.9 million, or 102.9%, to $31.4 million for the year ended December 31, 2005, as compared to $15.5 million for the year ended December 31, 2004. The change is associated with our increased homeowners’ insurance premium volume and our reinsurance costs.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $6.6 million for the year ended December 31, 2005, as compared to the decrease in prepaid reinsurance premiums of $2.9 million for the year ended December 31, 2004. The increased credit toward written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $11.7 million for the year ended December 31, 2005, as compared to $16.0 million for the year ended December 31, 2004. The increase in unearned premiums of $11.7 million for the year ended December 31, 2005 was due to an $11.5 million increase in unearned homeowners’ insurance premiums, a $4.4 million increase in unearned commercial liability premiums, a $3.7 million decrease in unearned automobile premiums, and a $0.5 million decrease in unearned mobile home insurance premiums. These changes reflect our continued growth along our homeowners’ and commercial liability lines of business. For further discussion, see “Unearned Premiums” above.

Finance Revenue

Finance revenue decreased $0.1 million, or 2.8%, to $3.6 million for the year ended December 31, 2005, as compared to $3.7 million for the year ended December 31, 2004. The modest decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Managing General Agent Fees

Managing general agent fees increased $0.4 million, or 18.6%, to $2.4 million for the year ended December 31, 2005, as compared to $2.0 million for the year ended December 31, 2004. The change reflects an overall increase in the production of insurance policies with higher rates.

Net Investment Income

Net investment income increased $0.7 million, or 21.1%, to $3.8 million for the year ended December 31, 2005, as compared to $3.2 million for the year ended December 31, 2004. The increase in investment income is primarily a result of the additional amounts of invested assets, offset by a modest decrease in overall yield to 4.16% for the year ended December 31, 2005, as compared to a yield of 4.82% for the year ended December 31, 2004.

Net Realized Investment Gains

Net realized investment gains decreased by $.2 million, or 33.5%, to $0.5 million for the year ended December 31, 2005, as compared $0.7 million for the year ended December 31, 2004. The table below reflects the gains and losses by investment category.

	For the year ending December 31,
	2005	2004
Realized gains:
Fixed securities	$36,981	$62,513
Equity securities	664,162	894,883
Total realized gains	701,143	957,396

Realized losses:
Fixed securities	(136,570)	(42,911)
Equity securities	(106,267)	(225,809)
Total realized losses	(242,837)	(268,720)

Net realized gains (losses) on investments	$458,306	$688,676

Other Income

Other income increased by $0.7 million, or 86.3%, to $1.4 million for the year ended December 31, 2005, as compared to $0.8 million for the year ended December 31, 2004. During the year ended December 31, 2005, the Company recognized other income totaling $0.4 million (net of $0.7 million valuation allowance) in connection with the recognition of deferred gain stemming from the sale of certain assets and liabilities relative to the agency operations. Additional components contained in other income include $0.3 million in building rents for both years ended December 31, 2005 and 2004, and commission based fee income from various arrangements totaling $0.7 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

Loss and LAE

Loss and LAE decreased by $26.7 million, or 35.5%, to $48.3 million for the year ended December 31, 2005, as compared to $75.0 million as of December 31, 2004. The decrease is due primarily to the Company’s reinsurance retention philosophy in connection with the frequency and severity stemming from the four hurricanes that occurred in July, August September and October of 2005, and the four hurricanes that occurred in August and September of 2004 which were partially offset by the impact of the improved automobile loss experience due to management’s efforts to migrate from predominately liability only policies to full-coverage type automobile policies.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects a charge to current year earnings of $8.9 million, net of reinsurance recoveries of $146.6 million, stemming from the four hurricanes that occurred during the year ended December 31, 2005 as indicated below.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.7	$—	$2.7
Katrina (August 25)	2,076	14.6	11.6	3.0
Rita (September 20)	24	0.2	—	0.2
Wilma (October 24)	10,039	138.0	135.0	3.0

Total Loss Estimate	12,461	$155.5	$146.6	$8.9

The table below reflects a charge to current year earnings of $10.6 million, net of reinsurance recoveries of $27.8 million, stemming from the four hurricanes that occurred in August and September of 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	129	$15.3	$15.3	$—
Frances (September 3)	480	12.5	12.5	—
Ivan (September 14)	45	7.3	—	7.3
Jeanne (September 25)	(108)	3.3	—	3.3

Total Loss Estimate	546	$38.4	$27.8	$10.6

Our loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2005 was 58.26% compared with 113.21% for the same period in 2004. The table below reflects the loss ratios by product line.

	Twelve months ended December 31,
	2005	2004
Automobile	74.89%	73.18%
Homeowners'	65.89%	171.30%
Commercial liability	19.10%	18.74%
All lines	58.26%	113.21%

Loss and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. Management revises its estimates based on the results of its analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.1 million, or 1.0%, to $8.2 million for the year ended December 31, 2005, as compared to $8.1 million for the year ended December 31, 2004. The modest increase is primarily due to premium taxes, which increased $0.6 million, or 43.1%, to $1.9 million for the year ended December 31, 2005, as compared to $1.3 million for the year ended December 31, 2004. Premium tax expense is directly correlated to written premium, which experienced an increase over 2004.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages increased $0.2 million, or 4.1%, to $6.4 million for the year ended December 31, 2005, as compared to $6.1 million for the year ended December 31, 2004. Management believes that the modest increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. Management further believes that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense increased by $0.3 million, or 28.5%, to $1.4 million for the year ended December 31, 2005, as compared to $1.1 million as of December 31, 2004. The increase in interest expense is attributed to approximately $0.4 million associated with the July 2003 and September 2004 Notes, mitigated by a decrease totaling approximately $0.1 million in interest expense in connection with our reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $6.1 million, or 72.9%, to $14.6 million for year ended December 31, 2005, as compared to $8.4 million for the year ended December 31, 2004. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

The increase in policy acquisition costs, net of amortization, is primarily attributable to the sale of our captive agencies in December of 2004, wherein our cost of acquiring policies from those agencies will no longer be eliminated under the principles of consolidation.

RESULTS OF OPERATIONS
Year Ended December 31, 2004 as Compared to December 31, 2003

Gross Premiums Written

Gross premiums written increased $27.7 million, or 37.9%, to $100.7 million for the year ended December 31, 2004, as compared to $73.0 million for the comparable period in 2003. The following table denotes gross premiums written by major product line.

	Year eneded December 31,
	2004		2003
Automobile	$24,239,001	24.1%	$49,297,915	67.5%
Homeowners'	62,400,283	62.0%	16,804,497	23.0%
Commercial liability	12,509,942	12.4%	5,149,944	7.1%
Mobile home owners'	1,512,799	1.5%	1,739,078	2.4%
Gross written premiums	$100,662,025	100.0%	$72,991,434	100.0%

This table reflects the success of our continued efforts to expand our line of insurance products to include products other than automobile insurance.

Gross Premiums Ceded

Gross premiums ceded decreased $6.6 million, or 29.9%, to $15.5 million for the year ended December 31, 2004, from $22.1 million for the year ended December 31, 2003. The decrease due to the decline in our ceded quota-share reinsurance associated with our automobile insurance which totaled $20.5 million and was offset by a $13.9 million increase in ceded premiums associated with our property lines of business.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increase (Decrease) in Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $0.5 million, or 15.3%, to ($2.9) million as of December 31, 2004, from ($3.4) million for the year ended December 31, 2003. The decrease is due primarily to our decreased reliance on quota-share reinsurance for its automobile insurance products.

Increase in Unearned Premiums

The increase in unearned premiums rose by $10.8 million, or 209.0%, to ($16.0) million as of December 31, 2004, as compared to ($5.2) million as of December 31, 2003. The unearned premium liability increase of $16.0 million during 2004 is net of homeowner and commercial liability unearned premiums increases of $18.9 million and $2.7 million, respectively, and is offset by automobile unearned premiums decreases of $5.5 million. These changes reflect our continued emphasis in 2004 on property and commercial general liability insurance products.

Managing General Agent Fees

Managing General Agent Fees decreased modestly by $0.2 million, or 11.0%, to $2.1 million as compared to $2.3 million as of December 31, 2003. The decrease reflects an overall decrease in the production of insurance policies mitigated by policies with higher rates and volume of one-year term policies.

Net Investment Income

Net investment income increased by $1.6 million, or 95.3%, to $3.2 million for the year ended December 31, 2004, as compared to $1.6 million for the year ended December 31, 2003. The increase in investment income is a result of the additional amounts of invested assets. Our overall investment yield increased by .35%, from 4.47% for the year ended December 31, 2003 to 4.82% for the year ended December 31, 2004.

Net Realized Investment Gains (Losses)

Net realized investment gains decreased by $1.5 million, or 69.1%, to $0.7 million for the year ended December 31, 2004 as compared $2.2 million for the year ended December 31, 2003. The table below reflects the gains and losses by investment category.

	For the year ending December 31,

	2004	2003
Realized gains:
Fixed securities	$62,513	$1,590,936
Equity securities	894,883	1,230,118
Total realized gains	957,396	2,821,054

Realized losses:
Fixed securities	(42,911)	(508,299)
Equity securities	(225,809)	(81,422)
Total realized losses	(268,720)	(589,721)

Net realized gains (losses) on investments	$688,676	$2,231,333

Losses and LAE

Losses and LAE increased by $47.5 million, or 172.6%, to $75.0 million for the year ended December 31, 2004, as compared to $27.5 million as of December 31, 2003. The increase is due to the impact of the 2004 hurricane season wherein August and September of 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ insurance line of business. The Company's loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2004 was 113.21% compared with 61.30% for the same period in 2003. The table below reflects the loss ratios by product line.

	For the year ending December 31,
	2004	2003
Automobile	73.18%	79.51%
Homeowners'	166.54%	21.30%
Commercial liability	18.74%	18.50%
Mobile home owners'	238.79%	28.74%
All Product Lines	113.21%	61.30%

Approximately 8,500 policyholders have filed hurricane-related claims totaling an estimated $105.4 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $39.1 million and $4.4 million for homeowners’ and mobile homeowners’, respectively, net of reinsurance recoveries. As of September 30, 2004 approximately 7,500 policyholders had filed hurricane-related claims totaling an estimated $62.0 million, of which we estimated that our share of the costs associated with these hurricanes will be approximately $33.0 million, net of reinsurance recoveries.

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

The excess of loss treaty also insures us for an additional $34 million in excess of the Company’s $10 million retention plus the next $24 million as described above. Accordingly, loss and LAE incurred for Hurricanes Ivan, Jeanne and any subsequent catastrophic events through June 30, 2005, up to $34 million each, are the responsibility of the Company.

Furthermore, as a result of the 2004 hurricanes, we incurred a net reinstatement insurance premium of $3.0 million that is amortized through operations from the reinstatement date of August 13, 2004 to June 30, 2005.

The All Products Lines loss ratio of 113.21% as of December 31, 2004 would have been 47.42% without the impact of the four hurricanes in August and September of 2004. The four hurricanes in August and September of 2004 increased our homeowners’ and mobile homeowners’ loss ratio for the year ended December 31, 2004 by approximately 129.14 percentage points and 205.67 percentage points, respectively.

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

Salaries and Wages

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

Policy Acquisition Costs, Net of Amortization

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005, our primary sources of capital were revenues generated from operations, including increased unpaid losses and LAE, increased unearned premiums and realized income tax recoveries. Additionally, operational sources of capital came from increased income taxes payable, and an increase in funds held under reinsurance treaties. Also contributing to our liquidity were proceeds from the sale of investment securities available for sale, exercised employee stock options, exercised warrants and the sale of our interests in Express Tax and EXPRESSTAX. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2005, operations provided net operating cash flow of $19.4 million, as compared to $24.0 million and $12.3 million for the years ended December 31, 2004 and 2003, respectively.

For the year ended December 31, 2005, operations generated $147.9 million of gross cash flow, due to a $107.5 million increase in unpaid losses and LAE, an $11.7 million increase in unearned premiums, a $7.9 million decrease in income taxes recoverable in conjunction with a $3.0 million increase in income taxes payable stemming from current year profitable results of operations. Operations also generated sources of cash through a $1.5 million increase in funds held under reinsurance treaties, a $1.0 million decrease in deferred income tax expense and a $0.6 million decrease in the provision for credit losses. To a much less significant extent, operations generated additional sources of cash via a $0.5 million in net realized investment gains, a $0.5 million increase in accounts payable and accrued expenses, $0.4 million in depreciation and amortization, a $0.3 million decrease in finance contracts receivable, $0.3 million of common stock issued for interest on debt, as well as a $0.3 million increase in premium deposits, and $0.2 million in goodwill; all in conjunction with net income of $12.1 million.

For the year ended December 31, 2005, operations used $128.5 million of gross cash flow primarily due to a $111.2 million increase in due from reinsurers, net, a $6.6 million increase in prepaid reinsurance premiums, a $2.6 million decrease in bank overdrafts, a $2.3 million increase in other assets, $2.2 million increase in policy acquisition costs, net of amortization and $1.6 million in connection with our sale of discontinued operations. Other uses of cash include a $1.2 million increase in premiums receivable, a $0.3 million decrease to the provision for uncollectible premiums receivable, a $0.3 million decrease in the equity of the subsidiary sold, and $0.2 million in amortization of investment premiums, net.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the year ended December 31, 2005, net investing activities used $15.5 million, as compared to $36.3 million and $21.9 million for the years ended December 31, 2004 and 2003, respectively. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For the year ended December 31, 2005, investing activities generated $122.5 million and used $139.5 million from the maturity several times over of our very short municipal portfolio. Other changes to cash flow from investing activities included $1.7 million generated in connection with our sale of discontinued operations, and $0.2 million used to purchase property and equipment.

For the year ended December 31, 2005, net financing activities used $4.7 million, as compared to the $11.7 million and $12.2 million provided for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, the source of cash in connection with financing activities was from the exercise of stock options and totaled $2.8 million. Uses of cash in connection with financing activities included the regularly scheduled retirement of our Notes totaling $5.0 million, dividends paid totaling $2.3 million and $2.0 million in connection with the reduction of our outstanding revolving credit.

Federated Premium’s operations are partially funded by the Revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 6.39%, 5.71%, and 5.59% for the years ended December 31, 2005, 2004, and 2003, respectively. Interest expense on this revolving credit line for the years ended December 31, 2005, 2004, and 2003 totaled approximately $75,000, $178,000, and $57,000, respectively.

Outstanding borrowings under the Revolving Agreement as of December 31, 2005 were approximately $0.2 million. The $0.1 million outstanding borrowings in excess of the $2.0 million credit limit as of December 31, 2004 was permissible by reason of a compensating cash balance of $0.2 million that was held for the benefit of WPAC and was included in other assets as of December 31, 2004.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We believe that our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2005 were approximately $11.2 million and $18.0 million, respectively, and their statutory net income(loss) for the year ended December 31, 2005 were ($2.2) million and $2.9 million, respectively.

As of December 31, 2005, 2004, and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitle the holder to purchase ¾ of one share of our Common Stock at an exercise price of $12.744 per whole share (as adjusted for the Company’s three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 612,075. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance. During the third quarter of 2005, the Company purchased and ultimately retired 300,000 of the 2003 Warrants (or the equivalent of 225,000 shares of common stock) issued in connection with the July 2003 Notes for a total of $240,000 plus broker fees.

On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the “September 2004 Notes”). These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the “2004 Warrants”), the terms of which are similar to our July 2003 Notes and 2003 Warrants, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2005

	(Amounts in 000's except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Continuing Operations:
Revenue:
Net premiums earned	$18,835	$21,889	$20,702	$21,537
Other revenue	3,032	2,756	2,953	2,964
Total revenue	21,867	24,646	23,656	24,502

Expenses:
Losses and LAE	6,910	12,309	13,276	15,842
Other expenses	7,417	7,389	7,443	8,314
Total expenses	14,327	19,697	20,719	24,156

Income from continuing operations before provision (benefit) for income tax expense	7,540	4,948	2,937	346
Provision (benefit) for income tax expense	2,754	1,925	1,084	(1,073)

Net income from continuing operations	4,786	3,024	1,853	1,419

Discontinued Operations:

Gain on sale of discontinued operations	1,630	—	—	—

Income from discontinued operations before provision for income tax expense	1,630	—	—	—
Provision for income tax expense	595	—	—	—

Net income from discontinued operations	1,035	—	—	—

Income before provision (benefit) for income tax expense	9,170	4,948	2,937	346
Provision (benefit) for income tax expense	3,349	1,925	1,084	(1,073)
Net income	$5,820	$3,024	$1,853	$1,419

Basic net income per share from continuing operations	$0.78	$0.48	$0.29	$0.22

Basic net income per share from discontinued operations	$0.17	$—	$—	$—

Basic net income per share	$0.95	$0.48	$0.29	$0.22

Fully diluted net income per share from continuing operations	$0.73	$0.46	$0.28	$0.21

Fully diluted net income per share from discontinued operations	$0.16	$—	$—	$—

Fully diluted net income per share	$0.89	$0.46	$0.28	$0.21

Weighted average number of common shares outstanding	6,153	6,349	6,384	6,502

Weighted average number of common shares outstanding (assuming dilution)	6,532	6,621	6,589	6,873

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Year Ended December 31, 2004

	(Amounts in 000's except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Continuing Operations:
Revenue:
Net premiums earned	$13,008	$16,929	$18,766	$17,539
Other revenue	2,463	2,437	2,355	3,075
Total revenue	15,471	19,366	21,121	20,613

Expenses:
Losses and LAE	6,475	7,618	42,293	18,607
Other expenses	4,818	5,900	4,767	8,299
Total expenses	11,293	13,518	47,060	26,906

Income (loss) from continuing operations before provision (benefit) for income tax expense	4,178	5,848	(25,939)	(6,293)
Provision (benefit) for income tax expense	1,547	2,110	(9,334)	(2,924)

Net income (loss) from continuing operations	2,631	3,738	(16,604)	(3,369)

Discontinued Operations:
Revenue:
Other revenue	2,101	1,207	787	855
Total revenue	2,101	1,207	787	855

Expenses:
Other expenses	1,636	1,306	1,328	1,582
Total expenses	1,636	1,306	1,328	1,582

Gain on sale of discontinued operations	—	—	—	5,384

Income (loss) from discontinued operations before provision (benefit) for income tax expense	465	(99)	(540)	4,657
Provision (benefit) for income tax expense	172	(36)	(199)	1,799

Net income (loss) from discontinued operations	293	(63)	(342)	2,859

Income (loss) before provision (benefit) for income tax expense	4,643	5,749	(26,479)	(1,635)
Provision (benefit) for income tax expense	1,719	2,075	(9,533)	(1,125)
Net income (loss)	$2,924	$3,675	$(16,946)	$(510)

Basic net income (loss) per share from continuing operations	$0.47	$0.65	$(2.80)	$(0.56)

Basic net income (loss) per share from discontinued operations	$0.05	$(0.01)	$(0.06)	$0.47

Basic net income (loss) per share	$0.52	$0.63	$(2.86)	$(0.08)

Fully diluted net income (loss) per share from continuing operations	$0.43	$0.61	$(2.80)	$(0.56)

Fully diluted net income (loss) per share from discontinued operations	$0.05	$(0.01)	$(0.06)	$0.47

Fully diluted net income (loss) per share	$0.48	$0.60	$(2.86)	$(0.08)

Weighted average number of common shares outstanding	5,640	5,795	5,926	6,025

Weighted average number of common shares outstanding (assuming dilution)	6,087	6,084	6,280	6,269

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2005 and 2004, there were no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors or the Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2005, approximately 89.4% of investments were in fixed income securities and short-term investments, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 80% of the fixed maturities are considered available for sale and are marked to market. We may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)

Interest on fixed maturities	$2,970	$2,437	$1,463
Dividends on equity securities	660	165	109
Interest on short-term securities	209	23	27
Other	33	555	118

Total investment income	3,872	3,180	1,717
Investment expense	(31)	(8)	(93)
Net investment income	$3,841	$3,172	$1,624

Net realized gain (loss)	$458	$689	$2,231

The following table summarizes, by type, our investments as of December 31, 2005 and 2004

	December 31, 2005		December 31, 2004
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)		(Dollars in Thousands)

Fixed maturities, at market:
U.S. government agencies and authorities	$52,964	52.92%	$54,114	64.13%
Obligations of states and political subdivisions	29,051	29.03%	9,502	11.26%
Corporate securities	7,464	7.46%	5,971	7.08%
Total fixed maturities	89,479	89.40%	69,587	82.47%
Equity securities, at market	10,607	10.60%	14,795	17.53%
Total investments	$100,086	100.00%	$84,382	100.00%

21st Century Holding Company

Fixed maturities are carried on the balance sheet at market. At December 31, 2005 and 2004, fixed maturities had the following quality ratings by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, Standard and Poor's Corporation ratings were used:

	December 31, 2005		December 31, 2004
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)		(Dollars in Thousands)

AAA	$80,195	89.62%	$62,487	89.80%
AA	1,135	1.27%	425	0.60%
A	1,463	1.64%	2,532	3.64%
BBB	2,888	3.23%	3,840	5.52%
BB++	3,798	4.24%	303	0.44%
Not rated	—	—	—	—
	$89,479	100.00%	$69,587	100.00%

The following table summarizes, by maturity, the fixed maturities as of December 31, 2005 and 2004

	December 31, 2005		December 31, 2004
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)		(Dollars in Thousands)

Matures In:
One year or less	$11,289	12.61%	$390	0.56%
One year to five years	5,706	6.38%	6,892	9.90%
Five years to 10 years	44,763	50.03%	50,263	72.23%
More than 10 years	27,721	30.98%	12,042	17.31%
Total fixed maturities	$89,479	100.00%	$69,587	100.00%

At December 31, 2005, the weighted average maturity of the fixed maturities portfolio was approximately 7.5 years.

The following table provides information about the financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

								Carrying
	2006	2007	2008	2009	2010	Thereafter	Total	Amount
	(Dollars in Thousands)

Principal amount by expected maturity:
U.S. government agencies and authorities	$7,000	$—	$—	$400	$—	$44,900	$52,300	$52,964
Obligations of states and political subdivisions	—	950	745	1,495	—	25,760	28,950	29,051
Corporate securities	4,500		1,900	250	—	1,000	7,650	7,464
Collateralized mortgage obligations	—	—	—	—	—	—	—	—
Equity securities, at market	—	—	—	—	—	—	—	10,607
Mortgage notes receivable	—	—	—	—	—	—	—	—
All investments	$11,500	$950	$2,645	$2,145	$—	$71,660	$88,900	$100,086

Weighted average interest rate by expected maturity:
U.S. government agencies and authorities	3.00%	0.00%	0.00%	3.38%	0.00%	4.76%	4.49%
Obligations of states and political subdivisions	0.00%	4.17%	4.58%	4.88%	0.00%	4.12%	4.17%
Corporate securities	5.50%	0.00%	5.88%	7.51%	0.00%	4.46%	4.06%
Collateralized mortgage obligations	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage notes receivable	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.98%	4.17%	5.51%	4.90%	0.00%	4.53%	4.35%

21st Century Holding Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Independent Auditors’ Report	59
Consolidated Balance Sheets
as of December 31, 2005 and 2004	60
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003	61
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the years ended December 31, 2005, 2004 and 2003	62
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	63
Notes to Consolidated Financial Statements	65

21st Century Holding Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
21st Century Holding Company

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company and Subsidiaries (the “Company”), a Florida corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company and Subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

De Meo, Young, McGrath, CPA

Boca Raton, Florida

March 30, 2006

21st Century Holding Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	December 31, 2005	December 31, 2004

ASSETS
Investments
Fixed maturities, available for sale, at fair value	$69,787,809	$69,587,030
Fixed maturities, held to maturity, at amoritized cost	19,691,937	—
Equity securities, available for sale and at fair value	10,606,663	14,795,143

Total investments	100,086,409	84,382,173

Cash and cash equivalents	6,071,460	6,127,706
Finance contracts, net of allowance for credit losses of $419,455 in 2005 and $475,788 in
2004, and net of unearned finance charges of $379,212 in 2005 and $453,487 in 2004	7,312,736	8,289,356
Prepaid reinsurance premiums	12,133,734	5,510,379
Premiums receivable, net of allowance for credit losses of $158,150 and $541,851, respectively	7,505,631	6,024,913
Reinsurance recoverable, net	136,675,703	25,488,956
Deferred policy acquisition costs	9,183,654	6,957,168
Income taxes recoverable	—	7,915,424
Deferred income taxes, net	2,703,978	3,656,076
Property, plant and equipment, net	3,901,385	4,272,733
Other assets	4,580,063	4,822,942
Goodwill, net	—	153,546

Total assets	$290,154,753	$163,601,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$154,038,543	$46,570,679
Unearned premiums	61,839,051	50,152,711
Premiums deposits	2,144,863	1,871,683
Revolving credit outstanding	196,943	2,148,542
Bank overdraft	12,237,735	14,832,698
Funds held under reinsurance treaties	1,544,544	—
Income taxes payable	3,019,696	—
Subordinated debt	10,208,333	16,875,000
Deferred income from sale of agency operations	—	2,500,000
Accounts payable and accrued expenses	4,157,675	3,673,324

Total liabilities	249,387,383	138,624,637

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued 7,468,713 and
6,744,791 shares, respectively; Outstanding 6,771,864 and 6,047,942, respectively	74,688	67,448
Additional paid-in capital	31,825,053	26,310,147
Accumulated other comprehensive (deficit)	(1,537,243)	(504,972)
Retained earnings	10,404,872	883,757
Treasury stock, 696,849 shares, at cost	—	(1,779,645)
Total shareholders' equity	40,767,370	24,976,735
Total liabilities and shareholders' equity	$290,154,753	$163,601,372

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenue:
Gross premiums written	$119,440,297	$100,662,025	$72,991,434
Gross premiums ceded	(31,413,815)	(15,485,917)	(22,090,644)

Net premiums written	88,026,482	85,176,108	50,900,790

Increase (Decrease) in prepaid reinsurance premiums	6,623,354	(2,904,716)	(3,427,818)
(Increase) in unearned premiums	(11,686,340)	(16,030,048)	(5,188,177)
Net change in prepaid reinsurance premiums and unearned premiums	(5,062,986)	(18,934,764)	(8,615,995)

Net premiums earned	82,963,496	66,241,344	42,284,795
Finance revenue	3,566,870	3,667,837	4,327,675
Managing general agent fees	2,420,017	2,039,783	2,328,681
Net investment income	3,841,154	3,171,620	1,624,216
Net realized investment gains	458,306	688,676	2,231,333
Other income	1,419,494	762,164	791,718

Total revenue	94,669,337	76,571,424	53,588,418

Expenses:
Loss and LAE	48,336,430	74,992,781	27,508,979
Operating and underwriting expenses	8,219,324	8,139,812	7,249,440
Salaries and wages	6,384,082	6,134,168	5,425,538
Interest expense	1,397,639	1,087,494	606,910
Policy acquisition costs, net of amortization	14,561,110	8,422,808	(854,279)

Total expenses	78,898,585	98,777,063	39,936,588

Income (loss) from continuing operations before provision (benefit) for income tax expense	15,770,752	(22,205,639)	13,651,830
Provision (benefit) for income tax expense	4,689,826	(8,600,911)	4,357,960

Net income (loss) from continuing operations	11,080,926	(13,604,728)	9,293,870

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $1,630,000, $5,384,050, and $0, respectively)	1,630,000	4,483,577	(1,364,605)
Provision (benefit) for income tax expense	595,396	1,736,624	(435,611)
Income (loss) from discontinued operations	1,034,604	2,746,953	(928,994)

Net income (loss)	$12,115,530	$(10,857,775)	$8,364,876

Basic net income (loss) per share from continuing operations	$1.78	$(2.33)	$1.96

Basic net income (loss) per share from discontinued operations	$0.17	$0.47	$(0.20)

Basic net income (loss) per share	$1.95	$(1.86)	$1.76

Fully diluted net income (loss) per share from continuing operations	$1.67	$(2.33)	$1.85

Fully diluted net income (loss) per share from discontinued operations	$0.16	$0.47	$(0.18)

Fully diluted net income (loss) per share	$1.83	$(1.86)	$1.67

Weighted average number of common shares outstanding	6,228,043	5,847,102	4,756,972

Weighted average number of common shares outstanding (assuming dilution)	6,628,076	6,211,625	5,022,938

Dividends declared per share	$0.32	$0.32	$0.25

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				Accumulated
			Additional	Other			Total
	Comprehensive	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholder's
	Income	Stock	Capital	Deficit	Earnings	Stock	Equity
Balance as of December 31, 2002		$51,176	$12,838,484	$(227,091)	$6,521,027	$(1,085,932)	$18,097,664

Net Income	$8,364,876				$8,364,876		8,364,876
Cash Dividends					(1,242,678)		(1,242,678)
Acquisition of common shares						(681,842)	(681,842)
Stock options exercised		9,539	6,859,107				6,868,646
Stock issued in lieu of cash payment for principal and interest associated with our notes		618	736,882				737,500
Net unrealized change in investments,				(97,790)			(97,790)
net of tax effect of $196,012	(97,790)
Comprehensive income	$8,267,086

Balance as of December 31, 2003		$61,333	$20,434,473	$(324,881)	$13,643,225	$(1,767,774)	$32,046,376

Net Loss	($10,857,775)				(10,857,775)		(10,857,775)
Cash Dividends					(1,901,693)		(1,901,693)
Acquisition of common shares						(11,871)	(11,871)
Stock options exercised		3,729	2,796,824				2,800,553
Warrants exercised		117	224,869				224,986
Stock issued in lieu of cash payment for principal and interest associated with our notes		2,269	2,853,981				2,856,250
Net unrealized change in investments,
net of tax effect of $304,667	(180,091)			(180,091)			(180,091)
Comprehensive loss	($11,037,866)

Balance as of December 31, 2004		$67,448	$26,310,147	$(504,972)	$883,757	$(1,779,645)	$24,976,735

Net Income	$12,115,530				12,115,530		12,115,530
Cash Dividends					(2,339,335)		(2,339,335)
Stock issued in lieu of cash payment for principal and interest associated with our notes		1,594	1,980,698				1,982,292
Treasury stock retired			(1,779,645)			1,779,645	—
Stock options exercised		3,685	2,815,800				2,819,485
Warrants exercised		1,961	2,498,053				2,500,014
Other					(255,080)		(255,080)
Net unrealized change in investments,
net of tax effect of $927,473	(1,032,271)			(1,032,271)			(1,032,271)
Comprehensive income	$11,083,259

Balance as of December 31, 2005		$74,688	$31,825,053	$(1,537,243)	$10,404,872	$—	$40,767,370

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	For the Year Ended December 31,
	2005	2004	2003
		Restated	Restated
Cash flow from operating activities:
Net income (loss)	$11,080,926	$(13,604,728)	$9,293,870
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of investment (discount) premium, net	(221,807)	(190,777)	290,987
Depreciation and amortization of property plant and equipment, net	444,744	457,224	405,609
Gain from sale of discontinued operations	—	—	—
Net realized investment gains (loss)	512,539	688,675	(2,042,607)
Common Stock issued for interest on Notes	315,625	356,250	112,500
Provision for credit losses, net	637,883	646,166	819,868
(Recovery) provision for uncollectible premiums receivable	(251,857)	311,073	45,424
Changes in operating assets and liabilities:
Premiums receivable	(1,228,861)	992,270	999,424
Prepaid reinsurance premiums	(6,623,355)	2,904,716	3,427,819
Due from reinsurers, net	(111,186,747)	(14,435,209)	(3,788,496)
Income taxes recoverable	7,915,424	(7,090,637)	(824,787)
Deferred income tax expense	952,098	(625,893)	(338,874)
Policy acquisition costs, net of amortization	(2,226,486)	(5,217,483)	(1,731,964)
Finance contracts receivable	338,737	956,120	(3,493,637)
Other assets	(2,070,404)	400,748	(793,423)
Unpaid losses and loss adjustment expenses	107,467,864	22,000,481	7,586,442
Unearned premiums	11,686,340	16,030,048	5,188,177
Premium deposits	273,180	1,249,906	(33,936)
Funds held under reinsurance treaties	1,544,544	—	—
Income taxes payable	3,019,696	—	(1,676,020)
Bank overdraft	(2,459,421)	14,714,527	(401,251)
Accounts payable and accrued expenses	840,898	2,986,941	1,504,261
Net cash provided by operating activities - continuing operations	20,761,560	23,530,418	14,549,386
Net cash (used in) provided by operating activities -discontinued operations	(1,380,264)	425,673	(2,279,272)
Net cash provided by operating activities	19,381,296	23,956,091	12,270,114
Cash flow provided by (used in) investing activities:
Proceeds from sale of investment securities available for sale	122,532,017	81,245,978	167,978,275
Purchases of investment securities available for sale	(139,505,023)	(119,153,291)	(188,055,815)
Receivable (Payable) for investments sold (purchased)	—	2,118,595	(2,118,595)
Collection of mortgage loans	—	137,571	7,472
Purchases of property and equipment	(181,862)	(482,886)	(1,250,656)
Net cash (used in) investing activities- continuing operations	(17,154,868)	(36,134,033)	(23,439,319)
Net cash provided by (used in) investing activities- discontinued operations	1,689,128	(126,252)	1,582,932
Net cash (used in) investing activities	(15,465,740)	(36,260,285)	(21,856,387)
Cash flow (used in) provided by financing activities:
Subordinated debt	(5,000,001)	12,500,000	7,500,000
Exercised stock options	3,059,485	3,025,539	6,868,646
Dividends paid	(2,339,335)	(1,901,693)	(1,242,678)
Exercised warrants, net	2,259,647	—	—
Purchases of treasury stock	—	(11,871)	(681,842)
Revolving credit outstanding	(1,951,599)	(1,950,244)	(213,634)
Net cash (used in) provided by financing activities- continuing operations	(3,971,803)	11,661,731	12,230,492
Net (decrease) increase in cash and cash equivalents	(56,246)	(642,463)	2,644,219
Cash and cash equivalents at beginning of period	6,127,706	6,770,169	4,125,950
Cash and cash equivalents at end of period	$6,071,460	$6,127,706	$6,770,169

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	For the Year Ended December 31,
(continued)	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$684,348	$188,118	$393,729
Income taxes	$—	$733,748	$4,784,502
Non-cash investing and finance activities:
Accrued dividends payable	$748,841	$442,183	$422,890
Retirement of subordinated debt by Common Stock issuance	$1,666,667	$3,125,000	$625,000
Stock issued to pay interest on subordinated debt	$315,625	$—	$—
Notes receivable, net of deferred gains, received for sale of agencies	$—	$187,402	$187,790

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

Federated National is authorized to underwrite personal automobile insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia and Louisiana are on-going. American Vehicle operations in Texas, Alabama, Kentucky, South Carolina and Virginia are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of Connecticut, Illinois, Missouri, Nevada, New Mexico, West Virginia, California and Arkansas.

During the year ended December 31, 2005, 63.4%, 17.3%, 18.9 % and 0.4 % of the premiums we underwrote were for homeowners’ property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. During the year ended December 31, 2004, 62.0%, 24.1%, 12.4 % and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, personal automobile insurance, commercial general liability insurance, and mobile home property and casualty insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

During the years ended December 31, 2004 and 2003, we marketed our insurance products through a network of company-owned agencies, franchised agencies, independent agents and general agents. Because we sold our company-owned agencies and franchised agencies at the end of 2004, in 2005 and thereafter we expect to continue to market our products through our existing network of independent agents and general agents.

Assurance MGA, a wholly owned subsidiary, acts as Federated National's and American Vehicle's exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National, American Vehicle and our agencies, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through policy fee income, affiliated commission income and other administrative fees from the marketing of companies' products through the Company's distribution network. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

(b) INVESTMENTS

Our investment securities have been classified as either available-for-sale or held to maturity in response to our liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Investments held to maturity are stated at amortized costs on the balance sheet Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

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

(d) DEFERRED ACQUISITION COSTS

Deferred acquisition costs represent primarily commissions paid to outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded premium commission earned from reinsurers, salaries and premium taxes net of policy fees, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid loss and LAE and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

An analysis of deferred acquisition costs follows:

	Year Ended December 31,
	2005	2004

Balance, beginning of year	$6,957,168	$1,739,685
Acquisition costs deferred	16,787,596	13,640,291
Amortization expense during year	(14,561,110)	(8,422,808)
Balance, end of year	$9,183,654	$6,957,168

(e) PREMIUM DEPOSITS

Premium deposits represent premiums received primarily in connection with homeowner policies that are not yet effective. We take approximately 30 working days to issue the policy from the date the cash and policy application are received.

(f) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Unpaid losses and LAE are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such liabilities are determined based upon our assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and LAE and estimates of such amounts that are incurred but not reported. Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

The estimates of unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of the process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

There can be no assurance that our unpaid losses and LAE will be adequate to cover actual losses. If our unpaid losses and LAE prove to be inadequate, we will be required to increase the liability with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of the established unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition.

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards (“SFAS”), No.5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

We do not discount unpaid losses and LAE for financial statement purposes.

(g) FINANCE REVENUE

Interest and service income, resulting from the financing of insurance premiums, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

(h) CREDIT LOSSES

Provisions for credit losses are provided in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses. We have been increasing our reliance on direct billing our policyholders for their insurance premiums. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We manage the credit risk associated with our direct billing program through our integrated computer system which allows us to monitor the equity in the unearned premium to the underlying policy. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. The decrease during the year ended December 31, 2005 in the allowance for credit losses can be primarily attributed to the decline in homeowner and mobile homeowner policyholder receivables greater than ninety days old as compared to December 31, 2004. The increase during the year ended December 31, 2004 in the allowance for credit losses can be primarily attributed to homeowner and mobile homeowner policyholder receivables greater than ninety days old due in part to a cancellation moratorium in effect for non-payment of insurance premiums.

The activity in the allowance for credit losses for premiums receivable was as follows:

	Year Ended December 31,
	2005	2004	2003

Allowance for credit losses at beginning of year	$541,851	$123,000	$201,000
Additions charged (credited) to bad debt expense	(366,710)	462,365	11,259
Write-downs charged against the allowance	(16,991)	(43,514)	(89,259)
Allowance for credit losses at end of year	$158,150	$541,851	$123,000

See Note 4 for the activity in the allowance for credit losses for finance contracts.

(i) MANAGING GENERAL AGENT FEES

If substantially all the costs associated with the MGA contracts which do not involve affiliated insurers are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in Managing General Agent Fees are policy fees, charged by the insurance companies and passed through to Assurance MGA. Policy fees are discussed further below.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(j) POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2005, all reinsurance recoverables are considered collectible.

(l) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss, capital loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date.

(m) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses, finance contracts, consumer loans and pay advances receivable. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used. Additionally, our credit risk in connection with our reinsurers is mitigated by the establishment of irrevocable clean letters of credit in favor of Federated National.

(n) ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004) (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R is effective for 21st Century’s fiscal quarter beginning July 1, 2005. Although disclosures in connection with the adoption of FASB 123R will be modified we do not expect that adoption of 123R will have a material effect on future operations.

In May 2003, the FASB issued Statement of Financial Accounting Standard Number 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the first interim period beginning after June 15, 2003. On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the “July 2003 Notes”), and on September 30, 2004 , we completed another private placement of our 6% Senior Subordinated Notes (the “September 2004 Notes”), both of which were offered and sold to accredited investors as units consisting of one Note with a principal amount of $1,000 and warrants (the “Warrants”) to purchase shares of our Common Stock. These Notes which fall within the definition of financial instruments as described in Financial Accounting Standard Number 150 are presented as a liability in conformity with Statement of Financial Accounting Standard Number 150. As such, the adoption of this Statement did not have any impact on our Consolidated Financial Statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(o) USE OF ESTIMATES

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

(p) OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we mitigate those risks:

(I)
LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business only in the states of Florida, Louisiana and Georgia and in the near future in Texas and Alabama, we are more exposed to this risk than some of our more geographically balanced competitors.

As of December 31, 2005, both Federated National and American Vehicle were in compliance with all regulatory requirements. However, as a result of the hurricanes striking Florida in August and September 2004, we were technically not in compliance with certain regulatory requirements. To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or the 2004 statutory minimum capital and surplus requirement of $4.00 million as defined in the Florida Insurance Code. As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72 titled “Surplus and Quasi-reorganizations”, compliance with this provision was restored by way of a surplus infusion from 21st Century. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72, compliance with this provision was also restored. American Vehicle remains in compliance with statutory premium-to-capital surplus ratios.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

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

(IV)
CATASTOPHIC EVENT RISK—the risk associated with writing insurance policies covering automobile owners, homeowners, and business owners for losses that result from catastrophes, including hurricanes, tropical storms, tornadoes or other weather related events. We mitigate our risk of catastrophic events through the use of reinsurance, forecast modeling techniques and the monitoring of concentrations of risk, all designed to protect the statutory surplus of the insurance companies.

For a more in depth discussion of our risks please refer to ITEM 1 and the section titled RISK FACTORS

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2005 and 2004. Changes in interest rates subsequent to December 31, 2005 may affect the fair value of our investments. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2005 and 2004 because of their short-term nature: cash and cash equivalents, premiums receivable, finance contracts, due from reinsurers, drafts payable to insurance companies, revolving credit outstanding, bank overdraft, accounts payable, accrued expenses and subordinated debt.

(r) GOODWILL

In July 2001, the FASB issued SFAS 141 "Business Combinations," effective for all business combinations initiated after June 30, 2001, and SFAS 142 "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 141 requires the purchase method of accounting be used for all business combinations. Goodwill and indefinite-lived intangible assets will remain on the balance sheet and not be amortized. Intangible assets with a definite life will continue to be amortized over their estimated useful lives. SFAS 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. Prior to the adoption of SFAS 141 and 142, goodwill was amortized on a straight-line basis for financial statement purposes over periods ranging from 10 to 20 years. Effective December 31, 2004 we sold our interest in the assets associated with approximately $1,586,000 of goodwill. The remaining goodwill as of December 31, 2004 was sold on January 1, 2005. According to these transactions it was determined that goodwill was not impaired as of December 31, 2004. There was no amortization of goodwill recorded in 2004 and 2003.

Goodwill is stated separately on the balance sheet and totaled $ -0- and $153,546 at December 31, 2005 and 2004, respectively, net of $-0- and $61,419 of accumulated amortization as of December 31, 2005 and 2004, respectively. Our remaining goodwill related to our Express Tax and EXPRESSTAX franchise subsidiaries which were sold on January 1, 2005. The impairment computation for 2004 indicated there was no impairment of goodwill.

(s) STOCK OPTION PLANS

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

The FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, we use the accounting method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) to account for our stock-based compensation plans. Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in FAS 123, had been applied. See Note 2 (p) “Accounting Changes” and Note 16 “Stock Compensation Plans” for more information.

As of December 31, 2002 we adopted the FASB Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). FAS 148 amends FAS 123 to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based compensation. FAS 148 also amends the disclosure provisions of FAS 123 to require disclosure in the Summary of Significant Accounting Policies footnote the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share.

We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for our stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are not anticipated in future years.

	For the twelve months ended December 31,
	2005	2004	2003
Net Income as reported	$12,115,530	$(10,857,775)	$8,364,876
Less compensation, net of tax effect	1,114,166	7,277,028	4,783,080
Pro forma net income	$11,001,364	$(18,134,803)	$3,581,796
Net income per share
As reported - Basic	$1.95	$(1.86)	$1.76
As reported - Diluted	$1.83	$(1.86)	$1.67
Pro forma - Basic	$1.77	$(3.10)	$0.75
Pro forma - Diluted	$1.66	$(3.10)	$0.71

(t) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2005.

(u) RECLASSIFICATIONS

Certain 2004 financial statement amounts have been reclassified to conform with the 2005 presentations.

(3) INVESTMENTS

(a) FIXED MATURITIES AND EQUITY SECURITIES

The following table shows the realized gains (losses) for fixed and equity securities for the years ended December 31, 2005 and 2004.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	Year Ended December 31,
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	2005	at Sale	2004	at Sale

Fixed income securities	$36,981	$3,318,117	$62,513	$6,418,287
Equity securities	664,162	25,243,377	894,883	16,751,595
Total realized gains	701,143	28,561,494	957,396	23,169,882

Fixed income securities	(136,570)	5,325,668	(42,911)	38,133,986
Equity securities	(106,267)	2,529,788	(225,809)	16,997,269
Total realized losses	(242,837)	7,855,456	(268,720)	55,131,255

Net realized gains on investments	$458,306	$36,416,950	$688,676	$78,301,137

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2005 and 2004 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2005
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$34,891,161	$22,789	$641,493	$34,272,457
Obligations of states and political
subdivisions	28,686,454	21,856	157,160	28,551,150
Corporate securities	7,194,917	14,735	245,450	6,964,202
	$70,772,532	$59,380	$1,044,103	$69,787,809

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$18,690,201	$—	$404,194	$18,286,007
Obligations of states and political
subdivisions	501,736	—	8,081	493,655
Corporate securities	500,000	—	12,810	487,190
	$19,691,937	$—	$425,085	$19,266,852

Equity securities - preferred stocks	$—	$—	$—	$—
common stocks	12,086,657	—	1,479,994	10,606,663
	$12,086,657	$—	$1,479,994	$10,606,663

December 31, 2004
Fixed Maturities:
U.S. government and agency obligations	$54,695,914	$154,809	$737,119	$54,113,604
Obligations of states and political
subdivisions	9,506,161	63,179	67,681	9,501,659
Corporate securities	5,895,310	101,684	25,227	5,971,767
	$70,097,385	$319,672	$830,027	$69,587,030

Equity securities - preferred stocks	$2,000,000	$—	$—	$2,000,000
common stocks	13,107,553	147,287	459,697	12,795,143
	$15,107,553	$147,287	$459,697	$14,795,143

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

During December 2005 we reclassified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated by our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program.

Pursuant to FASB 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the Shareholders' equity account titled Other Comprehensive Income. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principle and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels.

The investments held at the end of the year were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings however, sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial, automotive, and conglomerate industries. Approximately half of the equity holdings are in income funds while the other half is invested in equities related to the mortgage investment industry and business service industry.

The unrealized loss positions relative to the federal and state holdings are directly attributed to the fluctuations in the current interest rates. The impairments relative to the corporate bonds are the result of holdings in the financial and United States automotive industry. The financial industry is also affected by the fluctuations in current interest rates. The United States automotive industry has been significantly affected by a rise in gas, oil prices and foreign competition. As was widely publicized during the end of 2005, labor and benefit reductions were made in an effort to bolster long-term profitability. Finally, the unrealized losses relative to our equity holdings is attributable to the volatility of such holdings which are affected by rising interest rates.

We have determined that all of these securities do not qualify for other than temporary impairment or permanent impairment status. Our rational includes, but is not limited to, Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value.

Below is a summary of fixed maturities at December 31, 2005 and 2004 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,483,720	$11,289,205	$386,076	$389,648
Due after one year through
five years	26,669,436	26,390,123	6,876,095	6,892,451
Due after five years through ten
years	27,925,775	27,335,707	50,509,441	50,263,305
Due after ten years	24,415,537	24,039,627	12,325,772	12,041,626

	$90,494,468	$89,054,662	$70,097,384	$69,587,030

United States Treasury Notes with a book value of $1,000,000, each, and maturing in 2012 were on deposit with the Florida OIR as of December 31, 2005, as required by law for both Federated National and American Vehicle.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

A summary of the sources of net investment income follows:

	Years Ended December 31,
	2005	2004	2003

Fixed maturities	$2,969,931	$2,436,845	$1,462,919
Equity securities	660,309	691,192	108,983
Cash and cash equivalents	208,766	49,178	26,676
Other	33,000	3,065	118,057

Total investment income	3,872,006	3,180,280	1,716,635
Less investment expenses	(30,852)	(8,660)	(92,419)

Net investment income	$3,841,154	$3,171,620	$1,624,216

Proceeds from sales of fixed maturities and equity securities for the years ended December 31, 2005, 2004 and 2003 were approximately $122.5 million, $81.2 million and $168.0 million, respectively.

A summary of realized investment gains (losses) and (increases) in net unrealized losses follows:

	Years Ended December 31,
	2005	2004	2003
Net realized gains (losses):
Fixed maturities	$(99,589)	$19,602	$1,082,637
Equity securities	557,895	669,074	1,148,696

Total	$458,306	$688,676	$2,231,333

Net unrealized losses:
Fixed maturities	$(567,011)	$18,701	$(321,514)
Equity securities	(1,074,942)	(315,964)	27,712

Total	$(1,641,953)	$(297,263)	$(293,802)

(4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance:

	Years Ended December 31,
	2005	2004

Finance contracts receivable	$8,111,403	$9,218,631
Less:
Unearned income	(379,212)	(453,487)
Allowance for credit losses	(419,455)	(475,788)
Finance contracts, net of allowance for credit losses	$7,312,736	$8,289,356

The activity in the allowance for credit losses was as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	Years Ended December 31,
	2005	2004

Allowance for credit losses at beginning of year	$475,788	$562,558
Write-offs charged against the allowance	581,550	559,396
Additions charged to bad debt expense	(637,883)	(646,166)
Allowance for credit losses at end of year	$419,455	$475,788

As of December 31, 2005, approximately $2.5 million, or 31.4%, of the gross premium finance receivables (before the allowances for credit losses and unearned premium finance charges) represented policies from an unrelated insurance company. This unrelated insurance company currently is rated “B-“ (Fair) by A.M. Best.

As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2005	2004

Land	$625,000	$625,000
Building and improvements	3,136,346	3,114,300
Furniture and fixtures	2,577,879	2,562,971
Property, plant and equipment, gross	6,339,225	6,302,271
Accumulated depreciation	(2,437,840)	(2,029,538)
Property, plant and equipment, net	$3,901,385	$4,272,733

Depreciation of property, plant, and equipment was $444,744, $490,697 and $437,356 during 2005, 2004 and 2003, respectively.

(6) REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of reinsurance on the financial statements is as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	Years Ended December 31,
	2005	2004	2003
Premium written:
Direct	$119,440,297	$100,662,025	$72,991,434
Ceded	(31,413,815)	(15,485,917)	(22,090,644)
	$88,026,482	$85,176,108	$50,900,790
Premiums earned:
Direct	$107,753,959	$84,631,511	$67,803,257
Ceded	(24,790,463)	(18,390,167)	(25,518,462)
	$82,963,496	$66,241,344	$42,284,795
Losses and LAE incurred:
Direct	$225,350,897	$138,605,465	$46,035,627
Ceded	(177,014,467)	(63,612,684)	(18,526,648)
	$48,336,430	$74,992,781	$27,508,979

	As of December 31,
	2005	2004
Unpaid losses and LAE, net:
Direct	$154,038,543	$46,570,679
Ceded	(128,417,781)	(9,414,794)

	$25,620,762	$37,155,885

Unearned premiums:
Direct	$61,839,051	$50,152,711
Ceded	(12,133,733)	(5,510,379)

	$49,705,318	$44,642,332

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

At December 31, 2005 and 2004, the Company had an unsecured aggregate recoverable for paid and unpaid losses and LAE and unearned premiums with the following reinsurers:

	As of December 31,
	2005	2004
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Unearned premiums	$—	$2,559
Reinsurance recoverable on paid losses and LAE	96,283	1,661,751
Unpaid losses and LAE	732,206	2,507,403
	$828,489	$4,171,713

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$732,206	$2,507,403
Reinsurance recoverable on paid losses and LAE	96,283	1,661,751
Reinsurance receivable	453	11,301
	$828,942	$4,180,455

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows:

	For the years ended December 31,
	2005	2004	2003

Balance at January 1:	$46,570,679	$22,656,265	$16,983,756
Less reinsurance recoverables	(9,414,795)	(7,847,421)	(7,847,421)
Net balance at January 1	$37,155,884	$14,808,844	$9,136,335

Incurred related to:
Current year	$42,241,587	$76,423,059	$26,274,932
Prior years	6,094,843	(1,430,278)	1,234,047
Total incurred	$48,336,430	$74,992,781	$27,508,979

Paid related to:
Current year	$25,749,109	$42,304,179	$14,205,212
Prior years	34,124,586	10,341,562	7,631,258
Total paid	$59,873,695	$52,645,741	$21,836,470

Net balance at year-end	$25,618,620	$37,155,884	$14,808,844
Plus reinsurance recoverables	128,419,923	9,414,795	7,847,421
Balance at year-end	$154,038,543	$46,570,679	$22,656,265

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid loses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for loss and LAE for claims occurring in prior years by $6,094,843 for the year ended December 31, 2005 and increased (decreased) the liability for losses and LAE for claims occurring in prior years by ($1,430,278) and $1,234,047 for the years ended December 31, 2004 and 2003, respectively. The adjustments in the liability were primarily attributable to loss development in connection with the four hurricanes of 2004 There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2005.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(8) REVOLVING CREDIT OUTSTANDING

Federated Premium’s operations are funded by the Revolving Agreement with FlatIron. The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC, a wholly-owned subsidiary of FlatIron, which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

During September 2004, we negotiated a new revolving loan agreement in which the maximum credit commitment available to us was reduced at our request to $2.0 million with built-in options to incrementally increase the maximum credit commitment up to $4.0 million over the next three years. We believe that this available credit is sufficient based on our current operations. Our lender, however, could decide to reduce our available credit based on a number of factors, including the A.M. Best ratings of Federated National and American Vehicle. If the A.M. Best rating of Federated National falls below a “C,” or if the financial condition of American Vehicle, as determined by our lender in its sole discretion suffers a material adverse change, then under the terms of the Revolving Agreement, policies written by that subsidiary will no longer be eligible collateral, causing our available credit to be reduced. If that occurs and we are not able to obtain working capital from other sources, then we would have to restrict our growth and, possibly, our operations. As of December 31, 2004, under the terms of our agreement with FlatIron, only American Vehicle policies are eligible for collateral and beginning in March 2005, our lender agreed to permit policies written by Federated National to be eligible collateral up to $165,000.

The WPAC’s advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. As of December 31, 2005, our interest rate was 9.5% as compared to our interest rate as of December 31, 2004 of 7.00%

The Revolving Agreement contains various operating and financial covenants, with which we were in compliance at December 31, 2005 and December 31, 2004. Outstanding borrowings under the Revolving Agreement as of December 31, 2005 and December 31, 2004 were $0.2 million and $2.1 million, respectively. Outstanding borrowings in excess of the $2.0 million commitment totaled $148,542 as of December 31, 2004. The excess amount, permissible by reason of a compensating cash balance of $156,070 for December 31, 2004, was held for the benefit of FPF and is included in other assets. Interest expense on this revolving credit line for the years ended December 31, 2005, 2004 and 2003 totaled approximately $75,000, $178,000 and $203,000, respectively.

The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 6.39%, 5.71% and 4.83% for the years ended December 31, 2005, 2004 and 2003, respectively.

(9) INCOME TAXES

A summary of the provision for income tax expense (benefit) is as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	Year Ended December 31,
	2005	2004	2003

Federal:
Current	$3,710,317	$(6,656,755)	$3,404,982
Deferred	747,661	778,573	(39,283)
Provision (benefit) for Federal income tax expense	4,457,978	(5,878,182)	3,365,699
State:
Current	—	—	563,375
Deferred	827,244	(986,105)	(6,725)
Provision (benefit) for state income tax expense	827,244	(986,105)	556,650
Provision (benefit) for income tax expense	$5,285,222	$(6,864,287)	$3,922,349

The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:

	Year Ended December 31,
	2005	2004	2003

Computed expected tax (benefit), at federal rate	$5,211,285	$(6,025,502)	$4,177,657
State tax, net of federal deduction benefit	545,981	(650,829)	556,650
Tax-exempt interest	(149,627)	(124,125)	(122,275)
Amortization of goodwill	—	—	53,536
Dividend received deduction	(145,207)	(135,847)	(42,612)
Capital loss carryforward	—	—	(371,847)
Disposition of financially impaired bond	—	—	(340,000)
Interest expense not requiring cash	31,750	176,375	—
Other, net	(208,960)	(104,359)	11,240
Income tax expense (benefit), as reported	$5,285,222	$(6,864,287)	$3,922,349

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	Year Ended December 31,
	2005	2004

Deferred tax assets:
Unpaid losses and LAE	$809,712	$1,369,078
Unearned premiums	3,716,390	3,340,012
Unrealized loss on investment securities	927,473	304,667
Allowance for credit losses	479,129	367,232
Unearned commissions	183,486	183,486
Accrued class action settlement	12,660	225,780
Deferred commissions	—	56,445
Goodwill	—	52,130
Unearned adjusting income	3,841	9,462
Capital loss carryforward - Impairment loss	—	376,300
Total deferred tax assets	6,132,691	6,284,592

Deferred tax liabilities:
Deferred acquisition costs, net	(3,462,529)	(2,624,702)
Depreciation	33,816	(3,814)
	(3,428,713)	(2,628,516)

Net deferred tax asset	$2,703,978	$3,656,076

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2005 and 2004, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Due to the significant hurricanes that occurred in 2004 we provided a valuation allowance for Federal and State net operating loss carry forwards of approximately $0.8 million and $1.0 million, respectively

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company are currently under examination by the Internal Revenue Service during 2006 and 2005. The examination for 2002 is near completion and the Company has not recorded any adjustments nor do we expect any significant comments or corrections as a result of their examination efforts. The 2004 and 2003 examinations are in progress and we do not expect any significant comments or corrections.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10 percent of their liabilities or a statutory minimum capital and surplus as defined in the Code. In 2005, 2004 and 2003, Federated National and American Vehicle were required to have capital surplus of $4.0 million, $4.0 million and $3.6 million, each, respectively. At December 31, 2005, 2004 and 2003, Federated National’s statutory capital surplus was $11.2 million, $7.6 million and $16.7 million, respectively. At December 31, 2005, 2004 and 2003, American Vehicle had statutory capital surplus of $18.0 million, $17.1 million and $10.7 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2005, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72 titled “Surplus and Quasi-reorganizations”, compliance with this provision was restored. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72, compliance with this provision was also restored. American Vehicle remained in compliance with statutory premium-to-capital surplus ratios.

As of December 31, 2005, to meet regulatory requirements, we had bonds with a carrying value of approximately $2.0 million pledged to the Insurance Commissioner of the State of Florida.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains or (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryfoward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida OIR (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediate preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida OIR at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida OIR or (ii) 30 days after the Florida OIR has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2005, 2004 or 2003. Under these laws, neither Federated National nor American Vehicle would be permitted to pay dividends to 21st Century in 2005.

In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Based upon the 2005 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. As or the year ended December 31, 2005, statutory financial statements for Federated National did not exceed company action levels as established by the NAIC. Federated National’s results require us to submit a plan containing corrective actions. Federated National has not submitted its plan for corrective action yet, however we will submit a plan in the near future.

Based upon the 2004 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC. Based upon the 2004 statutory financial statements for Federated National, statutory surplus did not exceed regulatory action levels established by the NAIC. Federated National’s results required us to submit a plan containing corrective actions. Federated National has submitted its plan for corrective action and is currently in discussions with the Florida OIR regarding the merits of the action plan points. The regulatory action level permits the insurance regulators to perform an examination or other analyses and issue a corrective order.

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The Authorized Control Level, the third action level, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 154.0%, 125.5% and 434.2% at December 31, 2005, 2004 and 2003, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 329.7%, 545.1% and 585.2% at December 31, 2005, 2004 and 2003, respectively.

Federated National and American Vehicle are scheduled to have their statutorily required triennial examinations concurrently performed during 2006. American Vehicle’s examination will be for the three years ended December 31, 2005 and Federated National’s will be for the one year ended December 31, 2005. Subsequent to the 2005 examination, both American Vehicle and Federated National will be scheduled for concurrent examinations. Both of these examinations are to be performed by the Florida OIR.

Federated National’s 2004 regularly scheduled statutory triennial examination during 2005 for the three years ended December 31, 2004 as performed by the Florida OIR resulted in no corrective orders being issued. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

The NAIC has also developed IRIS ratios to assist state insurance regulators in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies’ operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside “usual ranges,” state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

As of December 31, 2005, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. With the exception of one of these test results, all of test results can be attributed to the significant degradation of policyholders’ surplus stemming from the losses incurred in its homeowners’ line of business as a result of the five hurricanes in 2005 and the four hurricanes in 2004. Although there was only modest improvement with respect to our 2005 IRIS test results as compared to 2004 results, management’s attention to risk retention techniques in connection with the five Florida hurricanes during 2005 was the major reason for improvement in an otherwise adverse year for property insurers.

As of December 31, 2004, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on seven out of twelve ratios. With the exception of one of these test results, all of test results can be attributed to the significant degradation of policyholders’ surplus stemming from the losses incurred relative to its homeowner s’ line of business as a result of the four hurricanes that affected Florida in August and September of 2004. Change in Net Writings was the result of test ratios that do not employ Policyholders’ Surplus and was out of range primarily due to parent company surplus infusions into Federated National.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

As of December 31, 2005, American Vehicle was outside NAIC’s usual ranges for two out of thirteen ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to a modestly higher ratio of Gross Agents’ Balances due to the Company over the Policyholder Surplus. These Gross Agent Balances are all less than ninety days old.

As of December 31, 2004, American Vehicle was outside NAIC’s usual ranges for three out of twelve ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to higher surplus growth that stemmed from the Parent company’s capital contributions totaling $4.3 million during the year and the third ratio relates to an investment yield that was slightly less than expected.

We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, though there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31 2005 and 2004, respectively.

	Unusual Values Equal to or		Federated National				American Vehicle
	Over	Under	2005		2004		2005		2004
Gross Premiums to Ploicyholders' Surplus	900	—	722.0		997.0	*	237		154.1
Net Premium to Policyholders' Surplus	300	—	429	*	786.7	*	237.0		157.0
Change in Net Writtings	33	-33	-20		56.2	*	59	*	37.3	*
Surplus Aid to Policyholders' Surplus	15	—	0		0.03		0		0
Two-year Overall Operating Ratio	100	—	132	*	130.1	*	81		83.3
Investment Yield	10.0	4.5	4.9		5.1		3.9		3.3	*
Gross Change in Policyholders' Surplus	50.0	-10	47		New in 05		5		New in 05
Net Change in Policyholders' Surplus	25	-10	-45	*	-31.9	*	5		64.3	*
Liabilities to Liquid Assets	105	—	129	*	183.3	*	76		63.1
Gross Agents' Balance to Policyholders' Surplus	20	—	8		0		26	*	9.8
One-Year Reserve Development to Policyholders' Surplus	20	—	105	*	6.4		-2		5.8
Two-Year Reserve Development to Policyholders' Surplus	20	—	-3		22.4	*	3		11.5
Estimated Current Reserve Deficiency to Policyholdes' Surplus	25	—	129	*	-200.4		-3		7.9

* indicates an unusual value for 2005

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $11.2 million and $7.6 million as of December 31, 2005 and 2004, respectively. Federated National's statutory net income (loss) was ($2.2) million, ($25.4) million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Federated National’s statutory non-admitted assets were approximately $10.5 million and $8.9 million as of December 31, 2005 and 2004, respectively.

American Vehicle’s statutory capital and surplus was $18.0 million and $17.1 million as of December 31, 2005 and 2004, respectively. American Vehicle’s statutory net income was approximately $2.9 million, $2.03 million and $0.85 million for the years ended December 31, 2005, 2004 and 2003 respectively. American Vehicle’s statutory non-admitted assets were approximately $2.9 million and $0.17 million as of December 31, 2005 and 2004, respectively.

(11) COMMITMENTS AND CONTINGENCIES

We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. For additional discussion of our involvement in other claims and legal actions arising in the ordinary course of business please see ITEM 3 - LEGAL PROCEEDINGS.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

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

Specifically, the plaintiffs alleged that we recognized ceded commission income on a written basis, rather than amortized on a pro rata basis. The plaintiffs allege that this was contrary to the Statement of Financial Accounting Concepts Nos. 1, 2 and 5. We believe, however, that the lawsuit is without merit and we have vigorously defended the action, because we reasonably relied upon outside subject matter experts to make these determinations at the time. We have also since accounted for ceded commission on a pro rata basis and have done so since these matters were brought to our attention in 1998. Nevertheless, we have also continued to actively participate in settlement negotiations with the plaintiffs and have agreed to settle the case. The parties have negotiated the final terms of a Memorandum of Understanding, which was executed by the parties and then approved by the court in late February 2005. We reserved and charged against forth quarter 2003 earnings $600,000 for the potential settlement and associated costs. Our active involvement in this case has been concluded.

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency association under Florida Statutes 631.57(3)(a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. There was no assessment made for the years ended December 31, 2005, 2004 or 2003.

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in the High Risk Account. The Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, the Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment are scheduled to begin in March 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Federated National and American Vehicle were assessed $44,350 and $1,615, respectively by the JUA Plan based on its July 2005 Cash Activity Report. During the year ended December 31, 2004 Federated National and American Vehicle were assessed $362,121 and $120,009, respectively. These charges are contained in Operating and Underwriting Expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

(12) LEASES

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, the Company has agreed to lease the same facilities for a six year term In accordance with FASB 13, the lease will be treated as an operating lease. The expected future five year payout schedule is as follows:

Fiscal Year	Leases
2006	$464,653
2007	557,583
2008	557,583
2009	557,583
2010	557,583
Thereafter	557,583
Total	$3,252,568

Effective December 31, 2004 we sold our interest in our agency operations which relieved us from our lease obligations, Until then we leased office space under various lease agreements with expiration dates through September 2007. Rental expense associated with operating leases was charged to expense in the period incurred. Rental expenses for 2005, 2004 and 2003 were approximately $-0-, $840,000 and $733,000, respectively, and are included in discontinued operations in the accompanying consolidated statements of operations.

At December 31, 2005, there were no minimum aggregate rental commitments.

(13) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $192,000, $327,000 and $219,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(14) NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the stock option plan were anti-dilutive for the years ended December 31, 2004 and were not taken into account in the computation.

A summary of the numerator and denominator of the basic and fully diluted (2005 and 2003 only) net income (loss) per share is presented below:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	Income (Loss)	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2005:
Basic net income per share	$12,115,530	6,228,043	$1.95
Fully diluted income per share	$12,115,530	6,628,076	$1.83

For the year ended December 31, 2004:
Basic net (loss) per share	$(10,857,775)	5,847,102	$(1.86)
Fully diluted (loss) per share	$(10,857,775)	6,211,625	$(1.86)

For the year ended December 31, 2003:
Basic net income per share	$8,364,876	4,756,972	$1.76
Fully diluted income per share	$8,364,876	5,022,938	$1.67

(15) SEGMENT INFORMATION

We operate principally in two business segments consisting of insurance and financing. The insurance segment consists of underwriting through Federated National and American Vehicle, managing general agent operations through Assurance MGA, claims processing through Superior and marketing and distribution through independent agents and general agents. The insurance segment sells primarily homeowners’ and, mobile home property and casualty insurance, general liability insurance and standard and nonstandard personal automobile insurance. This segment includes substantially all aspects of the insurance, distribution and claims process. The financing segment consists of premium financing through Federated Premium. The financing segment provides premium financing to our insureds and third party carrier insureds, and is marketed through our distribution network.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies and practices. We evaluate business segments based on GAAP pretax operating earnings. Corporate overhead expenses are not allocated to business segments. Transactions between reportable segments are accounted for at fair value.

Operating segments that are not individually reportable are included in the “All Other” category, which includes the operations of the parent holding company.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Information regarding components of operations for the years ended December 31, 2005, 2004 and 2003 follows:

	Years Ended December 31,
	2005	2004	2003
Total Revenues
Insurance Segment:
Earned premium	$82,963,496	$66,241,344	$42,284,795
Investment income	4,271,353	3,240,970	4,111,233
Finance income	787,328	919,688	1,703,841
Adjusting income	7,526,647	5,771,141	4,172,084
MGA fee income	2,667,498	2,039,783	2,328,681
Commision income	3,613,184	2,240,386	3,532,108
Other income	446,386	434,819	(625,157)
Total insurance revenue	102,275,892	80,888,131	57,507,585

Financing Segment:
Premium finance income	2,779,542	2,748,149	2,622,745
Total financing revenue	2,779,542	2,748,149	2,622,745

All other segment revenue	2,367,494	2,918,690	3,224,734

Total operating revenue	107,422,928	86,554,970	63,355,064
Intercompany eliminations	(12,753,591)	(9,983,546)	(9,766,646)
Total revenues	$94,669,337	$76,571,424	$53,588,418

Earnings (loss) before income taxes:
Insurance segment	$17,109,422	$(24,436,582)	$13,241,545
Financing segment	1,166,491	1,059,107	622,740
All other segments	(2,505,161)	1,171,836	(212,455)
Total earnings (loss) before income taxes	$15,770,752	$(22,205,639)	$13,651,830

Information regarding total assets as of December 31, 2005 and 2004 follows:

	Years Ended December 31,
	2005	2004
Assets by segment
Insurance segment	$271,843,298	$134,894,764
Financing segment	7,802,700	8,536,786
All other segments	6,471,772	15,460,463
Total assets by segment	286,117,770	158,892,013
Intercompany eliminations	4,036,983	4,709,359
Total assets by segment	$290,154,753	$163,601,372

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Supplemental segment information as of and for the year ended December 31, 2005, 2004 and 2003 follows:

	Years Ended December 31,
	2005	2004	2003
Insurance segment
Deferred policy acquisition costs -	$9,183,654	$6,957,168	$1,739,685
Reserves for unpaid loss and LAE	$154,038,543	$46,570,679	$16,983,756
Unearned premiums	$61,839,051	$50,152,711	$34,122,663
Earned premiums	$82,963,496	$66,241,344	$42,284,795
Finance income	$787,328	$919,688	$1,703,841

Net investment income
Insurance segment	$4,230,477	$3,219,490	$4,111,233
All other segments	40,876	21,480	-
Total net investment income	$4,271,353	$3,240,970	$4,111,233

Claims and adjustment expenses incurred related to current years - Insurance segment	$42,241,587	$76,423,059	$26,274,932

Claims and adjustment expenses incurred related to prior years - Insurance segment	$6,094,843	$(1,430,278)	$1,234,047

Amortization of deferred acquisition costs - Insurance segment
Insurance segment	$18,064,881	$10,525,334	$2,436,813
Financing segment	109,412	137,860	212,284
Eliminations	(3,613,183)	(2,240,386)	(3,503,376)
Total amortization of deferred acquisition costs:	$14,561,110	$8,422,808	$(854,279)

Paid claims and claim adjustment expense - Insurance segment	$59,873,695	$52,645,741	$21,836,470

(16) STOCK COMPENSATION PLANS

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2005, we had outstanding exercisable options to purchase 97,650 shares.

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2005, we had outstanding exercisable options to purchase 15,000 shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2005, we had outstanding exercisable options to purchase 818,608 shares.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Activity in our stock option plans for the period from January 1, 2003 to December 31, 2005 is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2003	801,507	$6.67	117,233	$6.67	1,090,500	$8.90
Granted	—		15,000	$9.17	152,250	$10.51
Exercised	(375,371)	$6.67	(92,273)	$6.67	(216,900)	$8.57
Cancelled	(17,606)	$6.67	—		(87,750)	$9.37
Outstanding at January 1, 2004	408,530	$6.67	39,960	$7.61	938,100	$9.20
Granted	—		—		178,750	$17.83
Exercised	(193,755)	$6.67	(24,960)	$6.67	(136,300)	$9.16
Cancelled	(16,500)	$6.67	—		(74,250)	$10.50
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	—		—		446,500	$14.39
Exercised	(96,875)	$6.67	—		(271,542)	$8.96
Cancelled	(3,750)	$6.67	—		(262,650)	$14.00
Outstanding at December 31, 2005	97,650	$6.67	15,000	$9.17	818,608	$12.35
Options outstanding as of December 31, 2005 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
December 31, 2005	73,650	$6.67	15,000	$9.17	351,708	$12.35
December 31, 2006	24,000	$6.67	—		127,600	$12.35
December 31, 2007	—		—		127,600	$12.35
December 31, 2008	—		—		87,400	$12.35
December 31, 2009	—		—		75,400	$12.35

Thereafter	—		—		48,900	$12.35

Total options exercisible	97,650		15,000		818,608

We continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees at or above fair market value. Had compensation expense for our stock compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below. Additional stock option awards are not anticipated in future years.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	For the twelve months ended December 31,
	2005	2004	2003
Net Income as reported	$12,115,530	$(10,857,775)	$8,364,876
Less compensation, net of tax effect	1,114,166	7,277,028	4,783,080
Pro forma net income	$11,001,364	$(18,134,803)	$3,581,796
Net income per share
As reported - Basic	$1.95	$(1.86)	$1.76
As reported - Diluted	$1.83	$(1.86)	$1.67
Pro forma - Basic	$1.77	$(3.10)	$0.75
Pro forma - Diluted	$1.66	$(3.10)	$0.71

The weighted average fair value of options granted during 2005, 2004 and 2003 estimated on the date of grant using the Black-Scholes option-pricing model was $2.81 to $10.75; $6.13 to $18.26 and $4.21 to $8.31 respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2005	December 31, 2004	December 31, 2003
Dividend yield	2.33% to 2.50%	2.24% to 3.19%	1.96% to 2.10%
Expected volatility	45.51% to 96.76%	96.76% to 103.20%	105.91% to 108.73%
Risk-free interest rate	3.34% to 4.36%	2.13% to 3.25%	2.30% to 3.94%
Expected life (in years)	2.56 to 2.93	3.00 to 3.60	3.00 to 6.36

Summary information about the Company’s stock options outstanding at December 31, 2005

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	December 31, 2005	Periods in Years	Exercise Price	December 31, 2005

1998 Plan	$6.67	97,650	2.65	$6.67	162,900
2001 Franchise Plan	$6.67 to $9.17	15,000	3.21	$9.17	15,000
2002 Plan	$8.33 - $17.00	818,608	2.93	$12.35	468,676

(17) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2005, 2004 and 2003, we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

We made no acquisitions during 2005.

(19) COMPREHENSIVE INCOME (LOSS)

During December 2005 we reclassified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated by our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program. Unrealized loss in connection with the reclass totaled $0.26 million, net of a $0.16 income tax effect.

Reclassification adjustments related to the investment securities sold and previously included in comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

	December 31,
	2005	2004	2003

Unrealized holdings net losses arising during the year	$(2,464,716)	$(809,639)	$(520,893)

Reclassification adjustment for (losses) included in net income	(809,639)	(520,893)	227,091
	(1,655,077)	(288,746)	(293,802)

Tax effect	622,806	108,655	196,012
Net losses on investment securities	$(1,032,271)	$(180,091)	$(97,790)

(20) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2005.

(21) 21ST CENTURY HOLDING COMPANY

The following summarizes the major categories of 21st Century Holding Company’s (parent company only) financial statements:

Condensed Balance Sheets	December 31,
ASSETS	2005	2004

Cash and cash equivalents	$535,056	$5,641,910
Investments and advances to subsidiaries	54,609,435	40,753,944
Deferred income taxes (payable) receivable	(3,019,742)	7,917,385
Property, plant and equipment, net	3,276,881	637,641
Loan costs, net of amortization	310,832	837,665
Other assets	11,975,628	6,123,043
Total assets	$67,688,090	$61,911,588

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$10,208,333	$16,875,000
Income taxes payable	9,626,624	8,674,526
Dividends payable	748,841	442,183
Other liabilities	420,643	7,118,906
Total liabilities	21,004,441	33,110,615

Shareholders' equity:
Common stock	75,288	67,448
Additional paid-in capital	31,844,507	26,310,147
Accumulated other comprehensive income	927,473	309,280
Retained earnings	13,836,381	3,893,743
Treasury stock	—	(1,779,645)
Total shareholders' equity	46,683,649	28,800,973
Total liabilities and shareholders' equity	$67,688,090	$61,911,588

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Condensed Statements of Operations	December 31,
	2005	2004	2003
Revenue:
Management fees from subsidiaries	$1,655,540	$1,992,000	$1,993,500
Equity in income (loss) of subsidiaries	18,275,913	(16,433,198)	12,871,893
Net investment income (loss)	40,877	21,480	308
Other income	273,847	95,520	336,194
Total revenue (deficit)	20,246,177	(14,324,198)	15,201,895

Expenses:
Advertising	53,082	519,245	315,125
Salaries and wages	1,255,310	716,229	519,456
Legal fees	191,320	232,971	855,573
Interest expense and amortization of loan costs	1,322,666	909,162	403,952
Other expenses	23,047	1,020,257	836,921
Total expenses	2,845,425	3,397,864	2,931,027
Income (loss) before (provision) benefit for income tax expense	17,400,752	(17,722,062)	12,270,868
(Provision) benefit for income tax	(5,285,222)	6,864,287	(3,905,992)
Net income (loss)	$12,115,530	$(10,857,775)	$8,364,876

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Condensed Statements of Cash Flow
	December 31,
	2005	2004	2003
Cash flow from operating activities:
Net income (loss)	$12,115,530	$(10,857,775)	$8,364,876
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (loss) income of subsidiaries	(11,488,883)	32,632,932	(3,096,893)
Depreciation and amortization of property plant and equipment, net	193,530	94,257	138,151
Common Stock issued for interest on Notes	315,625	356,250	112,500
Deferred income tax expense (benefit)	10,937,127	(7,093,214)	(24,094)
Income tax recoverable (payable)	952,098	9,440,160	(765,634)
Dividends payable	(306,659)	19,293	(242,943)
Changes in operating assets and liabilities:
Other assets	5,852,586	(5,864,765)	154,012
Other liabilities	(6,698,263)	6,209,735	497,197
Net cash provided by operating activities	11,872,691	24,936,873	5,137,172

Cash flow (used in) investing activities:
Proceeds from (purchases of) property and equipment	2,832,770	31,979	(17,604)
Increased capital of subsidiaries	(6,787,030)	(16,199,733)	(9,775,000)
Cash flow (used in) investing activities:	(3,954,260)	(16,167,754)	(9,792,604)

Net cash (used in) provided by investing activities:
Dividends paid	(2,339,335)	(1,901,693)	(1,242,678)
Proceeds from (payments against) subordinated debt	(6,666,667)	12,500,000	7,500,000
Stock options exercised	2,819,485	2,800,553	6,868,646
Purchases of treasury stock	(1,779,645)	(11,871)	(681,842)
Advances from (to) subsidiaries	(6,838,768)	(17,061,958)	(7,263,283)
Net cash (used in) provided by investing activities:	(14,804,930)	(3,674,969)	5,180,843

Net (decrease) increase in cash and cash equivalents	(6,886,499)	5,094,150	525,411
Cash and cash equivalents at beginning of year	5,641,910	547,760	22,349
Cash and cash equivalents at end of year	$(1,244,589)	$5,641,910	$547,760

(22) SUBORDINATED DEBT

On July 31, 2003, we completed a private placement of our 6% Senior Subordinated Notes (the “July 2003 Notes”), which were offered and sold to accredited investors as units consisting of one July 2003 Note with a principal amount of $1,000 and warrants (the “2003 Warrants”) to purchase shares of our Common Stock. We sold an aggregate of $7.5 million of July 2003 Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

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

The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitle the holder to purchase ¾ of one share of our Common Stock at an exercise price of $12.744 per whole share (as adjusted for the Company’s three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 612,075. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the July 2003 Warrants had zero value at the date of issuance. During the third quarter of 2005, the Company purchased and ultimately retired 300,000 of the 2003 Warrants (or the equivalent of 225,000 shares of common stock) issued in connection with the July 2003 Notes for a total of $240,000 plus broker fees.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the “September 2004 Notes”). These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the “2004 Warrants”), the terms of which are similar to our July 2003 Notes and 2003 Warrants, except as described below. We sold an aggregate of $12.5 million units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management believes that the September 2004 Warrants also had zero value at the date of issuance.

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

As indicated on the table below, we paid, pursuant to the terms of the July 2003 Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued common stock as follows:

Quarterly payment due date	2005	2004	2003
January 31,	55,537	54,014	—
April 30,	—	53,729	—
July 31,	—	49,965	—
October 31,	—	69,200	61,792
Total common stock issued	55,537	226,908	61,792

For the July 2003 Notes, the first quarterly principal and interest payments totaling approximately $0.7 million per payment were due on October 31, 2003 and quarterly thereafter for three years with the last installment due on July 31, 2006. The scheduled loan payments are as follows:

For the period

Year ending December 31, 2006	$1,875,000

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes, the quarterly payments of principal and interest due in shares of our Common Stock and in accordance with the contractual computations issued common stock as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Quarterly payment due date	2005
January 31,	103,870
April 30,	—
July 31,	—
October 31,	—
Total common stock issued	103,870

For the September 2004 Notes, the scheduled loan payments for the next two years are as follows:

For the period

Year ending December 31, 2006	$4,166,667
Year ending December 31, 2007	4,166,666
Total	$8,333,333

In accordance with the provisions contained in both Notes, we have announced our intention to make the April 30, 2006 payment in common stock rather than cash.

(23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE	Loss and LAE	Amortization of deferred policy acquisition	Paid losses and LAE	Net premiums
	- Current Year	- Prior year	expenses	expenses	written

2005	$42,241,587	$6,094,843	$14,561,110	$25,749,109	$88,026,482

2004	$76,423,059	$(1,430,278)	$8,422,808	$52,645,741	$85,176,108

2003	$26,274,932	$1,234,047	$(854,279)	$21,836,470	$50,900,790

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned	Net investment income

Consolidated Property and Casualty Subsidiaries

2005	$9,183,654	$154,038,543	$—	$61,839,051	$82,963,496	$3,841,154

2004	$6,957,168	$46,570,679	$—	$50,152,711	$66,241,344	$3,171,620

2003	$1,739,685	$24,570,198	$—	$34,122,663	$42,284,795	$1,624,216

(24) DISCONTINUED OPERATIONS

On December 22, 2004 we announced our intention to sell our interest in Express Tax and EXPRESSTAX Franchise Corporation for approximately $2 million cash. This transaction closed with an effective date of January 1, 2005. The book value of Express Tax and EXPRESSTAX Franchise Corporation on January 1, 2005 was approximately $0.6 million.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, 2003

Additionally, on the same day, the Company also announced a definitive agreement to sell the assets of its subsidiaries, Federated Agency Group and Fed USA, Inc., to affiliates of Affirmative Insurance Holdings, Inc. (“Affirmative”)(NASDAQ: AFFM) for approximately $9.5 million. The sale of assets to Affirmative closed on December 31, 2004, at which time the Company received $7 million cash, with up to an additional $2.5 million due in the first quarter of 2006, subject to certain performance criteria being met.

Currently, both parties are in discussions relative to the comparison of actual results to the established performance criteria. We have been tentatively delayed in reaching an agreement as to certain provisions that are specific to the performance criteria. The delay is primarily due to scheduling conflicts among the parties. We have reflected in current year operations, in other income, a $0.41 million receivable, net of a $0.70 million allowance in connection with this transaction.

Assets and liabilities, including goodwill, that were sold totaled approximately $2.1 million on December 31, 2004.

(25) SUBSEQUENT EVENTS

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. The transaction will result in an estimated $2.5 million pre-tax gain and will be included in the first quarter of 2006 operations. As part of the transaction, we have agreed to lease the same facilities for a six year term. The Company is expected to realize an approximate gain of $2.4 million and will recognize the gain in accordance with the FASB 13.

On January 31, 2006, Mr. Kent M. Linder, the Chief Operating Officer of the Company and the Company entered into a Separation and Release Agreement (the "Agreement") under which Mr. Linder resigned from his position as Chief Operating Officer effective as of January 31, 2006, and from all other officer and director positions with the Company and its subsidiaries. Mr. Linder resigned for personal reasons and does not have any disagreements with the Company. The Company has not appointed a replacement Chief Operating Officer at this time.

Pursuant to a Written Consent of the Board of Directors dated December 5, 2005, 696,849 shares of common stock previously reflected as Treasury stock in Shareholders’ Equity were cancelled and returned to authorized, but not outstanding effective February 2006.

In accordance with the provisions contained in both Notes, we have announced to the note holders our intention to make the April 30, 2006 payment in common stock rather than cash.

The Company announced on March 28th 2006 that it received approval from the Florida OIR to enter into a business relationship with certain member companies of The Republic Group of Dallas, Texas. Specifically, American Vehicle has reached an agreement in principal with member companies of The Republic Group, subject to the parties entering into a definitive written agreement and American Vehicle providing the required security that will enable American Vehicle to underwrite general liability business and other commercial lines in various states through member companies of The Republic Group. The Republic companies have an A.M. Best Company, Inc. rating of "A-" Excellent.

21st Century Holding Company and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

 (b) Changes in Internal Controls

Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

None

PART III .

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information set forth under the caption “Senior Management” in Part I hereof, information required by this Item is incorporated by reference from 21st Century’s definitive proxy statement, to be filed by us for its Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for its Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for its Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for its Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for its Annual Meeting of Shareholders, which meeting will involve the election of directors.

21st Century Holding Company and Subsidiaries

PART IV .

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath).

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

(2)	Financial Statement Schedules.

Schedule VI, Supplemental information concerning property-casualty insurance operations, is included herein under Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits

21st Century Holding Company and Subsidiaries

Exhibit	Description

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).

3.2
Form of the Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).

4.1
Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 7, 1998 [File No. 333-63623]).

4.2
Revised Representative's Warrant Agreement including form of Representative's Warrant (incorporated by reference to Exhibit 4.2 in Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 7, 1998 ).

4.3
Amendment dated October 1, 2003 to Warrant Agreement (incorporated by reference to Exhibit 4.3 in Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 21, 2003 [File No. 333-105221]).

4.4
Form of 6% Senior Subordinated Note due July 31, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).

4.5
Form of Redeemable Warrant dated July 31, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).

4.6
Unit Purchase Agreement dated July 31, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 4, 2003 [File No 333-109313]).

4.7
Amendment to Unit Purchase Agreement and Registration Rights Agreement dated October 15, 2003 between the Company and the Purchasers of the 6% Senior Subordinated Notes (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 as filed with the SEC on November 4, 2003 [File No. 333-108739]).

4.8
Form of 6% Senior Subordinated Note due September 30, 2007 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 2, 2004 [File No. 333-120157]).

4.9
Form of Redeemable Warrant dated September 30, 2004 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 2, 2004 [File No. 333-120157]).

4.10
Unit Purchase Agreement dated September 30, 2004 between the Company and the Purchasers of the 6% Senior Subordinated Notes due September 30, 2007 (incorporated by reference to Exhibit 4.10 in the Company’s Registration Statement on Form S-3 as filed with the SEC on November 2, 2004 [File No. 333-120157]).

10.1
21st Century Holding Company 2002 Stock Option Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the SEC on April 26, 2002). +

10.2	Form of 2002 Stock Option Plan Acknowledgement. + **

10.3	The Company’s 1998 Stock Option Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000).+

21st Century Holding Company and Subsidiaries

10.4	Form of 1998 Stock Option Plan Acknowledgement. + **

10.5	2001 Franchise Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders filed with the SEC on April 30, 2001).

10.6	Form of 2001 Franchise Stock Option Plan Agreement + **

10.7
Employment Agreement dated September 1, 1998 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]) +

10.8
First Modification Agreement, dated as of December 7, 2004 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated December 7, 2004).+

10.9
Employment Agreement dated September 1, 1998 between the Company and Michele V. Lawson (incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).+

10.10
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).+

10.11
Employment Agreement dated as of June 8, 2004 between the Company and James Gordon Jennings III (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 16, 2004). +

10.12
Non-Compete Agreement dated December 19, 2005 between the Company and J. Gordon Jennings, III (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2005).+

10.13
Annual Review Agreement dated December 19, 2005 between the Company and J. Gordon Jennings, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2005).+

10.14
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.15
Annual Review Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.16
Indemnification Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.17
Employment Agreement dated November 1, 2003 between Registrant and Richard A. Widdicombe (incorporated by reference to Exhibit 10.31 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on April 2, 2004).+

10.18
Separation and Release Agreement dated December 2, 2005 between the Company and Richard A. Widdicombe (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2005).+

10.19
Reimbursement Contract, dated August 8, 2005, effective as of June 1, 2005 by and between Federated National Insurance Company, Inc. and the Florida Hurricane Catastrophe Fund (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005).

21st Century Holding Company and Subsidiaries

10.20
Excess Catastrophe Reinsurance Contract dated August 30, 2005 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005).

10.21
Reinstatement Premium Protection Reinsurance Contract dated August 30,2005 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as filed with the SEC on November 14, 2005).

10.22
Revolving Credit and Term Loan Agreement dated as of September 1997 between Westchester Premium Acceptance Corporation, formerly known as Flatiron Funding, Company, LLC, FPF, Inc., Federated Premium Finance, Inc., Federated Funding Corp. and Flatiron Credit Company (incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form SB-2 filed with the SEC on October 7, 1998 [File No. 333-63623]).

10.23
Third Modification Agreement dated October 31, 2000 to Revolving Credit and Term Loan Agreement between FPF, Inc., Federated Premium Finance, Inc., Flatiron Funding Company, LLC, Federated Funding Corporation and Flatiron Credit Company, Inc. (incorporated by reference to Exhibit 10.12 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on April 2, 2001).

10.24
Fourth Modification Agreement dated September 30, 2001 to Revolving Credit and Term Loan Agreement between FPF, Inc., Federated Premium Finance, Inc., Flatiron Funding Company, LLC, Federated Funding Company and FlatIron Credit Company, Inc. (incorporated by reference to Exhibit 10.13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 29, 2002).

10.25
Sale and Assignment Agreement dated as of September 30, 2001 between Federated Premium Finance, Inc. and WPAC (incorporated by reference to Exhibit 10.14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 29, 2002).

10.26
First Modification Agreement to the Sale and Assignment Agreement, dated September 30, 2002, between Federated Premium Finance, Inc. and WPAC (incorporated by reference to Exhibit 10.21 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on April 11, 2003).

10.27
Premium Receivable Servicing Agreement dated as of September 30, 2001 between Federated Premium Finance, Inc. and WPAC, formerly known as FPF, Inc. (incorporated by reference to Exhibit 10.15 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 29, 2002).

10.28
Assumption Agreement dated as of May 3, 2004 between Federated National Insurance Company and Citizens Property Insurance Corporation (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 16, 2004).

10.29
Escrow Agreement dated as of May 3, 2004 among Citizens Property Insurance Corporation, Federated National Insurance Company and Wells Fargo, N.A. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as filed with the SEC on August 16, 2004).

10.30
Commercial and Private Passenger Automobile Quota Share Treaty dated December 31, 2003 between Federated National Insurance Company and TransAtlantic Reinsurance Company (incorporated by reference to Exhibit 10.28 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the SEC on April 2, 2004).

10.31
Private Passenger Automobile Quota Share Treaty dated January 1, 2003 between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (incorporated by reference to Exhibit 10.28 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on April 2, 2004).

21st Century Holding Company and Subsidiaries

10.32
Addendum No. 1 dated September 1, 2003 to Private Passenger Automobile Quota Share Treaty between American Vehicle Insurance Company and TransAtlantic Reinsurance Company (incorporated by reference to Exhibit 10.29 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the SEC on April 2, 2004).

10.33
General Agency Agreement dated August 1, 1998 between Federated National Insurance Company and Assurance Managing General Agents, Inc. (incorporated by reference to Exhibit 10.22 in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on September 3, 2003).

10.34
Managing General Agency Agreement dated September 4, 2001 between American Vehicle Insurance Company and Assurance Managing General Agents, Inc. (incorporated by reference to Exhibit 10.23 in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on September 3, 2003).

10.35
Second Modification Agreement, dated as of September 28, 2004, between Federated Premium Finance, Inc. and Westchester Premium Acceptance Corporation (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2004).

10.36	Contract for sale and purchase of real property between 21st Century Holding Company and Wilton Centre, LLC. **

21.1	Subsidiaries of the Registrant**

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

+ Management Compensation Plan or Arrangement
** Filed herewith

21st Century Holding Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereto duly authorized.

21st CENTURY HOLDING COMPANY

By:	/s/ Edward J. Lawson
Edward J. Lawson, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James G. Jennings III
James G. Jennings III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Edward J. Lawson	Chief Executive Officer
(Edward J. Lawson	Principal Executive Officer)	March 30, 2006
Chairman of the Board and President

/s/ James G. Jennings III	Chief Financial Officer (Principal	March 30, 2006
James G. Jennings III	Financial and Accounting Officer)

/s/ Michael H. Braun	Director	March 30, 2006
Michal H. Braun

/s/ Carl Dorf	Director	March 30, 2006
Carl Dorf

/s/ Bruce Simberg	Director	March 30, 2006
Bruce Simberg

/s/ Charles B. Hart, Jr.	Director	March 30, 2006
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 30, 2006
Richard W. Wilcox, Jr.

/s/ Peter Prygelski	Director	March 30, 2006
Peter Prygelski