Form 10-Q
period 2006-03-31
21ST CENTURY HOLDING CO
filed 2006-05-12
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________.

Commission file number 0-2500111

21st Century Holding Company
(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33311
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 7,420,819 outstanding as of May 10, 2006.

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21ST CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$79,345,703	$69,787,809
Fixed maturities, held to maturity, at amoritized cost	19,685,847	19,691,937
Equity securities, available for sale, at fair value	8,578,837	10,606,663

Total investments	107,610,387	100,086,409

Cash and cash equivalents	28,367,811	6,071,460
Finance contracts, net of allowance for credit losses of $282,484 in 2006 and $419,445
in 2005, and net of unearned finance charges of $217,663 in 2006 and $379,212 in 2005	4,839,079	7,312,736
Prepaid reinsurance premiums	3,462,162	12,133,734
Premiums receivable, net of allowance for credit losses of $173,151 and $158,151, respectively	10,284,594	7,505,631
Reinsurance recoverable, net	51,874,304	136,675,703
Deferred policy acquisition costs	9,827,913	9,183,654
Deferred income taxes, net	4,310,424	2,703,978
Property, plant and equipment, net	1,391,745	3,901,385
Other assets	5,111,466	4,580,063

Total assets	$227,079,885	$290,154,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$53,797,413	$154,038,543
Unearned premiums	66,969,112	61,839,051
Premiums deposits	2,535,176	2,144,863
Revolving credit outstanding	57,376	196,943
Bank overdraft	30,714,130	12,237,735
Funds held under reinsurance treaties	1,544,544	1,544,544
Income taxes payable	4,211,950	3,019,696
Subordinated debt	8,541,666	10,208,333
Deferred gain from sale of property	2,789,379	—
Accounts payable and accrued expenses	2,705,869	4,157,675

Total liabilities	173,866,615	249,387,383

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued 7,364,838 and
7,468,713 shares, respectively; Outstanding 7,364,838 and 6,771,864, respectively	73,650	74,688
Additional paid-in capital	38,872,092	31,825,053
Accumulated other comprehensive (deficit)	(1,266,875)	(1,537,243)
Retained earnings	15,534,403	10,404,872
Total shareholders' equity	53,213,270	40,767,370
Total liabilities and shareholders' equity	$227,079,885	$290,154,753

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue:
Gross premiums written	$35,609,073	$30,097,044
Gross premiums ceded	—	(2,901,291)

Net premiums written	35,609,073	27,195,753

Decrease in prepaid reinsurance premiums	(8,671,572)	(2,675,295)
(Increase) in unearned premiums	(5,130,061)	(5,685,560)

Net change in prepaid reinsurance premiums and unearned premiums	(13,801,633)	(8,360,855)

Net premiums earned	21,807,440	18,834,898
Finance revenue	636,026	1,104,530
Managing general agent fees	657,968	632,315
Net investment income	1,196,265	892,871
Net realized investment gains	196,211	159,523
Other income	620,799	242,469

Total revenue	25,114,709	21,866,606

Expenses:
Loss and loss adjustment expense	7,568,843	6,909,997
Operating and underwriting expenses	2,304,245	1,582,531
Salaries and wages	1,837,961	1,578,581
Interest expense	228,884	430,144
Policy acquisition costs, net of amortization	3,918,052	3,825,601

Total expenses	15,857,985	14,326,854

Income from continuing operations before provision for income tax expense	9,256,724	7,539,752
Provision for income tax expense	3,243,412	2,754,076

Net income from continuing operations	6,013,312	4,785,676

Discontinued operations:
Income from discontinued operations (including gain on disposal of $0 and $1,630,000, respectively)	—	1,630,000
Provision for income tax expense	—	595,396

Income from discontinued operations	—	1,034,604

Net income	$6,013,312	$5,820,280

Basic net income per share from continuing operations	$0.88	$0.78

Basic net income per share from discontinued operations	$—	$0.17

Basic net income per share	$0.88	$0.95

Fully diluted net income per share from continuing operations	$0.83	$0.73

Fully diluted net income per share from discontinued operations	$—	$0.16

Fully diluted net income per share	$0.83	$0.89

Weighted average number of common shares outstanding	6,844,859	6,152,548

Weighted average number of common shares outstanding (assuming dilution)	7,238,311	6,532,023

Dividends declared per share	$0.12	$0.08

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31
	2006	2005
Cash flow from operating activities:		Restated - See note 10
Net income	$6,013,312	$4,785,676
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of investment discount, net	(67,385)	(53,210)
Depreciation and amortization of property plant and equipment, net	90,846	120,725
Net realized investment gains	196,211	213,756
Common Stock issued for interest on Notes	—	315,625
Provision for credit losses, net	30,524	393,762
Provision (recovery) for uncollectible premiums receivable	15,000	(374,470)
Non-cash compensation	156,694	—
Tax benefit related to non-cash compensation	(58,964)	—
Changes in operating assets and liabilities:
Premiums receivable	(2,793,963)	(1,745,075)
Prepaid reinsurance premiums	8,671,572	2,675,295
Due from reinsurers, net	84,801,399	2,224,287
Income taxes recoverable	—	4,066,684
Deferred income tax expense	(1,606,446)	726,008
Policy acquisition costs, net of amortization	(644,259)	(742,237)
Finance contracts receivable	2,443,133	(1,831,904)
Other assets	2,257,976	297,067
Unpaid losses and loss adjustment expenses	(100,241,130)	(19,804,284)
Unearned premiums	5,130,061	5,685,560
Premium deposits	390,313	1,006,983
Income taxes payable	1,192,254	—
Bank overdraft	18,476,396	(3,691,368)
Accounts payable and accrued expenses	(1,451,807)	(1,088,794)
Net cash provided by (used for) operating activities - continuing operations	23,001,737	(6,819,914)
Net cash provided by (used for) operating activities - discontinued operations	—	(1,380,265)
Net cash provided by (used for) operating activities	23,001,737	(8,200,179)
Cash flow (used in) provided by investing activities:
Proceeds from sale of investment securities available for sale	103,867,819	81,245,978
Purchases of investment securities available for sale	(111,406,949)	(77,438,691)
Purchases of property and equipment	(244,136)	(104,749)
Proceeds from sale of assets	2,662,930	—
Net cash (used in) provided by investing activities - continuing operations	(5,120,336)	3,702,538
Net cash (used in) provided by investing activities - discontinued operations	—	1,689,129
Net cash (used in) provided by investing activities	(5,120,336)	5,391,667
Cash flow provided by financing activities:
Subordinated debt repaid	(1,666,667)	—
Exercised stock options	1,081,815	994,078
Dividends paid	(883,781)	(506,749)
Exercised warrants, net	5,964,186	—
Tax benefit related to non-cash compensation	58,964	—
Revolving credit outstanding	(139,567)	(125,301)
Net cash provided by financing activities - continuing operations	4,414,950	362,028
Net increase (decrease) in cash and cash equivalents	22,296,351	(2,446,484)
Cash and cash equivalents at beginning of period	6,071,460	6,127,706
Cash and cash equivalents at end of period	$28,367,811	$3,681,222

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(continued)	Three months ended March 31,
Supplemental disclosure of cash flow information:	2006	2005
Cash paid during the period for:
Interest	$156,824	$36,188
Non-cash investing and finance activities:
Accrued dividends payable	$761,809	$445,103
Retirement of subordinated debt by Common Stock issuance	$—	$1,666,667
Stock issued to pay interest on subordinated debt	$—	$315,625

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1) Organization and Business

The accompanying unaudited consolidated financial statements of 21st Century Holding Company (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

21st Century Holding Company (“21st Century,” “the Company”, “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite personal automobile insurance, commercial general liability insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

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

During the three months ended March 31, 2006, 64.9%, 23.1% and 12.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2005, 52.9%, 17.1% and 30.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

We market and distribute our own and third-party insurers’ products and our other services primarily in Central and South Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we expect to contract with other managing general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance company’s net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies’ products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and loss adjustment expense (“LAE’), the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize up to 6 different actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated loss adjustment expenses, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

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

(B) Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, Share-Based Payments (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of the Accounting Principles Board (“APB”) No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R was effective for 21st Century’s fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement. We have determined that the pretax charge to earnings for the year ending 2006 will total approximately $0.6 million, of which approximately $0.2 million was charged to income from continuing operations before provision for income taxes for the three months ending March 31, 2006. The effect on earnings per share for the period ended March 31, 2006 for both undiluted and fully diluted was approximately $0.01 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

21st Century Holding Company
Notes to Consolidated Financial Statements
(C) Stock Options

At March 31, 2006, the Company has three stock-based employee compensation plans, which are described later in footnote 8, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. There were no stock options granted during the three months ended March 31, 2006 and additional stock option awards are not anticipated in future years. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

(D) Earnings Per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Additionally, when applicable, we include in our computation of the weighted average number of common shares outstanding all common stock issued in connection with the repayment of our Subordinated note.

(E) Reclassifications

Certain amounts in 2005 financial statements have been reclassified to conform to the 2006 presentation.

(3) Revolving Credit Outstanding

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company. LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”), a wholly-owned subsidiary of FlatIron, which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings.

The amounts of WPAC’s advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 11.64% and 6.94% for the three months ended March 31, 2006 and 2005, respectively.

Outstanding borrowings under the Revolving Agreement as of March 31, 2006 were approximately $57,000. Outstanding borrowings as of December 31, 2005 were approximately $197,000. Interest expense on this revolving credit line for the three months ended March 31, 2006 and March 31, 2005 totaled approximately $3,700 and $36,000, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

(4) Commitments and Contingencies

We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency association under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us. There was no assessment made for the year ended December 31, 2005 or through the date of this report.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Federated National and American Vehicle were assessed $44,350 and $1,615, respectively by the JUA Plan based on its July 2005 Cash Activity Report. Future assessments by this association are undeterminable at this time.

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens Property Insurance Corporation “Citizens” determined a 2004 plan year deficit existed in the High Risk Account. The Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, the Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment began in March 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers.

The Florida Office of Insurance Regulation (“OIR”) issued OIR-06-008M dated May 4th 2006 to all property and casualty, Surplus lines Insurers, and Surplus Lines Agents in the state of Florida placing them on notice of an anticipated Florida Hurricane Catastrophic Fund (“FHCF”) assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF has exhausted nearly all of the $6 billion in reserves it has accumulated since its inception in 1993. The OIR anticipates the Florida State Board of Administration, the body that oversees the FHCF, will issue its directive to levy an emergency assessment upon all property and casualty business in the state of Florida near the end of May 2006.

Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

Fiscal Year	Lease payments
2006	$418,187
2007	557,583
2008	557,583
2009	557,583
2010	557,583
Thereafter	557,583
Total	$3,206,102

(5) Comprehensive Income

For the three months ended March 31, 2006 and 2005, comprehensive income consisted of the following:

	For the three months ended March 31,
	2006	2005
Net income	$6,013,312	$5,820,280
Change in net unrealized gains on investments available for sale	182,260	(737,566)
Comprehensive income, before tax	6,195,572	5,082,714
Income tax (expense) benefit related to items of other comprehensive income	(68,585)	278,520
Comprehensive income	$6,126,987	$5,361,234

(6) Segment Information

FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that the amount reported for each segment item be based on what is used by the chief operating decision maker in formulating a determination as to how many resources to assign to a segment and how to appraise the performance of that segment. The term chief operating decision maker may apply to the chief executive officer or chief operating officer or to a group of executives. Note: The term of chief operating decision maker may apply to a function and not necessarily to a specific person. This is a management approach rather than an industry approach in identifying segments. The segments are based on the company’s organizational structure, revenue sources, nature of activities, existence of responsible managers, and information presented to the Board of Directors.

If any one of the following exists, a segment must be reported on:

•	Revenue, including unaffiliated and inter-segment sales or transfers, is 10% or more of total revenue of all operating segments.
•	Operating profit or loss is 10% or more of the greater, in absolute amount, of the combined operating profit (or loss) of all industry segments with operating profits (or losses).
•	Identifiable assets are 10% or more of total assets of all operating segments.

Operating segments that are not reportable should be combined and disclosed in the ‘‘all other’’ category. Disclosure should be made of the sources of revenue for these segments.

Accordingly, we have discontinued our segment disclosures due to the finance segment not exceeding the 10% threshold for revenues, earnings or assets.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2005 to June 30, 2006 total approximately $194.8 million. FHCF will retain approximately $131.0 million, our excess of loss reinsurance policies will retain $64.0 million, and the Company will retain the first $3 million of insurable losses for two events. For events beyond the second largest catastrophic event during the policy term, FHCF coverage attaches after the Company and its excess of loss reinsures collective retention of approximately $15.0 million. Additionally, unused coverage from our excess of loss reinsurance treaties may be carried forward and totals $20.0 million. However, loss and LAE incurred up to approximately $15.0 million for each hurricane subsequent to Hurricane Wilma in October 2005 and through June 30, 2006 and deemed to be a catastrophic event would be the responsibility of the Company. To date, no such catastrophic events have occurred.

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)
Charley (August 13)	2,567	$59.5	$49.5	$10.0
Frances (September 3)	3,805	50.2	40.2	10.0
Ivan (September 14)	1,061	21.0	-	21.0
Jeanne (September 25)	1,557	13.1	-	13.1

Total Loss Estimate	8,990	$143.8	$89.7	$54.1

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)
Dennis (July 10)	320	$2.7	-	$2.7
Katrina (August 25)	2,094	14.6	11.6	3.0
Rita (September 20)	19	0.2	-	0.2
Wilma (October 24)	11,038	137.8	134.8	3.0

Total Loss Estimate	13,471	$155.3	$146.4	$8.9

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

21st Century Holding Company
Notes to Consolidated Financial Statements

(8) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 69,750 and 97,650 shares, respectively.

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations we do not anticipate additional options to be granted under this plan. As of March 31, 2006 and December 31, 2005, we had outstanding exercisable options to purchase -0- and 15,000 shares, respectively.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, and Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 727,589 and 818,608 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to March 31, 2006, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	—		—		446,500	$14.39
Exercised	(96,875)	$6.67	—	$—	(271,542)	$8.96
Cancelled	(3,750)	$6.67	—		(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	818,608	$12.35
Granted	—		—		—	$—
Exercised	(27,900)	$6.67	(15,000)	$9.17	(82,319)	$9.22
Cancelled	—	$6.67	—		(8,700)	$10.35
Outstanding at March 31, 2006	69,750	$6.67	—	$—	727,589	$12.72

21st Century Holding Company
Notes to Consolidated Financial Statements

Options outstanding as of March 31, 2006 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
March 31, 2006	68,250	$6.67	—	$—	283,489	$12.72
December 31, 2006	1,500	$6.67	—		112,600	$12.72
December 31, 2007	—		—		120,700	$12.72
December 31, 2008	—		—		87,100	$12.72
December 31, 2009	—		—		75,100	$12.72
December 31, 2010	—		—		48,600	$12.72
Thereafter	—		—		—

Total options exercisible	69,750		—		727,589

      At March 31, 2006, the Company has three stock-based employee compensation plans, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123 (R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2006, are lower by approximately $157,000 and $98,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. Basic and diluted earnings per share for the three month period ended March 31, 2006 for both basic and diluted would have been $0.89 and $0.84, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.88 and $0.83, respectively.

Because the change in income taxes payable includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans in the period presented. For purposes of this provision disclosure and comparability, the value of the options were estimated using the Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

21st Century Holding Company
Notes to Consolidated Financial Statements

For the three months ended
March 31, 2005
Net Income as reported	$5,820,280
Compensation, net of tax effect	653,931
Pro forma net income	$5,166,349
Net income per share
As reported - Basic	$0.95
As reported - Diluted	$0.89
Pro forma - Basic	$0.84
Pro forma - Diluted	$0.79

     Additional stock option awards are not anticipated in future years.

There were no new options granted during the three months ending March 31, 2006. The weighted average fair value for new options granted during the three months ending March 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options.

The weighted average fair value of options granted during 2005 as estimated on the date of grant using the Black-Scholes option-pricing model was $2.81 to $10.75 in 2005. The fair value of options granted is estimated on the date of grant using the following assumptions:

	March 31, 2006	March 31, 2005
Dividend yield	2.80%	2.33% to 2.41%
Expected volatility	44.30%	95.82% to 96.76%
Risk-free interest rate	4.83%	3.34% to 3.86%
Expected life (in years)	2.04 to 2.82	2.60 to 2.63

Volatility of a share price is the standard deviation of the continuously compounded rates of return on the share over a specified period of time. The higher the volatility, the more returns on the shares can be expected to vary - up or down. The expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Our volatility as reflected above contemplates only historical volatility.

Summary information about the Company’s stock options outstanding at March 31, 2006:

	Range of Exercise Price	Outstanding at March 31, 2006	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at March 31, 2006

1998 Plan	$6.67	69,750	2.60	$6.67	68,250
2001 Franchise Plan	—	—	—	—	—
2002 Plan	$8.33 - $17.00	727,589	2.82	$12.72	283,489

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitle the holder to purchase ¾ of one share of our Common Stock at an exercise price of $12.74 per whole share (as adjusted for the Company’s three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 507,491. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital.  Based on the terms of the purchase agreement with the investors in the private placement, management determined that the July 2003 Warrants had zero value at the date of issuance.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance.

The terms of the 2004 and 2003 Warrants provide for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

As indicated on the table below, we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2006	2005
January 31,	-	55,537
April 30,	-	-
July 31,	-	-
October 31,	-	-
Total common stock issued	-	55,537

21st Century Holding Company
Notes to Consolidated Financial Statements

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2006	2005
January 31,	-	103,870
April 30,	-	-
July 31,	-	-
October 31,	-	-
Total common stock issued	-	103,870

The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Through the quarter ended March 31, 2005, we made our quarterly installment payments by issuing common stock. Our next regularly scheduled payment of principal and interest in connection with the July 2003 and September 2004 Notes were due on April 30, 2006 and were paid by issuance of 38,420 shares and 68,696 shares of our Common Stock, respectively.

For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.6 million per payment are due quarterly with the last installment due on July 31, 2006.

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due quarterly for two more years with the last installment due on September 30, 2007. The scheduled loan payments for the next two years are as follows:

For the period
Year ending December 31, 2006	$3,125,000
Year ending December 31, 2007	4,166,666
Total	$7,291,666

(10) Discontinued Operations

In 2006 the company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis with its continuing operations.

The Company completed the transaction contemplated by the Stock Purchase and Redemption Agreement dated January 3, 2005 with Express Tax Service, Inc. (“Express Tax”), Robert J. Kluba and Robert H. Taylor. The Company was the beneficial and record owner of 80% of the issued and outstanding stock of Express Tax, which in turn owned 100% of the issued and outstanding stock of EXPRESSTAX Franchise Corporation (“EXPRESSTAX”). Mr. Kluba was the President and a director of Express Tax and EXPRESSTAX, and the owner of the remaining 20% of the issued and outstanding stock of Express Tax. The sale of the assets closed on January 13, 2005 with an effective date of January 1, 2005.

The Company received at closing a cash payment of $311,351, which reflected the purchase price of $660,000 for all of the Company’s common stock in Express Tax, less $348,649 representing intercompany receivables owed to Express Tax by the Company. The Company also received a payment of $1,200,000 in exchange for the Company’s agreement not to compete with the current business of Express Tax and EXPRESSTAX for five years following the closing. The Company’s investment in its subsidiary totaled $230,000.

In connection with the transaction, the Company has extended the expiration dates for the 75,000 outstanding stock options previously granted to Mr. Kluba and the 30,000 outstanding stock options previously granted to Mr. Kluba’s wife, such that 80% of such stock options shall expire, if not exercised, on the first anniversary date of the closing and the remaining 20% of such stock options shall expire on the second anniversary date of the closing; none of these options were exercisable for the six-month period following the closing.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General information about 21st Century Holding Company can be found at www.21stcenturyholding.com however, the information that can be accwssed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and other estimates, assumptions and projections contained in this 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

Overview

The insurance industry uses terminology that is unfamiliar to many people. The Company has defined certain terms in the footnotes to its consolidated financial statements beginning on page seven. It may be helpful for you to refer to these definitions as you read this Quarterly Report on Form 10-Q.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2006, 64.9%, 23.1% and 12.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2005, 52.9%, 17.1% and 30.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

We market and distribute our own and third-party insurers’ products and our other services primarily in Central and South Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance company’s net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies’ products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

In Florida, more than 200 companies, are authorized to underwrite homeowners’ insurance. Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Vanguard Insurance Company. Subsequent to March 31, 2006, but before the filing of this report the Florida OIR announced the take over of three of our major competitors due to the poor financial condition stemming from the effects of last years catastrophic hurricanes. We are currently experiencing an increase in policy volume relative to our homeowners’ insurance products due to the narrowed competition.

Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which acquired our non-standard automobile agency business in Florida, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our evaluation of the determination of liability for unpaid losses and LAE. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable, deferred income taxes, deferred acquisition costs and loss contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, as well as current and expected economic conditions. We periodically re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

Among the numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves are the following:

•	Changes in the market and inflation rate for goods and services related to covered damages such as medical care and home repair costs,

•	Changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage,

•	Changes in the general attitude of juries in the determination of liability and damages,

•	Legislative actions,

•	Changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements,

•	Changes in our underwriting standards, and

•	Any changes in our claim handling procedures.

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

21st Century Holding Company

Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

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

For unreported claims, incurred but not reported (“IBNR”) reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits, long-term claimants from personal injury protection coverage or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established.

New Accounting Pronouncements

The material set forth in Item 1, Part I, “Financial Statements - Note 2 - Summary of Significant Accounting Policies and Practices” of this Form 10-Q is incorporated herein by reference.

At March 31, 2006, the Company has three stock-based employee compensation plans, which are described in Item 1, Part I, “Financial Statements - Note 8 - Stock Compensation Plans” of this Form 10-Q. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123 (R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, totaling approximately $157,000 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R; and totaled nothing because we did not grant any new options during the first quarter of 2006. Results for prior periods have not been restated and there were no cumulative adjustments recorded in the March 31, 2006 Statement of Operations as a result of the adoption of FASB Statement 123 (R).

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s Income from continuing operations before provision for income taxes and Net income for the three months ended March 31, 2006, are lower by approximately $157,000 and $ 98,000, respectively, than if it had continued to account for share-based compensation under ABP Opinion No. 25. Basic and diluted earnings per share for the three month period ended March 31, 2006 for both basic and diluted would have been $0.89 and $0.84, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.88 and 0.83, respectively. Our estimate for compensation cost related to non-vested awards not yet recognized as of January 1, 2006 total approximately $1.7 million and the weighted average period over which it is expected to be recognized ranges between 2.6 and 2.82 years.

The weighted average fair value of options granted during 2005 as estimated on the date of grant using the Black-Scholes option-pricing model was $2.81 to $10.75 in 2005. The fair value of options granted is estimated on the date of grant using the following assumptions:

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

	March 31, 2006	March 31, 2005
Dividend yield	2.80%	2.33% to 2.41%
Expected volatility	44.30%	95.82% to 96.76%
Risk-free interest rate	4.83%	3.34% to 3.86%
Expected life (in years)	2.04 to 2.82	2.60 to 2.63

Volatility of a share price is the standard deviation of the continuously compounded rates of return on the share over a specified period of time. The higher the volatility, the more the returns on the shares can be expected to vary - up or down. The expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Our volatility as reflected above contemplates only historical volatility.

There were no changes in the quantity or type of instruments used in the share-based payment programs, such as a shift from share options to restricted shares. Additionally, there were no changes in the terms of the share-based payment arrangements, such as the addition of performance conditions.

On December 5, 2005, the Board of Directors granted a modification to the outstanding share-based stock options prior to the adoption of SAFS 123 (R). The modification provided that the grant price for 92,000 outstanding share-based stock options under the 2002 Stock Option Plan (both vested and unvested) be repriced from $20.00 per share as originally issued to a new grant price of $16.00 per share. All other features of the stock options were unchanged. At the close of business on the date of the modification the company’s common stock traded at $14.35 per share. The effect of the modification to these stock options was reflected in the pro forma disclosure for the period ended December 31, 2005. The reason for the reprice was to reinstate the desired motivational effect and provide a refreshed incentive to the holders of those stock options.

Analysis of Financial Condition
As of March 31, 2006 as Compared to December 31, 2005

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

Total Investments increased $7.5 million, or 7.5%, to $107.6 million as of March 31, 2006, as compared to $100.1 million as of December 31, 2005. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 81.7% of total investments as of March 31, 2006, as compared to 80.3% as of December 31, 2005.

We did not hold any non-traded investment securities during 2006 or 2005.

Below is a summary of net unrealized gains and (losses) at March 31, 2006 and December 31, 2005 by category.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

	Unrealized Gains and (Losses)
	March 31, 2006	December 31, 2005
Fixed maturities:
U.S. government obligations and agency obligations	$(982,314)	$(618,703)
Obligations of states and political subdivisions	(247,534)	(135,305)
	(1,229,848)	(754,008)
Corporate securities:
Communications	9,747	14,735
Financial	(100,865)	(225,768)
Other	(20,709)	(19,681)
	(111,827)	(230,714)
Equity securities:
Common stocks	(940,781)	(1,479,994)
Total unrealized gains and (losses), net	$(2,282,456)	$(2,464,716)

During December 2005, we classified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized the irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company.

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

The investments held at March 31, 2006 and December 31, 2005 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings however, sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Approximately two-thirds of the equity holdings are in income funds while the other third is invested in equities related to the mortgage investment industry and business service industry.

All of our securities are in good standing and are not impaired as defined by FASB 115. We have determined that none of our securities qualify for other than temporary impairment or permanent impairment status. Our rational for this determination includes, but is not limited to Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Cash and Cash Equivalents

Cash and cash equivalents, which include cash, certificates of deposits, and money market accounts increased $22.3 million, or 367.2%, to $28.4 million as of March 31, 2006, as compared to $6.1 million as of December 31, 2005. These balances are held primarily in money market accounts and are available for the settlement of hurricanes related claims.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $2.5 million, or 33.8%, to $4.8 million as of March 31, 2006, as compared to $7.3 million as of December 31, 2005. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $8.7 million, or 71.5%, to $3.5 million as of March 31, 2006, as compared to $12.1 million as of December 31, 2005. The decrease is due to the amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.8 million, or 37.0%, to $10.3 million as of March 31, 2006, as compared to $7.5 million as of December 31, 2005.

The largest component of the increase relates to our expanding homeowners’ insurance business for which premiums receivable increased $2.2 million, or 113.5%, to $4.1 million as of March 31, 2006, as compared to $1.9 million as of December 31, 2005. The increase in the homeowner’s receivable is due to the Company’s success in expanding homeowner’s written premium to new customers and the implementation of overall rate increases..

Additional components of the premium receivable include amounts in connection with our commercial general liability insurance business which increased $1.1 million, or 47.0%, to $3.3 million as of March 31, 2006, as compared to $2.3 million as of December 31, 2005.

Premiums receivable in connection with our automobile line of business decreased $0.8 million, or 19.8%, to $3.4 million as of March 31, 2006, as compared to $4.2 million as of December 31, 2005. The decrease in automobile related premiums receivable is associated with the sale of our distribution channels in connection with the sale of our agencies, effective December 31, 2004.

Reinsurance Recoverable

Reinsurance recoverable decreased $84.8 million, or 62.1%, to $51.9 million as of March 31, 2006, as compared to $136.7 million as of December 31, 2005. The decrease is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements. All amounts are considered current; the private reinsurance recoverable is collateralized by irrevocable letters of credit in favor of Federated National.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $0.6 million, or 7.0%, to $9.8 million as of March 31, 2006, as compared to $9.2 million as of December 31, 2005. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the modest increase to this asset.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Deferred Income Taxes, net

Deferred income taxes, net, increased $1.6 million, or 59.4%, to $4.3 million as of March 31, 2006, as compared to $2.7 million as of December 31, 2005. The increase is primarily due to a $1.0 million increase in discounted unearned premiums and $1.0 million in connection with the sale of our property in Lauderdale Lakes.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $2.5 million, or 64.3%, to $1.4 million as of March 31, 2006, as compared to $3.9 million as of December 31, 2005. Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note, generating a gain on sale totaling approximately $2.9 million. As part of the transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in February 2011. The Company has recognized a deferred gain in connection with the sale totaling approximately $2.8 million.

Other Assets

Other assets increased $0.5 million, or 11.6%, to $5.1 million as of March 31, 2006, as compared to $4.6 million as of December 31, 2005. Other assets include $2.0 million related to Federated National’s statutory approval to recoup the Citizens assessment by adding a surcharge to homeowner insurance policies in an amount limited to the assessment. Major components of other assets are as follows:

	March 31, 2006	December 31, 2005
Accrued interest income	$828,298	$734,059
Notes receivable	878,646	-
Unamortized loan costs	222,106	310,832
Compensating cash balances	114,188	363,021
Due from sale of discontinued operations, net	410,000	410,000
Recoupment of Citizen's assessment	2,025,210	2,025,210
Other	633,018	736,941
Total	$5,111,466	$4,580,063

Unpaid Losses and LAE

Unpaid losses and LAE decreased $100.2 million, or 65.1%, to $53.8 million as of March 31, 2006, as compared to $154.0 million as of December 31, 2005. The decrease in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	March 31, 2006	December 31, 2005
Homeowners'	$36,268,901	$135,883,242
Commercial general liability	4,611,007	2,951,041
Automobile	12,917,505	15,204,261
	$53,797,413	$154,038,544

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

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Unearned Premium

Unearned premiums increased $5.1 million, or 8.3%, to $67.0 million as of March 31, 2006, as compared to $61.8 million as of December 31, 2005. The increase was due to a $3.0 million increase in unearned homeowners’ insurance premiums, a $2.4 million increase in unearned commercial liability premiums, a $0.4 million decrease in unearned automobile premiums, and a $0.1 million decrease in unearned mobile home insurance premiums. These changes reflect our continued emphasis in 2006 on property and commercial general liability insurance products.

Revolving Credit Outstanding

Revolving credit outstanding decreased $0.1 million, or 70.9%, to $0.1 million as of March 31, 2006, as compared to $0.2 million as of December 31, 2005. The decrease is due to our cash management efforts, requested credit reduction from the lender, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft increased $18.5 million, or 151.0%, to $30.7 million as of March 31, 2006, as compared to $12.2 million as of December 31, 2005. The bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties remained unchanged at $1.5 million as of March 31, 2006, as compared to $1.5 million as of December 31, 2005. During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in the High Risk Account. The Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, the Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment which began during the later part of the first quarter of 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers.

Income Taxes Payable

Income taxes payable increased $1.2 million, or 39.5%, to $4.2 million as of March 31, 2006, as compared to $3.0 million as of December 31, 2005. The increase is due to the one time gain in connection with the sale of our property in Lauderdale Lakes and our continued profitable operations.

Subordinated Debt

Subordinated Debt decreased $1.7 million, or 16.3%, to $8.5 million as of March 31, 2006, as compared to $10.2 million as of December 31, 2005. The decrease is in connection with the quarterly principle payments as scheduled.

Deferred Gain from Sale of Property

Deferred gain from sale of property increased to $2.8 million as of March 31, 2006, as compared to nothing as of December 31, 2005. In accordance with the provisions of FASB No. 13, we will amortize the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.5 million, or 34.9%, to $2.7 million as of March 31, 2006, as compared to $4.2 million as of December 31, 2005. The decrease is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

Gross Premiums Written

Gross premiums written increased $5.5 million, or 18.3%, to $35.6 million for the three months ended March 31, 2006, as compared to $30.1 million for the three months ended March 31, 2005. The following table denotes gross premiums written by major product line.

	During the Three Months Ending
	March 31, 2006		March 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
Homeowners'	$23,102,526	64.88%	$15,923,037	52.91%
Commercial liability	8,220,213	23.08%	5,155,762	17.13%
Automobile	4,286,334	12.04%	9,018,245	29.96%
Gross written premiums	$35,609,073	100.00%	$30,097,044	100.00%

As noted above, the Company’s efforts to expand commercial liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $3.1 million, or 59.4 % to $8.2 million for the three months ended March 31, 2006, as compared to $5.2 million for the same three month period last year. Furthermore, these policies reflect an increased percentage of the Company’s total gross premiums written, increasing to 23.1% of total premiums written during the three months ended March 31, 2006, as compared to 17.1% in the same three month period last year.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	During the Three Months Ending
	March 31, 2006		March 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$6,567	80.0%	$4,519	87.5%
Georgia	335	4.0%	205	4.1%
Lousiania	1,318	16.0%	432	8.4%
Total	$8,220	100.0%	$5,156	100.0%

The Company’s sale of homeowners’ policies increased $7.2 million, or 45.1% to $23.1 million for the three months ended March 31, 2006, as compared to $15.9 million in the same three months ended March 31, 2005. The increase in homeowners’ gross premiums written is primarily due to the Company’s rate increase and the addition of new customers.

The Company’s sale of auto insurance policies decreased by $4.7 million, or 52.3% to $4.3 million for the three months ended March 31, 2006, as compared to $9.0 million in the same three months ended March 31, 2005.

Gross Premiums Ceded

Gross premiums ceded decreased to nothing for the three months ended March 31, 2006, as compared to a debit balance of ($2.9) million for the three months ended March 31, 2005. The change is associated with our decreased prepaid reinsurance premiums.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $8.7 million for the three months ended March 31, 2006, as compared to $2.7 million for the three months ended March 31, 2005. The increased charge against written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($5.1) million for the three months ended March 31, 2006, as compared to ($5.7) million for the three months ended March 31, 2005. The change was due to a $3.0 million increase in unearned homeowners’ insurance premiums, a $2.4 million increase in unearned commercial liability premiums, a $0.4 million decrease in unearned automobile premiums, and a $0.1 million decrease in unearned mobile home insurance premiums. These changes reflect our continued growth along our homeowners’ and commercial liability lines of business. For further discussion, see “Unearned Premiums” above.

Finance Revenue

Finance revenue decreased $0.5 million, or 42.4%, to $0.6 million for the three months ended March 31, 2006, as compared to $1.1 million for the three months ended March 31, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from.

Managing General Agent Fees

Managing general agent fees increased $0.03 million, or 4.1%, to $0.66 million for the three months ended March 31, 2006, as compared to $0.63 million for the three months ended March 31, 2005. The increase is associated with the number of policies issued during the respective periods.

Net Investment Income

Net investment income increased $0.3 million, or 34.0%, to $1.2 million for the three months ended March 31, 2006, as compared to $0.9 million for the three months ended March 31, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was a modest increase in overall yield to 4.61% for the three months ended March 31, 2006 as compared to a yield of 4.35% for the three months ending March 31, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.04 million, or 23.0% to $0.20 million for the three months ended March 31, 2006, as compared to $0.16 million for the three months ended March 31, 2005. The table below depicts the gains by investment category.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

	Net Realized Gains (Losses) Three Months Ended March 31,
	2006	2005
Fixed maturities:
U.S. government obligations and agencies	$-	$(131,066)
Obligations of states and political subdivisions	75	(43)
	75	(131,109)
Corporate securities:
Financial	(33,816)	9,995
Equity securities:
Common stocks	229,952	280,637
Total net realized gains	$196,211	$159,523

Other Income

Other income increased $0.4 million, or 156.0%, to $0.6 million for the three months ended March 31, 2006, as compared to $0.2 million for the three months ended March 31, 2005. Major components of other income for the three months ended March 31, 2006 included approximately $155,000 in connection with the recognition of our gain on the sale of our Lauderdale Lakes property, approximately $153,000 in connection with our business interruption insurance proceeds stemming from Hurricane Wilma and $123,000 of commissions in connection the acquisition our current reinsurance program.

Loss and LAE

Loss and LAE increased by $0.7 million, or 9.53%, to $7.6 million for the three months ended March 31, 2006, as compared to $6.9 million for the three months ended March 31, 2005. The modest increase is commensurate with the increase in earned premiums.

Management continues to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

The table below reflects no charge to the first quarter 2006 earnings from the four hurricanes that occurred in July, August and September and October of 2005. As to Hurricane Wilma, despite the increase in claim count during the three months ended March 31, 2006, gross losses and reinsurance recoveries have declined by $0.2 million due primarily to the average claim severities being less than originally anticipated.

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Dennis (July 10)	(2)	$0.0	$0.0	$0.0
Katrina (August 25)	18	-	-	-
Rita (September 20)	(5)	-	-	-
Wilma (October 24)	999	(0.2)	(0.2)	-
Total Loss Estimate	1,010	$(0.2)	$(0.2)	$-

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

The following table reflects the changes during the period ended March 31, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $0.1 million occurred during the first quarter 2006 in connection with these storms.

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Charley (August 13)	2	$0.0	$0.0	$0.0
Frances (September 3)	-	-	-	-
Ivan (September 14)	(4)	-	-	-
Jeanne (September 25)	9	0.1	-	0.1
Total Loss Estimate	7	$0.1	$0.0	$0.1

Our loss ratio, as determined in accordance with GAAP, for the three-month period ended March 31, 2006 was 34.70% compared with 36.69% for the same period in 2005. The table below reflects the loss ratios by product line.

	Three months ended March 31
	2006	2005
Homeowners'	26.23%	30.79%
Commercial liability	22.59%	25.89%
Automobile	70.51%	53.94%
All lines	34.70%	36.69%

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

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.7 million, or 45.6%, to $2.3 million for the three months ended March 31, 2006, as compared to $1.6 million for the three months ended March 31, 2005. The increase can be primarily attributed to a $276,000 increase in premium taxes in connection with the issuance of our insurance products, $131,000 in real estate taxes and $107,000 in connection with our affiliations with boards, bureaus and associations.

Salaries and Wages

Salaries and wages increased $0.3 million, or 16.4%, to $1.8 million for the three months ended March 31, 2006, as compared to $1.6 million for the three months ended March 31, 2005. As a result of adopting SFAS No. 123R on January 1, 2006, salaries and wages for the three months ended March 31, 2006 increased $157,000, representing approximately 9.3% of the 2006 first quarter’s overall 16.4% increase. Management believes that the remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. Management further believes that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.2 million, or 46.8%, to $0.2 million for the three months ended March 31, 2006, as compared to $0.4 million for the three months ended March 31, 2005. The change is primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.1 million, or 2.4%, to $3.9 million for the three months ended March 31, 2006, as compared to $3.8 million for the three months ended March 31, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations decreased $1.0 million, or 3.2%, to $3.2 million for the three months ended March 31, 2006, as compared to $3.3 million for the three months ended March 31, 2005. The effective rate for income tax expense is 35.0% for the three months ended March 31, 2006, as compared to 36.5% for the same three-month period in 2005.

Liquidity and Capital Resources

For the three months ended March 31, 2006, our primary sources of capital were revenues generated from operations, including decreased amounts due from reinsurers, net, increased bank overdrafts, decreased prepaid reinsurance premiums, and increased unearned premiums. Additionally, operational sources of capital came from decreased finance contracts receivable, decreased other assets, increased income taxes payable, increased premium deposits, net realized investment gains, non-cash compensation, depreciation and amortization, and increases in the provisions for credit losses and uncollectible premiums receivable. Also contributing to our liquidity were proceeds from the sale of assets, exercised warrants, exercised employee stock options, and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the three months ended March 31, 2006, operations provided net operating cash flow of $23.0 million, as compared to using net operating cash flow of $8.2 million for the three months ended March 31, 2005.

For the three months ended March 31, 2006, operations generated $129.9 million of gross cash flow, due to an $84.8 million decrease in amounts due from reinsurers, net, an $18.5 million increase in bank overdrafts, an $8.7 million decrease in prepaid reinsurance premiums, a $5.1 million increase in unearned premiums, a $2.4 million decrease in finance contracts receivable, a $2.3 million decrease in other assets and a $1.2 million increase in income taxes payable. Operations also generated sources of cash through a $0.4 million increase in premium deposits and $0.2 million in net realized investment gains. To a much less significant extent, operations generated additional sources of cash via $0.2 million of non-cash compensation, $0.1 million in depreciation and amortization, and less than a $0.1 million increase in the provisions for credit losses and uncollectible premiums receivable; all in conjunction with net income of $6.0 million.

For the three months ended March 31, 2006, operations used $106.9 million of gross cash flow primarily due to a $100.2 million decrease in unpaid losses and LAE, a $2.8 million increase in premiums receivable, a $1.6 million increase in deferred income tax expense, a $1.5 million decrease in accounts payable and accrued expenses, a $0.6 million increase in policy acquisition costs, net of amortization, $0.1 million in amortization of investment discount, net and a $0.1 million tax benefit related to non-cash compensation.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the three months ended March 31, 2006, net investing activities used $5.1 million, as compared to providing $5.4 million for the three months ended March 31, 2005. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For the three months ended March 31, 2006, investing activities generated $103.9 million and used $111.4 million from the maturity several times over of our very short municipal portfolio. Additional cash flow from investing activities was generated by the sale of property with net book value of $2.7 million, for which we received $5.6 million in proceeds and recorded a $2.9 million deferred gain. The company also used $0.2 million for the purchase of equipment.

21st Century Holding Company
Management’s Discussion and Analysis of Fianancial Condition and Results of Operations

For the three months ended March 31, 2006, net financing activities provided $4.4 million, as compared to $0.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the sources of cash in connection with financing activities included $6.0 million from the exercise of warrants, $1.1 million from the exercise of stock options and less than a $0.1 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included the regularly scheduled retirement of our Notes totaling $1.7 million, $0.9 million in dividends paid and $0.1 million in connection with the reduction of our outstanding revolving credit.

Federated Premium’s operations are partially funded by the Revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 11.64% and 6.94% for the three months ended March 31, 2006 and 2005, respectively. Interest expense on this revolving credit line totaled approximately $3,700 and $36,000 for the three months ended March 31, 2006 and 2005, respectively.

Outstanding borrowings under the Revolving Agreement were approximately $57,000 and $200,000 as of March 31, 2006 and December 31, 2005, respectively.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of March 31, 2006 were approximately $14.3 million and $21.4 million, respectively, and their statutory net income for the three months ended March 31, 2006 were $3.9 million and $2.1 million, respectively.

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Insurance premiums are established before the Company knows the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising our premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increased levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

21st Century Holding Company

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2005. No material changes have occurred in market risk since this information was disclosed except as discussed below.

Our investment portfolio is available for sale and is carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management, are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2006 follows:

	Amortized Cost		Fair Value		Unrealized Gain (Loss)
Fixed maturities:
U.S. government obligations and agencies	$59,877,457	66.38%	$58,895,143	66.99%	$(982,314)
Obligations of states and political subdivisions	17,643,896	19.56%	17,396,362	19.78%	(247,534)
	77,521,353	85.94%	76,291,505	86.77%	(1,229,848)
Corporate securities:
Communications	516,025	0.57%	525,773	0.59%	9,748
Financial	2,000,000	2.22%	1,899,135	2.16%	(100,865)
Other	650,000	0.72%	629,290	0.72%	(20,710)
	3,166,025	3.51%	3,054,198	3.47%	(111,827)
Equity securities:
Common stocks	9,519,618	10.55%	8,578,837	9.76%	(940,781)
	9,519,618	10.55%	8,578,837	9.76%	(940,781)
Total fixed, corporate and equity securities	$90,206,996	100.00%	$87,924,540	100.00%	$(2,282,456)

As of March 31, 2006, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out as of March 31, 2006 by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Nevertheless, the controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. Specifically, we are a party to approximately fifteen lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. As of December 31, 2005 the Company established reserves and charged against current operations $2.0 million to satisfy two of these suits settled in the first quarter of 2006 for approximately $1.2 million.

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

Item 1A

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, three warrant holders exercised their warrants to acquire an aggregate of 467,755 shares of our common stock. The exercise price of the Warrants was approximately $12.75 per share. The names of the warrant holders, dates of exercise, number of shares purchased, exercise price and proceeds received by us are listed below.

21st Century Holding Company

Name	Date of Grant	Date of Exercise	Number of Shares	Exercise Price	Proceeds Received
Whitebox Convertible Arbitrage Partners LP	September 30, 2004	January 27, 2006	224,619	12.750	2,863,892
Omega Overseas Partners Ltd.	July 31, 2003	January 20, 2006	82,500	12.744	1,051,380
Hillson Partners LP	September 30, 2004	January 25, 2006	78,431	12.750	999,995
Pandora Select Parnters LP	September 30, 2004	January 27, 2006	45,131	12.750	575,420
Whitebox Intermarket Partners LP	September 30, 2004	January 27, 2006	33,824	12.750	431,256
Chris Pellegrini	July 31, 2003	January 20, 2006	2,250	12.744	28,674
Whitebox Convertible Arbitrage Partners LP	September 30, 2004	January 18, 2006	1,000	12.750	12,750

Each of the warrant holders paid for their shares with cash. Each of these warrant holders exercised their warrants in reliance upon Section 4(2) of the Securities Act of 1933, because each of these holders was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the first quarter of 2006, twenty five persons exercised options to acquire an aggregate of 125,219 shares of the Company's common stock with proceeds to the Company aggregating to approximately $1.1 million. The individuals exercising options consists of twenty-two employees, the former Chief Operating Officer of the Company and two franchise owners. The exercise (grant) price on 27,900 and 97,319 options was $6.667 and $9.167, respectively. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends.

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

Item 6

Exhibits

10.37
American Vehicle Insurance Company 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company for a portion of its business and a portion of the business assumed by it from its affiliated member companies executed on April 15, 2006 and became effective April 15, 2006 (incorporated by reference as filed previously with Form 8-K on April 19, 2006).

31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith

21st Century Holding Company

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

21st CENTURY HOLDING COMPANY

By:	/s/ Edward J. Lawson
Edward J. Lawson, President, Chief Executive Officer and Chairman of the Board

/s/ James G. Jennings, III
James G. Jennings III, Chief Financial Officer
Date: May 12, 2006