Form 10-Q
period 2006-06-30
21ST CENTURY HOLDING CO
filed 2006-08-11
CIK 1069996

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________.

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

Yes ☒ No☐

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

Common Stock, $.01 par value - 7,692,074 outstanding as of August 11, 2006

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21ST CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$99,377,423	$69,787,809
Fixed maturities, held to maturity, at amoritized cost	19,679,749	19,691,937
Equity securities, available for sale, at fair value	14,699,165	10,606,663

Total investments	133,756,337	100,086,409

Cash and cash equivalents	9,958,979	6,071,460
Receivable for investments sold	17,022,140
Finance contracts, net of allowance for credit losses of $221,066 in 2006 and $419,445 in 2005, and net of unearned finance charges of $170,594 in 2006 and $379,212 in 2005	3,723,486	7,312,736
Prepaid reinsurance premiums	2,869,073	12,133,734
Premiums receivable, net of allowance for credit losses of $192,596 and $158,151, respectively	10,231,312	7,505,631
Reinsurance recoverable, net	16,167,555	136,675,703
Deferred policy acquisition costs	11,944,450	9,183,654
Deferred income taxes, net	4,995,491	2,703,978
Property, plant and equipment, net	1,421,273	3,901,385
Other assets	5,371,150	4,580,063

Total assets	$217,461,246	$290,154,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$31,344,127	$154,038,543
Unearned premiums	85,016,274	61,839,051
Premiums deposits	3,402,861	2,144,863
Revolving credit outstanding	-	196,943
Bank overdraft	10,291,955	12,237,735
Funds held under reinsurance treaties	1,568,871	1,544,544
Income taxes payable	7,718,037	3,019,696
Subordinated debt	6,875,000	10,208,333
Deferred gain from sale of property	2,680,940	-
Accounts payable and accrued expenses	5,644,948	4,157,675

Total liabilities	154,543,013	249,387,383

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued 8,102,298 and
7,468,713 shares, respectively; Outstanding 7,405,449 and 6,771,864, respectively	81,022	74,688
Additional paid-in capital	40,517,377	31,825,053
Accumulated other comprehensive (deficit)	(1,757,766)	(1,537,243)
Retained earnings	24,077,600	10,404,872
Total shareholders' equity	62,918,233	40,767,370
Total liabilities and shareholders' equity	$217,461,246	$290,154,753

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Gross premiums written	$50,752,672	$31,362,908	$86,361,745	$61,459,952
Gross premiums ceded	(3,371,781)	(2,053,152)	(3,371,781)	(4,954,443)

Net premiums written	47,380,891	29,309,756	82,989,964	56,505,509

Decrease in prepaid reinsurance premiums	(593,089)	(2,835,083)	(9,264,661)	(5,510,378)
(Increase) in unearned premiums	(18,047,162)	(4,585,523)	(23,177,223)	(10,271,083)

Net change in prepaid reinsurance premiums and unearned premiums	(18,640,251)	(7,420,606)	(32,441,884)	(15,781,461)

Net premiums earned	28,740,640	21,889,150	50,548,080	40,724,048
Finance revenue	496,117	937,681	1,132,143	2,042,211
Managing general agent fees	723,020	620,378	1,380,988	1,252,693
Net investment income	1,612,014	910,925	2,808,279	1,803,796
Net realized investment gains	283,341	125,510	479,552	285,033
Other income	486,962	161,913	1,107,761	404,381

Total revenue	32,342,094	24,645,557	57,456,803	46,512,162

Expenses:
Loss and loss adjustment expense	9,343,158	12,308,775	16,912,001	19,218,772
Operating and underwriting expenses	2,308,331	2,206,281	4,612,576	3,788,812
Salaries and wages	1,772,511	1,580,120	3,610,472	3,158,701
Interest expense	181,403	379,787	410,287	809,931
Policy acquisition costs, net of amortization	4,126,985	3,222,441	8,045,037	7,048,042

Total expenses	17,732,388	19,697,404	33,590,373	34,024,258

Income from continuing operations before provision for income tax expense	14,609,706	4,948,153	23,866,430	12,487,904
Provision for income tax expense	5,705,147	1,924,612	8,948,559	4,678,687

Net income from continuing operations	8,904,559	3,023,541	14,917,871	7,809,217

Discontinued operations:
Income from discontinued operations (including gain on disposal of $0 and $1,630,000, respectively)	-	-	-	1,630,000
Provision for income tax expense	-	-	-	595,396

Income from discontinued operations	-	-	-	1,034,604

Net income	$8,904,559	$3,023,541	$14,917,871	$8,843,821

Basic net income per share from continuing operations	$1.20	$0.48	$2.02	$1.27

Basic net income per share from discontinued operations	$-	$-	$-	$0.16

Basic net income per share	$1.20	$0.48	$2.02	$1.43

Fully diluted net income per share from continuing operations	$1.19	$0.46	$1.89	$1.19

Fully diluted net income per share from discontinued operations	$-	$-	$-	$0.16

Fully diluted net income per share	$1.19	$0.46	$1.89	$1.35

Weighted average number of common shares outstanding	7,427,765	6,349,182	7,370,592	6,171,134

Weighted average number of common shares outstanding (assuming dilution)	7,465,896	6,620,510	7,880,251	6,550,789

Dividends declared per share	$0.12	$0.08	$0.24	$0.16

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30
	2006	2005
Cash flow from operating activities:		Restated - See note 10
Net income	$14,917,871	$7,809,217
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment discount, net	(142,788)	(56,786)
Depreciation and amortization of property plant and equipment, net	170,013	240,073
Net realized investment gains	479,552	179,744
Common Stock issued for interest on Notes	128,125	315,625
Provision for credit losses, net	95,375	495,881
(Recovery) for uncollectible premiums receivable	(60)	(370,887)
Non-cash compensation	280,000	-
Changes in operating assets and liabilities:
Premiums receivable	(2,725,621)	(663,746)
Prepaid reinsurance premiums	9,264,661	5,510,379
Due from reinsurers, net	120,508,148	3,285,572
Income taxes recoverable	-	6,151,767
Deferred income tax expense	(2,291,513)	740,252
Policy acquisition costs, net of amortization	(2,760,796)	(1,681,114)
Finance contracts receivable	3,493,875	(885,049)
Other assets	1,889,853	664,143
Unpaid losses and loss adjustment expenses	(122,694,416)	(20,544,863)
Unearned premiums	23,177,223	10,271,082
Premium deposits	1,257,998	1,237,826
Funds held under reinsurance treaties	24,327
Income taxes payable	4,698,341	-
Bank overdraft	(1,945,780)	3,844,824
Accounts payable and accrued expenses	1,487,273	(1,255,321)
Net cash provided by operating activities - continuing operations	49,311,661	15,288,619
Net cash (used for) operating activities - discontinued operations	-	(1,380,265)
Net cash provided by operating activities	49,311,661	13,908,354
Cash flow (used in) investing activities:
Proceeds from sale of investment securities available for sale	192,229,141	31,747,952
Purchases of investment securities available for sale	(226,456,356)	(31,624,260)
Receivable for investments sold	(17,022,140)
Purchases of property and equipment	(352,831)	(138,196)
Proceeds from sale of assets	2,662,930	-
Net cash (used in) investing activities - continuing operations	(48,939,256)	(14,504)
Net cash provided by investing activities - discontinued operations	-	1,689,129
Net cash (used in) provided by investing activities	(48,939,256)	1,674,625
Cash flow provided by financing activities:
Subordinated debt repaid	(1,666,667)	(1,894,792)
Acquisition of common stock	(2,000,862)
Exercised stock options	1,417,095	1,387,719
Dividends paid	(1,856,057)	(1,015,214)
Exercised warrants, net	6,060,797	-
Tax benefit related to non-cash compensation	1,757,751	-
Revolving credit outstanding	(196,943)	(1,562,570)
Net cash provided by (used in) financing activities - continuing operations	3,515,114	(3,084,857)
Net increase in cash and cash equivalents	3,887,519	12,498,122
Cash and cash equivalents at beginning of period	6,071,460	6,127,706
Cash and cash equivalents at end of period	$9,958,979	$18,625,828

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
(continued)	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$160,215	$292,338
Non-cash investing and finance activities:
Accrued dividends payable	$972,276	$446,579
Retirement of subordinated debt by Common Stock issuance	$1,666,667	$1,666,667
Stock issued to pay interest on subordinated debt	$128,125	$315,625

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)  Organization and Business

The accompanying unaudited consolidated financial statements of 21st Century Holding Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

21st Century Holding Company (“21st Century,” “the Company”, “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is authorized to underwrite personal automobile insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of Missouri, California and Arkansas.

During the six months ended June 30, 2006, 75.2%, 19.1% and 5.7% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2005, 60.3%, 18.8% and 20.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (Federated Premium”).

We market and distribute our own and third-party insurers’ products and our other services primarily in Central and South Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we expect to contract with other managing general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides all underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies net written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies’ products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

(B) Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, Share-Based Payments (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of the Accounting Principles Board (“APB”) No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R was effective for 21st Century’s fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement. We have determined that the pretax charge to earnings for the year ending 2006 will total approximately $0.6 million, of which approximately $0.3 million was charged to income from continuing operations before provision for income taxes for the six months ended June 30, 2006. The effect on earnings per share for the six months ended June 30, 2006 for both undiluted and fully diluted was approximately $0.04 per share. The effect on earnings per share for the three months ended June 30, 2006 for both undiluted and fully diluted was approximately $0.02 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

21st Century Holding Company
Notes to Consolidated Financial Statements

(C) Stock Options

At June 30, 2006, the Company has three stock-based employee compensation plans, which are described later in footnote 8, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. On May 16, 2006, 41,000 non-qualified and 7,500 qualified stock options were issued with an option price of $17.00 per share and a market share price of $16.00 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

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

The amounts of WPAC’s advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 14.4% and 9.39% for the six months ended June 30, 2006 and 2005, respectively.

There were no outstanding borrowings under the Revolving Agreement as of June 30, 2006. Outstanding borrowings as of December 31, 2005 were approximately $197,000. Interest expense on this revolving credit line for the six months ended June 30, 2006 and 2005 totaled approximately $3,400 and $28,000, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

(4) Commitments and Contingencies

We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency association under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Our participation has resulted in an assessment due to the insolvency of other property and casualty insurance carriers in the State of Florida. The assessment was approximately 2% of our 2005 net written premium in Florida and totaled $1.9 million. The assessment was payable in July. There was no charge to operations for this assessment. We have been approved by Florida’s Office of Insurance Regulation (“OIR”) to recoup the assessment through a 0.9% add-on fee to all Federated National and American Vehicle policies issued in Florida with effective dates of August 15, 2006 for new business and October 15, 2006 for renewal business.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a Joint Underwriting Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the six months ended June 30, 2006, Federated National and American Vehicle were assessed approximately $93,000 and $2,000, respectively by the JUA Plan based on their respective Cash Activity Reports. These assessments are charged to operations as paid. Future assessments by this association are undeterminable at this time.

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens Property Insurance Corporation (“Citizens”) determined a 2004 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $515 million Regular Assessment is in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment which began in March 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers. Through June 30, 2006 Federated National has recouped approximately $1.1 million in connection with this assessment. Future assessments by Citizens for a 2005 plan year deficit are assured, however no determination as to when or by how much are available at this time.

The OIR issued OIR-06-008M dated May 4th 2006 to all property and casualty insurers, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated Florida Hurricane Catastrophic Fund (“FHCF”) assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF has exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, has issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FCHF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment will become effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected.

21st Century Holding Company
Notes to Consolidated Financial Statements

Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2006	$278,792
2007	557,583
2008	557,583
2009	557,583
2010	557,583
Thereafter	557,583
Total	$3,066,707

(5) Comprehensive Income

For the three and six months ended June 30, 2006 and 2005, comprehensive income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$8,904,559	$3,023,541	$14,917,871	$8,843,821
Change in net unrealized gains on investments available for sale	(535,832)	458,828	(353,572)	(278,738)
Comprehensive income, before tax	8,368,727	3,482,369	14,564,299	8,565,083
Income tax (expense) benefit related to items of other comprehensive income	201,634	(172,835)	133,049	104,889
Comprehensive income	$8,570,361	$3,309,534	$14,697,348	$8,669,972

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Accordingly, we have discontinued our segment disclosures due to the finance segment not exceeding the 10% threshold for revenues, earnings or assets.

(7) Reinsurance Agreements

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring or "ceding" all or a portion of its exposure on insurance underwritten by it to another insurer, known as a "reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay for the insured the loss.

For the 2006 - 2007 hurricane season, we have assembled a range of reinsurance products designed to insure the Company for an aggregate of approximately $414.5 million for a minimum of two catastrophic events. The reinsurance treaties contain several complex features and through a series of fluid retentions, attachment points and limitations, additional coverage may be afforded Federated National for events beyond the first two catastrophic events. Our retention will vary depending on the severity and frequency of each catastrophic event. The reinsurance companies and their respective participation in this season's program are noted in the table as follows:

		First Event Participation			Reinstated Premium Protection
Current AM Best Rating	Reinsurer	$20m in excess of $15m	$40m in excess of $35m	$72m in excess of $75m and FHCF participation	$20m in excess of $15m	$40m in excess of $35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.50%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.00%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.00%	2.5%
A	American Reinsurance Company			3.53%
A	Ascot 1414 Syndicate			6.50%
A++	National Liability and Fire Company		33.8%	6.57%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.25%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.00%
A	MAP 2791 Syndicate	2.5%	2.5%	2.50%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.00%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.00%
A	Renaissance Reinsurance, Ltd		12.5%	12.50%
A+	XL Re Limited			2.50%
A	Odyssey			3.47%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.72%
	American Vehicle Insurance Company
NR4	(Affiliated)	25.0%			25.0%

In the discussion that follows it should be noted that all amounts of reinsurance are based on management’s current analysis of Federated National’s exposure levels to catastrophic risk. Our data will be subjected to exposure level data analysis at various dates through December 31, 2006. This analysis of our exposure level in relation to the total exposures to the FHCF may produce changes in retentions, limits and reinsurance premiums as a result of increases or decreases in our exposure level.

Our overall reinsurance structure may be divided into four major layers of financial impact in connection with any single catastrophic event. The bottom layer is considered to be the first $15 million of losses. The next layer is considered to be greater than $15 million and less than $35 million. The next layer is considered to be greater than $35 million and less than $233.3 million. The fourth layer is considered to be losses greater than $233.3 million and less than 305.3 million.

21st Century Holding Company
Notes to Consolidated Financial Statements

For first and second catastrophic events equal to or less than $15 million, the bottom layer, Federated National will retain 100% of the first $4.3 million and the last $0.7 million of this bottom layer. The FHCF will participate 100% for the $10, million in excess of Federated National’s first $4.3 million.

For the first and second catastrophic events with aggregate losses in excess of the first $15.0 million discussed above and less than $35 million, Federated National has acquired 100% reinsurance protection with a single automatic premium reinstatement protection provision. The $20 million of coverage afforded in this layer is by way of 42% traditional, single season, excess of loss (“Traditional”) treaties and 58% structured, multi-year, excess of loss (“Structured”) treaties. As noted in the chart above, American Vehicle will reinsure Federated National via a traditional treaty for 25% of this $20 million layer. Relative to the structured excess of loss reinsurance treaties, terms contained in these treaties afford capacity in this layer beyond the 2006 - 2007 season for two additional hurricane seasons. The structured treaties offer respective coverage for a single event in each of the three hurricane seasons and one additional respective coverage that may be applied as needed in any one of the three hurricane seasons. One of the structured treaties, representing 25% of this layer, contains a no coverage provision if any single event results in damages that exceed $20 billion in the Unites States and its territories.

For the first and second catastrophic events where aggregate losses exceed $35 million, but are less than $233.3 million, Federated National has acquired 100% reinsurance protection through a combination of private market reinsurers and the FHCF program. The private market reinsurers have afforded coverage to insure us for $40 million against covered losses in excess of $35 million. The FHCF has afforded coverage to insure us for 90% of loss greater than $55.6 million and less than $231.5 million. The private treaties “wrap around” the FHCF treaty and afford coverage, in aggregate, for losses in excess of $35 million and less than $233.3 million. The FHCF treaty is an aggregate “for the entire season” treaty while the private market treaties afford respective per event coverage. As to reinstatement of coverage for the private market treaties, Federated National has purchased a single automatic premium reinstatement protection provision that would provide for an automatic reinstatement for 89% of the $40 million coverage. Federated National would be responsible for the remaining premium reinstatement protection and the cost in connection with that reinstatement is estimated to be approximately $2.1 million. Federated National would also be responsible for seasonal losses beyond what is afforded through this part of the FHCF coverage.

For an event where aggregate losses exceed $233.3 million, but are less than $305.3 million, Federated National has acquired traditional reinsurance treaties representing 65.3% of this layer without a provision for premium reinstatement protection. Premium reinstatement coverage would be prorated as to amount and if the first event exhausted this coverage Federated National would be responsible for approximately $10.4 million for reinstatement protection. Additional coverage is afforded to Federated National via Industry Loss Warrants (“ILW”). The ILW policies provide for payments to Federated National based solely on industry wide losses to private and commercial property only in the State of Florida, not-withstanding losses incurred directly by Federated National. A payment to Federated National would only be considered, under the terms of these contracts, if wind damages incurred in the State of Florida exceeded amounts varying between $25 billion and $20 billion excluding public property and certain other named exclusions.

The Company is responsible for single catastrophic events with incurred losses in excess of approximately $305 million subject to the terms of the ILW’s above.

The estimated cost to the Company in connection with this reinsurance structure is approximately $65 million and for the most part payable in quarterly installments beginning July 1, 2006 and will be amortized through earned premium in accordance with the provisions and terms contained in the respective treaties.

For the 2005-2006 hurricane season, the excess of loss treaties insured us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and LAE. The treaties had one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata as to amount. In addition, we purchased, from the private sector, Reinstatement Premium Protection which would reimburse the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carried forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the FHCF.

21st Century Holding Company
Notes to Consolidated Financial Statements

In addition to the excess of loss reinsurance policies (described above), we participated in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage began after the Company’s retention of $3.0 million and its excess of loss reinsures retention of approximately $40.3 million.

Maximum coverage afforded from the combined policies of our FHCF and excess of loss policies in effect for varying dates from June 1, 2005 to June 30, 2006 total approximately $194.8 million. FHCF retained approximately $131.0 million, our excess of loss reinsurance policies retained $64.0 million, and the Company retained the first $3 million of insurable losses for two events. For events beyond the second largest catastrophic event during the policy term, FHCF coverage attached after the Company and its excess of loss reinsures collective retention of approximately $15.0 million. Additionally, unused coverage from our excess of loss reinsurance treaties could have been carried forward and totaled $20.0 million. However, loss and LAE incurred up to approximately $15.0 million for each hurricane subsequent to Hurricane Wilma in October 2005 and through June 30, 2006 and deemed to be a catastrophic event would have been the responsibility of the Company. There were no such catastrophic events through June 30, 2005.

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	2,570	$60.8	$50.8	$10.0
Frances (September 3)	3,808	50.7	40.7	10.0
Ivan (September 14)	1,061	22.0	-	22.0
Jeanne (September 25)	1,560	13.2	-	13.2

Total Loss Estimate	8,999	$146.7	$91.5	$55.2

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.8	$-	$2.8
Katrina (August 25)	2,096	12.3	9.3	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,290	146.1	143.1	3.0

Total Loss Estimate	13,727	$161.3	$152.4	$8.9

We are selective in choosing a reinsurer and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

During 2005 American Vehicle did not reinsure any of its insurance products.

(8) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, directors, employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 46,250 and 97,650 shares, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2001, we implemented a franchise stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations, we do not anticipate additional options to be granted under this plan. As of June 30, 2006 and December 31, 2005, we had outstanding exercisable options to purchase -0- and 15,000 shares, respectively.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 736,408 and 818,608 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to June 30, 2006, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-		-		451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-		(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	-	$-	-	$-	48,500	$17.00
Exercised	(51,400)	$6.67	(15,000)	$9.17	(115,200)	$9.22
Cancelled	-	$6.67	-		(20,500)	$13.50
Outstanding at June 30, 2006	46,250	$6.67	-	$-	736,408	$13.13

Options outstanding as of June 30, 2006 are exercisable as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
June 30, 2006	46,250	$6.67	-	$-	306,958	$9.21
December 31, 2006	-		-		55,350	$9.21
December 31, 2007	-		-		129,200	$9.21
December 31, 2008	-		-		95,900	$9.21
December 31, 2009	-		-		83,900	$9.21
December 31, 2010	-		-		57,400	$9.21
Thereafter	-		-		7,700
Total options exercisible	46,250		-		736,408

At June 30, 2006, the Company has three stock-based employee compensation plans, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123 (R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2006, are lower by approximately $280,000 and $175,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. For the three months ended June 30, 2006, income from continuing operations before provision for income taxes and net income are lower by approximately $123,000 and $75,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the six month period ended June 30, 2006 for both basic and diluted would have been $2.00 and $1.87, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $2.02 and $1.89, respectively.

Basic and diluted earnings per share for the three month period ended June 30, 2006 for basic and diluted would have been $1.19 and $1.18, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $1.20 and $1.19, respectively.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net Income as reported	$3,023,541	$8,843,821
Compensation, net of tax effect	145,768	799,699
Pro forma net income	$2,877,773	$8,044,122
Net income per share
As reported - Basic	$0.48	$1.43
As reported - Diluted	$0.46	$1.35
Pro forma - Basic	$0.45	$1.30
Pro forma - Diluted	$0.43	$1.23

The weighted average fair value for the 48,500 new options granted during the three months ended June 30, 2006, estimated on the date of grant using the Black-Scholes option-pricing model was $4.67. There were no new options granted during the quarter ending March 31, 2006.

The weighted average fair value for new options granted during the six months ended June 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. In connection with the sale of Express Tax Service, Inc. and EXPRESSTAX Franchise Corporation on January 1, 2005, 105,000 Incentive Stock Options under the 2002 Stock Option plan were cancelled and reissued as Non-Qualified Stock Options.

The weighted average fair value of options granted during 2005 as estimated on the date of grant using the Black-Scholes option-pricing model was $2.81 to $10.75 in 2005. The fair value of options granted is estimated on the date of grant using the following assumptions:

	June 30, 2006	June 30, 2005
Dividend yield	2.80% to 3.70%	2.33% to 2.43%
Expected volatility	43.97% to 44.30%	61.76% to 96.76%
Risk-free interest rate	5.18%	3.34% to 3.86%
Expected life (in years)	2.04 to 2.86	2.59 to 2.63

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

Summary information about the Company’s stock options outstanding at June 30, 2006:

	Range of Exercise Price	Outstanding at June 30, 2006	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at June 30, 2006
1998 Plan	$6.67	46,250	2.53	$6.67	46,250
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $17.00	736,408	2.86	$13.13	306,958

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

The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitle the holder to purchase ¾ of one share of our Common Stock at an exercise price of $12.744 per whole share (as adjusted for the Company’s three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 612,074. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital.  Based on the terms of the purchase agreement with the investors in the private placement, management determined that the July 2003 Warrants had zero value at the date of issuance.

On or about July 31, 2006, the July 2003 notes and the warrants were retired. Of the 612,074 shares that could have been issued in connection with the July 2003 notes, 301,430 were exercised and issued, 225,000 were reacquired in the open market by us and 85,644 were unexercised.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance. Of the 1,019,000 warrants issued in connection with the September 2004 notes, 539,868 have been exercised to date.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Quarterly payment due date	2006	2005
January 31,	-	55,537
April 30,	38,420	-
July 31,	-	-
October 31,	-	-
Total common stock issued	38,420	55,537

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2006	2005
January 31,	-	103,870
April 30,	68,696	-
July 31,	-	-
October 31,	-	-
Total common stock issued	68,696	103,870

The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Through the quarter ended March 31, 2005, we made our quarterly installment payments by issuing common stock. Our regularly scheduled payment of principal and interest in connection with the July 2003 and September 2004 Notes were due on April 30, 2006 and were paid by issuance of 38,420 shares and 68,696 shares of our Common Stock, respectively.

For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.6 million per payment are due quarterly with the last installment paid in cash on July 31, 2006.

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.2 million per payment, are due quarterly for two more years with the last installment due on September 30, 2007. The scheduled loan payments for the next two years are as follows:

For the period
Year ending December 31, 2006	$2,083,334
Year ending December 31, 2007	4,166,666
Total	$6,250,000

(10) Discontinued Operations

In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis with its continuing operations.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

21st Century Holding Company

General information about 21st Century Holding Company can be found at www.21stcenturyholding.com however, the information that can be accessed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

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

Overview

The insurance industry uses terminology that is unfamiliar to many people. The Company has denoted certain terms in the footnotes to its consolidated financial statements beginning on page seven. It may be helpful for you to refer to these definitions as you read this Quarterly Report on Form 10-Q.

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance, in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We internally process claims made by our own and third party insureds through our wholly owned claims adjusting company, Superior.

Federated National is authorized to underwrite personal automobile insurance, homeowners’ property and casualty insurance and mobile home property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama and Kentucky are expected to begin this year. American Vehicle has pending applications, in various stages of approval, to be authorized as a surplus lines carrier in the states of Missouri, California and Arkansas.

21st Century Holding Company

During the six months ended June 30, 2006, 75.2%, 19.1% and 5.7% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2005, 60.3%, 18.8% and 20.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Vanguard Insurance Company. During the quarter ended June 30, 2006 the Florida OIR announced the take over of three of our major competitors due to the poor financial condition stemming from the effects of last year’s catastrophic hurricanes. We are currently experiencing an increase in policy volume relative to our homeowners’ insurance products due to the narrowed competition.

Comparable companies which compete with us in the general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies which compete with us in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which acquired our non-standard automobile agency business in Florida in December 2004, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

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

For other than automobile lines, claims adjusters generally establish individual claim case loss and LAE reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts, that in the judgment of the adjusters, are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.

21st Century Holding Company

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

At June 30, 2006, the Company has three stock-based employee compensation plans, which are described in Item 1, Part I, “Financial Statements - Note 8 - Stock Compensation Plans” of this Form 10-Q. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123 (R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the six months and three months ending June 30, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, totaling approximately $117,000 and $157,000, respectively and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R; and totaling approximately nothing and $6,000, respectively. Results for prior periods have not been restated and there were no cumulative adjustments recorded in the March 31, 2006 Statement of Operations as a result of the adoption of FASB Statement 123 (R).

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2006, are lower by approximately $280,000 and $175,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. For the three months ended June 30, 2006, income from continuing operations before provision for income taxes and net income are lower by approximately $123,000 and $75,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the six month period ended June 30, 2006 for basic and diluted would have been $2.00 and $1.87, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $2.02 and $1.89, respectively.

Basic and diluted earnings per share for the three month period ended June 30, 2006 for basic and diluted would have been $1.19 and $1.18, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $1.20 and $1.19, respectively.

Our estimate for compensation cost related to non-vested awards not yet recognized as of January 1, 2006 total approximately $1.7 million and the weighted average period over which it is expected to be recognized ranges between 2.6 and 2.82 years.

The weighted average fair value for the 48,500 new options granted during the three months ended June 30, 2006, estimated on the date of grant using the Black-Scholes option-pricing model was $4.67. There were no new options granted during the quarter ended March 31, 2006. The weighted average fair value for new options granted during the six months ended June 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $20.00. The fair value of options granted is estimated on the date of grant using the following assumptions:

21st Century Holding Company

	June 30, 2006	June 30, 2005
Dividend yield	2.80% to 3.70%	2.33% to 2.43%
Expected volatility	43.97% to 44.30%	61.76% to 96.76%
Risk-free interest rate	5.18%	3.34% to 3.86%
Expected life (in years)	2.04 to 2.86	2.59 to 2.63

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

On December 5, 2005, our Board of Directors granted a modification to the outstanding share-based stock options prior to the adoption of SAFS 123 (R). The modification provided that the grant price for 92,000 outstanding share-based stock options under the 2002 Stock Option Plan (both vested and unvested) be repriced from $20.00 per share as originally issued to a new grant price of $16.00 per share. All other features of the stock options were unchanged. At the close of business on the date of the modification the company’s common stock traded at $14.35 per share. The effect of the modification to these stock options was reflected in the pro forma disclosure for the period ended December 31, 2005. The reason for the reprice was to reinstate the desired motivational effect and provide a refreshed incentive to the holders of those stock options.

Analysis of Financial Condition
As of June 30, 2006 as Compared to December 31, 2005

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

Total Investments increased $33.7 million, or 33.6%, to $133.8 million as of June 30, 2006, as compared to $100.1 million as of December 31, 2005. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 85.3% of total investments as of June 30, 2006, as compared to 80.3% as of December 31, 2005.

We did not hold any non-traded investment securities during 2006 or 2005.

Below is a summary of net unrealized gains and (losses) at June 30, 2006 and December 31, 2005 by category.

21st Century Holding Company
	Unrealized Gains and (Losses)
	June 30, 2006	December 31, 2005
Fixed maturities:
U.S. government obligations and agency obligations	$(1,310,967)	$(618,703)
Obligations of states and political subdivisions	(328,185)	(135,305)
	(1,639,152)	(754,008)

Corporate securities:
Communications	3,401	14,735
Financial	(81,665)	(225,768)
Other	(20,893)	(19,681)
	(99,157)	(230,714)

Equity securities:
Common stocks	(1,079,979)	(1,479,994)

Total unrealized gains and (losses), net	$(2,818,288)	$(2,464,716)

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

The investments held at June 30, 2006 and December 31, 2005 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings however, sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Approximately two-thirds of the equity holdings are in income funds while the other third is invested in equities related to the mortgage investment industry and business service industry.

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

21st Century Holding Company
Cash and Cash Equivalents

Cash and cash equivalents, which include cash, certificates of deposits, and money market accounts increased $3.9 million, or 64.0%, to $10.0 million as of June 30, 2006, as compared to $6.1 million as of December 31, 2005. These balances are held primarily in money market accounts and are available for the settlement of hurricanes related claims.

Receivable for Investments Sold

Receivable for investments sold increased to $17.0 million as of June 30, 2006, as compared to nothing as of December 31, 2005. The increase is a result of investment trading activity that occurred in late June 2006 and did not settle until early July 2006.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $3.6 million, or 49.1%, to $3.7 million as of June 30, 2006, as compared to $7.3 million as of December 31, 2005. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $9.3 million, or 76.4%, to $2.9 million as of June 30, 2006, as compared to $12.1 million as of December 31, 2005. The decrease is due to the amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.7 million, or 36.3%, to $10.2 million as of June 30, 2006, as compared to $7.5 million as of December 31, 2005.

The largest component of the increase relates to our expanding homeowners’ insurance business for which premiums receivable increased $2.9 million, or 152.6%, to $4.9 million as of June 30, 2006, as compared to $1.9 million as of December 31, 2005. The increase in the homeowner’s receivable is due to the Company’s success in expanding homeowner’s written premium to new customers and the implementation of overall rate increases.

Additional components of the premium receivable include amounts in connection with our commercial general liability insurance business which increased $0.9 million, or 38.7%, to $3.1 million as of June 30, 2006, as compared to $2.3 million as of December 31, 2005.

Premiums receivable in connection with our automobile line of business decreased $1.1 million, or 25.2%, to $3.1 million as of June 30, 2006, as compared to $4.2 million as of December 31, 2005. The decrease in automobile related premiums receivable is associated with the sale of our distribution channels in connection with the sale of our agencies, effective December 31, 2004.

Reinsurance Recoverable

Reinsurance recoverable decreased $120.5 million, or 88.2%, to $16.2 million as of June 30, 2006, as compared to $136.7 million as of December 31, 2005. The decrease is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements. All amounts are considered current; the private reinsurance recoverable is collateralized by irrevocable letters of credit in favor of Federated National.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $2.8 million, or 30.1%, to $11.9 million as of June 30, 2006, as compared to $9.2 million as of December 31, 2005. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the modest increase to this asset.

21st Century Holding Company

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.3 million, or 84.8%, to $5.0 million as of June 30, 2006, as compared to $2.7 million as of December 31, 2005. The increase is comprised primarily of $2.4 million related to discounted unearned premiums and $0.9 million in connection with the sale of our property in Lauderdale Lakes, offset by $1.0 million associated with deferred policy acquisition costs.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $2.5 million, or 63.6%, to $1.4 million as of June 30, 2006, as compared to $3.9 million as of December 31, 2005. Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note, generating a gain on sale totaling approximately $2.9 million. As part of the transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in February 2011. The Company recognized a deferred gain in connection with the sale totaling approximately $2.8 million.

Other Assets

Other assets increased $0.8 million, or 17.3%, to $5.4 million as of June 30, 2006, as compared to $4.6 million as of December 31, 2005. Major components of other assets are as follows:

	June 30, 2006	December 31, 2005
Accrued interest income	$1,006,385	$734,059
Notes receivable	889,583	-
Unamortized loan costs	155,552	310,832
Compensating cash balances	9,359	363,021
Due from sale of discontinued operations, net	-	410,000
Prepaid expenses	364,445	349,138
Recoupment of assessments	2,910,324	2,025,210
Other	35,502	387,803
Total	$5,371,150	$4,580,063

Unpaid Losses and LAE

Unpaid losses and LAE decreased $122.7 million, or 79.7%, to $31.3 million as of June 30, 2006, as compared to $154.0 million as of December 31, 2005. The decrease in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	June 30, 2006	December 31, 2005
Homeowners'	$15,937,780	$135,173,026
Commercial general liability	4,474,457	3,661,256
Automobile	10,931,890	15,204,261
	$31,344,127	$154,038,543

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

21st Century Holding Company

Unearned Premium

Unearned premiums increased $23.2 million, or 37.5%, to $85.0 million as of June 30, 2006, as compared to $61.8 million as of December 31, 2005. The increase was due to a $22.6 million increase in unearned homeowners’ insurance premiums, a $4.1 million increase in unearned commercial general liability premiums, and a $3.5 million decrease in unearned automobile premiums. These changes reflect our continued emphasis in 2006 on property and commercial general liability insurance products.

Premium Deposits

Premium deposits increased $1.3 million, or 58.7%, to $3.4 million as of June 30, 2006, as compared to $2.1 million as of December 31, 2005. Premium deposits are monies received on policies not yet in force as of June 30, 2006. The change is due to our policyholders purchasing patterns, the Company’s marketing efforts and our policies renewal patterns.

Revolving Credit Outstanding

Revolving credit outstanding decreased to nothing as of June 30, 2006, as compared to $0.2 million as of December 31, 2005. The decrease is due to our cash management efforts, requested credit reduction from the lender, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft decreased $1.9 million, or 15.9%, to $10.3 million as of June 30, 2006, as compared to $12.2 million as of December 31, 2005. The bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties remained relatively unchanged at $1.6 million as of June 30, 2006, as compared to $1.5 million as of December 31, 2005. During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million of our $2.0 million assessment. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment which began during the later part of the first quarter of 2006. As noted above, Federated National is entitled to recoup this assessment, and will subrogate $1.5 million to our reinsurers.

Income Taxes Payable

Income taxes payable increased $4.7 million, or 155.6%, to $7.7 million as of June 30, 2006, as compared to $3.0 million as of December 31, 2005. The increase is due to the one time gain in connection with the sale of our property in Lauderdale Lakes and our continued profitable operations.

Subordinated Debt

Subordinated debt decreased $3.3 million, or 32.7%, to $6.9 million as of June 30, 2006, as compared to $10.2 million as of December 31, 2005. The decrease is in connection with the scheduled quarterly principle payments.

Deferred Gain from Sale of Property

21st Century Holding Company
Deferred gain from sale of property increased to $2.8 million as of June 30, 2006 as compared to nothing as of December 31, 2005. In accordance with the provisions of FASB No. 13, we will amortize the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.5 million, or 35.8%, to $5.6 million as of June 30, 2006, as compared to $4.2 million as of December 31, 2005. The increase is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Gross Premiums Written

Gross premiums written increased $19.4 million, or 61.8%, to $50.8 million for the three months ended June 30, 2006, as compared to $31.4 million for the three months ended June 30, 2005. The following table denotes gross premiums written by major product line.

	Three months ended June 30,
	2006		2005
	Amount	Percentage	Amount	Percentage

Automobile	$660,317	1.30%	$3,829,250	12.21%
Homeowners'	41,855,449	82.47%	21,163,250	67.48%
Commercial liability	8,236,906	16.23%	6,370,408	20.31%

Gross written premiums	$50,752,672	100.00%	$31,362,908	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $1.9 million, or 29.3 % to $8.2 million for the three months ended June 30, 2006, as compared to $6.4 million for the same three month period last year.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three months ended June 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
State
Florida	$6,174,391	75.1%	$5,475,418	85.9%
Georgia	234,864	2.8%	332,163	5.3%
Lousiania	1,536,053	18.6%	562,827	8.8%
Texas	291,598	3.5%	-	0.0%
Total	$8,236,906	100.0%	$6,370,408	100.0%

The Company’s sale of homeowners’ policies increased $20.7 million, or 98.1% to $41.8 million for the three months ended June 30, 2006, as compared to $21.1 million in the same three months ended June 30, 2005. The increase in homeowners’ gross premiums written is primarily due to the Company’s rate increase and the addition of new customers.

The Company’s sale of auto insurance policies decreased by $3.2 million, or 82.8% to $0.7 million for the three months ended June 30, 2006, as compared to $3.8 million in the same three months ended June 30, 2005.

Gross Premiums Ceded

Gross premiums ceded increased to a debit balance of ($3.4) million for the three months ended June 30, 2006, as compared to a debit balance of ($2.1) million for the three months ended June 30, 2005. The increase is associated with the change in our prepaid reinsurance premiums.

21st Century Holding Company

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $0.6 million for the three months ended June 30, 2006, as compared to $2.8 million for the three months ended June 30, 2005. The decreased charge against written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($18.0) million for the three months ended June 30, 2006, as compared to ($4.6) million for the three months ended June 30, 2005. The change was due to a $19.5 million increase in unearned homeowners’ insurance premiums, a $1.7 million increase in unearned commercial general liability premiums, a $3.2 million decrease in unearned automobile premiums, and a $0.1 million decrease in unearned mobile home insurance premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Unearned Premiums” above.

Finance Revenue

Finance revenue decreased $0.4 million, or 47.1%, to $0.5 million for the three months ended June 30, 2006, as compared to $0.9 million for the three months ended June 30, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees increased $0.1 million, or 16.6%, to $0.7 million for the three months ended June 30, 2006, as compared to $0.6 million for the three months ended June 30, 2005. The increase is associated with the number of policies issued during the respective periods.

Net Investment Income

Net investment income increased $0.7 million, or 77.0%, to $1.6 million for the three months ended June 30, 2006, as compared to $0.9 million for the three months ended June 30, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 5.34% for the three months ended June 30, 2006 as compared to a yield of 4.44% for the three months ended June 30, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.2 million, or 125.8% to $0.3 million for the three months ended June 30, 2006, as compared to $0.1 million for the three months ended June 30, 2005. The table below depicts the gains by investment category.

	Net Realized Gains (Losses)
	Three Months Ended June 30,
	2006	2005
Fixed maturities:
U.S. government obligations and agencies	$(32,516)	$-
Corporate securities:
Other	-	21,525
Equity securities:
Common stocks	315,857	103,985

Total net realized gains	$283,341	$125,510

21st Century Holding Company

Other Income

Other income increased $0.3 million, or 200.8%, to $0.5 million for the three months ended June 30, 2006, as compared to $0.2 million for the three months ended June 30, 2005. Major components of other income for the three months ended June 30, 2006 included approximately $153,000 in connection with our business interruption insurance proceeds stemming from Hurricane Wilma, $132,000 of commissions in connection with the national flood insurance program, $123,000 of commissions in connection with the acquisition of our current reinsurance program and $115,000 in connection with the recognition of our gain on the sale of our Lauderdale Lakes property

Loss and LAE

Loss and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events

Loss and LAE decreased by $3.0 million, or 24.1%, to $9.3 million for the three months ended June 30, 2006, as compared to $12.3 million for the three months ended June 30, 2005. The decrease is attributable to the increase in loss and LAE incurred during the three months ended June 30, 2005 which was in connection with the adverse development associated with the 2004 hurricanes.

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

The table below reflects no effect to operations during the three months ended June 30, 2006 from the four hurricanes that occurred in July, August, September and October of 2005. As to Hurricane Wilma, despite the increase in claim count during the three months ended June 30, 2006, gross losses and reinsurance recoveries have increased by $8.3 million due primarily to an increase in average severity per claim.

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Dennis (July 10)	2	$-	$-	$-
Katrina (August 25)	2	-	-	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	252	8.3	8.3	-

Total Loss Estimate	256	$8.3	$8.3	$-

The following table reflects the changes during the three months ended June 30, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $1.1 million occurred during the three months ended June 30, 2006 in connection with these storms.

21st Century Holding Company

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Charley (August 13)	3	$1.3	$1.3	$-
Frances (September 3)	3	0.5	0.5	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	3	0.1	-	0.1

Total Loss Estimate	9	$2.9	$1.8	$1.1

Our loss ratio, as determined in accordance with GAAP, for the three month period ended June 30, 2006 was 32.51% compared with 56.23% for the same period in 2005. The table below reflects the loss ratios by product line.

	Three months ended June 30,
	2006	2005
Automobile	97.21%	71.91%
Homeowners'	25.91%	62.14%
Commercial liability	13.11%	20.79%
All lines	32.51%	56.23%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased a modest $0.1 million, or 4.6%, to $2.3 million for the three months ended June 30, 2006, as compared to $2.2 million for the three months ended June 30, 2005.

Salaries and Wages

Salaries and wages increased $0.2 million, or 12.2%, to $1.8 million for the three months ended June 30, 2006, as compared to $1.6 million for the three months ended June 30, 2005. As a result of adopting SFAS No. 123R on January 1, 2006, salaries and wages for the three months ended June 30, 2006 increased $123,000, representing approximately 64.0% of the 2006 second quarter’s overall increase. The remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. We believe that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.2 million, or 52.2%, to $0.2 million for the three months ended June 30, 2006, as compared to $0.4 million for the three months ended June 30, 2005. The change is primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.9 million, or 28.1%, to $4.1 million for the three months ended June 30, 2006, as compared to $3.2 million for the three months ended June 30, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations increased $3.8 million, or 196.4%, to $5.7 million for the three months ended June 30, 2006, as compared to $1.9 million for the three months ended June 30, 2005. The effective rate for income tax expense is 39.1% for the three months ended June 30, 2006, as compared to 38.9% for the same three month period in 2005.

21st Century Holding Company

As a result of the foregoing, the Company’s net income for the three months ended June 30, 2006 was $8.9 million compared to net income of $3.0 million for the three months ended June 30, 2005.

Results of Operations
Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

Gross Premiums Written

Gross premiums written increased $24.9 million, or 40.5%, to $86.4 million for the six months ended June 30, 2006, as compared to $61.5 million for the six months ended June 30, 2005. The following table denotes gross premiums written by major product line.
	Six months ended June 30,
	2006		2005
	Amount	Percentage	Amount	Percentage

Automobile	$4,946,651	5.73%	$12,847,495	20.90%
Homeowners'	64,957,975	75.21%	37,086,287	60.35%
Commercial liability	16,457,119	19.06%	11,526,170	18.75%
Gross written premiums	$86,361,745	100.00%	$61,459,952	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $4.9 million, or 42.8 % to $16.5 million for the six months ended June 30, 2006, as compared to $11.5 million for the same six month period last year.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Six months ended June 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$12,741	77.5%	$9,994	86.6%
Georgia	570	3.4%	537	4.8%
Lousiania	2,854	17.3%	995	8.6%
Texas	292	1.8%	-	0.0%
Total	$16,457	100.0%	$11,526	100.0%

The Company’s sale of homeowners’ policies increased $27.9 million, or 43.1%, to $64.7 million for the six months ended June 30, 2006, as compared to $36.8 million in the same six months ended June 30, 2005. The increase in homeowners’ gross premiums written is primarily due to the Company’s rate increase and the addition of new customers.

The Company’s sale of auto insurance policies decreased by $7.9 million, or 61.5%, to $4.9 million for the six months ended June 30, 2006, as compared to $12.8 million in the same six months ended June 30, 2005.

Gross Premiums Ceded

Gross premiums ceded decreased to a debit balance of ($3.4) million for the six months ended June 30, 2006, as compared to a debit balance of ($5.0) million for the six months ended June 30, 2005. The decrease is associated with the change in our prepaid reinsurance premiums.

21st Century Holding Company

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $9.3 million for the six months ended June 30, 2006, as compared to $5.5 million for the six months ended June 30, 2005. The increased charge against written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($23.2) million for the six months ended June 30, 2006, as compared to ($10.3) million for the six months ended June 30, 2005. The change was due to a $22.6 million increase in unearned homeowners’ insurance premiums, a $4.1 million increase in unearned commercial general liability premiums, a $3.5 million decrease in unearned automobile premiums, and a $0.1 million decrease in unearned mobile home insurance premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Unearned Premiums” above.

Finance Revenue

Finance revenue decreased $0.9 million, or 44.6%, to $1.1 million for the six months ended June 30, 2006, as compared to $2.0 million for the six months ended June 30, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from.

Managing General Agent Fees

Managing general agent fees increased $0.1 million, or 10.2%, to $1.4 million for the six months ended June 30, 2006, as compared to $1.3 million for the six months ended June 30, 2005. The increase is associated with the number of policies issued during the respective periods.

Net Investment Income

Net investment income increased $1.0 million, or 55.7%, to $2.8 million for the six months ended June 30, 2006, as compared to $1.8 million for the six months ended June 30, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 4.8% for the six months ended June 30, 2006 as compared to a yield of 4.28% for the six months ending June 30, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.2 million, or 68.2% to $0.5 million for the six months ended June 30, 2006, as compared to $0.3 million for the six months ended June 30, 2005. The table below depicts the gains by investment category.

	Net Realized Gains (Losses) Six Months Ended June 30,
	2006	2005
Fixed maturities:
U.S. government obligations and agencies	$(32,516)	$(131,066)
Obligations of states and political subdivisions	75	(43)
	(32,441)	(131,109)

Corporate securities:
Other	(33,816)	31,521
Equity securities:
Common stocks	545,809	384,621

Total net realized gains	$479,552	$285,033

21st Century Holding Company

Other Income

Other income increased $0.7 million, or 173.9%, to $1.1 million for the six months ended June 30, 2006, as compared to $0.4 million for the six months ended June 30, 2005. Major components of other income for the six months ended June 30, 2006 included approximately $270,000 in connection with the recognition of our gain on the sale of our Lauderdale Lakes property, $247,000 of commissions in connection with the acquisition of our current reinsurance program, $159,000 of commissions in connection with the national flood insurance program, $153,000 in connection with our business interruption insurance proceeds stemming from Hurricane Wilma and $119,000 of policy fees in connection with our commercial general liability program.

Loss and LAE

Loss and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events

Loss and LAE decreased by $2.3 million, or 12.0%, to $16.9 million for the six months ended June 30, 2006, as compared to $19.2 million for the six months ended June 30, 2005. The decrease is attributable to the increase in loss and LAE incurred during the six months ended June 30, 2005 which was in connection with the adverse development associated with the 2004 hurricanes.

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

The table below reflects no effect to operations during the six months ended June 30, 2006 from the four hurricanes that occurred in July, August, September and October of 2005. As to Hurricane Wilma, despite the increase in claim count during the six months ended June 30, 2006, gross losses and reinsurance recoveries have increased by $8.1 million due primarily to an increase in average severity per claim.

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	20	-	-	-
Rita (September 20)	(5)	-	-	-
Wilma (October 24)	1,251	8.1	8.1	-

Total Loss Estimate	1,266	$8.1	$8.1	$-

The following table reflects the changes during the six months ended June 30, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $1.2 million occurred during the six months ended June 30, 2006 in connection with these storms.

21st Century Holding Company

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Charley (August 13)	5	$1.3	$1.3	$-
Frances (September 3)	3	0.5	0.5	-
Ivan (September 14)	(4)	1.0	-	1.0
Jeanne (September 25)	12	0.2	-	0.2

Total Loss Estimate	16	$3.0	$1.8	$1.2

Our loss ratio, as determined in accordance with GAAP, for the six month period ended June 30, 2006 was 33.46% compared with 47.19% for the same period in 2005. The table below reflects the loss ratios by product line.

	Six months ended June 30,
	2006	2005
Automobile	82.56%	61.92%
Homeowners'	26.04%	47.93%
Commercial liability	17.60%	23.04%
All lines	33.46%	47.19%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.8 million, or 21.7%, to $4.6 million for the six months ended June 30, 2006, as compared to $3.8 million for the six months ended June 30, 2005. The change is primarily due to premium tax expense which increased $0.7 million, or 91.3%, to $1.5 million for the six months ended June 30, 2006, as compared to $0.8 million for the six months ended June 30, 2005. Premium tax expense is directly correlated to written premium, which experienced an increase in 2006.

Salaries and Wages

Salaries and wages increased $0.5 million, or 14.3%, to $3.6 million for the six months ended June 30, 2006, as compared to $3.2 million for the six months ended June 30, 2005. As a result of adopting SFAS No. 123R on January 1, 2006, salaries and wages for the six months ended June 30, 2006 increased $280,000, representing approximately 62.0% of the 2006 overall increase. The remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. We believe that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.4 million, or 49.3%, to $0.4 million for the six months ended June 30, 2006, as compared to $0.8 million for the six months ended June 30, 2005. The change is primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $1.0 million, or 14.2%, to $8.0 million for the six months ended June 30, 2006, as compared to $7.0 million for the six months ended June 30, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations increased $3.7 million, or 69.7%, to $8.9 million for the six months ended June 30, 2006, as compared to $5.3 million for the six months ended June 30, 2005. The effective rate for income tax expense is 37.5% for the six months ended June 30, 2006, as compared to 37.4% for the same six month period in 2005.

21st Century Holding Company

As a result of the foregoing, the Company’s net income for the six months ended June 30, 2006 was $14.9 million compared to net income of $8.8 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

For the six months ended June 30, 2006, our primary sources of capital were revenues generated from operations, including decreased amounts due from reinsurers, net, increased unearned premiums, decreased prepaid reinsurance premiums and increased income taxes payable. Additionally, operational sources of capital came from decreased finance contracts receivable, decreased other assets, increased accounts payable and accrued expenses, increased premium deposits, net realized investment gains, non-cash compensation, depreciation and amortization, common stock issued for interest on notes, an increase in the provision for credit losses and increased funds held under reinsurance treaties. Also contributing to our liquidity were proceeds from exercised warrants, the sale of assets, exercised employee stock options, and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the six months ended June 30, 2006, operations provided net operating cash flow of $49.3 million, as compared to $13.9 million for the six months ended June 30, 2005.

For the six months ended June 30, 2006, operations generated $181.9 million of gross cash flow, due to a $120.5 million decrease in amounts due from reinsurers, net, a $23.2 million increase in unearned premiums, a $9.3 million decrease in prepaid reinsurance premiums, a $4.7 million increase in income taxes payable, a $3.5 million decrease in finance contracts receivable, a $1.9 million decrease in other assets, a $1.5 million increase in accounts payable and accrued expenses and a $1.3 million increase in premium deposits. To a much less significant extent, operations generated additional sources of cash via $0.5 million of net realized investment gains, $0.3 million of non-cash compensation, $0.2 million in depreciation and amortization, $0.1 million of common stock issued for interest on notes and a $0.1 million increase in the provision for credit losses; all in conjunction with net income of $14.9 million.

For the six months ended June 30, 2006, operations used $132.6 million of gross cash flow primarily due to a $122.7 million decrease in unpaid losses and LAE, a $2.8 million increase in policy acquisition costs, net of amortization, and a $2.7 million increase in premiums receivable, a $2.3 million increase in deferred income tax expense, a $1.9 million decrease in bank overdrafts, $0.1 million in amortization of investment discount, net, and a $0.1 million decrease in the provision for uncollectible premiums receivable.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the six months ended June 30, 2006, net investing activities used $48.9 million, as compared to providing $1.7 million for the six months ended June 30, 2005. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the six months ended June 30, 2006, investing activities generated $192.2 million and used $226.5 million from the maturity several times over of our very short municipal portfolio. An additional use of cash flow from investing activities was a $17.0 million receivable for investments sold. Sources of cash flow from investing activities included the sale of property with net book value of $2.7 million, for which we received $5.6 million in proceeds and recorded a $2.9 million deferred gain. The Company also used $0.4 million for the purchase of equipment.

For the six months ended June 30, 2006, net financing activities provided $3.5 million, as compared to using $3.1 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the sources of cash in connection with financing activities included $6.1 million from the exercise of warrants, a $1.7 million tax benefit related to non-cash compensation and $1.4 million from the exercise of stock options. The uses of cash in connection with financing activities included $2.0 million for the acquisition of common stock, $1.9 million in dividends paid, $1.7 million for the regularly scheduled principal and interest payments on our Notes and $0.2 million in connection with the reduction of our outstanding revolving credit.

21st Century Holding Company

Federated Premium’s operations are partially funded by the revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 14.40% and 9.39% for the six months ended June 30, 2006 and 2005, respectively. Interest expense on this revolving credit line totaled approximately $7,100 and $64,200 for the six months ended June 30, 2006 and 2005, respectively.

Outstanding borrowings under the Revolving Agreement were nothing and approximately $200,000 as of June 30, 2006 and December 31, 2005, respectively.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of June 30, 2006 were approximately $22.3 million and $23.0 million, respectively, and their statutory net income for the six months ended June 30, 2006 were $9.9 million and $3.1 million, respectively.

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and is carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of June 30, 2006 follows:

21st Century Holding Company

					Unrealized
	Amortized Cost		Fair Value		Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies	$69,361,984	59.34%	$68,051,017	59.66%	$(1,310,967)
Obligations of states and political subdivisions	17,589,373	15.04%	17,261,187	15.12%	(328,186)
	86,951,357	74.38%	85,312,204	74.78%	(1,639,153)
Corporate securities:
Communications	256,924	0.22%	260,325	0.22%	3,401
Financial	2,000,000	1.71%	1,918,335	1.69%	(81,665)
Other	11,907,451	10.19%	11,886,559	10.42%	(20,892)
	14,164,375	12.12%	14,065,219	12.33%	(99,156)
Equity securities:
Common stocks	15,779,144	13.50%	14,699,165	12.89%	(1,079,979)
	15,779,144	13.50%	14,699,165	12.89%	(1,079,979)

Total fixed, corporate and equity securities	$116,894,876	100.00%	$114,076,588	100.00%	$(2,818,288)

As of June 30, 2006, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out as of June 30, 2006 by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Nevertheless, the controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The most significant of these risks include weather related conditions.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, nine warrant holders exercised their warrants to acquire an aggregate of 475,330 shares of our common stock. The exercise price of the Warrants was approximately $18.70 per share. The names of the warrant holders, dates of exercise, number of shares purchased, exercise price and proceeds received by us are listed below.

21st Century Holding Company

	Date of	Date of	Number of	Exercise	Proceeds
Name	Grant	Exercise	Shares	Price	Received

WhiteBox Convertible Arbitrage Partners, LP	September 30, 2004	January 27, 2006	224,619	12.750	2,863,892
Omega Overseas Partners Ltd.	July 31, 2003	January 20, 2006	82,500	12.744	1,051,380
Hillson Partners LP	September 30, 2004	January 25, 2006	78,431	12.750	999,995
Pandora Select Partners, LP	September 30, 2004	January 27, 2006	45,131	12.750	575,420
Whitebox Intermarket Partners LP	September 30, 2004	January 27, 2006	33,824	12.750	431,256
Chris Pellegrini	July 31, 2003	January 20, 2006	2,250	12.744	28,674
WhiteBox Convertible Arbitrage Partners, LP	September 30, 2004	January 18, 2006	1,000	12.750	12,750
Cedric Fricke	July 31, 2003	May 17, 2006	1,500	12.744	19,116
Cedric Fricke	July 31, 2003	June 12, 2006	6,000	12.744	76,464
Youg & Usha Ganju	July 31, 2003	June 16, 2006	75	12.744	956

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

During the six months ended June 30, 2006, thirty-seven persons exercised options to acquire an aggregate of 181,600 shares of the Company's common stock with proceeds to the Company aggregating to approximately $3.2 million. The individuals exercising options consists of thirty-two employees, the Chief Executive Officer and his wife, the former Chief Operating Officer of the Company and two franchise owners. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 16, 2006, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $2.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $2.0 million, 130,461 shares for an average price of $15.34 between May 16, 2006 and May 24, 2006. The table below provides, in tabular format, information about our purchase of equity securities that are registered by the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April-06	None	None	None	None
May-06	$130,461	$15.34	$130,461	None
June-06	None	None	None	None

Item 3

Defaults upon Senior Securities

None

21st Century Holding Company

Item 4

Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 6, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

All of management’s nominees for directors as listed in the proxy statement were elected. Bruce Simberg, Richard W. Wilcox, Jr. and Peter J. Prygelski were elected as Class II directors to serve until the Annual Shareholder’s Meeting to be held in 2009 or until their successors are elected and qualified. The number of votes cast for each nominee is as follows:

	Shares Voted “FOR”	Votes Withheld
Bruce Simberg	5,543,937	84,127
Richard W. Wilcox, Jr.	5,540,744	87,310
Peter J. Prygelski	5,544,319	83,735

The proposal to approve the appointment of DeMeo Young McGrath as the Company’s independent auditors for the fiscal year ended December 31, 2006, was ratified by the following votes:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
5,594,858	27,160	6,036	0

Item 5

Other Information

None

Item 6

Exhibits

10.1
American Vehicle Insurance Company 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company for a portion of its business and a portion of the business assumed by it from its affiliated member companies executed on April 15, 2006 and became effective April 15, 2006 (incorporated by reference to Exhibit 10.37 in the Company’s current report Form 8-K held with the Securities and Exchange Commission (“SEC”) on April 19, 2006).

10.2
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.38 in the Company’s current report on Form 8-K held with the SEC on June 2, 2006).

10.39
Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.39 in the Company’s current report on Form 8-K held with the SEC on June 2, 2006).

10.4
Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.40 in the Company’s current report on Form 8-K held with the SEC on June 2, 2006).

21st Century Holding Company

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

Date: August 11, 2006