Form 10-Q
period 2006-09-30
21ST CENTURY HOLDING CO
filed 2006-11-14
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 0-2500111

21st Century Holding Company

(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 7,756,669 outstanding as of November 10, 2006

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21ST CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

ASSETS
Investments
Fixed maturities, available for sale, at fair value	$95,659,287	$69,787,809
Fixed maturities, held to maturity, at amoritized cost	19,673,555	19,691,937
Equity securities, available for sale, at fair value	13,712,670	10,606,663
Total investments	129,045,512	100,086,409

Cash and cash equivalents	7,866,388	6,071,460
Finance contracts, net of allowance for credit losses of $139,977 in 2006 and $419,445 in
2005, and net of unearned finance charges of $101,486 in 2006 and $379,212 in 2005	2,250,948	7,312,736
Prepaid reinsurance premiums	51,529,121	12,133,734
Premiums receivable, net of allowance for credit losses of $104,544 and $158,151, respectively	4,239,736	7,505,631
Reinsurance recoverable, net	—	136,675,703
Deferred policy acquisition costs	10,788,898	9,183,654
Deferred income taxes, net	4,734,950	2,703,978
Property, plant and equipment, net	1,369,102	3,901,385
Other assets	2,885,643	4,580,063
Total assets	$214,710,298	$290,154,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$31,227,291	$154,038,543
Unearned premiums	72,660,167	61,839,051
Due to reinsurers, net	19,008,193	—
Premiums deposits	2,714,447	2,144,863
Revolving credit outstanding	10,164	196,943
Bank overdraft	288,489	12,237,735
Funds held under reinsurance treaties	1,547,814	1,544,544
Income taxes payable	10,911,600	3,019,696
Subordinated debt	5,208,333	10,208,333
Deferred gain from sale of property	2,565,500	—
Accounts payable and accrued expenses	2,366,079	4,157,675
Total liabilities	148,508,077	249,387,383

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued 8,262,698 and
7,468,713 shares, respectively; Outstanding 7,564,788 and 6,771,864, respectively	82,627	74,688
Additional paid-in capital	41,612,236	31,825,053
Accumulated other comprehensive (deficit)	(938,888)	(1,537,243)
Retained earnings	25,446,246	10,404,872
Total shareholders' equity	66,202,221	40,767,370
Total liabilities and shareholders' equity	$214,710,298	$290,154,753

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Gross premiums written	$24,669,503	$25,355,235	$111,031,248	$86,815,187
Gross premiums ceded	(57,378,252)	(7,188,343)	(60,750,033)	(12,142,786)
Net premiums (ceded) written	(32,708,749)	18,166,892	50,281,215	74,672,401

Increase (Decrease) in prepaid reinsurance premiums	42,060,048	72,745	32,795,387	(5,437,633)
Decrease (Increase) in unearned premiums	12,356,106	2,462,575	(10,821,117)	(7,808,508)
Net change in prepaid reinsurance premiums and unearned premiums	54,416,154	2,535,320	21,974,270	(13,246,141)

Net premiums earned	21,707,405	20,702,212	72,255,485	61,426,260
Finance revenue	335,181	807,778	1,467,324	2,849,989
Managing general agent fees	483,413	558,883	1,983,107	1,811,576
Net investment income	1,572,606	972,302	4,380,885	2,776,098
Net realized investment gains	263,072	—	742,624	285,033
Other income	408,750	614,393	1,397,805	1,018,774
Total revenue	24,770,427	23,655,568	82,227,230	70,167,730

Expenses:
Loss and loss adjustment expense	10,270,956	13,275,690	27,182,957	32,494,462
Operating and underwriting expenses	3,779,909	1,607,749	8,392,485	5,396,561
Salaries and wages	1,698,993	1,600,716	5,309,465	4,759,417
Interest expense	135,168	313,962	545,455	1,123,893
Policy acquisition costs, net of amortization	4,998,739	3,920,679	13,043,776	10,968,721
Total expenses	20,883,765	20,718,796	54,474,138	54,743,054

Income from continuing operations before provision for income tax expense	3,886,662	2,936,772	27,753,092	15,424,676
Provision for income tax expense	857,377	1,084,054	9,805,936	5,762,741
Net income from continuing operations	3,029,285	1,852,718	17,947,156	9,661,935

Discontinued operations:
Income from discontinued operations (including gain on disposal of $0 and $1,630,000, respectively)	—	—	—	1,630,000
Provision for income tax expense	—	—	—	595,396
Income from discontinued operations	—	—	—	1,034,604
Net income	$3,029,285	$1,852,718	$17,947,156	$10,696,539

Basic net income per share from continuing operations	$0.40	$0.29	$2.41	$1.56

Basic net income per share from discontinued operations	$—	$—	$—	$0.17

Basic net income per share	$0.40	$0.29	$2.41	$1.73

Fully diluted net income per share from continuing operations	$0.40	$0.28	$2.27	$1.48

Fully diluted net income per share from discontinued operations	$—	$—	$—	$0.16

Fully diluted net income per share	$0.40	$0.28	$2.27	$1.64

Weighted average number of common shares outstanding	7,560,872	6,384,386	7,433,953	6,189,040

Weighted average number of common shares outstanding (assuming dilution)	7,562,563	6,589,257	7,912,077	6,533,575

Dividends declared per share	$0.12	$0.08	$0.36	$0.24

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2006	2005
Cash flow from operating activities:		Restated - See note 10
Net income	$17,947,156	$9,661,935
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment discount, net	(220,787)	(167,113)
Depreciation and amortization of property plant and equipment, net	250,624	345,868
Net realized investment gains	742,624	339,267
Gain on sale of assets	(462,796)	—
Common Stock issued for interest on Notes	128,125	315,625
Provision for credit losses, net	118,579	455,699
Provision (recovery) for uncollectible premiums receivable	(53,607)	(366,824)
Non-cash compensation	395,358	—
Changes in operating assets and liabilities:
Premiums receivable	3,319,502	205,263
Prepaid reinsurance premiums	(39,395,387)	5,437,633
Reinsurance recoverable, net	155,683,896	4,786,145
Income taxes recoverable	—	7,056,250
Deferred income tax expense	(2,030,972)	587,906
Deferred gain on sale of assets	(2,481,540)	—
Policy acquisition costs, net of amortization	(1,605,244)	(1,550,042)
Finance contracts receivable	4,943,209	263,514
Other assets	4,259,921	(1,651,186)
Unpaid losses and loss adjustment expenses	(122,811,252)	(10,442,550)
Unearned premiums	10,821,116	7,808,508
Premium deposits	569,584	75,877
Funds held under reinsurance treaties	3,270	1,568,872
Income taxes payable	7,891,904	—
Bank overdraft	(11,949,246)	(11,414,110)
Accounts payable and accrued expenses	(1,791,596)	(785,471)
Net cash provided by operating activities - continuing operations	24,272,441	12,531,066
Net cash (used for) operating activities - discontinued operations	—	(1,380,265)
Net cash provided by operating activities	24,272,441	11,150,801
Cash flow (used in) investing activities:
Proceeds from sale of investment securities available for sale	230,940,088	59,047,950
Purchases of investment securities available for sale	(259,822,673)	(69,288,240)
Receivable for investments sold	—	(1,450,000)
Purchases of property and equipment	(381,271)	(148,954)
Proceeds from sale of assets	5,607,266	—
Net cash (used in) investing activities - continuing operations	(23,656,590)	(11,839,244)
Net cash provided by investing activities - discontinued operations	—	1,689,129
Net cash (used in) provided by investing activities	(23,656,590)	(10,150,115)
Cash flow provided by (used in) financing activities:
Subordinated debt repaid	(3,333,334)	(3,764,584)
Acquisition of common stock	(2,000,880)	—
Exercised stock options	1,637,259	1,698,809
Dividends paid	(2,905,782)	(1,526,713)
Exercised warrants	7,968,593	—
Revolving credit outstanding	(186,779)	(2,070,438)
Net cash provided by (used in) financing activities - continuing operations	1,179,077	(5,662,926)
Net increase (decrease) in cash and cash equivalents	1,794,928	(4,662,240)
Cash and cash equivalents at beginning of period	6,071,460	6,127,706
Cash and cash equivalents at end of period	$7,866,388	$1,465,466

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
(continued)	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$260,199	$499,855
Non-cash investing and finance activities:
Accrued dividends payable	$991,216	$448,195
Retirement of subordinated debt by Common Stock issuance	$1,666,667	$1,666,667
Stock issued to pay interest on subordinated debt	$128,125	$315,625

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)	Organization and Business

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama and Kentucky are expected to begin this year. American Vehicle has a pending application to be authorized as a surplus lines carrier in the state California.

During the nine months ended September 30, 2006, 72.8%, 22.3% and 4.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2005, 61.4%, 19.6% and 19.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (Federated Premium”).

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we shall contract with general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and loss adjustment expense (“LAE”), and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates.

The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize up to 6 different actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weigh the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated loss adjustment expenses, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, Share-Based Payments (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of the Accounting Principles Board (“APB”) No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the requisite service period (usually the vesting period) during which an employee is required to provide services in exchange for the award. SFAS No. 123R also requires companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R was effective for 21st Century’s fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement.

We have determined that the pretax charge to earnings for the year ending 2006 will total approximately $0.6 million, of which approximately $0.4 million was charged to income from continuing operations before provision for income taxes for the nine months ended September 30, 2006. The effect on earnings per share for the nine months ended September 30, 2006 for both undiluted and fully diluted was approximately $0.03 per share. The effect on earnings per share for the three months ended September 30, 2006 for both undiluted and fully diluted was approximately $0.01 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

(C)	Stock Options

At September 30, 2006, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

During the nine months ended September 30, 2006, 41,000 non-qualified and 40,000 qualified stock options were issued with an average option price of $16.40 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

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

Certain amounts in 2005 financial statements have been reclassified to conform to the 2006 presentation

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

The amounts of WPAC’s advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A. M. Best rating of B or lower, to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 9.78% and 8.22% for the nine months ended September 30, 2006 and 2005, respectively.

Outstanding borrowings under the Revolving Agreement as of September 30, 2006 and December 31, 2005 were approximately $10,000 and $197,000, respectively. Interest expense on this revolving credit line for the nine months ended September 30, 2006 and 2005 totaled approximately $7,600 and $68,600, respectively.

(4)	Commitments and Contingencies

Management has a responsibility to continually measure and monitor its commitments and its contingencies. The nature of the Company’s commitments and contingencies can be grouped into three major categories, insured claim activity, assessment related activities and operational matters.

We are involved in claims and legal actions arising in the ordinary course of business. revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association, the Florida Insurance Guarantee Association, Citizens Property Insurance Company and the Florida Hurricane Catastrophic Fund.

Both Federated National and American Vehicle participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a Joint Underwriting Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the nine months ended September 30, 2006, Federated National and American Vehicle were assessed approximately $111,000 and $2,000, respectively by the JUA Plan based on their respective Cash Activity Reports. These assessments are charged to operations as paid. Future assessments by this association are undeterminable at this time.

21st Century Holding Company
Notes to Consolidated Financial Statements

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens Property Insurance Corporation (“Citizens”) determined a 2004 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies for this period provided for their participation totaling $1.5 million. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment which began in March 2006. As noted above, Federated National is entitled to recoup this assessment, and subrogated $1.5 million to our reinsurers. Through September 30, 2006 Federated National has recouped approximately $1.5 million in connection with this assessment. No charge to operations was recorded in connection with this assessment.

During a regularly scheduled meeting on September 14, 2006, the Citizens Board determined a 2005 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $163 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board has applied to the OIR for a Regular Assessment. There are no participation provisions in our excess of loss reinsurance policies covering any potential assessment however Federated National has currently qualified for limited apportionment status which in effect greatly limits our exposure to an assessment in connection with the 2005 plan year deficit. Our estimation of the Citizens 2005 plan year deficit is between zero and approximately $324,000. Accordingly, Federated National has not recognized a liability in connection with this assessment. Although not yet formally certified by the OIR we anticipate that the OIR will. Future assessments by Citizens are undeterminable at this time.
As a direct premium writer in the state of Florida, we are required to participate in an insurer solvency association under Florida Statutes 631.57(3) (a) by way of the Florida Insurance Guarantee Association (“FIGA”). Participation in this pool is based on our written premium by line of business to total premiums written statewide by all insurers. Our participation has resulted in an assessment due to the insolvency of other property and casualty insurance carriers in the state of Florida. The assessment was approximately 2% of our 2005 net written premium In Florida and totaled $1.2 million, net of $0.7 million taxes, and was charged to operations during the quarter ended September 30, 2006. Approval by Florida’s Office of Insurance Regulation (“OIR”) to recoup the assessment through a 0.9% policy surcharge to all Federated National homeowner policies issued in Florida for new and renewal business is pending. Already approved by the OIR is our assessment, through a 1.3% policy surcharge, to all American Vehicle general liability policies issued in Florida with effective dates of August 15, 2006 for new business and October 15, 2006 for renewal business. As of September 30, 2006 approximately $10,000 has been recouped in connection with this assessment.

The OIR issued OIR-06-008M dated May 4, 2006 to all property and casualty, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated Florida Hurricane Catastrophic Fund (“FHCF”) assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF has exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, has issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FCHF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment will become effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

21st Century Holding Company
Notes to Consolidated Financial Statements

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2006	$139,396
2007	557,583
2008	557,583
2009	557,583
2010	557,583
Thereafter	557,583
Total	$2,927,311

(5)	Comprehensive Income

For the three and nine months ended September 30, 2006 and 2005, comprehensive income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$3,029,285	$1,852,718	$17,947,156	$10,696,539
Change in net unrealized gains on investments available for sale	1,312,936	(860,601)	959,364	(1,139,339)
Comprehensive income, before tax	4,342,221	992,117	18,906,520	9,557,200
Income tax (expense) benefit related to items of other comprehensive income	(494,058)	321,308	(361,009)	433,672
Comprehensive income	$3,848,163	$1,313,425	$18,545,511	$9,990,872

(6)	Segment Information

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring “or “ceding” all or a portion of its exposure on insurance underwritten by it to another insurer, known as a “reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss.

For the 2006-2007 hurricane season, we have assembled a range of reinsurance products designed to insure the Company for an aggregate of approximately $414.5 million for a minimum of two catastrophic events. The reinsurance treaties contain several complex features and through a series of fluid retentions, attachment points and limitations, additional coverage may be afforded Federated National for events beyond the first two catastrophic events. Our retention will vary depending on the severity and frequency of each catastrophic event. The reinsurance companies and their respective participation in this season's program are noted in the table as follows:

		First Event Participation			Reinstated Premium Protection
Current AM Best Rating	Reinsurer	$20m in excess of $15m	$40m in excess of $35m	$72m in excess of $75m and FHCF participation	$20m in excess of $15m	$40m in excess of $35m
A+	Ace Temlpest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.8%	6.6%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
NR4	American Vehicle Insurance Company (Affiliated)	25.0%			25.0%

In the discussion that follows it should be noted that all amounts of reinsurance are based on management’s current analysis of Federated National’s exposure levels to catastrophic risk. Our data will be subjected to exposure

21st Century Holding Company
Notes to Consolidated Financial Statements

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

For the first and second catastrophic events equal to or less than $15 million, the bottom layer, Federated National will retain 100% of the first $4.3 million and the last $0.7 million of this bottom layer. The FHCF will participate 100% for the $10 million in excess of Federated National’s first $4.3 million.

For the first and second catastrophic events with aggregate losses in excess of the first $15.0 million discussed above and less than $35 million, Federated National has acquired 100% reinsurance protection with a single automatic premium reinstatement protection provision. The $20 million of coverage afforded in this layer is by way of 42% traditional, single season, excess of loss (“Traditional”) treaties and 58% structured multi-year, excess of loss (“Structured”) treaties. As noted in the chart above, American Vehicle will reinsure Federated National via a traditional treaty for 25% of this $20 million layer. Relative to the structured excess of loss reinsurance treaties, terms contained in these treaties afford capacity in this layer beyond the 2006 - 2007 season for two additional hurricane seasons. The structured treaties offer respective coverage for a single event in each of the three hurricane seasons and one additional respective coverage that may be applied as needed in any one of the three hurricane seasons. One of the structured treaties, representing 25% of this layer, contains a provision which prevents the Company from recovery if any single event results in damages that exceed $20 billion in the Unites States and its territories.

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

For an event where aggregate losses exceed $233.3 million, but are less than $305.3 million, Federated National has acquired traditional reinsurance treaties representing 65.3% of this layer without a provision for premium reinstatement protection. Premium reinstatement coverage would be prorated as to amount and if the first event exhausted this coverage then Federated National would be responsible for approximately $10.4 million for reinstatement protection. Additional coverage is afforded to Federated National via Industry Loss Warrants (“ILW”). The ILW policies provide for payments to Federated National based solely on industry wide losses to private and commercial property only in the State of Florida, not-withstanding losses incurred directly by Federated National. A payment to Federated National would only be considered, under the terms of these contracts, if insured wind damages incurred in the State of Florida exceeded amounts varying between $25 billion and $20 billion excluding public property and certain other named exclusions.

The Company is responsible for single catastrophic events with incurred losses in excess of approximately $305 million subject to the terms of the ILW’s above.

The estimated cost to the Company in connection with this reinsurance structure is approximately $65 million, which is for the most part payable in quarterly installments that began July 1, 2006 and are being amortized

21st Century Holding Company
Notes to Consolidated Financial Statements

through earned premium in accordance with the provisions and terms contained in the respective treaties.

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

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Charley (August 13)	2,572	$63.3	$53.3	$10.0
Frances (September 3)	3,811	51.5	41.5	10.0
Ivan (September 14)	1,063	25.9	—	25.9
Jeanne (September 25)	1,564	13.4	—	13.4
Total Loss Estimate	9,010	$154.1	$94.8	$59.3

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Dennis (July 10)	324	$2.7	$—	$2.7
Katrina (August 25)	2,116	13.0	10.0	3.0
Rita (September 20)	19	0.1	—	0.1
Wilma (October 24)	11,458	154.5	151.5	3.0
Total Loss Estimate	13,917	$170.3	$161.5	$8.8

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

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, directors, employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the

21st Century Holding Company
Notes to Consolidated Financial Statements

opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 45,500 and 97,650 shares, respectively.

In 2001, we implemented a franchise stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, though in connection with our sale of our franchise operations, we do not anticipate additional options to be granted under this plan. As of September 30, 2006 we had no outstanding exercisable options to purchase. As of December 31, 2005, we had 15,000 outstanding exercisable options to purchase.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, and officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2006 and December 31, 2005, we had outstanding exercisable options to purchase 727,508 and 823,608 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to September 30, 2006, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	—		—		451,500	$14.39
Exercised	(96,875)	$6.67	—	$—	(271,542)	$8.96
Cancelled	(3,750)	$6.67	—		(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	—	$—	—	$—	81,000	$16.40
Exercised	(52,150)	$6.67	(15,000)	$9.17	(121,200)	$9.21
Cancelled	—	$6.67	—		(55,900)	$14.87
Outstanding at September 30, 2006	45,500	$6.67	—	$—	727,508	$13.13

21st Century Holding Company
Notes to Consolidated Financial Statements

Options outstanding as of September 30, 2006 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
September 30, 2006	45,500	$6.67	—	$—	297,458	$9.21
December 31, 2006	—		—		47,800	$9.21
December 31, 2007	—		—		126,650	$9.21
December 31, 2008	—		—		95,000	$9.21
December 31, 2009	—		—		83,600	$9.21
December 31, 2010	—		—		61,300	$9.21
Thereafter	—		—		15,700
Total options exercisible	45,500		—		727,508

At September 30, 2006, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2006, are lower by approximately $395,000 and $245,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. For the three months ended September 30, 2006, income from continuing operations before provision for income taxes and net income are lower by approximately $115,000 and $70,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the nine month period ended September 30, 2006 would have been $2.45 and $2.30, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $2.41 and $2.27, respectively.

Basic and diluted earnings per share for the three month period ended September 30, 2006 would have been $0.41 and $0.41, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.40 and $0.40, respectively.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net Income as reported	$1,852,718	$10,696,539
Compensation, net of tax effect	132,308	932,007
Pro forma net income	$1,720,410	$9,764,532
Net income per share
As reported - Basic	$0.29	$1.73
As reported - Diluted	$0.28	$1.64
Pro forma - Basic	$0.27	$1.58
Pro forma - Diluted	$0.26	$1.49

The weighted average fair value for the 32,500 new options granted during the three months ended September 30, 2006 and the 48,500 new options granted during the three months ended June 30, 2006, estimated on the date of grant using the Black-Scholes option-pricing model was $4.31 and $4.67, respectively. There were no new options granted during the quarter ending March 31, 2006.

The weighted average fair value for new options granted during the nine months ended September 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $5.07. The fair value range of new options granted using the Black-Scholes option-pricing model during the nine months ended September 30, 2006 and during the nine months ended September 30, 2005 is from $3.62 to $5.02 and $2.81 to $10.75, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	September 30, 2006	September 30, 2005
Dividend yield	2.10% to 3.70%	2.33% to 2.43%
Expected volatility	43.06% to 44.30%	49.85% to 96.76%
Risk-free interest rate	4.60% to 4.90%	3.34% to 4.17%
Expected life (in years)	2.04 to 2.86	2.56 to 2.63

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

Summary information about the Company’s stock options outstanding at September 30, 2006:

	Range of Exercise Price	Outstanding at September 30, 2006	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at September 30, 2006

1998 Plan	$6.67	45,500	2.52	$6.67	45,500
2001 Franchise Plan	—	—	—	—	—
2002 Plan	$8.33 - $18.21	727,508	2.77	$13.13	297,458

21st Century Holding Company
Notes to Consolidated Financial Statements

(9)	Subordinated Debt

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

The July 2003 Notes paid interest at the annual rate of 6%, were subordinated to senior debt of the Company, and matured on July 31, 2006. Quarterly payments of principal and interest due on the July 2003 Notes were made in cash or, at our option, in shares of our Common Stock. When paid in shares of Common Stock, the number of shares issued was determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

The 2003 Warrants issued in this placement to the purchasers of the July 2003 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitled the holder to purchase ¾ of one share of our Common Stock at an exercise price of $12.744 per whole share (as adjusted for the Company’s three-for-two stock split) until July 31, 2006. The total number of shares issuable upon exercise of 2003 Warrants issued to the purchasers of the July 2003 Notes and to J. Giordano totaled 612,074. GAAP required that detachable warrants be valued separately from debt and included in paid-in capital.  Based on the terms of the purchase agreement with the investors in the private placement, management determined that the July 2003 Warrants had zero value at the date of issuance.

On July 31, 2006, we made the final principal payment of $625,000 on the July 2003 notes and the July 2003 warrants expired. Of the 612,074 shares that could have been issued in connection with the July 2003 warrants, 301,430 were exercised, 225,000 were reacquired in the open market by us and 85,644 were unexercised. The unexercised warrants were cancelled as of July 31, 2006.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of

21st Century Holding Company
Notes to Consolidated Financial Statements

the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance. Of the 1,019,000 warrants issued in connection with the September 2004 notes, 623,299 have been exercised to date.

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

Quarterly payment due date	2006	2005
January 31,	—	55,537
April 30,	38,420	—
July 31,	—	—
October 31,	n/a	—
Total common stock issued	38,420	55,537

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2006	2005
January 31,	—	103,870
April 30,	68,696	—
July 31,	—	—
October 31,	—	—
Total common stock issued	68,696	103,870

The Company retains the privilege of repaying these notes in cash or by the issuance of common stock. Through the quarter ended March 31, 2005, we made our quarterly installment payments by issuing common stock. Our regularly scheduled payments of principal and interest in connection with the July 2003 and September 2004 Notes due on April 30, 2006 were paid by issuance of 38,420 shares and 68,696 shares of our Common Stock, respectively. Our regularly scheduled payments of principal and interest in connection with the July 2003 and September 2004 Notes due on July 31, 2006 and October 31, 2006 were paid in cash.

For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.6 million per payment were due quarterly with the last installment paid in cash on July 31, 2006.

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.1 million per payment, are due quarterly for two more years with the last installment due on September 30, 2007. The scheduled loan payments for the next two years are as follows:

For the period
Year ending December 31, 2006	$1,041,667
Year ending December 31, 2007	4,166,666
Total	$5,208,333

21st Century Holding Company
Notes to Consolidated Financial Statements

(10)	Discontinued Operations

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

In connection with the transaction, the Company extended the expiration dates for the 75,000 outstanding stock options previously granted to Mr. Kluba and the 30,000 outstanding stock options previously granted to Mr. Kluba’s wife. No options remain outstanding under this arrangement.

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

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance, in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We internally process claims made by our own insureds through our wholly owned claims adjusting company, Superior.

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama and Kentucky are expected to begin this year. American Vehicle has a pending application to be authorized as a surplus lines carrier in the state of California.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2006, 72.8%, 22.3% and 4.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2005, 61.5%, 19.5% and 19.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of companies’ products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Vanguard Insurance Company. During the nine months ended September 30, 2006 the Florida OIR announced the take over of three of our major competitors due to the poor financial condition stemming from the effects of last year’s catastrophic hurricanes. We have experienced an increase in policy volume relative to our homeowners’ insurance products due to the narrowed competition.

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

The determination of liability for unpaid losses and LAE is dependent upon the various complex actuarial methods and different underlying assumptions utilized by our actuaries to produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. We do not calculate a range of loss reserve estimates. Ranges are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due to the fact that ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For other than automobile lines, claims adjusters generally establish individual claim case loss and LAE reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts, which in the judgment of the adjusters, are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.

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

At September 30, 2006, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described in Item 1, Part I, “Financial Statements - Note 8 - Stock Compensation Plans” of this Form 10-Q. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123 (R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the nine months and three months ending September 30, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, totaling approximately $377,600 and $103,600, respectively and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R; and totaling approximately $17,400 and $11,400, respectively. Results for prior periods have not been restated and there were no cumulative adjustments recorded in the September 30, 2006 Statement of Operations as a result of the adoption of FASB Statement 123 (R).

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2006, are lower by approximately $395,000 and $245,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. For the three months ended September 30, 2006, income from continuing operations before provision for income taxes and net income are lower by approximately $115,000 and $70,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the nine month period ended September 30, 2006 would have been $2.45 and $2.30, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $2.41 and $2.27, respectively.

Basic and diluted earnings per share for the three month period ended September 30, 2006 would have been $0.41 and $0.41, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.40 and $0.40, respectively.

Our estimate for compensation cost related to non-vested awards not yet recognized as of January 1, 2006 total approximately $1.7 million and the weighted average period over which it is expected to be recognized ranges between 2.6 and 2.82 years.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The weighted average fair value for the 32,500 new options granted during the three months ended September 30, 2006 and the 48,500 new options granted during the three months ended June 30, 2006, estimated on the date of grant using the Black-Scholes option-pricing model was $4.31 and $4.67, respectively. There were no new options granted during the quarter ending March 31, 2006.

The weighted average fair value for new options granted during the nine months ended September 30, 2005, estimated on the date of grant using the Black-Scholes option-pricing model was $5.07. The fair value range of new options granted using the Black-Scholes option-pricing model during the nine months ended September 30, 2006 and during the nine months ended September 30, 2005 is from $3.62 to $5.02 and $2.81 to $10.75, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	September 30, 2006	September 30, 2005
Dividend yield	2.10% to 3.70%	2.33% to 2.43%
Expected volatility	43.06% to 44.30%	49.85% to 96.76%
Risk-free interest rate	4.60% to 4.90%	3.34% to 4.17%
Expected life (in years)	2.04 to 2.86	2.56 to 2.63

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

On December 5, 2005, our Board of Directors granted a modification to the outstanding share-based stock options prior to the adoption of SFAS 123 (R). The modification provided that the grant price for 92,000 outstanding share-based stock options under the 2002 Stock Option Plan (both vested and unvested) be re-priced from $20.00 per share as originally issued to a new grant price of $16.00 per share. All other features of the stock options were unchanged. At the close of business on the date of the modification the Company’s common stock traded at $14.35 per share. The effect of the modification to these stock options was reflected in the pro forma disclosure for the period ended December 31, 2005. The reason for the re-price was to reinstate the desired motivational effect and provide a refreshed incentive to the holders of those stock options.

Analysis of Financial Condition
As of September 30, 2006 as Compared to December 31, 2005

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments increased $29.0 million, or 28.9%, to $129.0 million as of September 30, 2006, as compared to $100.1 million as of December 31, 2005. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 84.8% of total investments as of September 30, 2006, as compared to 80.3% as of December 31, 2005.

We did not hold any non-traded investment securities during 2006 or 2005.

Below is a summary of net unrealized gains and (losses) at September 30, 2006 and December 31, 2005 by category.

	Unrealized Gains and (Losses)
	September 30, 2006	December 31, 2005

Fixed maturities:
U.S. government obligations and agency obligations	$(678,091)	$(618,703)
Obligations of states and political subdivisions	(130,626)	(135,305)
	(808,717)	(754,008)

Corporate securities:
Communications	9,225	14,735
Financial	(21,105)	(225,768)
Other	(39,418)	(19,681)
	(51,298)	(230,714)

Equity securities:
Common stocks	(645,337)	(1,479,994)
Total unrealized gains and (losses), net	$(1,505,352)	$(2,464,716)

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

The investments held at September 30, 2006 and December 31, 2005 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Approximately two-thirds of the equity holdings are in income funds while the other third is invested in equities related to the mortgage investment industry and business service industry.

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

Cash and Cash Equivalents

Cash and cash equivalents, which include cash, certificates of deposits, and money market accounts increased $1.8 million, or 29.6%, to $7.9 million as of September 30, 2006, as compared to $6.1 million as of December 31, 2005. These balances are held primarily in money market accounts and are available for the settlement of hurricanes related claims.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $5.1 million, or 69.2%, to $2.3 million as of September 30, 2006, as compared to $7.3 million as of December 31, 2005. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $39.4 million, or 324.7%, to $51.5 million as of September 30, 2006, as compared to $12.1 million as of December 31, 2005. The increase is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $3.3 million, or 43.5%, to $4.2 million as of September 30, 2006, as compared to $7.5 million as of December 31, 2005.

Our homeowners’ insurance premiums receivable decreased $1.7 million, or 89.2%, to $0.2 million as of September 30, 2006, as compared to $1.9 million as of December 31, 2005. The decrease can be attributed to the seasonality of the purchasing patterns of our policy holders.

Our commercial general liability insurance premiums receivable increased $0.9 million, or 38.1%, to $3.1 million as of September 30, 2006, as compared to $2.3 million as of December 31, 2005.

Premiums receivable in connection with our automobile line of business decreased $2.4 million, or 58.0%, to $1.8 million as of September 30, 2006, as compared to $4.2 million as of December 31, 2005. The decrease in automobile related premiums receivable is associated with the sale of our distribution channels in connection with the sale of our agencies, effective December 31, 2004.

Reinsurance Recoverable

Reinsurance recoverable decreased to nothing as of September 30, 2006, as compared to $136.7 million as of December 31, 2005. The decrease is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $1.6 million, or 17.5%, to $10.8 million as of September 30, 2006, as compared to $9.2 million as of December 31, 2005. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the increase to this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.0 million, or 75.1%, to $4.7 million as of September 30, 2006, as compared to $2.7 million as of December 31, 2005. The increase is comprised primarily of $1.5 million related to discounted unearned premiums and $0.9 million in connection with the sale of our property in Lauderdale Lakes and $0.7 million related to FIGA assessments, offset by $0.6 million associated with deferred policy acquisition costs and $0.4 million related to our investments portfolio.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $2.5 million, or 64.9%, to $1.4 million as of September 30, 2006, as compared to $3.9 million as of December 31, 2005. Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note, generating a gain on sale totaling approximately $2.9 million. As part of the transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in February 2011. The Company recognized a deferred gain in connection with the sale totaling approximately $2.8 million.

Other Assets

Other assets decreased $1.7 million, or 26.0%, to $2.9 million as of September 30, 2006, as compared to $4.6 million as of December 31, 2005. Major components of other assets are as follows:

	September 30, 2006	December 31, 2005
Accrued interest income	$1,003,657	$734,059
Notes receivable	900,521	—
Unamortized loan costs	103,701	310,832
Compensating cash balances	9,911	363,021
Due from sale of discontinued operations, net	—	410,000
Prepaid expenses	278,554	349,138
Recoupment of assessments	485,731	2,025,210
Other	103,568	387,803
Total	$2,885,643	$4,580,063

Unpaid Losses and LAE

Unpaid losses and LAE decreased $122.8 million, or 79.7%, to $31.2 million as of September 30, 2006, as compared to $154.0 million as of December 31, 2005. The decrease in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	September 30, 2006	December 31, 2005
Homeowners'	$18,104,629	$135,173,026
Commercial general liability	4,901,418	3,661,256
Automobile	8,221,244	15,204,261
	$31,227,291	$154,038,543

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

Unearned Premium

Unearned premiums increased $10.8 million, or 17.5%, to $72.7 million as of September 30, 2006, as compared to $61.8 million as of December 31, 2005. The increase was due to a $12.2 million increase in unearned homeowners’ insurance premiums, a $4.6 million increase in unearned commercial general liability premiums, and a $6.0 million decrease in unearned automobile premiums. These changes reflect our continued emphasis in 2006 on property and commercial general liability insurance products.

Due to Reinsurers, net

Due to reinsurers, net increased to $19.0 million as of September 30, 2006, as compared to nothing as of December 31, 2005 at which time the company had an asset, Reinsurance recoverable, net.

Premium Deposits

Premium deposits increased $0.6 million, or 26.6%, to $2.7 million as of September 30, 2006, as compared to $2.1 million as of December 31, 2005. Premium deposits are monies received on policies not yet in force as of September 30, 2006. The change is due to our policyholders purchasing patterns, the Company’s marketing efforts and our policies renewal patterns.

Revolving Credit Outstanding

Revolving credit outstanding decreased to nearly nothing as of September 30, 2006, as compared to $0.2 million as of December 31, 2005. The decrease is due to our cash management efforts, our requested credit reduction, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft decreased $11.9 million, or 97.6%, to $0.3 million as of September 30, 2006, as compared to $12.2 million as of December 31, 2005. The bank overdraft relates to hurricane-related loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties remained relatively unchanged at $1.5 million as of September 30, 2006, as compared to $1.5 million as of December 31, 2005. During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provided for their participation totaling $1.5 million of our $2.0 million assessment. Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National recouped $1.5 million of this assessment from our reinsurers.

Income Taxes Payable

Income taxes payable increased $7.9 million, or 261.3%, to $10.9 million as of September 30, 2006, as compared to $3.0 million as of December 31, 2005. The increase is due to our continued profitable operations and the one time gain in connection with the sale of our property in Lauderdale Lakes.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subordinated Debt

Subordinated Debt decreased $5.0 million, or 49.0%, to $5.2 million as of September 30, 2006, as compared to $10.2 million as of December 31, 2005. The decrease is in connection with the retirement of the 2003 notes on July 31, 2006 and the scheduled quarterly principal payments on the 2004 notes.

Deferred Gain from Sale of Property

Deferred gain from sale of property increased to $2.6 million as of September 30, 2006 as compared to nothing as of December 31, 2005. In accordance with the provisions of FASB No. 13, we will amortize the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.8 million, or 43.1%, to $2.4 million as of September 30, 2006 as compared to $4.2 million as of December 31, 2005. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Gross Premiums Written

Gross premiums written decreased $0.7 million, or 2.7%, to $24.7 million for the three months ended September 30, 2006, as compared to $25.4 million for the three months ended September 30, 2005. The following table denotes gross premiums written by major product line.

	Three months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$15,907,467	64.48%	$16,275,500	64.19%
Commercial liability	8,292,591	33.62%	5,451,419	21.50%
Automobile	469,445	1.90%	3,628,316	14.31%
Gross written premiums	$24,669,503	100.00%	$25,355,235	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $2.8 million, or 52.1 % to $8.3 million for the three months ended September 30, 2006, as compared to $5.5 million for the same three month period last year.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage

State
Florida	$5,428	65.45%	$4,525	83.01%
Georgia	660	7.96%	440	8.08%
Lousiania	1,380	16.64%	486	8.91%
Texas	825	9.95%	—	0.00%
Total	$8,293	100.00%	$5,451	100.00%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of homeowners’ policies decreased $0.4 million, or 2.27% to $15.9 million for the three months ended September 30, 2006, as compared to $16.3 million in the same three months ended September 30, 2005.

The Company’s sale of auto insurance policies decreased by $3.2 million, or 87.1%, to $0.5 million for the three months ended September 30, 2006, as compared to $3.6 million in the same three months ended September 30, 2005.

Gross Premiums Ceded

Gross premiums ceded increased to a debit balance of ($57.4) million for the three months ended September 30, 2006, as compared to a debit balance of ($7.2) million for the three months ended September 30, 2005. The increase is associated with the change in our prepaid reinsurance premiums.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $42.1 million for the three months ended September 30, 2006, as compared to $0.1 million for the three months ended September 30, 2005. The increased credit to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $12.4 million for the three months ended September 30, 2006, as compared to $2.5 million for the three months ended September 30, 2005. The change was due to a $10.4 million decrease in unearned homeowners’ insurance premiums, a $0.5 million increase in unearned commercial general liability premiums, a $2.5 million decrease in unearned automobile premiums, and a $0.1 million decrease in unearned mobile home insurance premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Analysis of Financial Condition - Unearned Premiums” on page 29.

Net Premiums Earned

Net premiums earned increased $1.0 million, or 4.9%, to $21.7 million for the three months ended September 30, 2006, as compared to $20.7 million for the three months ended September 30, 2005. The following table denotes net premiums earned by product line.

	Three months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$11,040,823	50.87%	$9,613,286	46.44%
Commercial liability	7,743,852	35.67%	4,943,853	23.88%
Automobile	2,922,730	13.46%	6,145,073	29.68%
Net premiums earned	$21,707,405	100.00%	$20,702,212	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $2.8 million, or 56.6 % to $7.7 million for the three months ended September 30, 2006, as compared to $4.9 million for the same three month period last year.

Finance Revenue

Finance revenue decreased $0.5 million, or 58.5%, to $0.3 million for the three months ended September 30, 2006, as compared to $0.8 million for the three months ended September 30, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there-from.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Managing General Agent Fees

Managing general agent fees decreased $0.1 million, or 13.5%, to $0.5 million for the three months ended September 30, 2006, as compared to $0.6 million for the three months ended September 30, 2005. The decrease is associated with the number of policies issued during the respective periods.

Net Investment Income

Net investment income increased $0.6 million, or 61.7%, to $1.6 million for the three months ended September 30, 2006, as compared to $1.0 million for the three months ended September 30, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 5.59 % for the three months ended September 30, 2006 as compared to a yield of 4.37% for the three months ended September 30, 2005.

Net Realized Investment Gains

Net realized investment gains increased to $0.3 million for the three months ended September 30, 2006, as compared to nothing for the three months ended September 30, 2005. These gains were in connection with various common stocks held by the company.

Other Income

Other income decreased $0.2 million, or 33.5%, to $0.4 million for the three months ended September 30, 2006, as compared to $0.6 million for the three months ended September 30, 2005. Major components of other income for the three months ended September 30, 2006 included approximately $0.1 million of commissions in connection with the acquisition of our current reinsurance program, $0.1 million in connection with the recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million of commissions in connection with the national flood insurance program.

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

Loss and LAE decreased by $3.0 million, or 22.6%, to $10.3 million for the three months ended September 30, 2006, despite $4.0 million adverse development in connection with the 2004 hurricane season, as compared to $13.3 million for the three months ended September 30, 2005, which also included significant adverse development in connection with the same 2004 hurricanes.

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

The table below reflects a recovery to operations of $0.2 million during the three months ended September 30, 2006 from the four hurricanes that occurred in July, August, September and October of 2005.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Dennis (July 10)	2	$—	$—	$—
Katrina (August 25)	20	(1.5)	(1.5)	—
Rita (September 20)	—	(0.1)	—	(0.1)
Wilma (October 24)	168	8.3	8.4	(0.1)
Total Loss Estimate	190	$6.7	$6.9	$(0.2)

The following table reflects the changes during the three months ended September 30, 2006 in connection with the four hurricanes that occurred in August and September of 2004. During the three months ended September 30, 2006, the resolution of other lawsuits involving similarly styled coverage issues involving other property insurers came to fruition. Accordingly, based on the resolution of these lawsuits involving similarly styled coverage issues we have charged operations with approximately $3.9 million of additional loss and LAE during the quarter ended September 30, 2006.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Charley (August 13)	2	$2.5	$2.5	$—
Frances (September 3)	3	0.7	0.8	(0.1)
Ivan (September 14)	2	3.9	—	3.9
Jeanne (September 25)	4	0.2	—	0.2
Total Loss Estimate	11	$7.3	$3.3	$4.0

Our loss ratio, as determined in accordance with GAAP, for the three month period ended September 30, 2006 was 47.32% compared with 64.13% for the same period in 2005. The table below reflects the loss ratios by product line.

	Three months ended September 30,
	2006	2005
Homeowners'	63.42%	99.25%
Commercial liability	18.01%	6.83%
Automobile	64.13%	55.27%
All lines	47.32%	64.13%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.2 million, or 135.1%, to $3.8 million for the three months ended September 30, 2006, as compared to $1.6 million for the three months ended September 30, 2005. The increase is primarily due to a charge to operations of $1.9 million in connection with a FIGA assessment. Approval by the OIR to recoup the assessment through a 0.9% policy surcharge over a twelve month period for new and renewal business is pending.

Salaries and Wages

Salaries and wages increased $0.1 million, or 6.1%, to $1.7 million for the three months ended September 30, 2006, as compared to $1.6 million for the three months ended September 30, 2005. As a result of adopting SFAS No. 123R on January 1, 2006, salaries and wages for the three months ended September 30, 2006 increased $115,000, representing approximately 117.4% of the 2006 third quarter’s overall increase.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $0.2 million, or 57.0%, to $0.1 million for the three months ended September 30, 2006, as compared to $0.3 million for the three months ended September 30, 2005. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $1.1 million, or 27.5%, to $5.0 million for the three months ended September 30, 2006, as compared to $3.9 million for the three months ended September 30, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations decreased $0.2 million, or 20.9%, to $0.9 million for the three months ended September 30, 2006, as compared to $1.1 million for the three months ended September 30, 2005. The effective rate for income tax expense is 22.1% for the three months ended September 30, 2006, as compared to 36.9% for the same three month period in 2005.

Net Income

As a result of the foregoing, the Company’s net income for the three months ended September 30, 2006 was $3.0 million compared to net income of $1.9 million for the three months ended September 30, 2005.

Results of Operations
Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

Gross Premiums Written

Gross premiums written increased $24.2 million, or 27.9%, to $111.0 million for the nine months ended September 30, 2006, as compared to $86.8 million for the nine months ended September 30, 2005. The following table denotes gross premiums written by major product line.

	Nine months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$80,865,442	72.83%	$53,361,787	61.47%
Commercial liability	24,749,710	22.29%	16,977,589	19.56%
Automobile	5,416,096	4.88%	16,475,811	18.98%
Gross written premiums	$111,031,248	100.00%	$86,815,187	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $7.8 million, or 45.8 % to $24.7 million for the nine months ended September 30, 2006, as compared to $17.0 million for the same nine month period last year.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$18,169	73.41%	$14,520	85.52%
Georgia	1,230	4.97%	977	5.75%
Lousiania	4,234	17.11%	1,481	8.73%
Texas	1,117	4.51%	-	0.00%
Total	$24,750	100.00%	$16,978	100.00%

The Company’s sale of homeowners’ policies increased $27.5 million, or 51.6%, to $80.9 million for the nine months ended September 30, 2006, as compared to $53.4 million in the same nine months ended September 30, 2005. The increase in homeowners’ gross premiums written is primarily due to the Company’s rate increase, and to a lesser extent, the addition of new customers.

The Company’s sale of auto insurance policies decreased $11.1 million, or 67.1%, to $5.4 million for the nine months ended September 30, 2006, as compared to $16.5 million in the same nine months ended September 30, 2005.

Gross Premiums Ceded

Gross premiums ceded increased to a debit balance of ($60.8) million for the nine months ended September 30, 2006, as compared to a debit balance of ($12.1) million for the nine months ended September 30, 2005. The increase is associated with the change in our prepaid reinsurance premiums in connection with our 2006-2007 hurricane season. For further discussion please see Footnote 7 titled “Reinsurance Agreements”.

Increase (Decrease) in Prepaid Reinsurance Premiums

The increase (decrease) in prepaid reinsurance premiums was $32.8 million for the nine months ended September 30, 2006, as compared to ($5.4) million for the nine months ended September 30, 2005. The increased credit to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($10.8) million for the nine months ended September 30, 2006, as compared to ($7.8) million for the nine months ended September 30, 2005. The change was due to a $12.2 million increase in unearned homeowners’ insurance premiums, a $4.6 million increase in unearned commercial general liability premiums, and a $6.0 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Analysis of Financial Condition - Unearned Premiums” on page 29.

Net Premiums Earned

Net premiums earned increased $10.8 million, or 17.6%, to $72.3 million for the nine months ended September 30, 2006, as compared to $61.4 million for the nine months ended September 30, 2005. The following table denotes net premiums earned by major product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$40,720,936	56.36%	$29,319,478	47.73%
Commercial liability	20,126,319	27.85%	13,277,426	21.62%
Automobile	11,408,230	15.79%	18,829,356	30.65%
Net premiums earned	$72,255,485	100.00%	$61,426,260	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $6.8 million, or 51.6 % to $20.1 million for the nine months ended September 30, 2006, as compared to $13.3 million for the same nine month period last year.

Finance Revenue

Finance revenue decreased $1.4 million, or 48.5%, to $1.5 million for the nine months ended September 30, 2006, as compared to $2.8 million for the nine months ended September 30, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from.

Managing General Agent Fees

Managing general agent fees increased $0.2 million, or 9.5%, to $2.0 million for the nine months ended September 30, 2006, as compared to $1.8 million for the nine months ended September 30, 2005.

Net Investment Income

Net investment income increased $1.6 million, or 57.8%, to $4.4 million for the nine months ended September 30, 2006, as compared to $2.8 million for the nine months ended September 30, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 4.69% for the nine months ended September 30, 2006 as compared to a yield of 3.54% for the nine months ending September 30, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.5 million, or 160.5%, to $0.7 million for the nine months ended September 30, 2006, as compared to $0.3 million for the nine months ended September 30, 2005. The table below depicts the gains (losses) by investment category.

	Net Realized Gains (Losses)
	Nine Months Ended September 30,
	2006	2005
Fixed maturities:
U.S. government obligations and agencies	$(32,516)	$(131,066)
Obligations of states and political subdivisions	76	(43)
	(32,440)	(131,109)

Corporate securities:
Other	(33,816)	31,521
Equity securities:
Common stocks	808,880	384,621
Total net realized gains	$742,624	$285,033

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

Other income increased $0.4 million, or 37.2%, to $1.4 million for the nine months ended September 30, 2006, as compared to $1.0 million for the nine months ended September 30, 2005. Major components of other income for the nine months ended September 30, 2006 included approximately $0.4 million in connection with the recognition of our gain on the sale of our Lauderdale Lakes property, $0.4 million of commissions in connection with the acquisition of our current reinsurance program, $0.2 million of commissions in connection with the national flood insurance program, $0.2 million of business interruption recovery, and $0.1 million of rental income.

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

Loss and LAE decreased by $5.3 million, or 16.3%, to $27.2 million for the nine months ended September 30, 2006, as compared to $32.5 million for the nine months ended September 30, 2005. The decrease is attributable to the increase in loss and LAE incurred during the nine months ended September 30, 2005 which was in connection with the adverse development associated with the 2004 hurricanes.

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

The table below reflects a recovery to operations of $0.2 million during the nine months ended September 30, 2006 from the four hurricanes that occurred in July, August, September and October of 2005.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Dennis (July 10)	2	$—	$—	$—
Katrina (August 25)	40	(1.5)	(1.5)	—
Rita (September 20)	(5)	(0.1)	—	(0.1)
Wilma (October 24)	1,419	16.4	16.5	(0.1)
Total Loss Estimate	1,456	$14.8	$15.0	$(0.2)

The following table reflects the changes during the nine months ended September 30, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $5.3 million occurred during the nine months ended September 30, 2006 in connection with these storms.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Charley (August 13)	7	$3.8	$3.8	$—
Frances (September 3)	6	1.2	1.2	—
Ivan (September 14)	(2)	4.9	—	4.9
Jeanne (September 25)	16	0.4	—	0.4
Total Loss Estimate	27	$10.3	$5.0	$5.3

Our loss ratio, as determined in accordance with GAAP, for the nine month period ended September 30, 2006 was 37.62% compared with 52.9% for the same period in 2005. The table below reflects the loss ratios by product line.

	Nine months ended September 30,
	2006	2005
Homeowners'	36.17%	64.76%
Commercial liability	17.76%	17.00%
Automobile	77.83%	59.75%
All lines	37.62%	52.90%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part I, Item 1, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $3.0 million, or 55.5%, to $8.4 million for the nine months ended September 30, 2006, as compared to $5.4 million for the nine months ended September 30, 2005. The change is primarily due to a charge to operations of $1.9 million in connection with a FIGA assessment and premium tax expense which increased $1.1 million. Approval by the OIR to recoup the assessment through a 0.9% policy surcharge over a twelve month period for new and renewal business is pending. Premium tax expense is directly correlated to written premium, which experienced an increase in 2006.

Salaries and Wages

Salaries and wages increased $0.6 million, or 11.6%, to $5.3 million for the nine months ended September 30, 2006, as compared to $4.8 million for the nine months ended September 30, 2005. As a result of the adoption of SFAS No. 123R on January 1, 2006, salaries and wages for the nine months ended September 30, 2006 include a $0.4 million charge, representing approximately 71.8% of the 2006 overall increase. The remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. We believe that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.6 million, or 51.5%, to $0.5 million for the nine months ended September 30, 2006, as compared to $1.1 million for the nine months ended September 30, 2005. The change is primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $2.1 million, or 18.9%, to $13.0 million for the nine months ended September 30, 2006, as compared to $11.0 million for the nine months ended September 30, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations increased $3.4 million, or 54.2%, to $9.8 million for the nine months ended September 30, 2006, as compared to $6.4 million for the nine months ended September 30, 2005. The effective rate for income tax expense is 35.3% for the nine months ended September 30, 2006, as compared to 37.3% for the same nine month period in 2005.

Net Income

As a result of the foregoing, the Company’s net income for the nine months ended September 30, 2006 was $17.9 million compared to net income of $10.7 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, our primary sources of capital were revenues generated from operations, including decreased amounts due from reinsurers, net, increased unearned premiums, increased income taxes payable and decreased finance contracts receivable. Operational sources of capital also included decreased premiums receivable, decreased other assets, net realized investment gains, increased premium deposits, non-cash compensation, depreciation and amortization, common stock issued for interest on notes, an increased provision for credit losses and increased funds held under reinsurance treaties. Also contributing to our liquidity were proceeds from the sale of investment securities, exercised warrants, the sale of assets, exercised employee stock options and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the nine months ended September 30, 2006, operations provided net operating cash flow of $24.3 million, as compared to $11.2 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, operations generated $207.1 million of gross cash flow, due to a $155.7 million decrease in amounts due from reinsurers, net, a $10.8 million increase in unearned premiums, a $7.9 million increase in income taxes payable, a $4.9 million decrease in finance contracts receivable, a $3.3 million decrease in premiums receivable, a $4.3 million decrease in other assets and $0.7 million of net realized investment gains. To a much less significant extent, operations generated additional sources of cash via a $0.6 million increase in premium deposits, $0.4 million of non-cash compensation, $0.3 million in depreciation and amortization, $0.1 million of common stock issued for interest on notes and a $0.1 million increase in the provision for credit losses; all in conjunction with net income of $17.9 million.

For the nine months ended September 30, 2006, operations used $182.8 million of gross cash flow primarily due to a $122.8 million decrease in unpaid losses and LAE, a $39.4 million increase in prepaid reinsurance premiums, a $11.9 million decrease in bank overdrafts, a $2.5 million increase in deferred gain on sale of our building, a $1.8 million decrease in accounts payable and accrued expenses, a $1.6 million increase in policy acquisition costs, net of amortization, a $2.0 million increase in deferred income tax expense, a $0.5 million increase in recognized gain in connection with the sale of our building, $0.2 million in amortization of investment discount, net and a $0.1 million recovery of uncollectible premiums receivable.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the nine months ended September 30, 2006, net investing activities used $23.7 million, as compared to $10.2 million for the nine months ended September 30, 2005. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the nine months ended September 30, 2006, investing activities generated $230.9 million and used $259.8 million from the maturity several times over of our very short municipal portfolio. Sources of cash flow from investing activities included the sale of property with net book value of $2.7 million, for which we received $5.6 million in proceeds and recorded a $2.9 million deferred gain. The Company also used $0.4 million for the purchase of equipment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2006, net financing activities provided $1.2 million, as compared to using $5.7 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the sources of cash in connection with financing activities included $8.0 million from the exercise of warrants and $1.6 million from the exercise of stock options. The uses of cash in connection with financing activities included $3.3 million for the regularly scheduled principal and interest payments on our Notes, $2.9 million in dividends paid, $2.0 million for the acquisition of common stock and $0.2 million in connection with the reduction of our outstanding revolving credit.

Federated Premium’s operations are partially funded by the revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 9.78% and 8.22% for the nine months ended September 30, 2006 and 2005, respectively. Interest expense on this revolving credit line totaled approximately $7,600 and $68,600 for the nine months ended September 30, 2006 and 2005, respectively.

Outstanding borrowings under the Revolving Agreement were approximately $10,000 and $200,000 as of September 30, 2006 and December 31, 2005, respectively.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of September 30, 2006 were approximately $21.5 million and $27.0 million, respectively, and their statutory net income for the nine months ended September 30, 2006 were $9.4 million and $6.6 million, respectively.

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and is carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2006 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$69,348,494	53.13%	$68,670,403	53.21%	$(678,091)
U.S. government obligations and agencies held to maturity	18,672,001	14.30%	18,672,001	14.47%	—
Obligations of states and political subdivisions available for sale	24,508,085	18.77%	24,377,459	18.89%	(130,626)
Obligations of states and political subdivisions held to maturity	501,554	0.38%	501,554	0.39%	—
	113,030,134	86.58%	112,221,417	86.96%	(808,717)
Corporate securities:
Communications available for sale	512,723	0.40%	521,948	0.40%	9,225
Financial available for sale	500,000	0.38%	478,895	0.37%	(21,105)
Other available for sale	1,650,000	1.26%	1,610,582	1.25%	(39,418)
Other held to maturity	500,000	0.38%	500,000	0.39%	-
	3,162,723	2.42%	3,111,425	2.41%	(51,298)
Equity securities:
Common stocks available for sale	14,358,007	11.00%	13,712,670	10.63%	(645,337)
Total fixed, corporate and equity securities	$130,550,864	100.00%	$129,045,512	100.00%	$(1,505,352)

For our held to maturity portfolio as of September 30, 2006, the unrealized loss on our U.S. government obligations and agencies was approximately $76,000 and the unrealized loss on our Obligations of states and political subdivisions was approximately $946.

As of September 30, 2006, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations.

Item 4

Controls and Procedures

 We carried out an evaluation required by the Securities and Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2006, the end of the period covered by this report.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that

21st Century Holding Company

such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. Specifically, we are a party to approximately seven lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. During the three months ended September 30, 2006, the resolution of other lawsuits involving similarly styled coverage issues involving other property insurers came to fruition. Accordingly, based on the resolution of these lawsuits involving similarly styled coverage issues we have charged operations with approximately $3.9 million of additional loss and LAE during the quarter ended September 30, 2006.

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

Item 2

(a)	Unregistered Sales of Equity Securities and Use of Proceeds

Our warrant holders exercised an aggregate of 49,926 warrants at an exercise price of $12.65 per share and 102,663 warrants at an exercise price of $12.75 per share during the three months ended September 30, 2006.

Each of the warrant holders paid for their shares with cash. Each of these warrant holders exercised their warrants in reliance upon Section 4(2) of the Securities Act of 1933, because each of these holders was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. We have filed registration statements to register the resale of the shares acquired upon exercise of the 2003 and 2004 warrants.

During the three months ended September 30, 2006, fourteen employees exercised options to acquire an aggregate of 6,750 shares of the Company's common stock with proceeds to the Company aggregating to approximately $0.1 million. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends, except the Company has issued stop-transfer instructions against any shares held by affiliates.

21st Century Holding Company

(b)	None

(c)	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 16, 2006, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $2.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $2.0 million, 130,461 shares for an average price of $15.34 between May 16, 2006 and May 24, 2006. The Company did not repurchase any shares during the three month period ended September 30, 2006.

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

Item 6

Exhibits

10.1	Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and American Vehicle Insurance Company, effective July 1, 2006. *

10.2
Industry Loss Warranty Catastrophe Excess of Loss Reinsurance between Federated National Insurance Company and Liberty Mutual Insurance Company for $15 million Ultimate Net Loss, effective July 1, 2006. *

10.3
Industry Loss Warranty Catastrophe Excess of Loss Reinsurance between Federated National Insurance Company and Liberty Mutual Insurance Company for $10 million Ultimate Net Loss, effective July 1, 2006. *

10.4
Industry Loss Warranty Catastrophe Excess of Loss Reinsurance between Federated National Insurance Company and Odyssey America Reinsurance Corporation for $2.5 million Ultimate Net Loss, effective July 1, 2006. *

10.5	Multi-Year Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and Allianz Risk Transfer (Bermuda) Limited, effective July 1, 2006. *

10.6	Multi-Year Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and Catlin Insurance Company, Ltd., effective July 1, 2006. *

10.7	Reinstatement Premium Protection Reinsurance Contract between Federated National Insurance Company and National Liability and Fire Insurance Company, effective July 1, 2006. *

10.8	Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and National Liability and Fire Insurance Company, effective July 1, 2006. *

21st Century Holding Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

*	filed herewith

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

Date: November 14, 2006