Form 10-K
period 2006-12-31
21ST CENTURY HOLDING CO
filed 2007-03-16
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2006
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________

Commission file number: 0-2500111
21st Century Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida 33311
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  (954) 581-9993

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market, LLC
Redeemable Warrants expiring September 30, 2007	NASDAQ Global Market, LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $85,440,927 on June 30, 2006, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 15, 2007, the total number of shares outstanding of Registrant's common stock was 7,959,330.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of the Shareholders are incorporated by reference into Part III, of this .Form 10K

21st Century Holding Company

21st Century Holding Company

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1  BUSINESS

GENERAL

21st Century Holding Company (“the 21st Century,” “Company,” “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama, Arkansas and Missouri are expected to begin this year. American Vehicle has an application pending authorization as a surplus lines carrier in the state of California, and applications pending submission to the states of Mississippi and Nevada.

During the year ended December 31, 2006, 74.4%, 21.6%, and 4.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the year ended December 31, 2005, 63.8%, 18.9%, and 17.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida and our telephone number is (954) 581-9993.

Our web site is located at www.21centuryholding.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

21st Century Holding Company

RECENT DEVELOPMENTS

New Florida Legislation

During an emergency session in January 2007, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens Property Insurance Corporation (“Citizens”),which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. Previously, Citizens was the insurer of last resort for residential property insurance because its required premium rates were higher than those generally available in the market place from private insurers. The new law also empowers the State of Florida to assess Citizens’ underwriting losses against many lines of property and casualty insurance written for Florida residents, including auto insurance. The State of Florida also issued an order that essentially prevents insurance companies from non-renewing residential property insurance policies until after the 2007 hurricane season.

We are evaluating the ramifications of CS/HB-1A, specifically regarding property insurance rates that we believe are inadequate to cover the related underwriting risk. Additionally, we are concerned about competing against a state-owned insurance company. At this time, it is difficult for us to predict the impact of these new legislation in the Florida property and casualty market and we are closely monitoring the situation.

Impact of 2005 -2006 Hurricane Season

From June through October 2005, the State of Florida experienced four hurricanes, Dennis, Katrina, Rita and Wilma. Since then, we have been receiving and processing claims made under our homeowners’ and mobile home owners’ policies, a process that is expected to continue into the second quarter of 2006. One of the Company’s subsidiaries, Federated National, incurred significant losses relative to its homeowners’ insurance line of business. As of December 31, 2006, and relative to the 2005 hurricane season, approximately 14,000 policyholders filed hurricane-related claims totaling an estimated $181.2 million, of which we estimate that our share of the costs associated with these hurricanes to be approximately $8.8 million, net of reinsurance recoveries.

For the 2005-2006 hurricane season, the excess of loss treaties insured us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and loss adjustment expense (“LAE”). The treaties had a one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata as to amount. In addition, we purchased Reinstatement Premium Protection from the private sector which reimbursed the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carried forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the Florida Hurricane Catastrophe Fund (“FHCF”).

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

The FHCF treaty provided protection for 90% of losses and LAE and attached at approximately $43.0 million. This treaty inures to the benefit of our excess of loss treaty and expires on June 1, 2006

Impact of 2004 -2005 Hurricane Season

In August and September 2004, the State of Florida experienced four hurricanes, Charley, Frances, Ivan and Jeanne. Since then, we have been receiving and processing claims made under our homeowners’ and mobile home owners’ policies, a process that is substantially complete. The same subsidiary as noted above, Federated National, incurred significant losses relative to its homeowners’ insurance line of business. As of December 31, 2006, and relative to the 2004 hurricane season, approximately 9,000 policyholders filed hurricane-related claims totaling an estimated $143.8 million, of which we estimate that our share of the costs associated with these hurricanes to be approximately $59.4 million, net of reinsurance recoveries.

21st Century Holding Company

We had a reinsurance structure that was a combination of private reinsurance and the FHCF. For each catastrophic occurrence, the excess of loss treaty insured us for $24 million with the Company retaining the first $10 million of losses and LAE. There are two layers involved with our excess of loss reinsurance treaties; the $24 million is considered the first layer. The treaty had a provision which, for an additional prorated premium would insure us for another $24 million of losses and LAE for a subsequent occurrence with the Company retaining the first $10 million in losses and LAE. As a result of the losses and LAE incurred in connection with the Hurricanes Charles and Frances the Company has exhausted its recoveries of $48 million under the terms of this treaty.

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

For a further discussion of our reinsurance please see our section titled “REINSURANCE”

Regulatory

To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or $4.0 million, as defined in the Florida Insurance Code. As of December 31, 2006, Federated National and American Vehicle were in compliance with statutory minimum capital and surplus requirement, as they were as of December 31, 2005.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2006 and 2005, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

During the aftermath of a catastrophic event, the Florida Office of Insurance Regulation (“OIR”) will routinely issue emergency orders that imposed a moratorium on cancellations and non-renewals of various types of insurance coverage and require mediation to resolve disputes over personal property insurance claims. The orders also prohibit cancellations or non-renewals based solely upon claims resulting from the hurricanes.

BUSINESS STRATEGY

Although recent operations have been dominated in part by the claims made in connection with the nine hurricanes that have occurred during 2004 and 2005, we did return to a focus on the key aspects of our business strategy during 2006. We expect that in 2007 we will seek continued growth of our business by capitalizing on the efficiencies of our business model and by:

•
expanding the commercial general liability insurance product into additional states. In addition to our ongoing operations already underway in Florida, Georgia, Kentucky, Louisiana, South Carolina, Texas and Virginia, we have obtained licenses to underwrite and sell commercial general liability insurance in Alabama, Arkansas and Missouri. Although we have not yet begun operation in these states, our operations are expected to begin in 2007;

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

21st Century Holding Company

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

In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Arkansas, Georgia, Kentucky, Missouri, South Carolina and Virginia as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier.

American Vehicle has a pending application in the final stage of an anticipated approval to be authorized as a surplus lines carrier in the state of California.

The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2006		2005		2004
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$6,064	4.0%	$20,665	17.3%	$24,239	24.1%
Homeowners'	114,388	74.9%	76,182	63.8%	63,913	63.5%
Commercial General Liability	32,213	21.1%	22,593	18.9%	12,510	12.4%
Total gross written premiums	$152,665	100.0%	$119,440	100.0%	$100,662	100.0%

Ceded premiums:
Automobile	$-	0.0%	$(5)	0.0%	$(992)	-6.4%
Homeowners'	67,520	100.0%	31,419	100.0%	16,478	106.4%
Commercial General Liability	-	0.0%	-	0.0%	-	0.0%
Total ceded premiums	$67,520	100.0%	$31,414	100.0%	$15,486	100.0%

Net written premiums
Automobile	$6,064	7.2%	$20,670	23.5%	$25,231	29.6%
Homeowners'	46,868	55.0%	44,763	50.8%	47,435	55.7%
Commercial General Liability	32,213	37.8%	22,593	25.7%	12,510	14.7%
Total net written premiums	$85,145	100.0%	$88,026	100.0%	$85,176	100.0%

We marketed our insurance products through our network of independent agents and general agents in fiscal 2006 and 2005. In fiscal 2004, we also marketed our insurance products through our company owned agencies and franchises, which we sold at the end of fiscal 2004.

21st Century Holding Company

Homeowners’ and Mobile Homeowners’

We underwrite homeowners’ insurance principally in South and Central Florida. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. Limits on homeowners’ insurance are generally significantly higher than those for mobile homes, but typically provide for deductibles and other restrictive terms. Our property insurance products typically provide maximum coverage in the amount of $750,000, with the average policy limit being approximately $1,350,000. The approximate average premium on the policies currently in force is approximately $2,727, as compared to $1,849 for 2005, and the typical deductible is $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

We underwrite homeowners’ insurance for mobile homes, principally in Central and Northern Florida, where we believe that the risk of catastrophe loss from hurricanes in a typical year is less than in other areas of the state. Mobile homeowners’ insurance generally involves the potential for above-average loss exposure, as compared to homeowners’ insurance. In the absence of major catastrophe losses, however, loss exposure is limited because premiums usually are at higher rates than those charged for non-mobile home property and casualty insurance. Additionally, our property lines for mobile homes typically provide maximum coverage in the amount of $30,000, with the average policy limit being approximately $60,000. In addition, we presently limit our mobile home coverage to no more than 10% of our underwriting exposure. The approximate average premium on the policies currently in force is approximately $334, as compared to $346 for 2005. The typical non-hurricane deductible is $500 and the typical hurricane deductible is 2% of the coverage amount for the structure.

Federated National incurred significant losses relative to its homeowner’s and mobile homeowners’ insurance lines of business as a result of the three of the five Florida hurricanes in 2005. Approximately 14,010 policyholders have filed hurricane-related claims totaling an estimated $181.2 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $8.8 million, net of reinsurance recoveries. Federated National also incurred significant losses relative to its homeowner’s and mobile homeowners’ insurance lines of business as a result of the four Florida hurricanes in 2004. Approximately 9,000 policyholders have filed hurricane-related claims totaling an estimated $155.8 million, of which we estimate that our share of the costs associated with these hurricanes will be approximately $59.4 million, net of reinsurance recoveries. For a further discussion of our reinsurance please see our section titled “REINSURANCE”

Premium rates charged to our property insurance policyholders are continually evaluated to assure that they meet the expectation, that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). An average rate increase of 14.9% that was implemented effective December 31, 2005 which was followed by an additional increase of 38.3% effective June 1, 2006. Although not yet formally finalized, the 38.3% rate increase was implemented using Florida’s “use & file” rate filing provision; the rates have been acknowledged verbally and via e-mail as approved by the State of Florida OIR. Our initial rate increase for policies with an effective date of June 1, 2006 contemplated a 49.9% rate increase, though was ultimately implemented at 38.3%. Policy holders were refunded approximately $6.0 million, and premiums waived totaled and resulted in a charge to operations of approximately $1.0 million.

Effective June 1, 2007 the Windstorm Loss Mitigation discounts will effectively double, which will have an overall average rate reduction effect of 0.5%.  Additionally, effective June 1, 2007 the hurricane portion of the wind premium will be reduced by an amount still to be determined in order to comply with the State’s legally mandated “presumed factor” rate reduction.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 250 classes of artisan and mercantile trades (excluding home-builders and developers), habitational exposures and certain special events. The limits of liability range from $100,000 per occurrence and $200,000 policy aggregate to $1 million per occurrence and $2 million policy aggregate. We market the commercial general liability insurance products through a limited number of general agencies unaffiliated with the Company. The average annual premium on policies, with deductibles of $250 to $500 per claim, and currently in force is approximately $851, as compared to $763 for the years ended December 31, 2006 and 2005, respectively.

21st Century Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$22,965	71.29%	$18,293	80.97%	$10,727	85.75%
Georgia	1,805	5.60%	1,258	5.57%	793	6.34%
Kentucky	9	0.03%	-	0.00%	-	0.00%
Lousiania	5,743	17.83%	3,042	13.46%	990	7.91%
South Carolina	77	0.24%	-	0.00%	-	0.00%
Texas	1,604	4.98%	-	0.00%	-	0.00%
Virginia	10	0.03%	-	0.00%	-	0.00%
Total	$32,213	100.00%	$22,593	100.00%	$12,510	100.00%

On March 28, 2006 we announced the approval from the OIR to enter into a business relationship with member companies of The Republic Group (“Republic”). This working agreement, in the form of a 100% quota share reinsurance treaty, between the two companies will enable American Vehicle to underwrite general liability business and other commercial lines in various states, on an assumed basis, through affiliates and/or subsidiaries of Republic. Republic has a financial rating of “A-” Excellent with A.M. Best

Under this agreement the Company assumed $22,760 in premiums in connection with its operations in the State of Texas. Operations in Texas began in December 2006.

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions.

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

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance only in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage and comprehensive, and $50,000 for collision. The average annual premium on policies currently in force is approximately $860, as compared to $945 for 2005, and the nonstandard personal automobile insurance lines represent approximately 99.8% of our written premiums for personal automobile insurance for both the years ended December 31, 2006 and 2005. Both Federated National and American Vehicle underwrite this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

Due to the purchasing habits of nonstandard automobile insureds (for example, nonstandard automobile insureds tend to seek the least expensive insurance required of the policyholder by statute that satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared to standard policies. Our experience has been that a significant number of existing nonstandard policyholders allow their policies to lapse and then reapply for insurance as new policyholders.

Federated National underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies currently in force is approximately $1,599, as compared to $1,203 for 2005, and represented approximately 0.2% of our written premiums for personal automobile insurance as of the year ended December 31, 2006. The Company is currently filing for an additional rate increase on the personal automobile line of business.

21st Century Holding Company

Flood

We write flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $400 with limits up to $250,000. Commissions in connection with this program totaled $0.3 million, $0.2 million and $0.3 million as of December 31, 2006, 2005 and 2004, respectively.

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

Superior

Superior processes claims made by insureds from Federated National, American Vehicle and third-party insurance companies. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the employment of salaried claims personnel, as opposed to independent adjusters, results in reduced ultimate loss payments, lower LAE and improved customer service for most of our insurance products. Were this not the case, we would retain independent appraisers and adjusters. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Federated Premium

Federated Premium provides premium financing to Federated National's, American Vehicle’s and third-party’s insureds. Premium financing has been marketed through our distribution network of general agencies and a small number of independent agents whose customer base and operational history meets our strict criteria for creditworthiness and, prior to our sale at the end of 2004 of our company-owned and franchised agencies, also through those agencies. Lending operations are primarily supported by Federated Premium's own capital base and currently, to a much lesser extent, through our credit facility with FlatIron Funding Company LLC (Flatiron”), which is described in more detail below.

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

The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)

Federated National	$6,279	56.2%	$6,893	21.5%	$11,510	34.0%
American Vehicle	1,981	17.7%	14,946	46.7%	9,390	27.8%
Other insurers	2,917	26.1%	10,186	31.8%	12,925	38.2%
Total	$11,177	100.00%	$32,025	100.00%	$33,825	100.00%

21st Century Holding Company

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron. The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. Outstanding borrowings under the Revolving Agreement as of December 31, 2006 and 2005 were approximately $0.01 million and $0.20 million, respectively.

The amounts of WPAC’s advances are subject to availability under a borrowing base calculation, with maximum advances outstanding not to exceed the maximum credit commitment. The annual interest rate on advances under the Revolving Agreement equals the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A.M. Best rating of B or lower, to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 7.82% and 6.39% as of the year ended December 31, 2006 and 2005, respectively.

Finance contracts receivable decreased $5.5 million, or 75.0%, to $1.8 million as of December 31, 2006, as compared to $7.3 million as of December 31, 2005. We anticipate a continued decline in the short-term in connection with premiums financed contracts. The Company anticipates continued use of the direct bill feature associated with the two insurance companies and their automobile lines of business.

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

Discontinued Operations

Tax Preparation Services and Ancillary Services

During 2004, we also offered other services at our company-owned and franchised agencies, including tax return preparation and electronic filing and the issuance and renewal of license tags. On January 13, 2005, with an effective date of January 1, 2005, we sold our 80% interest in Express Tax Service, Inc. (Express Tax) (along with its wholly owned subsidiary, EXPRESSTAX Franchise Corporation) to Robert J. Kluba, the president of Express Tax and the holder of the 20% minority interest in Express Tax, and Robert H. Taylor. In exchange for our shares, we received a net cash payment of $311,351, which reflected a purchase price of $660,000 less $348,649 in intercompany receivables we owed to Express Tax. In addition, we received a payment of $1,200,000 in exchange for our agreement not to compete with the current businesses of Express Tax for five years after the sale. The Company’s investment in the subsidiary totaled $230,000.

In connection with the transaction, the Company extended the expiration dates for the 75,000 outstanding stock options previously granted to Mr. Kluba and the 30,000 outstanding stock options previously granted to Mr. Kluba’s wife. No options remain outstanding under this arrangement at December 31, 2006.

For further information about this transaction, please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

Franchise Operations

On December 31, 2004, we sold most of the non-current assets related to our franchise operations in Fed USA Retail, Inc. and Fed USA Franchising, Inc. We retained ownership of the current assets and liabilities. For further information about this transaction, please see Note 24 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

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

MARKETING AND DISTRIBUTION

We are focusing our marketing efforts on continuing to expand our distribution network and market our products and services in other regions of Florida and other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy, upon 45 days’ notice, even if the risk falls within our underwriting criteria.

Except for periods under emergency order as defined by the Florida OIR, there typically exists a moratorium on cancellations and non-renewals of various types of insurance coverage, our homeowners’ and mobile home policies as underwritten by Assurance MGA provided for the right, within a period of 90 days from a policy's inception, of Assurance MGA to cancel any policy upon 25 days’ notice or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

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

We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agent, none of whom are affiliated with us. We believe that information management of agent production, coupled with loss experience, will enable us to maximize profitability.

The following table sets forth the amount and percentages of insurance premiums written through company-owned agencies, franchised agencies and independent agents for the periods indicated:

	Years Ended December 31,
	2006		2005		2004
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)

Company-owned agencies	$-	0.0%	$-	0.0%	$11,421	11.4%
Franchised agencies	-	0.0%	-	0.0%	7,999	7.9%
Independent agencies	153,665	100.0%	119,440	100.0%	81,242	80.7%
Total	$153,665	100.0%	$119,440	100.0%	$100,662	100.0%

REINSURANCE

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring or “ceding” all or a portion of its exposure on insurance underwritten by it to another insurer, known as a “reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss.

21st Century Holding Company

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

		First Event Participation			Reinstated Premium Protection
Current AM Best Rating	Reinsurer	$20m in excess of $15m	$40m in excess of $35m	$72m in excess of $75m and FHCF participation	$20m in excess of $15m	$40m in excess of $35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.8%	6.6%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
NR4	American Vehicle Insurance Company (Affiliated)	25.0%			25.0%

In the discussion that follows it should be noted that all amounts of reinsurance are based on management’s current analysis of Federated National’s exposure levels to catastrophic risk. Our data was subjected to exposure level data analysis at various dates through December 31, 2006. This analysis of our exposure level in relation to the total exposures to the FHCF may produce changes in retentions, limits and reinsurance premiums as a result of increases or decreases in our exposure level.

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

21st Century Holding Company

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

The estimated cost to the Company in connection with this reinsurance structure is approximately $65 million, which is for the most part payable in quarterly installments that began July 1, 2006 and are being amortized through earned premium in accordance with the provisions and terms contained in the respective treaties.

For the 2005-2006 hurricane season, the excess of loss treaties insured us for approximately $64.0 million, with the Company retaining the first $3.0 million of loss and LAE. The treaties had one full reinstatement provision for each excess layer with 100% additional premium as to time and pro rata as to amount. In addition, we purchased, Reinstatement Premium Protection from the private sector which would reimburse the Company 100% of the cost of reinstatement for the second event. Unused coverage from the first two events carried forward to events beyond the second, in conjunction with a lowered attachment point (as explained below) afforded by the FHCF.

In addition to the excess of loss reinsurance policies (described above), we participated in the FHCF to protect our interest in the insurable risks associated with our homeowner and mobile home owner insurance products. For the first two events, FHCF coverage began after the Company’s retention of $3.0 million and its excess of loss reinsures retention of approximately $40.3 million.

21st Century Holding Company

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Charley (August 13)	2,571	$63.1	$53.1	$10.0
Frances (September 3)	3,809	53.4	43.3	10.1
Ivan (September 14)	1,062	25.5	-	25.5
Jeanne (September 25)	1,562	13.9	-	13.9

Total Loss Estimate	9,004	$155.9	$96.4	$59.5

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)

Dennis (July 10)	322	$2.7	$-	$2.7
Katrina (August 25)	2,113	14.5	11.5	3.0
Rita (September 20)	19	0.1		0.1
Wilma (October 24)	11,556	164.0	161.0	3.0

Total Loss Estimate	14,010	$181.3	$172.5	$8.8

Effective March 28, 2006, American Vehicle entered into a 100% quota-share reinsurance treaty with Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement will facilitate the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating. Our arrangement with Republic allows for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remit a 1% commission to the intermediary broker on the same net written premium. Under this agreement the Company assumed $22,760 in premiums in connection with its operations in the State of Texas. Our operations in Texas began in December 2006.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

The Company has ceded its automobile insurance with Transatlantic Reinsurance Company (“Transatlantic”), an A+ rated reinsurance company during various time periods as set forth herein. In 2003 Federated National ceded 40% of its automobile premiums written and losses incurred to Transatlantic. Beginning in November 2001, and continuing through December 31, 2003, American Vehicle reinsured all of its automobile insurance with Transatlantic at various levels. During 2006, 2005 and 2004 American Vehicle did not reinsure any of its automobile insurance products and in 2004 Federated National did not reinsure any of its automobile insurance.

The automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of December 31, 2006 are estimated to be 66.6% and 76.9% for Federated National and American Vehicle, respectively.

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

21st Century Holding Company

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance at January 1:	$154,039	$46,571	$22,656
Less reinsurance recoverables	(128,420)	(9,415)	(7,848)
Net balance at January 1	$25,619	$37,156	$14,808

Incurred related to:
Current year	$35,106	$42,242	$76,423
Prior years	9,293	6,095	(1,430)
Total incurred	$44,399	$48,337	$74,993

Paid related to:
Current year	$17,420	$25,749	$42,303
Prior years	25,365	34,125	10,343
Total paid	$42,785	$59,874	$52,646

Net balance at year-end	$27,233	$25,619	$37,156
Plus reinsurance recoverables	12,382	128,420	9,415
Balance at year-end	$39,615	$154,039	$46,571

As shown above, and as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $9.3 million and $6.1 million for the years ended December 31, 2006 and 2005, respectively. We decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2004.

During the year ended December 31, 2006, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $5.0 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $4.3 million. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2006.

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

21st Century Holding Company

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance at January 1:	$154,039	$46,571	$22,656
Less reinsurance recoverables	(128,420)	(9,415)	(7,848)
Net balance at January 1	$25,619	$37,156	$14,808

Incurred related to:
Current year	$35,106	$42,242	$76,423
Prior years	9,293	6,095	(1,430)
Total incurred	$44,399	$48,337	$74,993

Paid related to:
Current year	$17,420	$25,749	$42,303
Prior years	25,365	34,125	10,343
Total paid	$42,785	$59,874	$52,646

Net balance at year-end	$27,233	$25,619	$37,156
Plus reinsurance recoverables	12,382	128,420	9,415
Balance at year-end	$39,615	$154,039	$46,571

The following table presents total unpaid loss and LAE, net, and total reinsurance recoverable, on a run-off basis, due from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.

	As of December 31,
	2006	2005
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Unpaid preminums	$-	$-
Reinsurance recoverable on paid losses and LAE	113,061	96,283
Unpaid losses and LAE	153,114	732,206
	$266,175	$828,489

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$153,114	$732,206
Reinsurance recoverable on paid losses and LAE	113,061	96,283
Reinsurance receivable	218	453
	$266,393	$828,942

21st Century Holding Company

In addition to reinsurance due from our automobile reinsurers, we also have reinsurance due to our catastrophic reinsurance companies. These reinsurance payables relate to Hurricane Katrina and Hurricane Wilma from 2005 and to the four hurricanes that occurred in August and September of 2004. The following table presents total unpaid loss and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2006	2005
Catastrophe Excess of Loss (Various participants) and FHCF
Reinsurance recoverable on paid LAE	$8,260,720	$18,820,712
Unpaid losses and LAE	12,229,863	127,685,575
	$20,490,583	$146,506,287

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$12,229,863	$127,685,575
Reinsurance recoverable on paid LAE	8,260,720	18,820,712
Reinsurance payable	(24,466,563)	(10,047,585)
	$(3,975,980)	$136,458,702

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1996 through 2006 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

21st Century Holding Company

	Years Ended December 31,

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Balance Sheet Liability	$27,214	$25,621	$37,156	$14,809	$9,136	$6,207	$6,976	$4,428	$5,366	$4,635

Cumulative paid as of:
One year later		25,465	35,128	9,969	7,622	5,296	8,228	4,289	3,460	2,694
Two years later			48,299	12,016	9,401	7,222	9,568	5,799	4,499	3,533
Three years later				13,709	9,945	7,711	10,101	6,328	5,111	3,972
Four years later					10,938	7,953	10,352	6,408	5,387	4,241
Five years later						8,171	10,476	6,542	5,227	4,325
Six years later							10,641	6,563	5,216	4,121
Seven years later								6,576	5,220	4,035
Eight years later									5,236	4,034
Nine years later										4,041

Re-estimated net liability as of:
End of year	$27,214	$25,621	$37,156	$14,809	$9,136	$6,207	$6,976	$4,428	$5,366	$4,635
One year later		35,618	44,690	14,256	10,897	6,954	9,445	5,872	4,676	4,360
Two years later			52,317	14,273	10,625	7,842	10,200	6,284	5,157	4,063
Three years later				14,890	10,770	8,069	10,425	6,605	5,352	4,314
Four years later					11,650	8,312	10,616	6,561	5,515	4,386
Five years later						8,542	10,782	6,664	5,384	4,395
Six years later							10,945	6,644	5,396	4,277
Seven years later								6,743	5,400	4,284
Eight years later									5,361	4,282
Nine years later										4,045

Cumulative redundancy (deficiency)		$(9,997)	$(15,161)	$(81)	$(2,514)	$(2,335)	$(3,969)	$(2,315)	$5	$590

Cumulative redundancy (-) deficiency as a % of reserves originally established		-39.0%	-40.8%	-0.5%	-27.5%	-37.6%	-56.9%	-52.3%	0.1%	12.7%

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

As noted above we experienced a $15.2 million cumulative deficiency recognized during the years ended December 31, 2006 and 2005 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2004. and a $10.0 million cumulative deficiency recognized during the year ended December 31, 2006 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2005.

Relative to the $15.2 million deficiency, our homeowner and commercial liability losses totaled $15.4 million and $0.6 million, respectively offset by automobile redundancies totaling $0.9 million. Relative to the $10.0 million deficiency, our homeowner and commercial liability and automobile losses totaled $7.3 million, $1.7 million and $1.0 million, respectively.

As noted last year above we experienced a $7.0 million cumulative deficiency recognized during the year ended December 31, 2005 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2004. When bifurcated between catastrophic losses and non-catastrophic losses, the 2004 cumulative deficiency reflects gross catastrophic losses in connection with the four hurricanes of 2004 totaling $10.6 million netted against a cumulative redundancy in connection with our automobile and commercial general liability lines of business totaling $3.7 million.

21st Century Holding Company

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared to Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2006 and 2005.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
GAAP basis Loss and LAE reserves	$39,597	$154,039
Less unpaid Losses and LAE ceded	12,383	128,418
Balance Sheet Liability	27,214	25,621
Add Insurance Apportionment Plan	45	112
SAP basis Loss and LAE reserves	$27,259	$25,733

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ended 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
GAAP basis Loss and LAE incurred	$44,379	$48,339	$74,993
Intercompany adjusting and other expenses	6,486	7,450	5,597
Insurance apportionment plan	(294)	235	185

SAP basis Loss and LAE incurred	$50,571	$56,024	$80,775

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2006, 2005 and 2004. The ratios, inclusive of unallocated loss adjustment expenses (“ULAE”), are shown in the table below, and are computed based upon SAP.

	Years Ended December 31,
	2006	2005	2004
Loss Ratio	49.7%	67.5%	117.7%
Expense Ratio	44.2%	36.4%	23.1%
Combined Ratio	93.9%	103.9%	140.8%

The main factor for the improved combined ratios from 2006 as compared to 2005 and 2004 can be related to the financial effect from the hurricanes of 2005 and 2004. Other factors for our improved combined loss ratio include, but are not limited to, the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, new claims management supervision, in-house legal counsel, as well as overall stricter underwriting guidelines.

21st Century Holding Company

The following table reflects the distinction between non-catastrophic and catastrophic losses incurred during the year ended December 31, 2006.

	Calendar year 2006
	Non-Catastrophic experience	Catastrophic experience	Total
Net Written Premiums (a)	$85,907	$(762)	$85,145
Net Earned Premiums (b)	$90,083	$(762)	$89,321
Net Incurred Losses & LAE (c)	$39,426	$4,974	$44,400
Net Underwriting Expense (d)	$37,631	$-	$37,631

Loss Ratio (c/b)	43.8%	-652.3%	49.7%
Expense Ratio (d/a)	43.8%	0.0%	44.2%
Combined Ratio	87.6%	-652.3%	93.9%

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies, many of whom are larger and have greater financial and other resources, have better A.M. Best ratings and offer more diversified insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Additionally, during an emergency session in January 2007, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Royal Palm Insurance Company. We also compete with several Florida domestic property and casualty companies such as Universal Insurance Company and Coral Insurance Company. During the three months ended June 30, 2006 the Florida OIR announced the take over of three of our major competitors due to the poor financial condition stemming from the effects of last year’s catastrophic hurricanes. We have experienced an increase in policy volume relative to our homeowners’ insurance products due to the narrowed competition.

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

REGULATION

General

We are or will be subject to the laws and regulations in Florida, Georgia, Alabama, Kentucky, Louisiana, South Carolina, Virginia, Missouri, Arkansas and Texas, and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand. A recent example of such consumer initiatives may be found with Florida’s property insurers’ operating under a new emergency rule which require existing premium rates as of January 25, 2007, to remain in effect until a rate filing reflecting the provisions as provided in Florida’s newly enacted property insurance legislation. The legislation, which among other issues, reduces anticipated reinsurance costs and expands the role of Citizens. Other provisions contained in the emergency rule prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) until the new rate filing is made and new restrictions on coverage are prohibited. We are unaware of any other consumer initiatives which could have a material adverse effect on our business, results of operations or financial condition.

21st Century Holding Company

Many states have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases, in premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Most states have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. As discussed above, the recent consumer initiatives with Florida’s property insurers’ demonstrate the state’s ability to adopt such laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect the Company's business.

Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may not allow entry into a new market by not granting a license or by withholding approval.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. In accordance with the National Association of Insurance Commissioners (“NAIC”) the Florida OIR intends to comply with recent initiatives recommending that all insurance companies under the same insurance holding company registration statement, be subjected to concurrent triennial examinations. Accordingly, both Federated National and American Vehicle were scheduled for a triennial examination during 2006. The last regulatory examination conducted by the OIR on Federated National covered the three-year period ended on December 31, 2004.

While Federated National and American Vehicle were scheduled to have their statutorily required triennial examination during 2006, the OIR limited its examination to American Vehicle. American Vehicle's examination was for the three years ended December 31, 2005. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 in connection with the OIR examination.

Federated National’s 2004 regularly scheduled statutory triennial examination during 2005 for the three years ended December 31, 2004 as performed by the Florida OIR resulted in no corrective orders being issued. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair value of $1.0 million. As of December 31, 2006, Federated National and American Vehicle held investment securities with a fair value of approximately $985,630, each as deposits with the State of Florida. Additionally, as of December 31, 2006 American Vehicle has a cash deposit totaling $109, 509 with the State of Louisiana and on investment security with a fair value totaling $388,040 with the State of Alabama. Subsequent to year end, each insurance company contributed an additional $30,000 of investment securities with the State of Florida to cure their respective $14,370 shortfall.

21st Century Holding Company

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

Under these laws, based on their respective 2006 surplus and income, Federated National and American Vehicle would not be permitted to pay dividends in 2006. No dividends were paid by Federated National or American Vehicle in 2005, 2004 or 2003, and none are anticipated in 2007. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

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

Based upon the 2006 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2006 statutory financial statements for Federated National, statutory surplus did not exceed company action levels established by the NAIC. Federated National’s results require us to submit a plan containing corrective actions. Federated has not submitted its plan for corrective action yet, however we will submit a plan during the second quarter of 2007. We do not anticipate significant regulatory action in connection with Federated National’s 2006 Risk Based Capital (“RBC”) results.

21st Century Holding Company

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 165.4%, 154.0% and 125.5% at December 31, 2006, 2005 and 2004, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 444.2%, 329.7% and 545.1% at December 31, 2006, 2005 and 2004, respectively.

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

As of December 31, 2006, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. There was one exception in connection with surplus growth, one exception in connection with liabilities to liquid assets and four exceptions in connection with adverse homeowner claims in connection with the 2004 hurricanes.

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

As of December 31, 2006, American Vehicle was outside NAIC’s usual range for one of thirteen ratios. The exception was in connection with the net increase in adjusted policyholders’ surplus. During 2006, net income and a decrease in non admitted securities were the major contributors to the 2006 change to policyholder surplus.

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

Industry Ratings Services

In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries and assign a rating of “NR-4 - Not rated, company’s request” to each. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, obtaining adequate reinsurance or borrowing on our line of credit. Federated National and American Vehicle are currently rated "A" ("Unsurpassed," which is first of six ratings) by Demotech, Inc. A.M. Best’s and Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

EMPLOYEES

As of December 31, 2006, we had approximately 122 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

ITEM 1A RISK FACTORS

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing 21st Century. Additional risks and uncertainties not presently known or currently deemed immaterial may also impair our business operations.

21st Century Holding Company

Risks Related to Our Business

The State of Florida, where our headquarters and a substantial portion of our policies are written, has experienced nine hurricanes from August 2004 through October 2005 and it has affected our financial results.

We write insurance policies that cover homeowners', business owners and automobile owners for losses that result from, among other things, catastrophes. Catastrophic losses can be caused by hurricanes, tropical storms, tornadoes, wind, hail, fires, riots and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in South and Central Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms.

During the years ended December 31, 2004 and 2005, the State of Florida experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. The table below illustrates the magnitude of each storm both gross and net of our reinsurance arrangements.

Hurricane	Estimated Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in Millions)

Charley (August 13, 2004)	2,571	$63	$53	$10
Frances (September 3, 2004)	3,809	53	43	10
Ivan (September 14, 2004)	1,062	25	-	25
Jeanne (September 25, 2004)	1,562	14	-	14
Arlene (June 7, 2005)	-	-	-	-
Dennis (July 10, 2005)	322	3	-	3
Katrina (August 25, 2005)	2,113	14	11	3
Rita (September 20, 2005)	19	-	-	-
Wilma (October 24, 2005)	11,556	164	161	3

Total Loss Estimate	23,014	$336	$268	$68

Please refer to the preceding section titled REINSURANCE for a detailed discussion regarding our reinsurance treaties.

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

As a result of the nine hurricanes experienced in Florida during the fourteen month period between August 2004 and October 2005, we continue to review, and may determine to modify, our reinsurance structure.

Although the occurrence of hurricanes hitting Florida has increased during recent years, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

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

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowner and mobile homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. Our reinsurance coverage contemplated a catastrophic event occurring once every 100 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation.

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

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with (i) our ongoing reporting obligations as a public company and (ii) the requirements of Section 404 of the Sarbanes-Oxley Act that management report as of December 31, 2006 on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and additional controls and procedures that we may implement. As a result of this evaluation and testing process, our management identified a number of significant deficiencies, consequently we have implemented and will continue to implement additional controls and procedures, including modifying many of our controls and financial reporting processes, and standardizing our IT policies and procedures. These efforts could result in increased cost and could divert management attention away from operating our business. As a result of the identified significant deficiencies, even though our management believes that the efforts to remediate and re-test our internal control deficiencies have resulted in the improved operation of our internal control over financial reporting, we cannot be certain that the measures we have taken or those contemplated will sufficiently and satisfactorily remediate the identified significant deficiencies in full.

21st Century Holding Company

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

We have grown rapidly over the last few years. Our future growth will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business both balanced by the business risks we chose to assume and cede. We believe that our Company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include possible sales of our investment securities, our revolving loan from Flatiron and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital or increase our earnings in our other divisions.

21st Century Holding Company

We may require additional capital in the future which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, Florida recently enacted legislation that requires us to charge rates for homeowners insurance that we believe are inadequate to cover the related underwriting risk. This same legislation authorizes a state-owned insurance company to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market.

Currently the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

We cannot predict with certainty the effect any enacted, proposed or future state or federal legislation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our operations.

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

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As noted previously in the section titled “REGULATION” under “NAIC Risk Based Capital Requirements”, Federated National, statutory surplus did not exceed company action levels established by the NAIC primarily due the negative effect on operations as a result of the occurrence of the nine hurricanes during the fourteen months between August 2004 and October 2005. Federated National’s 2005 results required us to submit a plan to the State of Florida documenting our plan for financial improvement. Our plan, as submitted, centered on a significantly stronger reinsurance structure and improved claims management. The State of Florida did not object to our plan. Federated National’s 2006 results will require us to submit an updated plan during 2007 to the State of Florida documenting our plan for continued financial improvement.

21st Century Holding Company

Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a soft market in our automobile and commercial general liability sectors while a hard market persists in our property sector. We cannot predict, however, how long these market conditions will persist. We do not compete entirely on price or targeted market share. Our ability to compete is governed by our ability to assess and price an insurance product with an acceptable risk for obtaining profit.

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association, the Florida Insurance Guarantee Association, Citizens Property Insurance Company and the Florida Hurricane Catastrophic Fund. The reason for the current assessments is based on the catastrophic effects to the property and casualty insurance industry in the State of Florida from the hurricanes that occurred during the fourteen months between August 2004 and October 2005.

Primarily, all of the assessments result in a charge to current operations. The insurance companies will then pass the assessments on to insurance policies which are not yet in force and reflect the collection of these assessments as fully earned credits to operations in the period collected.

Future assessments are undeterminable at this time.

We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

We currently have an application pending in California to underwrite and sell commercial general liability insurance. The insurance regulators in this state may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state. If we want to operate in any additional states, we must file similar applications for licenses, which we may not be successful in obtaining.

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

21st Century Holding Company

In August 2004, A.M. Best Company notified us that Federated National and American Vehicle were being placed under review with negative implications. In 2003 A.M. Best had assigned Federated National a B rating ("Fair," which is the seventh of 14 rating categories) and American Vehicle a B+ rating ("Very Good," which is the sixth of 14 rating categories). In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries. A rating of “NR-4 Not rated, company’s request” resulted. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from obtaining adequate reinsurance, or from borrowing on our line of credit.

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

The results of our operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

21st Century Holding Company

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, medical care expenses and restoration costs; and

•	legislatively imposed consumer initiatives.

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

Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company and Royal Palm Insurance Company. In additional to these nationally recognized names we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company and Coral Insurance Company. Additional competition recently emerged as a result of a January 2007 emergency Florida legislation session wherein, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

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

Although our pricing of our insurance products is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price, choosing instead to compete on the basis of underwriting criteria, our distribution network, and our superior service to our agents and insureds.

Competition could have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in reduced revenues.

21st Century Holding Company

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

We depend, and will continue to depend, on the services of our founder and principal shareholder, Edward J. Lawson, who is also our president, chairman of the board and chief executive officer. We have entered into an employment agreement with him and we maintain $3.0 million key man life insurance on the life of Mr. Lawson. Nevertheless, because of Mr. Lawson's role and involvement in developing and implementing our current business strategy, his loss of service could substantially harm our business.

Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with James G. Jennings III, our Treasurer and Chief Financial Officer, and other members of our executive management team. We also maintain a $1.0 million key man life insurance policy on the life of Mr. Jennings

Risks Related to an Investment in Our Shares

The trading of our warrants may negatively affect the trading prices of our common stock if investors purchase and exercise the warrants to facilitate other trading strategies, such as short selling.

Our warrants currently trade on the NASDAQ Global Market under the symbol “TCHCZ.” Each of the TCHCZ warrants entitles the holders to purchase one share of our common stock at an exercise price per share of $12.75. Investors may purchase and exercise warrants to facilitate trading strategies such as short selling, which involves the sale of securities not yet owned by the seller. In a short sale, the seller must either purchase or borrow the security in order to complete the sale. If shares of our common stock received upon the exercise of warrants are used to complete short sales, this may have the effect of reducing the trading price of our common stock.

Our largest shareholders currently control approximately 10% of the voting power of our outstanding common stock, which could discourage potential acquirers and prevent changes in management.

Edward J. Lawson and Michele V. Lawson beneficially own approximately 10% of our outstanding common stock. As our largest shareholders, the Lawson’s have significant influence over the outcome of any shareholder vote. This voting power may discourage takeover attempts, changes in our officers and directors or other changes in our corporate governance that other shareholders may desire.

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

21st Century Holding Company

•
Our board of directors is elected in classes, with only two or three of the directors elected each year. As a result, shareholders would not be able to change the membership of the board in its entirety in any one year. Shareholders would also be unable to bring about, through the election of a new board of directors, changes in our officers.

•
Our articles of incorporation prohibit shareholders from acting by written consent, meaning that shareholders will be required to conduct a meeting in order to vote on any proposals or take any action.

•	Our bylaws require at least 60 days' notice if a shareholder desires to submit a proposal for a shareholder vote or to nominate a person for election to our board of directors.

In addition, Florida has enacted legislation that may deter or frustrate takeovers of Florida corporations, such as our company.

•
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

•
The Florida Affiliated Transactions Act requires supermajority approval by disinterested shareholders of certain specified transactions between a public company and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).

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

No dividends were declared or paid by our insurance subsidiaries in 2006, 2005 or 2004. Under these laws, neither Federated National nor American Vehicle may be permitted to pay dividends to 21st Century in 2007. Whether our subsidiaries will be able to pay dividends in 2007 depends on the results of their operations and their expected needs for capital. We do not anticipate that our subsidiaries will begin to pay dividends to the parent company during 2007.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

21st Century Holding Company

ITEM 2 PROPERTIES

Our executive offices are located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida in a 39,250 square feet office facility. All of our operations are consolidated within this facility.

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

ITEM 3 LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. Specifically, we are a party to approximately four lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. During the three months ended September 30, 2006, the resolution of other lawsuits involving similarly styled coverage issues involving other property insurers came to fruition. Accordingly, based on the resolution of these lawsuits involving similarly styled coverage issues we have charged operations with approximately $3.9 million of additional loss and LAE during the quarter ended September 30, 2006. No additional development occurred relative to these claims during the three months ended December 31, 2006.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

21st Century Holding Company

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed for trading on the NASDAQ Global Market under the symbol “TCHC” since November 5, 1998. The following table sets out the high and low closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Quarter Ended	High	Low
March 31, 2006	$19.50	$15.85
June 30, 2006	$19.64	$12.38
September 30, 2006	$18.46	$12.19
December 31, 2006	$33.75	$18.02

March 31, 2005	$14.75	$12.10
June 30, 2005	$15.27	$11.39
September 30, 2005	$13.64	$10.87
December 31, 2005	$17.47	$11.07

As of March 14, 2007, there were approximately 126 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 5,500.

DIVIDENDS

During 2006 and 2005 we have paid quarterly dividends of $0.12 and $0.08 per share, respectively. Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company. All of the foregoing per-share amounts reflect our three-for-two stock split in September 2004.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2006. All equity compensation plans are approved by stock holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stock holders*	950,017	$13.72	1,291,664

*	Includes options from the 1998 Stock Option Plan, 2001 Franchise Program Stock Option Plan and the 2002 Stock Option Plan.

For additional information concerning our capitalization please see Note 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

21st Century Holding Company

Issuer Repurchases

The Company did not repurchase any securities during the three month period ended December 31, 2006.

Stock Performance Graph

		Year Ended December 31,
Index	2001	2002	2003	2004	2005	2006
21st Century Holding Company	100.00	439.57	743.12	740.49	889.48	1267.73
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Property & Casualty Insurance Index	100.00	93.80	116.05	127.20	139.05	162.09
Source : SNL Financial LC, Charlottesville, VA
© 2007

Our filings with the SEC may incorporated information by reference, including this Form 10-K. Unless we specifically state otherwise, the information under this heading "Stock Performance Graph" shall not be deemed to be "soliciting materials" and shall not be deemed to be "filed" with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934

21st Century Holding Company

ITEM 6  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the year ended December 31,
	(Amounts in 000's except Book value per share and EPS data)

	2006	2005	2004	2003	2002
Balance sheet data

Total assets	$212,134	$290,155	$163,601	$106,696	$75,318
Investments	124,834	100,086	84,382	47,290	25,378
Finance contracts, consumer loans and pay advances receivable, net	1,831	7,313	8,289	9,892	7,218

Total liabilities	145,940	249,387	138,625	74,649	57,220
Unpaid losses and LAE	39,615	154,039	46,571	24,570	16,984
Unearned premiums	77,829	61,839	50,153	34,123	28,934
Revolving credit outstanding	10	197	2,149	4,099	4,312

Total shareholders' equity	66,193	40,767	24,977	32,046	18,098

Book value per share	$8.38	$6.02	$4.13	$5.89	$4.03

Earnings per share data
Basic net income (loss) per share from continuing operations	$1.84	$1.78	$(2.33)	$1.96	$1.13
Basic net income (loss) per share from discontinued operations	$-	$0.17	$0.47	$(0.20)	$(0.12)
Basic net income (loss) per share	$1.84	$1.95	$(1.86)	$1.76	$1.01
Fully diluted net income (loss) per share from continuing operations	$1.72	$1.67	$(2.33)	$1.85	$1.13
Fully diluted net income (loss) per share from discontinued operations	$-	$0.16	$0.47	$(0.18)	$(0.12)
Fully diluted net income (loss) per share	$1.72	$1.83	$(1.86)	$1.67	$1.01
Cash dividends declared per share	$0.48	$0.32	$0.32	$0.25	$0.10

21st Century Holding Company

	Twelve Months Ended December 31,
	(Amounts in 000's except EPS and Dividends)

	2006	2005	2004	2003	2002
Operations Data:
Revenue:
Gross premiums written	$152,665	$119,440	$100,662	$72,991	$63,036
Gross premiums ceded	(67,520)	(31,414)	(15,486)	(22,091)	(27,765)

Net premiums written	85,145	88,026	85,176	50,901	35,271

Increase (decrease) in prepaid reinsurance premiums	20,193	6,623	(2,905)	(3,428)	5,691
(Increase) decrease in unearned premiums	(15,990)	(11,686)	(16,030)	(5,188)	(14,048)
Net change in prepaid reinsurance premiums and unearned premiums	4,203	(5,063)	(18,935)	(8,616)	(8,357)

Net premiums earned	89,348	82,963	66,241	42,285	26,915
Finance revenue	1,686	3,567	3,668	4,328	4,453
Managing general agent fees	2,625	2,420	2,040	2,329	1,970
Net investment income	5,933	3,841	3,172	1,624	1,254
Net realized investment gains (losses)	1,063	458	689	2,231	(1,370)
Other income	3,260	1,419	762	792	770

Total revenue	103,915	94,669	76,571	53,588	33,991

Expenses:
Loss and loss adjustment expense	44,400	48,336	74,993	27,509	15,987
Operating and underwriting expenses	13,160	8,219	8,140	7,249	6,368
Salaries and wages	7,011	6,384	6,134	5,426	4,562
Interest expense	656	1,398	1,087	607	353
Policy acquisition costs, net of amortization	17,395	14,561	8,423	(854)	(2,064)

Total expenses	82,622	78,899	98,777	39,937	25,206

Income (loss) from continuing operations before provision (benefit) for income tax expense	21,293	15,771	(22,206)	13,652	8,785
Provision (benefit) for income tax expense	7,396	4,690	(8,601)	4,358	3,686

Net income (loss) from continuing operations	13,896	11,081	(13,605)	9,294	5,100

Discontinued operations:
Income from discontinued operations (including 2005 and 2004 gain on disposal of $1,630 and $5,384, respectively)	-	1,630	4,484	(1,365)	(912)
Provision (benefit) for income tax expense	-	595	1,737	(436)	(383)
Income (loss) from discontinued operations	-	1,035	2,747	(929)	(530)
Net income (loss)	$13,896	$12,116	$(10,858)	$8,365	$4,570

Earnings per share data
Basic net income (loss) per share from continuing operations	$1.84	$1.78	$(2.33)	$1.96	$1.13
Basic net income (loss) per share from discontinued operations	$-	$0.17	$0.47	$(0.20)	$(0.12)
Basic net income (loss) per share	$1.84	$1.95	$(1.86)	$1.76	$1.01
Fully diluted net income (loss) per share from continuing operations	$1.72	$1.67	$(2.33)	$1.85	$1.13
Fully diluted net income (loss) per share from discontinued operations	$-	$0.16	$0.47	$(0.18)	$(0.12)
Fully diluted net income (loss) per share	$1.72	$1.83	$(1.86)	$1.67	$1.01
Cash dividends declared per share	$0.48	$0.32	$0.32	$0.25	$0.10

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

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

The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated loss adjustment expenses, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its Consolidated Financial Statements. Additionally, we are developing a process to capture and quantify any such effect that FIN 48 could have on the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any impact upon the adoption of SFAS No. 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when impairment is other-than-temporary and clarifies that subsequent to the recognition of other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. There was no impact on our consolidated financial statements with respect to the adoption of FSP 115-1.

In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts" (“SOP 05-1”). This statement provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverage that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. The accounting treatment for such replacements depends on whether, under the provisions of the SOP, the replacement contract is considered substantially changed from the replaced contract. A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract. A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract. SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company adopted this statement beginning with the fiscal quarter beginning January 1, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SOP 05-1.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123, Share-Based Payments (revised 2004) (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R became effective for 21st Century’s fiscal quarter beginning January 1, 2006. The effect on operations for the year ended December 31, 2006 was a pretax charge totaling $539,000 or a $0.05 per share basic and $0.04 per share on a fully diluted basis.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Company Finance has released Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant effect on our financial statements.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2006 as Compared to December 31, 2005

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

Total Investments increased $24.7 million, or 24.7%, to $124.8 million as of December 31, 2006, as compared to $100.1 million as of December 31, 2005. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 84.2% of total investments as of December 31, 2006, as compared to 80.3% as of December 31, 2005.

We did not hold any non-traded investment securities during 2006 or 2005.

Below is a summary of net unrealized gains and (losses) at December 31, 2006 and December 31, 2005 by category.

	Net Unrealized Gains (Losses)
	Years Ended December 31,
	2006	2005
Fixed maturities:
U.S. government obligations	$(688,190)	$(618,704)
Obligations of states and political subdivisions	(145,505)	(135,305)
	(833,695)	(754,009)

Corporate securities:
Communications	6,842	14,735
Financial	(18,790)	(225,768)
Other	(73,983)	(19,682)
	(85,931)	(230,715)
Equity securities:
Common stocks	(631,000)	(1,479,994)

Total fixed, corporate and equity securities	$(1,550,626)	$(2,464,718)

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

The investments held at December 31, 2006 and December 31, 2005 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. All of the equity holdings are in income funds.

All of our securities are in good standing and are not impaired as defined by FASB 115. We have determined that none of our securities qualify for other than temporary impairment or permanent impairment status. Our rational for this determination includes, but is not limited to, Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value.

Cash and Short Term Investments

Cash and short term investments, which include cash, certificates of deposits, and money market accounts increased $11.8 million, or 195.1%, to $17.9 million as of December 31, 2006, as compared to $6.1 million as of December 31, 2005. These balances are held primarily in money market accounts and are available for the settlement of hurricanes related claims.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $5.5 million, or 75.0%, to $1.8 million as of December 31, 2006, as compared to $7.3 million as of December 31, 2005. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $26.8 million, or 220.8%, to $38.9 million as of December 31, 2006, as compared to $12.1 million as of December 31, 2005. The increase is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.3 million, or 3.8%, to $7.2 million as of December 31, 2006, as compared to $7.5 million as of December 31, 2005.

Our homeowners’ insurance premiums receivable increased $0.9 million, or 47.4%, to $4.2 million as of December 31, 2006, as compared to $1.9 million as of December 31, 2005. The increase can be attributed to the seasonality of the purchasing patterns of our policy holders.

Our commercial general liability insurance premiums receivable increased $0.4 million, or 19.0%, to $2.7 million as of December 31, 2006, as compared to $2.3 million as of December 31, 2005.

Premiums receivable in connection with our automobile line of business decreased $3.0 million, or 72.3%, to $1.2 million as of December 31, 2006, as compared to $4.2 million as of December 31, 2005. The decrease in automobile related premiums receivable is associated with the sale of our distribution channels in connection with the sale of our agencies, effective December 31, 2004.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased to nothing as of December 31, 2006, as compared to $136.7 million as of December 31, 2005. The decrease is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $2.0 million, or 21.4%, to $11.2 million as of December 31, 2006, as compared to $9.2 million as of December 31, 2005. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the increase to this asset.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $0.9 million, or 33.5%, to $3.6 million as of December 31, 2006, as compared to $2.7 million as of December 31, 2005. The increase is comprised primarily of $1.5 million related to regulatory assessments and $0.9 million in connection with the sale of our property in Lauderdale Lakes, offset by $0.8 million in connection with deferred policy acquisition costs, $0.4 million related to allowance for credit losses and $0.3 in connection with our investment portfolio.

Income Taxes Receivable

Income taxes receivable increased to $0.8 million as of December 31, 2006, as compared to nothing as of December 31, 2005. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, Net

Property, plant and equipment, net, decreased $2.6 million, or 66.8%, to $1.3 million as of December 31, 2006, as compared to $3.9 million as of December 31, 2005. Effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note, generating a gain on sale totaling approximately $2.9 million. As part of the transaction, 21st Century has agreed to lease the same facilities for a six year term. Our lease for this office space expires in December 2011. The Company recognized a deferred gain in connection with the sale totaling approximately $2.8 million.

Other Assets

Other assets remained at $4.6 million as of December 31, 2006, as compared to $4.6 million as of December 31, 2005. Major components of other assets are as follows:

	December 31, 2006	December 31, 2005
Accrued interest income	$1,515,584	$734,059
Notes receivable	1,027,958	-
Revenue sharing due from reinsurer	979,677	234,552
Unamortized loan costs	61,572	310,832
Compensating cash balances	9,911	363,021
Due from sale of discontinued operations, net	320,000	410,000
Prepaid expenses	531,008	349,138
Recoupment of assessments	-	2,025,210
Other	110,642	153,251
Total	$4,556,352	$4,580,063

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $114.4 million, or 74.3%, to $39.6 million as of December 31, 2006, as compared to $154.0 million as of December 31, 2005. The decrease in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	December 31, 2006	December 31, 2005
Homeowners'	$21,788,126	$135,173,026
Commercial General Liability	11,100,116	3,661,256
Automobile	6,727,236	15,204,261
	$39,615,478	$154,038,543

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

Unearned Premium

Unearned premiums increased $16.0 million, or 25.9%, to $77.8 million as of December 31, 2006, as compared to $61.8 million as of December 31, 2005. The increase was due to an $18.9 million increase in unearned homeowners’ insurance premiums, a $4.5 million increase in unearned commercial general liability premiums, and a $7.4 million decrease in unearned automobile premiums. These changes reflect our continued emphasis in 2006 on property and commercial general liability insurance products.

Due to Reinsurers, Net

Due to reinsurers, net increased to $4.2 million as of December 31, 2006, as compared to nothing as of December 31, 2005 at which time the Company had an asset, Reinsurance recoverable, net. Due to the lack of catastrophic events in 2006, loss recoveries were not sufficiently greater than premiums due reinsurers, resulting in a net payable for the year ended December 31, 2006.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $1.6 million, or 76.8%, to $3.8 million as of December 31, 2006, as compared to $2.1 million as of December 31, 2005. Premium deposits are monies received on policies not yet in force as of December 31, 2006. The change is due to our policyholders purchasing patterns, the Company’s marketing efforts and our policies renewal patterns.

Revolving Credit Outstanding

Revolving credit outstanding decreased to nearly nothing as of December 31, 2006, as compared to $0.2 million as of December 31, 2005. The decrease is due to our cash management efforts, our requested credit reduction, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft decreased $4.1 million, or 33.8%, to $8.1 million as of December 31, 2006, as compared to $12.2 million as of December 31, 2005. The bank overdraft relates to primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties were returned to our reinsurer as of December 31, 2006, as compared to $1.5 million balance as of December 31, 2005. During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in their High Risk Account. Citizen’s Board decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizen’s Board certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. Provisions contained in our excess of loss reinsurance policies provided for their participation totaling $1.5 million of our $2.0 million assessment.

Income Taxes Payable

Income taxes payable decreased to nothing as of December 31, 2006, as compared to $3.0 million as of December 31, 2005. The change is due to tax payment patterns in connection with our tax liabilities.

Subordinated Debt

Subordinated Debt decreased $6.0 million, or 59.2%, to $4.2 million as of December 31, 2006, as compared to $10.2 million as of December 31, 2005. The decrease is in connection with the retirement of the 2003 notes on July 31, 2006 and the scheduled quarterly principal payments on the 2004 notes.

Deferred Gain from Sale of Property

Deferred gain from sale of property increased to $2.5 million as of December 31, 2006 as compared to nothing as of December 31, 2005. In accordance with the provisions of FASB No. 13, we will amortize the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.6 million, or 37.5%, to $5.7 million as of December 31, 2006 as compared to $4.2 million as of December 31, 2005. This increase is due to our cash management efforts and timing of payments with our trade vendors.

RESULTS OF OPERATIONS
Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Gross Premiums Written

Gross premiums written increased $33.2 million, or 27.8%, to $152.7 million for the year ended December 31, 2006, as compared to $119.4 million for year ended December 31, 2005. The following table denotes gross premiums written by major product line.

	Years Ended December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$114,388,069	74.93%	$76,181,988	63.78%
Commercial General Liability	32,213,179	21.10%	22,593,477	18.92%
Automobile	6,063,645	3.97%	20,664,832	17.30%
Gross written premiums	$152,664,893	100.00%	$119,440,297	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $9.6 million, or 42.6 % to $32.2 million for the year ended December 31, 2006, as compared to $22.6 million for the year ended December 31, 2005.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$22,965	71.29%	$18,293	80.97%
Georgia	1,805	5.60%	1,258	5.57%
Kentucky	9	0.03%	-	0.00%
Lousiania	5,743	17.83%	3,042	13.46%
South Carolina	77	0.24%	-	0.00%
Texas	1,604	4.98%	-	0.00%
Virginia	10	0.03%	-	0.00%
Total	$32,213	100.00%	$22,593	100.00%

The Company’s sale of homeowners’ policies increased $38.2 million, or 50.2%, to $114.4 million for the year ended December 31, 2006, as compared to $76.2 million for year ended December 31, 2005. The increase in homeowners’ gross premiums written is primarily due to the Company’s rate increase, with only a slight increase in the number of policy holders.

The Company’s sale of auto insurance policies decreased $14.6 million, or 70.7%, to $6.1 million for the year ended December 31, 2006, as compared to $20.7 million for year ended December 31, 2005.

Gross Premiums Ceded

Gross premiums ceded increased to a debit balance of ($67.5) million for the year ended December 31, 2006, as compared to a debit balance of ($31.4) million for year ended December 31, 2005. The increase is associated with the change in our prepaid reinsurance premiums in connection with our 2006-2007 hurricane season. For further discussion please see Footnote 6 titled “Reinsurance Agreements”.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $20.2 million for the year ended December 31, 2006, as compared to $6.6 million for year ended December 31, 2005. The increased credit to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($16.0) million for the year ended December 31, 2006, as compared to ($11.7) million for year ended December 31, 2005. The change was due to an $18.9 million increase in unearned homeowners’ insurance premiums, a $4.6 million increase in unearned commercial general liability premiums, and a $7.4 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Analysis of Financial Condition - Unearned Premiums” on page 47.

Net Premiums Earned

Net premiums earned increased $6.4 million, or 7.7%, to $89.3 million for the year ended December 31, 2006, as compared to $83.0 million for year ended December 31, 2005. The following table denotes net premiums earned by major product line.

	Years Ended December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$48,206,614	53.95%	$40,386,025	48.68%
Commercial General Liability	27,658,007	30.96%	18,212,251	21.95%
Automobile	13,483,633	15.09%	24,365,220	29.37%

Net premiums earned	$89,348,254	100.00%	$82,963,496	100.00%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $9.4 million, or 51.9 % to $27.7 million for the year ended December 31, 2006, as compared to $18.2 million for the year ended December 31, 2005.

Finance Revenue

Finance revenue decreased $1.9 million, or 52.7%, to $1.7 million for the year ended December 31, 2006, as compared to $3.6 million for year ended December 31, 2005. The decrease is primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from. We expect a continuing decline in finance revenue over the near future.

Managing General Agent Fees

Managing general agent fees increased $0.2 million, or 8.5%, to $2.6 million for the year ended December 31, 2006, as compared to $2.4 million for year ended December 31, 2005.

Net Investment Income

Net investment income increased $2.1 million, or 54.5%, to $5.9 million for the year ended December 31, 2006, as compared to $3.8 million for year ended December 31, 2005. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 6.22% for the year ended December 31, 2006 as compared to a yield of 4.66% for the year ended December 31, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.6 million, or 131.9%, to $1.1 million for the year ended December 31, 2006, as compared to $0.5 million for year ended December 31, 2005. The table below depicts the gains (losses) by investment category.

	Years Ended December 31,
	2006	2005
Realized gains:
Fixed securities	$151	$36,981
Equity securities	1,471,307	664,162
Total realized gains	1,471,458	701,143

Realized losses:
Fixed securities	(66,722)	(136,570)
Equity securities	(341,874)	(106,267)
Total realized losses	(408,596)	(242,837)

Net realized gains (losses) on investments	$1,062,862	$458,306

Other Income

Other income increased $1.8 million, or 129.7%, to $3.3 million for the year ended December 31, 2006, as compared to $1.4 million for year ended December 31, 2005. Major components of other income for the year ended December 31, 2006 included approximately $1.4 million of commissions in connection with the acquisition of our current reinsurance program, $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property, $0.3 million of commissions in connection with our prior sale of agency operations, $0.3 million of commissions in connection with the national flood insurance program, $0.2 million in connection with a legal settlement, $0.2 million of business interruption recovery, $0.1 million in connection with FIGA fees, $0.1 million of rental income and $0.2 million of miscellaneous other sources.

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

Loss and LAE decreased by $3.9 million, or 8.1%, to $44.4 million for the year ended December 31, 2006, as compared to $48.3 million for year ended December 31, 2005. The decrease is attributable to the increase in loss and LAE incurred during the year ended December 31, 2005 which was in connection with the adverse development associated with the 2004 hurricanes.

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

The table below reflects a recovery to operations of $0.1 million during the year ended December 31, 2006 from the four hurricanes that occurred in July, August, September and October of 2005.

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	37	(0.1)	(0.1)	-
Rita (September 20)	(5)	(0.1)	-	(0.1)
Wilma (October 24)	1,517	26.0	26.0	-

Total Loss Estimate	1,549	$25.8	$25.9	$(0.1)

The following table reflects the changes during the year ended December 31, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $5.4 million occurred during the year ended December 31, 2006 in connection with these storms.

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Charley (August 13)	6	$3.6	$3.6	$-
Frances (September 3)	4	3.2	3.1	0.1
Ivan (September 14)	(3)	4.5	-	4.5
Jeanne (September 25)	14	0.9	-	0.9

Total Loss Estimate	21	$12.2	$6.7	$5.5

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2006 was 49.7%, as compared to 58.3% for the year ended December 31, 2005. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2006	2005
Homeowners'	46.7%	65.5%
Commercial General Liability	38.2%	19.1%
Automobile	84.0%	75.5%
All lines	49.7%	58.3%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $4.9 million, or 60.1%, to $13.2 million for the year ended December 31, 2006, as compared to $8.2 million for year ended December 31, 2005. The change is primarily due to a charge to operations of $3.9 million in connection with a FIGA assessment and premium tax expense which increased $1.0 million. Approvals by the OIR to recoup the assessment through an average 1.0% policy surcharge on all of our policies written in Florida over a twelve month period for new and renewal business have been granted. Premium tax expense is directly correlated to written premium, which experienced an increase in 2006.

Salaries and Wages

Salaries and wages increased $0.6 million, or 9.8%, to $7.0 million for the year ended December 31, 2006, as compared to $6.4 million for year ended December 31, 2005. As a result of the adoption of SFAS No. 123R on January 1, 2006, salaries and wages for the year ended December 31, 2006 include a $0.5 million charge, representing approximately 85.9% of the 2006 overall increase. The remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. We believe that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.7 million, or 53.1%, to $0.7 million for the year ended December 31, 2006, as compared to $1.4 million for year ended December 31, 2005. The change is primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $2.8 million, or 19.5%, to $17.4 million for the year ended December 31, 2006, as compared to $14.6 million for year ended December 31, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations increased $2.1 million, or 39.9%, to $7.4 million for the year ended December 31, 2006, as compared to $5.3 million for the year ended December 31, 2005. The effective rate for income tax expense is 34.7% for the year ended December 31, 2006, as compared to 30.4% for the year ended December 31, 2005.

Net Income

As a result of the foregoing, the Company’s net income for the year ended December 31, 2006 was $13.9 million compared to net income of $12.1 million for year ended December 31, 2005.

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

	Year Ended December 31,
	2005		2004
Automobile	$20,664,832	17.30%	$24,239,000	24.08%
Homeowners'	75,741,414	63.41%	62,400,283	61.99%
Commercial General Liability	22,593,477	18.92%	12,509,943	12.43%
Mobile home owners'	440,574	0.37%	1,512,799	1.50%
Gross written premiums	$119,440,297	100.00%	$100,662,025	100.00%

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

Net Realized Investment Gains

Net realized investment gains decreased by $0.2 million, or 33.5%, to $0.5 million for the year ended December 31, 2005, as compared $0.7 million for the year ended December 31, 2004. The table below reflects the gains and losses by investment category.

	Years Ended December 31,
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

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.7	$-	$2.7
Katrina (August 25)	2,076	14.6	11.6	3.0
Rita (September 20)	24	0.2	-	0.2
Wilma (October 24)	10,039	138.0	135.0	3.0

Total Loss Estimate	12,461	$155.5	$146.6	$8.9

The table below reflects a charge to current year earnings of $10.6 million, net of reinsurance recoveries of $27.8 million, stemming from the four hurricanes that occurred in August and September of 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	129	$15.3	$15.3	$-
Frances (September 3)	480	12.5	12.5	-
Ivan (September 14)	45	7.3	-	7.3
Jeanne (September 25)	(108)	3.3	-	3.3

Total Loss Estimate	546	$38.4	$27.8	$10.6

Our loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2005 was 58.26% compared with 113.21% for the same period in 2004. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2005	2004
Automobile	74.89%	73.18%
Homeowners'	65.89%	171.30%
Commercial General Liability	19.10%	18.74%
All lines	58.26%	113.21%

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

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

Net Income (loss)

As a result of the foregoing, the Company’s net income for the year ended December 31, 2005 was $12.1 million, as compared to net loss of $10.9 million for year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2006 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
	Total	2007	2008-2009	2010-2011	After 2011
Contractual Obligations
Operating leases	$1,944	$601	$1,238	$105	$-
Subordinated debt	4,167	4,167	-	-	-

Total	$6,111	$4,768	$1,238	$105	$-

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, our primary sources of capital were revenues generated from operations, including decreased amounts due from reinsurers, net, increased unearned premiums and decreased finance contracts receivable. Operational sources of capital also included, decreased other assets, increased premium deposits and customer credit balances, increased accounts payable, net realized investment gains, non-cash compensation, premiums receivable, depreciation and amortization, common stock issued for interest on notes, and an increased provision for credit losses. Also contributing to our liquidity were proceeds from the sale of investment securities, exercised warrants, the sale of assets, exercised employee stock options and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2006, operations provided net operating cash flow of $27.5 million, as compared to $19.4 million for year ended December 31, 2005.

For the year ended December 31, 2006, operations generated $184.6 million of gross cash flow, due to a $140.9 million decrease in amounts due from reinsurers, net, a $16.0 million increase in unearned premiums, a $5.5 million decrease in finance contracts receivable, a $2.5 million decrease in other assets, a $1.6 million increase in accounts payable and accrued expenses, a $1.6 million increase in premium deposits and customer credit balances and $1.1 million of net realized investment gains.

For the year ended December 31, 2006, operations used $156.9 million of gross cash flow primarily due to a $114.4 million decrease in unpaid losses and LAE, a $26.8 million increase in prepaid reinsurance premiums, a $4.1 million decrease in bank overdrafts, a $3.0 million decrease in income taxes payable, a $2.4 million increase in deferred gain on sale of our building, a $2.0 million increase in policy acquisition costs, net of amortization, a $1.5 million decrease in funds held under reinsurance treaties, a $0.9 million increase in deferred income tax expense, $0.8 million increase in income taxes recoverable, a $0.6 million increase in recognized gain in connection with the sale of our building, $0.3 million in amortization of investment discount, net and a $0.1 million recovery of uncollectible premiums receivable.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the year ended December 31, 2006, net investing activities used $19.7 million, as compared to $15.5 million for the year ended December 31, 2005. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the year ended December 31, 2006, investing activities generated $276.9 million and used $296.6 million from the maturity several times over of our very short municipal portfolio. Sources of cash flow from investing activities included the sale of property with net book value of $2.7 million, for which we received $5.6 million in proceeds and recorded a $2.9 million deferred gain. The Company also used $0.4 million for the purchase of equipment.

For the year ended December 31, 2006, net financing activities provided $4.0 million, as compared to using $4.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, the sources of cash in connection with financing activities included $10.7 million from the exercise of warrants, $2.6 million from the exercise of stock options and a $1.6 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $4.4 million for the regularly scheduled principal and interest payments on our Notes, $4.3 million in dividends paid, $2.0 million for the acquisition of common stock and $0.2 million in connection with the reduction of our outstanding revolving credit.

Federated Premium’s operations are partially funded by the revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 7.82%, 6.39%, and 5.71% for the years ended December 31, 2006, 2005, and 2004, respectively. Interest expense on this revolving credit line for the years ended December 31, 2006, 2005, and 2004 totaled approximately $8,000 $75,000, and $178,000, respectively.

Outstanding borrowings under the Revolving Agreement as of December 31, 2006 were approximately $0.01 million, as compared to $0.2 million as of December 31, 2005.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2005 were approximately $11.2 million and $18.0 million, respectively, and their statutory net income (loss) for the year ended December 31, 2005 were ($2.2) million and $2.9 million, respectively.

As of December 31, 2006, 2005, and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance. Of the 1,019,000 warrants issued in connection with the September 2004 notes, 751,699 have been exercised to date.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2006
	(Dollars in Thousands except EPS)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$21,807	$28,741	$21,707	$17,093
Other revenue	3,307	3,601	3,063	4,595
Total revenue	25,114	32,342	24,770	21,688

Expenses:
Losses and LAE	7,569	9,343	10,271	17,217
Other expenses	8,289	8,389	10,613	10,931
Total expenses	15,858	17,732	20,884	28,148

Income (loss) before provision (benefit) for income tax expense	9,256	14,610	3,886	(6,460)
Provision (benefit) for income tax expense	3,243	5,705	857	(2,409)

Net income	$6,013	$8,905	$3,029	$(4,051)

Basic net income per share	$0.88	$1.20	$0.40	$(0.52)

Fully diluted net income per share	$0.83	$1.19	$0.40	$(0.52)

Weighted average number of common shares outstanding	6,845	7,428	7,561	7,846

Weighted average number of common shares outstanding (assuming dilution)	7,238	7,466	7,563	7,846

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2005
	(Dollars in Thousands except EPS)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Continuing Operations:
Revenue:
Net premiums earned	$18,835	$21,889	$20,702	$21,537
Other revenue	3,032	2,756	2,953	2,964
Total revenue	21,867	24,646	23,656	24,502

Expenses:
Losses and LAE	6,910	12,309	13,276	15,842
Other expenses	7,417	7,389	7,443	8,314
Total expenses	14,327	19,697	20,719	24,156

Income from continuing operations before provision (benefit) for income tax expense	7,540	4,948	2,937	346
Provision (benefit) for income tax expense	2,754	1,925	1,084	(1,073)

Net income from continuing operations	4,786	3,024	1,853	1,419

Discontinued Operations:

Gain on sale of discontinued operations	1,630	-	-	-

Income from discontinued operations before provision for income tax expense	1,630	-	-	-
Provision for income tax expense	595	-	-	-

Net income from discontinued operations	1,035	-	-	-

Income before provision (benefit) for income tax expense	9,170	4,948	2,937	346
Provision (benefit) for income tax expense	3,349	1,925	1,084	(1,073)
Net income	$5,820	$3,024	$1,853	$1,419

Basic net income per share from continuing operations	$0.78	$0.48	$0.29	$0.22

Basic net income per share from discontinued operations	$0.17	$-	$-	$-

Basic net income per share	$0.95	$0.48	$0.29	$0.22

Fully diluted net income per share from continuing operations	$0.73	$0.46	$0.28	$0.21

Fully diluted net income per share from discontinued operations	$0.16	$-	$-	$-

Fully diluted net income per share	$0.89	$0.46	$0.28	$0.21

Weighted average number of common shares outstanding	6,153	6,349	6,384	6,502

Weighted average number of common shares outstanding (assuming dilution)	6,532	6,621	6,589	6,873

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2006 and 2005, there were no off balance sheet transactions.

21st Century Holding Company

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Our investment policy is established by the Board of Directors or the Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2006, approximately 89.4% of investments were in fixed income securities and short-term investments, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 80% of the fixed maturities are considered available for sale and are marked to market. We may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Interest on fixed maturities	$4,618	$2,970	$2,437
Dividends on equity securities	623	660	165
Interest on short-term securities	737	209	23
Other	-	33	555

Total investment income	5,978	3,872	3,180
Investment expense	(45)	(31)	(8)
Net investment income	$5,933	$3,841	$3,172

Net realized gain (loss)	$1,062	$458	$689

The following table summarizes, by type, our investments as of December 31, 2006 and 2005

	December 31, 2006		December 31, 2005
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)		(Dollars in Thousands)
Fixed maturities, at market:
U.S. government agencies and authorities	$97,314	77.95%	$52,964	52.92%
Obligations of states and political subdivisions	17,804	14.26%	29,051	29.03%
Corporate securities	3,075	2.46%	7,464	7.46%
Total fixed maturities	118,193	94.68%	89,479	89.40%
Equit y securities, at market	6,641	5.32%	10,607	10.60%
Total investments	$124,834	100.00%	$100,086	100.00%

21st Century Holding Company

Fixed maturities are carried on the balance sheet at market. At December 31, 2006 and 2005, fixed maturities had the following quality ratings by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, Standard and Poor's Company ratings were used:

	December 31, 2006		December 31, 2005
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)		(Dollars in Thousands)
AAA	$113,353	95.91%	$80,195	89.62%
AA	1,471	1.24%	1,135	1.27%
A	1,400	1.18%	1,463	1.64%
BBB	1,487	1.26%	2,888	3.23%
BB++	481	0.41%	3,798	4.24%
Not rat ed	-	-	-	-
	$118,192	100.00%	$89,479	100.00%

The following table summarizes, by maturity, the fixed maturities as of December 31, 2006 and 2005

	December 31, 2006		December 31, 2005
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)		(Dollars in Thousands)
Matures In:
One year or less	$17,462	14.77%	$11,289	12.62%
One year to five years	80,186	67.84%	5,706	6.38%
Five years to 10 years	18,955	16.04%	44,763	50.02%
More than 10 years	1,589	1.35%	27,721	30.98%
Total fixed maturities	$118,192	100.00%	$89,479	100.00%

At December 31, 2006, the weighted average maturity of the fixed maturities portfolio was approximately 2.5 years.

The following table provides information about the financial instruments as of December 31, 2006 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date:

	2007	2008	2009	2010	2011	Thereafter	Total	Carrying Amount
	(Dollars in Thousands)

Principal amount by expected maturity:
U.S. government agencies and authorities	$16,500	$25,000	$10,400	$-	$20,000	$24,900	$96,800	$97,314
Obligat ions of st ates and political subdivisions	950	10,745	1,465	-	1,120	3,185	17,465	17,804
Corporate securities	-	1,900	250	-	-	1,000	3,150	3,075
Collateralized mortgage obligations	-	-	-	-	-	-	-	-
Equity securities, at market	-	-	-	-	-	-	-	6,641
Mortgage notes receivable	-	-	-	-	-	-	-	-
All investments	$17,450	$37,645	$12,115	$-	$21,120	$29,085	$117,415	$124,834

Weighted average interest rate by expected maturity:
U.S. government agencies and authorities	4.71%	5.00%	4.46%	0.00%	4.37%	4.81%	4.71%
Obligat ions of states and political subdivisions	4.17%	4.69%	4.86%	0.00%	4.17%	4.60%	4.62%
Corporat e securit ies	0.00%	5.88%	7.51%	0.00%	0.00%	4.46%	5.56%
Collateralized mortgage obligat ions	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage notes receivable	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.68%	4.95%	4.57%	0.00%	4.36%	4.78%	4.72%

21st Century Holding Company

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21st Century Holding Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying balance sheets of 21st Century Holding Company as of December 31, 2006 and 2005, and the related statements of income, stockholders  equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2006 and 2005 the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of 21st Century Holding Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

De Meo, Young, McGrath of Boca Raton, LLP

Boca Raton, Florida

March 16, 2007

21st Century Holding Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited management’s assessment, included in the accompanying Evaluation of Disclosure Controls and Procedures, that 21st Century Holding Company did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of (i) the recognition and accounting of unrecorded premium transactions and (ii) an income tax issue relating to computing the Company’s income tax liability where the Company failed to consider a prior year tax refund applied to the current year, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). 21st Century Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (i) the recognition and accounting of unrecorded premium transactions and (ii) an income tax issue relating to computing the Company’s income tax liability where the Company failed to consider a prior year tax refund applied to the current year. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 16, 2007 on those financial statements.

In our opinion, management’s assessment that 21st Century Holding Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, 21st Century Holding Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

De Meo, Young, McGrath of Boca Raton, LLP

Boca Raton, Florida

March 16, 2007

21st Century Holding Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS	(Dollars in Thousands)
Investments
Fixed maturities , available for sale, at fair value	$98,525	$69,788
Fixed maturities, held to maturity, at amoritized cost	19,667	19,692
Equity securities, available for sale, at fair value	6,641	10,607

Total inves tments	124,834	100,086

Cash and short term investments	17,917	6,071
Finance contracts, net of allowance for credit losses of $116 in 2006 and $419 in
2005, and net of unearned finance charges of $90 in 2006 and $379 in 2005	1,831	7,313
Prepaid reinsurance premiums	38,927	12,134
Premiums receivable, net of allowance for credit losses of $66 and $158, respectively	7,222	7,506
Reinsurance recoverable, net	-	136,676
Deferred policy acquisition costs	11,153	9,184
Deferred income taxes, net	3,610	2,704
Income taxes receivable	787	-
Property, plant and equipment, net	1,296	3,901
Other assets	4,556	4,580

Total assets	$212,134	$290,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$39,615	$154,039
Unearned premiums	77,829	61,839
Due to reinsurers, net	4,237	-
Premiums deposits and customer credit balances	3,793	2,145
Revolving credit outstanding	10	197
Bank overdraft	8,107	12,238
Funds held under reinsurance treaties	-	1,545
Income taxes payable	-	3,020
Subordinated debt	4,167	10,208
Deferred gain from sale of property	2,467	-
Accounts payable and accrued expenses	5,715	4,158

Total liabilities	145,940	249,387

Commitments and contingencies

Shareholders' equity:

Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and oustanding 7,896,919 and 6,771,864 respectively	79	68
Additional paid-in capital	47,070	31,832
Accumulated other comprehensive (deficit)	(967)	(1,537)
Retained earnings	20,011	10,405
Total shareholders' equity	66,193	40,767
Total liabilities and s hareholders ' equity	$212,134	$290,155

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$152,665	$119,440	$100,662
Gross premiums ceded	(67,520)	(31,414)	(15,486)

Net premiums written	85,145	88,026	85,176

Increase (Decrease) in prepaid reinsurance premiums	20,193	6,623	(2,905)
(Increase) in unearned premiums	(15,990)	(11,686)	(16,030)

Net change in prepaid reinsurance premiums and unearned premiums	4,203	(5,063)	(18,935)

Net premiums earned	89,348	82,963	66,241
Finance revenue	1,686	3,567	3,668
Managing general agent fees	2,625	2,420	2,040
Net investment income	5,933	3,841	3,172
Net realized investment gains	1,063	458	689
Other income	3,260	1,419	762

Total revenue	103,915	94,669	76,571

Expenses:
Loss and LAE	44,400	48,336	74,993
Operating and underwriting expenses	13,160	8,219	8,140
Salaries and wages	7,011	6,384	6,134
Interest expense	656	1,398	1,087
Policy acquisition costs, net of amortization	17,395	14,561	8,423

Total expenses	82,622	78,899	98,777

Income (loss) from continuing operations before provision (benefit) for	21,293	15,771	(22,206)
Provision (benefit) for income tax expense	7,396	4,690	(8,601)

Net income (loss) from continuing operations	13,896	11,081	(13,605)

Discontinued operations :
Income from discontinued operations (including gain on disposal of $0,	-	1,630	4,484
Provision for income tax expense	-	595	1,737

Income from discontinued operations	-	1,035	2,747

Net (loss ) income	$13,896	$12,116	$(10,858)

Basic net income (loss ) per share from continuing operations	$1.84	$1.78	$(2.33)

Basic net income per share from discontinued operations	$-	$0.17	$0.47

Basic net income (loss ) per share	$1.84	$1.95	$(1.86)

Fully diluted net income (loss) per share from continuing operations	$1.72	$1.67	$(2.33)

Fully diluted net income per share from discontinued operations	$-	$0.16	$0.47

Fully diluted net income (loss) per share	$1.72	$1.83	$(1.86)

Weighted average number of common shares outstanding	7,537,550	6,228,043	5,847,102

Weighted average number of common shares outstanding (as s uming dilution)	8,085,722	6,628,076	5,847,102

Dividends declared per s hare	$0.48	$0.32	$0.32

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Deficit	Retained Earnings	Treasury Stock	Total Shareholder's Equity
			(Dollars in Thousands)

Balance as of December 31, 2003		$61	$20,434	$(325)	$13,643	$(1,768)	$32,046

Net Loss	($10,858)				(10,858)		(10,858)
Cash Dividends					(1,902)		(1,902)
Acquisition of common shares						(12)	(12)
Stock options exercised		4	2,797				2,801
Warrants exercised			225				225
Stock issued in lieu of cash payment for
principal and interest associated with our
notes		2	2,854				2,856
Net unrealized change in investments,
net of tax effect of $305	(180)			(180)			(180)
Comprehensive loss	($11,038)

Balance as of December 31, 2004		$67	$26,310	$(505)	$884	$(1,780)	$24,977

Net Income	$12,116				12,116		12,116
Cash Dividends					(2,339)		(2,339)
Stock issued in lieu of cash payment for
principal and interest associated with our
notes		2	1,981				1,982
Treasury stock retired		(7)	(1,773)			1,780
Stock options exercised		4	2,816				2,819
Warrants exercised		2	2,498				2,500
Other					(255)		(255)
Net unrealized change in investments,
net of tax effect of $927	(1,032)			(1,032)			(1,032)
Comprehensive income	$11,084

Balance as of December 31, 2005		$68	$31,832	$(1,537)	$10,405	$-	$40,767

Net Income	$13,896				13,896		13,896
Cash Dividends					(4,290)		(4,290)
Stock issued in lieu of cash payment for
principal and interest associated with our
notes		1	1,794				1,795
Treasury stock		(1)	(2,000)				(2,001)
Stock options exercised		3	2,596				2,600
Warrants exercised		8	10,661				10,669
Shares based compensation			2,187				2,187
Net unrealized change in investments,
net of tax effect of $344	570			570			570
Comprehensive income	$14,466

Balance as of December 31, 2006		$79	$47,070	$(967)	$20,011	$-	$66,193

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
			Restated
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$13,896	$11,081	$(13,605)
Adjustments to reconcile net income (loss) to net cash provided by
Amortization of investment (discount), net	(297)	(222)	(191)
Depreciation and amortization of property plant and equipment, net	342	445	457
Net realized investment gains	1,063	513	689
Gain on sale of assets	(578)	-	-
Common Stock issued for interest on Notes	128	316	356
Provision for credit losses, net	14	638	646
(Recovery) provision for uncollectible premiums receivable	(102)	(252)	311
Non-cash compensation	539	-	-
Changes in operating assets and liabilities:
Premiums receivable	386	(1,229)	992
Prepaid reinsurance premiums	(26,793)	(6,623)	2,905
Reinsurance recoverable, net	140,912	(111,187)	(14,435)
Income taxes recoverable	(787)	7,915	(7,091)
Deferred income tax expense	(906)	952	(626)
Deferred gain on sale of assets	(2,366)	-	-
Policy acquisition costs, net of amortization	(1,970)	(2,226)	(5,217)
Premium finance contracts receivable	5,467	339	956
Other assets	2,491	(2,070)	401
Unpaid losses and LAE	(114,423)	107,468	22,000
Unearned premiums	15,990	11,686	16,030
Premium deposits and customer credit balances	1,648	273	1,250
Funds held under reinsurance treaties	(1,545)	1,545	-
Income taxes payable	(3,020)	3,020	-
Bank overdraft	(4,130)	(2,459)	14,715
Accounts payable and accrued expenses	1,557	841	2,987
Net cash provided by operating activities - continuing operations	27,517	20,762	23,530
Net cash (used for) provided by operating activities - discontinued operations	-	(1,380)	426
Net cash provided by operating activities	27,517	19,381	23,956
Cash flow (used in) investing activities:
Proceeds from sale of investment securities available for sale	271,265	122,532	81,246
Purchases of investment securities available for sale	(296,209)	(139,505)	(119,153)
Receivable for investments sold	-	-	2,119
Collection of mortgage loans	-	-	138
Purchases of property and equipment	(400)	(182)	(483)
Proceeds from sale of assets	5,607	-	-
Net cash used in investing activities - continuing operations	(19,736)	(17,155)	(36,134)
Net cash provided by (used in) investing activities - discontinued operations	-	1,689	(126)
Net cash used in investing activities	(19,736)	(15,466)	(36,260)
Cash flow provided by (used in) financing activities:
Subordinated debt (repaid) acquired	(4,375)	(5,000)	12,500
Exercised stock options	2,600	3,059	3,026
Dividends paid	(4,290)	(2,339)	(1,902)
Exercised warrants, net	10,669	2,260	-
Purchase of treasury stock	(2,001)	-	(12)
Tax benefit related to non-cash compensation	1,648	-	-
Revolving credit outstanding	(187)	(1,952)	(1,950)
Net cash provided by (used in) financing activities - continuing operations	4,064	(3,972)	11,662
Net increase (decrease) in cash and short term investments	11,845	(56)	(642)
Cash and short term investments at beginning of period	6,071	6,128	6,770
Cash and short term investments at end of period	$17,917	$6,071	$6,128

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(continued)	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$339	$684	$188
Non-cash investing and finance activities:
Accrued dividends payable	$1,444	$749	$442
Retirement of subordinated debt by Common Stock issuance	$1,667	$1,667	$3,125
Stock issued to pay interest on subordinated debt	$128	$316	$-

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama, Arkansas and Missouri are expected to begin this year. American Vehicle has an application pending authorization as a surplus lines carrier in the state of California, and applications pending submission to the states of Mississippi and Nevada.

During the year ended December 31, 2006, 74.4%, 21.6%, and 4.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the year ended December 31, 2005, 63.8%, 18.9%, and 17.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) CASH AND SHORT TERM INVESTMENTS

We consider all short-term highly liquid investments with original maturities of three months or less to be short term investments.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(b) INVESTMENTS

Our investment securities have been classified as either available-for-sale or held to maturity in response to our liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Investments designated as held to maturity are stated at amortized cost on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

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

(c) PREMIUM REVENUE

Premium revenue on all lines are earned on a pro-rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

(d) DEFERRED ACQUISITION COSTS

Deferred acquisition costs primarily represent commissions paid to outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded premium commission earned from reinsurers, salaries and premium taxes net of policy fees, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid loss and LAE and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

An analysis of deferred acquisition costs follows:

	Years Ended December 31,
	2006	2005

Balance, beginning of year	$9,183,654	$6,957,168
Acquisition costs deferred	19,614,691	16,787,596
Amortization expense during year	(17,645,177)	(14,561,110)
Balance, end of year	$11,153,168	$9,183,654

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
December 31, 2006

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

Accounting for loss contingencies pursuant to SFAS No.5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

We do not discount unpaid losses and LAE for financial statement purposes.

(g) FINANCE REVENUE

Interest and service income, resulting from the financing of insurance premiums, is recognized using a method that approximates the effective interest method. Late charges are recognized as income when chargeable.

(h) CREDIT LOSSES

Provisions for credit losses are provided in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover anticipated losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses. We have been increasing our reliance on direct billing of our policyholders for their insurance premiums. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We manage the credit risk associated with our direct billing program through our integrated computer system which allows us to monitor the equity in the unearned premium to the underlying policy. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity, also called unearned premium, in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. The decrease during the years ended December 31, 2006 and 2005 in the allowance for credit losses can be primarily attributed to the decline in homeowner and mobile homeowner policyholder receivables greater than ninety days old as compared to December 31, 2004. The increase during the year ended December 31, 2004 in the allowance for credit losses can be primarily attributed to homeowner and mobile homeowner policyholder receivables greater than ninety days old due in part to a cancellation moratorium in effect for non-payment of insurance premiums.

The activity in the allowance for credit losses for premiums receivable was as follows:

	Years Ended December 31,
	2006	2005	2004

Allowance for credit losses at beginning of year	$158,151	$541,851	$123,000
Additions charged (credited) to bad debt expense	1,188,070	(366,710)	462,365
Write-downs charged against the allowance	(1,280,096)	(16,990)	(43,514)
Allowance for credit losses at end of year	$66,125	$158,151	$541,851

See Note 4 for the activity in the allowance for credit losses for finance contracts.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(i) MANAGING GENERAL AGENT FEES

If substantially all the costs associated with the MGA contracts which do not involve affiliated insurers are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in Managing General Agent Fees are policy fees, charged by the insurance companies and passed through to Assurance MGA. Policy fees are discussed below.

(j) POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2006, all reinsurance recoverables are considered collectible.

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

(m) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses, finance contracts. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used. Additionally, our credit risk in connection with our reinsurers is mitigated by the establishment of irrevocable clean letters of credit in favor of Federated National.

(n) RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its Consolidated Financial Statements. Additionally, we are developing a process to capture and quantify any such effect that FIN 48 could have on the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any impact upon the adoption of SFAS No. 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when impairment is other-than-temporary and clarifies that subsequent to the recognition of other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. There was no impact on our consolidated financial statements with respect to the adoption of FSP 115-1.

In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in connection with Modifications or Exchanges of Insurance Contracts" (“SOP 05-1”). This statement provides guidance to insurance entities that incur deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacements as modifications in product benefits, features, rights, or coverage that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage with a contract. The accounting treatment for such replacements depends on whether, under the provisions of the SOP, the replacement contract is considered substantially changed from the replaced contract. A substantial change would be treated as the extinguishment of the replaced contract, and all unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract would no longer be deferred in connection with the replacement contract. A replacement contract that is substantially unchanged should be accounted for as a continuation of the original contract. SOP 05-1 will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company adopted this statement beginning with the fiscal quarter beginning January 1, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SOP 05-1.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123, Share-Based Payments (revised 2004) (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R became effective for 21st Century’s fiscal quarter beginning January 1, 2006. The effect on operations for the year ended December 31, 2006 was a pretax charge totaling $539,000 or a $0.05 per share basic and $0.04 per share on a fully diluted basis.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Company Finance has released Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies.

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

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant effect on our financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
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

(p) OPERATIONAL RISKS

The following is a description of the most significant risks facing us and how we mitigate those risks:

(I)
LEGAL/REGULATORY RISKS--the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As we write business in the states of Florida, Louisiana and Georgia, Texas, Kentucky, South Carolina and Virginia and in the near future in Missouri and Alabama, we are more exposed to this risk than some of our more geographically balanced competitors.

As of December 31, 2006 and 2005, both Federated National and American Vehicle were in compliance with all regulatory requirements. However, as a result of the hurricanes striking Florida in August and September 2004, we were technically not in compliance with certain regulatory requirements in 2004. To retain our certificates of authority, Florida insurance laws and regulations require that our insurance company subsidiaries, Federated National and American Vehicle, maintain capital surplus equal to the greater of 10% of its liabilities or the 2004 statutory minimum capital and surplus requirement of $4.00 million as defined in the Florida Insurance Code. As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72 titled “Surplus and Quasi-reorganizations”, compliance with this provision was restored by way of a surplus infusion from 21st Century. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No 72, compliance with this provision was also restored. American Vehicle remains in compliance with statutory premium-to-capital surplus ratios.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(II)
CREDIT RISK--the risk that issuers of securities owned by us will default or that other parties, including reinsurers to whom business is ceded, which owe us money, will not pay. We attempt to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible. Additonally, the Company carries current ledger balances exceeding Federal Deposit Insurance Corporation coverage of approximately $1.0 million. Management believes that this is not a significant risk.

(III)
INTEREST RATE RISK--the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

(IV)
CATASTOPHIC EVENT RISK—the risk associated with writing insurance policies covering automobile owners, homeowners, and business owners for losses that result from catastrophes, including hurricanes, tropical storms, tornadoes or other weather related events. As of December 31, 2006 we had 41,600 homeowner policies in force, primarily in the South Florida area. We mitigate our risk of catastrophic events through the use of reinsurance, forecast modeling techniques and the monitoring of concentrations of risk, all designed to protect the statutory surplus of the insurance companies.

For a more in depth discussion of our risks please refer to ITEM 1 and the section titled RISK FACTORS

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2006 and 2005. Changes in interest rates subsequent to December 31, 2006 may affect the fair value of our investments. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2006 and 2005 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable, accrued expenses and subordinated debt.

(r) STOCK OPTION PLANS

At December 31, 2006, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not required to be restated.

During the year ended December 31, 2006, 65,446 non-qualified and 40,550 qualified stock options were issued with an average option price of $19.09 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 16, Stock Compensation Plans.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2006.

(t) RECLASSIFICATIONS

Certain 2005 financial statement amounts have been reclassified to conform to the 2006 presentations.

(3) INVESTMENTS

(a) FIXED MATURITIES AND EQUITY SECURITIES

The following table shows the realized gains (losses) for fixed and equity securities for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	2006	at Sale	2005	at Sale

Fixed income securities	$151	$4,000,000	$36,981	$3,318,117
Equity securities	1,471,307	62,897,114	664,162	25,243,377
Total realized gains	1,471,458	66,897,114	701,143	28,561,494

Fixed income securities	(66,722)	12,985,290	(136,570)	5,325,668
Equity securities	(341,874)	13,378,445	(106,267)	2,529,788
Total realized losses	(408,596)	26,363,735	(242,837)	7,855,456

Net realized gains on investments	$1,062,862	$93,260,849	$458,306	$36,416,950

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2006 and 2005 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$79,335,392	$25,274	$713,464	$78,647,202
Obligations of states and political
subdivisions	17,448,400	17,566	163,071	17,302,895
Corporate securities	2,660,980	6,842	92,773	2,575,049
	$99,444,772	$49,682	$969,308	$98,525,146

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$18,665,722	$148	$429,062	$18,236,808
Obligations of states and political
subdivisions	501,483	-	7,023	494,460
Corporate securities	500,000	-	11,210	488,790
	$19,667,205	$148	$447,295	$19,220,058

Equity securities - common stocks	$7,272,300	$114,592	$745,592	$6,641,300

December 31, 2005
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$34,891,161	$22,789	$641,493	$34,272,457
Obligations of states and political
subdivisions	28,686,454	21,856	157,160	28,551,150
Corporate securities	7,194,917	14,735	245,450	6,964,202
	$70,772,532	$59,380	$1,044,103	$69,787,809

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$18,690,201	$-	$404,194	$18,286,007
Obligations of states and political
subdivisions	501,736	-	8,081	493,655
Corporate securities	500,000	-	12,810	487,190
	$19,691,937	$-	$425,085	$19,266,852

Equity securities - common stocks	$12,086,657	$-	$1,479,994	$10,606,663

During December 2005 we reclassified $19.7 million of our bond portfolio as held-to-maturity. These bonds secure a $15.0 million irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

Below is a summary of fixed maturities at December 31, 2006 and 2005 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,467,170	$17,461,910	$11,483,720	$11,289,205
Due after one year through
five years	80,448,010	80,186,000	26,669,436	26,390,123
Due after five years through ten
years	19,578,795	18,955,127	27,925,775	27,335,707
Due after ten years	1,618,004	1,588,607	24,415,537	24,039,627

	$119,111,979	$118,191,644	$90,494,468	$89,054,662

United States Treasury Notes with a book value of $1,000,000, each, and maturing in 2012 were on deposit with the Florida OIR as of December 31, 2006, as required by law for both Federated National and American Vehicle and are included with other investments held until maturity.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

A summary of the sources of net investment income follows:

	Years Ended December 31,
	2006	2005	2004

Fixed maturities	$4,617,875	$2,969,931	$2,436,845
Equity securities	622,791	660,309	691,192
Cash and cash equivalents	736,980	208,766	49,178
Other	-	33,000	3,065

Total investment income	5,977,646	3,872,006	3,180,280
Less investment expenses	(44,963)	(30,852)	(8,660)

Net investment income	$5,932,683	$3,841,154	$3,171,620

Proceeds from sales of fixed maturities and equity securities for the years ended December 31, 2006, 2005 and 2004 were approximately $271.3 million, $122.5 million and $81.2 million, respectively.

A summary of realized investment gains (losses) and (increases) in net unrealized losses follows:

	Years Ended December 31,
	2006	2005	2004
Net realized gains (losses):
Fixed maturities	$(66,572)	$(99,589)	$19,602
Equity securities	1,129,434	557,895	669,074

Total	$1,062,862	$458,306	$688,676

Net unrealized losses:
Fixed maturities	$65,098	$(567,011)	$18,701
Equity securities	848,993	(1,074,942)	(315,964)

Total	$914,091	$(1,641,953)	$(297,263)

(4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance:

	Years Ended December 31,
	2006	2005

Finance contracts receivable	$2,037,509	$8,111,403
Less:
Unearned income	(89,691)	(379,212)
Allowance for credit losses	(116,425)	(419,455)

Finance contracts, net of allowance for credit losses	$1,831,393	$7,312,736

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The activity in the allowance for credit losses was as follows:

	Years Ended December 31,
	2006	2005
Allowance for credit losses at beginning of year	$419,455	$475,788

(Recoveries) credited or write-offs charged against the allowance	(289,060)	581,550

Additions charged to bad debt expense	(13,970)	(637,883)

Allowance for credit losses at end of year	$116,425	$419,455

As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2006	2005
Land	$-	$625,000
Building and improvements	602,000	3,136,346
Furniture and fixtures	2,976,067	2,577,879
Property, plant and equipment, gross	3,578,067	6,339,225
Accumulated depreciation	(2,282,199)	(2,437,840)
Property, plant and equipment, net	$1,295,868	$3,901,385

Depreciation of property, plant, and equipment was $342,108, $444,744, and $457,224 during 2006, 2005 and 2004, respectively.

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

The impact of reinsurance on the financial statements is as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

	Years Ended December 31,
	2006	2005	2004
Premium written:
Direct	$153,664,895	$119,440,297	$100,662,025
Ceded	(67,519,911)	(31,413,815)	(15,485,917)
	$86,144,984	$88,026,482	$85,176,108
Premiums earned:
Direct	$138,095,438	$107,753,959	$84,631,511
Ceded	(48,260,984)	(24,790,463)	(18,390,167)
	$89,834,454	$82,963,496	$66,241,344
Losses and LAE incurred:
Direct	$77,463,843	$225,350,897	$138,605,465
Ceded	(33,063,935)	(177,014,467)	(63,612,684)
	$44,399,908	$48,336,430	$74,992,781

	As of December 31,
	2006	2005
Unpaid losses and LAE, net:
Direct	$39,615,477	$154,038,543
Ceded	(12,382,028)	(128,417,781)

	$27,233,449	$25,620,762

Unearned premiums:
Direct	$78,342,899	$61,839,051
Ceded	(32,327,053)	(12,133,733)

	$46,015,846	$49,705,318

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

At December 31, 2006 and 2005, the Company had an unsecured aggregate recoverable for paid and unpaid losses and LAE and unearned premiums with the following reinsurers:

	As of December 31,
	2006	2005
Transatlantic Reinsurance Company (A+ A.M. Best Rated):

Reinsurance recoverable on paid losses and LAE	$113,061	$96,283
Unpaid losses and LAE	153,114	732,206
	$266,175	$828,489

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$153,114	$732,206
Reinsurance recoverable on paid losses and LAE	113,061	96,283
Reinsurance receivable	218	453
	$266,393	$828,942

At December 31, 2006 prepaid reinsurance premiums of $6.6 million were associated with a single reinsurer. The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $3.6 million that can be drawn on for amounts that remain unpaid for more than 120 days.

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows:

	Years Ended December 31,
	2006	2005
Balance at January 1:	$154,038,543	$46,570,679
Less reinsurance recoverables	(128,419,923)	(9,414,795)
Net balance at January 1	$25,618,620	$37,155,884

Incurred related to:
Current year	$35,105,812	$42,241,587
Prior years	9,294,096	6,094,843
Total incurred	$44,399,908	$48,336,430

Paid related to:
Current year	$17,420,147	$25,749,109
Prior years	25,364,930	34,124,586
Total paid	$42,785,077	$59,873,695

Net balance at year-end	$27,233,450	$25,618,620
Plus reinsurance recoverables	12,382,028	128,419,923
Balance at year-end	$39,615,478	$154,038,543

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid loses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for loss and LAE for claims occurring in prior years by $9,294,096 for the year ended December 31, 2006 and increased (decreased) the liability for losses and LAE for claims occurring in prior years by $6,094,843 and ($1,430,278) for the years ended December 31, 2005 and 2004, respectively. The adjustments in the liability were primarily attributable to loss development in connection with the four hurricanes of 2004 There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2006.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

Outstanding borrowings under the Revolving Agreement as of December 31, 2006 and December 31, 2005 were $10,081 and $196,943, respectively. Interest expense on this revolving credit line for the years ended December 31, 2006, 2005 and 2004 totaled approximately $8,000, $75,000, and $178,000, respectively.

The annual interest rate on advances under the Revolving Agreement is the prime rate plus additional interest varying from 1.25% to 3.25% based on the prior month’s ratio of contracts receivable related to insurance companies with an A.M. Best rating of B or worse to total contracts receivable. The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 7.82%, 6.39%, and 5.71% for the years ended December 31, 2006, 2005 and 2004, respectively.

(9) INCOME TAXES

A summary of the provision for income tax expense (benefit) is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal:
Current	$7,732,974	$3,710,317	$(6,656,755)
Deferred	(798,161)	747,661	778,573
Provision (benefit) for Federal income tax expense	6,934,813	4,457,978	(5,878,182)
State:
Current	546,796	-	-
Deferred	(85,215)	827,244	(986,105)
Provision (benefit) for state income tax expense	461,581	827,244	(986,105)
Provision (benefit) for income tax expense	$7,396,394	$5,285,222	$(6,864,287)

The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income (loss) before provision for income tax expense (benefit)) as follows:

	Years Ended December 31,
	2006	2005	2004
Computed expected tax (benefit), at federal rate	$8,151,908	$5,211,285	$(6,025,502)
State tax, net of federal deduction benefit	(56,242)	545,981	(650,829)
Tax-exempt interest	(304,135)	(149,627)	(124,125)
Dividend received deduction	(139,442)	(145,207)	(135,847)
Interest expense not requiring cash	47,821	31,750	176,375
Other, net	(303,516)	(208,960)	(104,359)
Income tax expense (benefit), as reported	$7,396,394	$5,285,222	$(6,864,287)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	Years Ended December 31,
	2006	2005
Deferred tax assets:
Unpaid losses and LAE	$946,455	$809,712
Unearned premiums	3,436,434	3,716,390
Unrealized loss on investment securities	583,500	927,473
Allowance for credit losses	68,693	479,129
Unearned commissions	183,486	183,486
Accrued class action settlement	-	12,660
Regulatory assessments	1,423,930	-
Discount on advance premiums	22,220	-
Unearned adjusting income	845	3,841
Deferred gain on sale and leaseback	838,766	-
Stock option expense per FASB 123R	202,741	-
Total deferred tax assets	7,707,070	6,132,691

Deferred tax liabilities:
Deferred acquisition costs, net	(4,157,917)	(3,462,529)
Depreciation	71,446	-
Prepaid expenses	(10,358)	33,816
Total deferred tax liabilities	(4,096,829)	(3,428,713)

Net deferred tax asset	$3,610,241	$2,703,978

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2006 and 2005, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10 percent of their liabilities or a statutory minimum capital and surplus as defined in the Code. In 2006, 2005 and 2004, Federated National and American Vehicle were required to have capital surplus of $4.0 million. At December 31, 2006, 2005 and 2004, Federated National’s statutory capital surplus was $15.2 million, $11.2 million and $7.6 million, respectively. At December 31, 2006, 2005 and 2004, American Vehicle had statutory capital surplus of 26.7 million, $18.0 million and $17.1 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2006 and 2005, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2004, Federated National was not in compliance with its requirement to maintain minimum capital surplus primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No. 72 titled “Surplus and Quasi-reorganizations” compliance with this provision was restored. American Vehicle remains in compliance with statutory minimum capital and surplus requirement. As of December 31, 2004, Federated National did not comply with the prescribed premium-to-capital surplus ratio, primarily based on the incurred losses associated with the four hurricanes that occurred in August and September 2004. Under the provisions afforded Federated National according to Statement of Statutory Accounting Principles No. 72, compliance with this provision was also restored. American Vehicle remained in compliance with statutory premium-to-capital surplus ratios.

As of December 31, 2006 and 2005, to meet regulatory requirements, we had bonds with a carrying value of approximately $2.0 million pledged to the Insurance Commissioner of the State of Florida.

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10 percent of capital surplus (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10 percent of capital surplus with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains or (iii) the lesser of (a) 10 percent of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25 percent of unrealized capital gains. Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida OIR (i) if the dividend is equal to or less than the greater of (a) 10 percent of the insurer's capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer's entire net operating profits and realized net capital gains derived during the immediate preceding calendar year, (ii) the insurer will have policyholder capital surplus equal to or exceeding 115 percent of the minimum required statutory capital surplus after the dividend or distribution, (iii) the insurer files a notice of the dividend or distribution with the Florida OIR at least ten business days prior to the dividend payment or distribution and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115 percent of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the Florida OIR or (ii) 30 days after the Florida OIR has received notice of such dividend or distribution and has not disapproved it within such time. No dividends were declared or paid in 2006, 2005 or 2004 by the insurance companies. Under these laws, neither Federated National nor American Vehicle would be permitted to pay dividends to 21st Century in 2007.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Based upon the December 31, 2006 and 2005 statutory financial statements for American Vehicle statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. As of the year ended December 31, 2006 and 2005, statutory financial statements for Federated National did not exceed company action levels as established by the NAIC. Federated National’s 2006 results require us to submit a plan containing corrective actions during 2007. Federated National has not submitted its plan for corrective action yet, however we will submit a plan in the near future.

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 165.4%, 154.0% and 125.5% at December 31, 2006, 2005 and 2004, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 444.2%, 329.7% and 545.1% at December 31, 2006, 2005 and 2004, respectively.

While Federated National and American Vehicle were scheduled to have their statutorily required triennial examination during 2006, the OIR limited its examination to American Vehicle. American Vehicle’s examination was for the three years ended December 31, 2005. The last regulatory examination of American Vehicle covered the three-year period ended on December 31, 2002. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 in connection with the OIR examination.

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

As of December 31, 2006, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. There was one exception in connection with surplus growth, one exception in connection with liabilities to liquid assets and four exceptions in connection with adverse homeowner claims in connection with the 2004 hurricanes.

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

As of December 31, 2006, American Vehicle was outside NAIC’s usual range for one of thirteen ratios. The exception was in connection with the net increase in adjusted policyholders’ surplus. During 2006, net income and a decrease in non admitted securities were the major contributors to the 2006 change to policyholder surplus.

As of December 31, 2005, American Vehicle was outside NAIC’s usual ranges for two out of thirteen ratios. The first ratio relates to a larger than anticipated change in net writings, the second ratio relates to a modestly higher ratio of Gross Agents’ Balances due to the Company over the Policyholder Surplus. These Gross Agent Balances are all less than ninety days old.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31 2006 and 2005, respectively.

	Unusual Values Equal to Or		Federated National				American Vehicle
	Over	Under	2006		2005		2006		2005
Gross Premiums to Policyholders' Surplus	900	-	765		722		167		237
Net Premium to Policyholders' Surplus	300	-	290		429	*	167		237
Change in Net Writings	33	-33	-8		-20		4		59	*
Surplus Aid to Policyholders' Surplus	15	-	0		0		0		0
Two-year Overall Operating Ratio	100	-	102	*	132	*	82		81
Investment Yield	10.0	4.5	6.4		4.9		3.9		3.9
Gross Change in Policyholders' Surplus	50.0	-10	36		47		49		5
Net Change in Adjusted Policyholders' Surplus	25	-10	36	*	-45	*	49	*	5
Liabilities to Liquid Assets	105	-	113	*	129	*	69		76
Gross Agents' Balance to Policyholders' Surplus	40	-	14		8		23		26	*
One-Year Reserve Development to Policyholders' Surplus	20	-	26	*	105	*	13		-2
Two-Year Reserve Development to Policyholders' Surplus	20	-	186	*	-3		6		3
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	120	*	129	*	11		-3

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $15.2 million and $11.2 million as of December 31, 2006 and 2005, respectively. Federated National's statutory net income (loss) was $1.9 million, ($2.2) million and ($25.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. Federated National’s statutory non-admitted assets were approximately $11.0 million and $10.5 million as of December 31, 2006 and 2005, respectively.

American Vehicle’s statutory capital and surplus was $26.7 million and $18.0 million as of December 31, 2006 and 2005, respectively. American Vehicle’s statutory net income was approximately $6.2 million, $2.9 million and $2.03 million for the years ended December 31, 2006, 2005 and 2004 respectively. American Vehicle’s statutory non-admitted assets were approximately $0.4 million and $2.9 million as of December 31, 2006 and 2005, respectively.

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

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. During 2006 we were assessed $3.9 million in connection with the association. For statutory accounting purposes these assessments are not charged to operations in contrast GAPP treatment to charge current operations for the assessments. Through policyholder surcharges, as approved by the OIR, we will begin to recoup these assessments during the first quarter of 2007. There was no assessment made for the years ended December 31, 2005 or 2004.

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment and has recouped approximately $1.2 million during 2006. As noted above, Federated National has subrogated $1.5 million to our reinsurers.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the year ended December 31, 2006 Federated National and American Vehicle were assessed $221,765 and $1,579, respectively by the JUA Plan based on its January 2007 Cash Activity Report. During the year ended December 31, 2005 Federated National and American Vehicle were assessed $44,350 and $1,615, respectively. These charges are contained in Operating and Underwriting Expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

Bonds totaling $17.7 million secure a $15.0 million irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(12) LEASES

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, the Company has agreed to lease the same facilities for a six year term; in accordance with FASB 13, the lease will be treated as an operating lease. The expected future five year payout schedule is as follows:
Fiscal Year	Lease payments
2007	600,916
2008	612,934
2009	625,193
2010	637,697
2011	650,451
Thereafter	663,460
Total	$3,790,651

Effective December 31, 2004 we sold our interest in our agency operations which relieved us from these lease obligations. Until then we leased office space under various lease agreements with expiration dates through September 2007. Rental expense associated with operating leases was charged to expense in the period incurred. Rental expenses for 2006, 2005 and 2004 were approximately $0, $0 and $840,000, respectively, and are included in discontinued operations in the accompanying consolidated statements of operations.

(13) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $258,000, $192,000 and $327,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(14) NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Options granted in accordance with the stock option plan were anti-dilutive for the year ended December 31, 2004 and were not taken into account in the computation.

A summary of the numerator and denominator of the basic and fully diluted (2006 and 2005 only) net income (loss) per share is presented below:

	Income (Loss)	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006:
Basic net income per share	$13,896,267	7,537,550	$1.84
Fully diluted income per share	$13,896,267	8,085,722	$1.72

For the year ended December 31, 2005:
Basic net per share	$12,115,530	6,228,043	$1.95
Fully diluted per share	$12,115,530	6,628,076	$1.83

For the year ended December 31, 2004:
Basic net (loss) per share	$(10,857,775)	5,847,102	$(1.86)
Fully diluted (loss) per share	$(10,857,775)	5,847,102	$(1.86)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(15) SEGMENT INFORMATION

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

Accordingly, we have discontinued our segment disclosures for the finance segment, as it did not exceed the 10% threshold for revenues, earnings or assets.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

(16) STOCK COMPENSATION PLANS

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, typically vest over a four-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2006, we had outstanding exercisable options to purchase 44,750 shares.

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2006, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2006, we had outstanding exercisable options to purchase 637,358 shares.

Activity in our stock option plans for the period from January 1, 2004 to December 31, 2006 is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2004	408,530	$6.67	39,960	$7.61	938,100	$9.20
Granted	-	$-	-	$-	178,750	$17.83
Exercised	(193,755)	$6.67	(24,960)	$6.67	(136,300)	$9.16
Cancelled	(16,500)	$6.67	-	$-	(74,250)	$10.50
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-	$-	-	$-	451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-	$-	(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-	$-	-	$-	(59,900)	$14.98
Outstanding at December 31, 2006	44,750	$18.47	-	$-	637,358	$13.80

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Options outstanding as of December 31, 2006 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Options Exercisable at:
December 31, 2006	19,750	$6.67	-	$-	253,708	$13.80
December 31, 2007	25,000	$6.67	-	$-	123,548	$13.80
December 31, 2008	-	$-	-	$-	95,301	$13.80
December 31, 2009	-	$-	-	$-	83,899	$13.80
December 31, 2010	-	$-	-	$-	61,601	$13.80
Thereafter	-	$-	-	$-	19,301	$13.80

Total options exercisible	44,750		-		637,358

At December 31, 2006, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated, as not required to by the pronouncement.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the year ended September 30, 2006, are lower by approximately $539,000 and $336,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25. For the three months ended December 31, 2006, income from continuing operations before provision for income taxes and net income are lower by approximately $143,000 and $90,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.85 and $1.73, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $1.84 and $1.72, respectively.

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

	For the twelve months ended December 31,
	2005	2004
Net Income (loss) as reported	$12,115,530	$(10,857,775)
Compensation, net of tax effect	1,114,166	7,277,028
Pro forma net income (loss)	$11,001,364	$(18,134,803)
Net income (loss) per share
As reported - Basic	$1.95	$(1.86)
As reported - Diluted	$1.83	$(1.86)
Pro forma - Basic	$1.77	$(3.10)
Pro forma - Diluted	$1.66	$(3.10)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The weighted average fair value of options granted during 2006, 2005 and 2004 estimated on the date of grant using the Black-Scholes option-pricing model was $3.62 to $5.73; $2.81 to $10.75 and $6.13 to $18.26 respectively. The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2006	December 31, 2005	December 31, 2004
Dividend yield	2.10% to 3.70%	2.33% to 2.50%	2.24% to 3.19%
Expected volatility	42.37% to 44.30%	45.51% to 96.76%	96.76% to 103.20%
Risk-free interest rate	4.60% to 4.90%	3.34% to 4.36%	2.13% to 3.25%
Expected life (in years)	2.04 to 2.86	2.56 to 2.93	2.60 to 3.60

Summary information about the Company’s stock options outstanding at December 31, 2006

	Range of Exercise Price	Outstanding at December 31, 2006	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2006

1998 Plan	$6.67 - $27.79	44,750	2.54	$18.47	19,750
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	637,358	2.70	$13.80	253,708

(17) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2006, 2005 and 2004, we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

We made no acquisitions during 2006.

(19) COMPREHENSIVE INCOME (LOSS)

During December 2005 we reclassified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated upon our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program. Unrealized loss in connection with the reclassification totaled $0.26 million, net of a $0.16 income tax effect.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Reclassification adjustments related to the investment securities sold and previously included in comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004

Unrealized holdings net losses arising during the year	$(1,550,625)	$(2,464,716)	$(809,639)

Reclassification adjustment for (losses) included in net income	(2,464,716)	(809,639)	(520,893)
	914,091	(1,655,077)	(288,746)

Tax effect	(343,972)	622,806	108,655
Net unrealized gain (loss) on investment securities	$570,119	$(1,032,271)	$(180,091)

(20) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2006.

(21) 21ST CENTURY HOLDING COMPANY

21st Century Holding Company (the Parent Company only) has no long term obligations, guarantees or material contingencies as of December 31, 2006.

The following summarizes the major categories of the parent company's financial statements:

Condensed Balance Sheets
	Years Ended December 31,
	2006	2005

ASSETS
Cash and short term investments	$6,337,552	$535,056
Investments and advances to subsidiaries	58,611,395	54,609,435
Deferred income taxes (payable) receivable	787,411	(3,019,742)
Property, plant and equipment, net	550,233	3,276,881
Loan costs, net of amortization	61,572	310,832
Other assets	13,363,633	11,975,628
Total assets	$79,711,796	$67,688,090

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$4,166,666	$10,208,333
Income taxes payable	8,670,102	9,626,624
Dividends payable	1,444,316	748,841
Other liabilities	2,679,672	420,643
Total liabilities	16,960,756	21,004,441

Shareholders' equity:
Common stock	86,504	75,288
Additional paid-in capital	45,630,368	31,844,507
Accumulated other comprehensive income	2,422,380	927,473
Retained earnings	14,611,788	13,836,381
Total shareholders' equity	62,751,040	46,683,649
Total liabilities and shareholders' equity	$79,711,796	$67,688,090

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Condensed Statements of Operations
	Years Ended December 31,
	2006	2005	2004
Revenue:
Management fees from subsidiaries	$1,692,500	$1,655,540	$1,992,000
Equity in income (loss) of subsidiaries	22,402,736	18,275,913	(16,433,198)
Net investment income	261,740	40,877	21,480
Other income	1,326,479	273,847	95,520
Total revenue (deficit)	25,683,455	20,246,177	(14,324,198)

Expenses:
Advertising	18,545	53,082	519,245
Salaries and wages	1,749,272	1,255,310	716,229
Legal fees	153,792	191,320	232,971
Interest expense and amortization of loan costs	647,698	1,322,666	909,162
Other expenses	1,821,487	23,047	1,020,257
Total expenses	4,390,794	2,845,425	3,397,864

Income (loss) before (provision) benefit for income tax expense	21,292,661	17,400,752	(17,722,062)
(Provision) benefit for income tax	(7,396,394)	(5,285,222)	6,864,287
Net income (loss)	$13,896,267	$12,115,530	$(10,857,775)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Condensed Statements of Cash Flow
	Years Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income (loss)	$13,896,267	$12,115,530	$(10,857,775)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (loss) income of subsidiaries	(22,402,736)	(11,488,883)	32,632,932
Depreciation and amortization of property plant and equipment, net	71,320	193,530	94,257
Common Stock issued for interest on Notes	128,125	315,625	356,250
Deferred income tax expense (benefit)	3,807,153	10,937,127	(7,093,214)
Income tax (payable) recoverable	(956,522)	952,098	9,440,160
Dividends payable	(695,475)	(306,659)	19,293
Non-cash compensation	538,775	-	-
Changes in operating assets and liabilities:
Property, plant and equipment	2,797,968	-	-
Deferred gain on sale of assets	(2,366,101)	-	-
Other assets	1,388,004	5,852,586	(5,864,765)
Other liabilities	(2,259,029)	(6,698,263)	6,209,735
Net cash (used in) provided by operating activities	(6,052,251)	11,872,691	24,936,873

Cash flow provided by (used in) investing activities:
Proceeds from property, plant and equipment	5,607,266	(2,832,770)	31,979
Purcahses of investment securities available for sale	(4,001,960)	-	-
Increased capital of subsidiaries	-	(6,787,030)	(16,199,733)
Cash flow provided by (used in) investing activities:	1,605,306	(9,619,800)	(16,167,754)

Net cash provided by (used in) financing activities:
Dividends paid	(4,289,683)	(2,339,335)	(1,901,693)
Payments against (proceeds from) subordinated debt	(4,375,000)	(5,000,001)	12,500,000
Exercised warrants, net	10,669,372	2,259,647	-
Stock options exercised	2,599,558	2,819,485	2,800,553
Tax benefit related to non-cash compensation	1,647,751	-	-
Acquisition of common stock	(1,993,935)	(1,779,645)	(11,871)
Advances from (to) subsidiaries	5,991,378	(3,319,896)	(17,061,958)
Net cash (used in) provided by financing activities:	10,249,441	(7,359,745)	(3,674,969)

Net increase (decrease) in cash and short term investments	5,802,496	(5,106,854)	5,094,150
Cash and short term investments at beginning of year	535,056	5,641,910	547,760
Cash and short term investments at end of year	$6,337,552	$535,056	$5,641,910

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

On September 30, 2004, we completed a private placement of the September 2004 Notes. These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 the 2004 Warrants, the terms of which are similar to our July 2003 Notes and 2003 Warrants, except as described below. We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

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

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitle the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and will be exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance. Of the 1,019,000 warrants issued in connection with the September 2004 notes, 751,699 have been exercised to date.

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

Quarterly payment due date	2006	2005	2004
January 31,	-	55,537	54,014
April 30,	38,420	-	53,729
July 31,	-	-	49,965
October 31,	n/a	-	69,200
Total common stock issued	38,420	55,537	226,908

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, the quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2006	2005
January 31,	-	103,870
April 30,	68,696	-
July 31,	-	-
October 31,	-	-
Total common stock issued	68,696	103,870

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.1 million per payment, are due quarterly with the last installment due on September 30, 2007.

(23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE	Loss and LAE	Amortization of deferred policy acquisition	Paid losses and LAE	Net premiums
	- Current Year	- Prior year	expenses	expenses	written

2006	$35,105,812	$9,294,096	$17,395,177	$17,420,147	$85,144,982

2005	$42,241,587	$6,094,843	$14,561,110	$25,749,109	$88,026,482

2004	$76,423,059	$(1,430,278)	$8,422,808	$52,645,741	$85,176,108

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned	Net investment income

Consolidated Property and Casualty Subsidiaries

2006	$11,153,168	$39,615,478	$-	$77,829,099	$89,348,254	$5,932,683

2005	$9,183,654	$154,038,543	$-	$61,839,051	$82,963,496	$3,841,154

2004	$6,957,168	$46,570,679	$-	$50,152,711	$66,241,344	$3,171,620

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
December 31, 2006

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

(25) SUBSEQUENT EVENTS

None

21st Century Holding Company and Subsidiaries

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because of the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with management’s assessment of the Company’s internal control over financial reporting, the Company identified two control deficiencies as of December 31, 2006 relating to (i) the recognition and accounting of unrecorded premium transactions and (ii) income tax issue relating to computing our income tax liability where we failed to consider a prior year tax refund applied to the current year. These control deficiencies existed in varying degrees and resulted in adjustments to the annual consolidated financial statements. Accordingly, management determined that this control deficiency constituted a material weakness and as a consequence our internal control over financial reporting was ineffective as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by DeMeo Young & McGrath, CPA, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Their attestation report on management's assessment of the Company's internal control over financial reporting is shown on page 65.

Remediation of Material Weakness

Remedial action plans in connection with these internal control deficiencies are in varying stages of completion.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information set forth under the caption “Senior Management” in Part I hereof, information required by this Item is incorporated by reference from 21st Century’s definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

21st Century Holding Company and Subsidiaries

 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

21st Century Holding Company and Subsidiaries

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a) The following documents are filed as part of this report:

(1)  Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.

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

4.2
Revised Representative's Warrant Agreement including form of Representative's Warrant (incorporated by reference to Exhibit 4.2 in Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 7, 1998).

4.3
Amendment dated October 1, 2003 to Warrant Agreement (incorporated by reference to Exhibit 4.3 in Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 21, 2003 [File No. 333-105221]).

4.4
Form of 6% Senior Subordinated Note due July 31, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003)

4.5
Form of Redeemable Warrant dated July 31, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on August 14, 2003).

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

10.2	Form of 2002 Stock Option Plan Acknowledgment +

10.3	The Company’s 1998 Stock Option Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000).+

21st Century Holding Company and Subsidiaries

10.4	Form of 1998 Stock Option Plan Acknowledgment. +

10.5	2001 Franchise Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders filed with the SEC on April 30, 2001).

10.6	Form of 2001 Franchise Stock Option Plan Agreement +

10.7
Employment Agreement dated September 1, 1998 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]) +

10.8
First Modification Agreement, dated as of December 7, 2004 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated December 7, 2004).+

10.9
Employment Agreement dated September 1, 1998 between the Company and Michele V. Lawson (incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).+

10.10
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).+

10.11
Employment Agreement dated as of June 8, 2004 between the Company and James Gordon Jennings III (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 16, 2004). +

10.12
Non-Compete Agreement dated December 19, 2005 between the Company and J. Gordon Jennings, III (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2005).+

10.13
Annual Review Agreement dated December 19, 2005 between the Company and J. Gordon Jennings, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2005).+

10.14
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.15
Annual Review Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.16
Indemnification Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.17
Reimbursement Contract dated August 8, 2005, effective as of June 1, 2005 by and between Federated National Insurance Company, Inc. and the Florida Hurricane Catastrophe Fund (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005).

10.18
Excess Catastrophe Reinsurance Contract dated August 30, 2005 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005).

10.19
Reinstatement Premium Protection Reinsurance Contract dated August 30, 2005 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as filed with the SEC on November 14, 2005).

21st Century Holding Company and Subsidiaries

10.20
American Vehicle Insurance Company 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company for a portion of its business and a portion of the business assumed by it from its affiliated member companies executed on April 15, 2006 and became effective April 15, 2006 (incorporated by reference to Exhibit 10.37 in the Company’s current report Form 8-K filed with the SEC on April 19, 2006).

10.21
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.38 in the Company’s current report on Form 8-K filed with the SEC on June 2, 2006).

10.22
Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.39 in the Company’s current report on Form 8-K filed with the SEC on June 2, 2006).

10.23
Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2006 (incorporated by reference to Exhibit 10.40 in the Company’s current report on Form 8-K filed with the SEC on June 2, 2006).

10.24
Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and American Vehicle Insurance Company, effective July 1, 2006 (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

10.25
Industry Loss Warranty Catastrophe Excess of Loss Reinsurance Agreements between Federated National Insurance Company and Liberty Mutual Insurance Company for Ultimate Net Loss for $15 million, $10 million and $2.5 million, respectively, effective as of July 1, 2006 (incorporated by reference to Exhibit 10.2, 10.3 and 10.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

10.26
Multi-Year Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and Allianz Risk Transfer (Bermuda) Limited, effective July 1, 2006 (incorporated by reference to Exhibit 10.5 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

10.27
Multi-Year Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and Catlin Insurance Company, Ltd., effective July 1, 2006 (incorporated by reference to Exhibit 10.6 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

10.28
Reinstatement Premium Protection Reinsurance Contract between Federated National Insurance Company and National Liability and Fire Insurance Company, effective July 1, 2006 (incorporated by reference to Exhibit 10.7 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

10.29
Supplemental Excess Catastrophe Reinsurance Contract between Federated National Insurance Company and National Liability and Fire Insurance Company, effective July 1, 2006 (incorporated by reference to Exhibit 10.8 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 in the Company's Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2005 filed with the SEC on March 30, 2006).

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

21st Century Holding Company and Subsidiaries

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

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

Dated: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward J. Lawson	Chief Executive Officer
(Edward J. Lawson	Principal Executive Officer)
	Chairman of the Board and President	March 16, 2007

/s/ James G. Jennings III	Chief Financial Officer (Principal
James G. Jennings III	Financial and Accounting Officer)	March 16, 2007

/s/ Michael H. Braun	Director	March 16, 2007
Michal H. Braun

/s/ Carl Dorf	Director	March 16, 2007
Carl Dorf

/s/ Bruce Simberg	Director	March 16, 2007
Bruce Simberg

/s/ Charles B. Hart, Jr.	Director	March 16, 2007
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 16, 2007
Richard W. Wilcox, Jr.

/s/ Peter Prygelski	Director	March 16, 2007
Peter Prygelski