Form 10-Q
period 2007-03-31
21ST CENTURY HOLDING CO
filed 2007-05-10
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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

Common Stock, $.01 par value - 8,023,644 outstanding as of May 10, 2007

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21ST CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	Period Ending
	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$113,766	$98,525
Fixed maturities, held to maturity, at amoritized cost	20,379	19,667
Equity securities, available for sale, at fair value	7,749	6,641

Total investments	141,895	124,834

Cash and short term investments	4,149	17,917
Finance contracts, net of allowance for credit losses of $109 in 2007 and $116 in
2006, and net of unearned finance charges of $92 in 2007 and $90 in 2006	1,687	1,831
Prepaid reinsurance premiums	21,955	38,927
Premiums receivable, net of allowance for credit losses of $154 and $66, respectively	6,298	7,222
Reinsurance recoverable, net	12,690	-
Deferred policy acquisition costs	11,953	11,153
Deferred income taxes, net	5,185	3,610
Income taxes receivable	6,209	787
Property, plant and equipment, net	1,220	1,296
Other assets	4,375	4,556

Total assets	$217,616	$212,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$48,181	$39,615
Unearned premiums	87,669	77,829
Due to reinsurers, net	-	4,237
Premiums deposits and customer credit balances	3,840	3,793
Revolving credit outstanding	10	10
Bank overdraft	694	8,107
Subordinated debt	3,125	4,167
Deferred gain from sale of property	2,352	2,467
Accounts payable and accrued expenses	5,072	5,715

Total liabilities	150,943	145,940

Commitments and Contingencies

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding 7,959,330 and 7,896,919, respectively	80	79
Additional paid-in capital	48,253	47,070
Accumulated other comprehensive income (deficit)	(1,093)	(967)
Retained earnings	19,434	20,011
Total shareholders' equity	66,673	66,193
Total liabilities and shareholders' equity	$217,616	$212,134

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$49,191	$35,609
Gross premiums ceded	(6)	-

Net premiums written	49,185	35,609

(Decrease) in prepaid reinsurance premiums	(16,972)	(8,672)
(Increase) in unearned premiums	(9,840)	(5,130)

Net change in prepaid reinsurance premiums and unearned premiums	(26,812)	(13,802)

Net premiums earned	22,373	21,807
Finance revenue	187	636
Managing general agent fees	618	658
Net investment income	1,569	1,196
Net realized investment (losses) gains	(128)	196
Other income	967	621

Total revenue	25,585	25,115

Expenses:
Loss and LAE	14,103	7,569
Operating and underwriting expenses	3,966	2,304
Salaries and wages	1,556	1,838
Interest expense	85	229
Policy acquisition costs, net of amortization	4,608	3,918

Total expenses	24,318	15,858

Income before provision for income tax expense	1,267	9,257
Provision for income tax expense	425	3,243

Net income	$843	$6,013

Basic net income per share	$0.11	$0.88

Fully diluted net income per share	$0.10	$0.83

Weighted average number of common shares outstanding	7,958,366	6,844,859

Weighted average number of common shares outstanding (assuming dilution)	8,187,310	7,238,311

Dividends paid per share	$0.18	$0.12

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$843	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment discount, net	(89)	(67)
Depreciation and amortization of property plant and equipment, net	79	91
Net realized investment (losses) gains	(128)	196
Gain on sale of assets	(115)	-
Common Stock issued for interest on Notes	63	-
Provision for credit losses, net	(19)	31
Provision for uncollectible premiums receivable	88	15
Non-cash compensation	1	98
Changes in operating assets and liabilities:
Premiums receivable	837	(2,794)
Prepaid reinsurance premiums	16,972	8,672
Reinsurance recoverable, net	(16,926)	84,801
Income taxes recoverable	(5,422)	-
Deferred income tax expense	(1,575)	(1,606)
Deferred gain on sale of assets	115	-
Policy acquisition costs, net of amortization	(800)	(644)
Premium finance contracts receivable	163	2,443
Other assets	66	2,258
Unpaid losses and LAE	8,566	(100,241)
Unearned premiums	9,840	5,130
Premium deposits and customer credit balances	47	390
Income taxes payable	-	1,192
Bank overdraft	(7,413)	18,476
Accounts payable and accrued expenses	(643)	(1,452)
Net cash provided by operating activities	4,547	23,002
Cash flow used in investing activities:
Proceeds from sale of investment securities available for sale	55,018	103,868
Purchases of investment securities available for sale	(71,987)	(111,407)
Purchases of property and equipment	(3)	(244)
Proceeds from sale of assets	-	2,663
Net cash used in investing activities	(16,972)	(5,120)
Cash flow (used in) provided by financing activities:
Subordinated debt	-	(1,667)
Exercised stock options	78	1,082
Dividends paid	(1,421)	(884)
Exercised warrants, net	-	5,964
Tax benefit related to non-cash compensation	-	59
Revolving credit outstanding	-	(139)
Net cash (used in) provided by financing activities	(1,342)	4,414
Net (decrease) increase in cash and short term investments	(13,767)	22,296
Cash and short term investments at beginning of period	17,917	6,071
Cash and short term investments at end of period	$4,149	$28,368

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(continued)	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1	$157
Non-cash investing and finance activities:
Accrued dividends payable	$1,433	$762
Retirement of subordinated debt by Common Stock issuance	$1,042	$-
Stock issued to pay interest on subordinated debt	$63	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1) Organization and Business

The accompanying unaudited consolidated financial statements of 21st Century Holding Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

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

During the three months ended March 31, 2007, 81.0%, 16.6% and 2.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2006, 64.9%, 23.1% and 12.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and loss adjustment expenses (“LAE”) and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates.

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

(B) Impact of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We will adopt FAS 159 on its effective date, January 1, 2008.  We do not expect the adoption of FAS 159 to have a material impact, if any, on our financial position or results of operations.

21st Century Holding Company
Notes to Consolidated Financial Statements

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

In December 2004, FASB revised SFAS No. 123, Share-Based Payments (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of the Accounting Principles Board (“APB”) No. 25 to stock compensation awards issued to employees. Rather, SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the requisite service period (usually the vesting period) during which an employee is required to provide services in exchange for the award. SFAS No. 123R also requires companies to measure the cost of employee services received in exchange for employee stock purchase plan awards. SFAS No. 123R was effective for 21st Century’s fiscal year beginning January 1, 2006 as subsequently extended by the SEC pursuant to its April 13, 2005 announcement.

We have determined that the pretax charge to earnings for the year ending 2007 will total approximately $4,000, of which approximately $800 was charged to income from continuing operations before provision for income taxes for the three months ended March 31, 2007. The effect on earnings per share for the three months ended March 31, 2007 for both undiluted and fully diluted was less than $0.01 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

(C) Stock Options

At March 31, 2007, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the three months ended March 31, 2007, 5,000 qualified stock options were issued with an average option price of $21.38 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

(D) Earnings per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Additionally, when applicable, we include in our computation of the weighted average number of common shares outstanding all common stock issued in connection with the repayment of our Subordinated note.

21st Century Holding Company
Notes to Consolidated Financial Statements
(E) Reclassifications

Certain amounts in 2006 financial statements have been reclassified to conform to the 2007 presentation

(3) Revolving Credit Outstanding

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. Outstanding borrowings under the Revolving Agreement as of March 31, 2007 and December 31, 2006 were unchanged at approximately $10,000.

The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 20.25% and 11.64% for the three months ended March 31, 2007 and 2006, respectively. Interest expense on this revolving credit line for the three months ended March 31, 2007 and 2006 totaled approximately $510 and $3,700, respectively.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association, the Florida Insurance Guarantee Association, Citizens Property Insurance Corporation (“Citizens”) and the Florida Hurricane Catastrophic Fund.

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. During 2006 we were assessed $3.9 million in connection with the association. For statutory accounting purposes these assessments are not charged to operations in contrast GAPP treatment to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“OIR”), we collected during the three months ended March 31, 2007 approximately $267,000. These surcharges are reflected in other income in our statement of operations.

21st Century Holding Company
Notes to Consolidated Financial Statements

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for reinsurance participation totaling $1.5 million.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment and has recouped approximately $0.2 million during the quarter ended March 31, 2007. As noted above, Federated National continues to subrogate this assessment to our reinsurers.

The OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, dated May 4, 2006, to all property and casualty, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated Florida Hurricane Catastrophic Fund (“FHCF”) assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF has exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, has issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FCHF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment will become effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

In addition to the assessments noted above, the OIR has also issued Information Memorandum OIR -07-02M, titled Information Regarding Emergency Assessment by Citizens Property Insurance Corporation, dated January 11, 2007, to all property and casualty insurers in the State of Florida placing them on notice that an order has been approved for an emergency assessment by Citizens for its High Risk Account. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

Both Federated National and American Vehicle participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a Joint Underwriting Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the three months ended March 31, 2007, Federated National and American Vehicle were not assessed by the JUA Plan based on their respective Cash Activity Reports. These assessments would be charged to operations as paid. Future assessments by this association are undeterminable at this time.

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 reserve established in conjunction with this process.

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a five year term. Our lease for this office space expires in December 2011.

21st Century Holding Company
Notes to Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2007	452,165
2008	612,934
2009	625,193
2010	637,697
2011	650,451
Total	$2,978,440

(5) Comprehensive Income

For the three months ended March 31, 2007 and 2006, comprehensive income consisted of the following:

	For the three months ended March 31,
	2007	2006
Net income	$842,805	$6,013,312
Change in net unrealized gains on investments available for sale	(263,989)	182,260
Comprehensive income, before tax	578,816	6,195,572
Income tax benefit (expense) related to items of other comprehensive
income	99,339	(68,585)
Comprehensive income	$678,155	$6,126,987

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

21st Century Holding Company
Notes to Consolidated Financial Statements

For the 2006-2007 hurricane season, we have assembled a range of reinsurance products designed to insure the Company for an aggregate of approximately $414.5 million for a minimum of two catastrophic events. The reinsurance treaties contain several complex features and through a series of fluid retentions, attachment points and limitations, additional coverage may be afforded Federated National for events beyond the first two catastrophic events. Our retention will vary depending on the severity and frequency of each catastrophic event. The reinsurance companies and their respective participation in this season's program are noted in the table as follows

		First Event Participation			Reinstated Premium Protection
Current AM		$20m in excess of	$40m in excess of	$72m in excess of $75m and FHCF	$20m in excess of	$40m in excess of
Best Rating	Reinsurer	$15m	$35m	participation	$15m	$35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.8%	6.6%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
	American Vehicle Insurance
NR4	Company (Affiliated)	25.0%			25.0%

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

21st Century Holding Company
Notes to Consolidated Financial Statements

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)
Charley (August 13)	2,572	$63.1	$53.1	$10.0
Frances (September 3)	3,809	53.4	43.3	10.1
Ivan (September 14)	1,062	26.5	-	26.5
Jeanne (September 25)	1,562	13.9	-	13.9

Total Loss Estimate	9,005	$156.9	$96.4	$60.5

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)
Dennis (July 10)	322	$2.8	$-	$2.8
Katrina (August 25)	2,110	14.5	11.5	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,650	175.2	172.2	3.0

Total Loss Estimate	14,101	$192.6	$183.7	$8.9

Effective March 28, 2006, American Vehicle entered into a 100% quota-share reinsurance treaty with Republic Underwriters Insurance Company (“Republic”). Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement will facilitate the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating. Our arrangement with Republic allows for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remit a 1% commission to the intermediary broker on the same net written premium. Under this agreement the Company assumed approximately $348,000 in premiums in connection with its operations in the State of Texas. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled at their request, effective June 30, 2007.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

Our automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer may realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of December 31, 2006 are estimated to be 66.6% and 77.4% for Federated National and American Vehicle, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

(8) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, directors, employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices which are either equal to or above the market value of the stock on the date of grant, typically vest over a four-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 47,750 and 44,750 shares, respectively.

In 2001, we implemented a franchisee stock option plan that provided for the granting of stock options to individuals purchasing Company owned agencies which were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices which were above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of March 31, 2007, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, and officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 621,858 and 637,358 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to March 31, 2007, is summarized below:

21st Century Holding Company
Notes to Consolidated Financial Statements

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of Shares	Option Exercise Price	Number of Shares	Option Exercise Price	Number of Shares	Option Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-	$-	-	$-	451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-	$-	(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	5,000	$21.38	-	$-	-	$-
Exercised	(2,000)	$6.67	-	$-	(6,100)	$10.62
Cancelled	-	$-	-	$-	(9,400)	$16.58
Outstanding at March 31, 2007	47,750	$19.27	-	$-	621,858	$13.79

Options outstanding as of March 31, 2007 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of Shares	Option Exercise Price	Number of Shares	Option Exercise Price	Number of Shares	Option Exercise Price
Options Exercisable at:
March 31, 2007	17,750	$6.67	-	$-	254,608	$10.62
December 31, 2007	25,000	$6.67	-	$-	118,648	$10.62
December 31, 2008	1,000	$6.67	-	$-	93,001	$10.62
December 31, 2009	1,000	$6.67	-	$-	81,599	$10.62
December 31, 2010	1,000	$6.67	-	$-	57,501	$10.62
December 31, 2011	1,000	$6.67	-	$-	16,501	$10.62
Thereafter	1,000	$6.67	-	$-	-	$10.62

Total options exercisible	47,750		-		621,858

At March 31, 2007, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2007, are lower by approximately $800 and $500, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

21st Century Holding Company
Notes to Consolidated Financial Statements

Basic and diluted earnings per share for the three month period ended March 31, 2007 would have been as reported at $0.11 and $0.10, respectively, if the Company had not adopted SFAS No. 123R.

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

The weighted average fair value for the 5,000 new options granted during the three months ended March 31, 2007, estimated on the date of grant using the Black-Scholes option-pricing model was $5.36 per option. There were no new options granted during the quarter ending March 31, 2006.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	March 31, 2007	March 31, 2006
Dividend yield	3.20%	2.80%
Expected volatility	42.87%	44.30%
Risk-free interest rate	4.85% to 4.86%	4.83%
Expected life (in years)	2.58	2.04 to 2.82

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

Summary information about the Company’s stock options outstanding at March 31, 2007:

	Range of	Outstanding at	Weighted Average Contractual	Weighted Average	Exercisable at
	Exercise Price	March 31, 2007	Periods in Years	Exercise Price	March 31, 2007
1998 Plan	$6.67 - $27.79	47,750	7.19	$19.27	17,750
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	621,858	3.38	$13.79	254,608

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

As indicated on the table below, we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2007	2006
January 31,	n/a	-
April 30,	n/a	38,420
July 31,	n/a	-
October 31,	n/a	n/a
Total common stock issued	-	38,420

As indicated on the table below, as of March 31, 2007, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

21st Century Holding Company
Notes to Consolidated Financial Statements

Quarterly payment due date	2007	2006
January 31,	54,211	-
April 30,	-	68,696
July 31,	-	-
October 31,	-	-
Total common stock issued	54,211	68,696

The Company retains the privilege of repaying these notes in cash or by the issuance of common stock.

Our regularly scheduled payment of principal and interest in connection with the September 2004 Notes due on April 30, 2007 was paid by the issuance of 63,114 shares of our Common Stock.

For the September 2004 Notes, the remaining quarterly principal and interest payments, totaling approximately $1.0 million per payment, are due quarterly with the last installment due on September 30, 2007.

(10) Discontinued Operations

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

Currently, both parties are in discussions relative to the comparison of actual results to the established performance criteria. We have been tentatively delayed in reaching an agreement as to certain provisions that are specific to the performance criteria. The delay is primarily due to scheduling conflicts among the parties. We did reflect during the year ended December 31, 2006 operations, in other income, a $0.4 million receivable.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and other estimates, assumptions and projections contained in this 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2007, 81.0%, 16.6% and 2.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2006, 64.9%, 23.1% and 12.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior. We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Royal Palm Insurance Company. We also compete with several Florida domestic property and casualty companies such as Universal Insurance Company and Coral Insurance Company. During calendar year 2006, the Florida OIR announced the take over of several of our major competitors due to the poor financial condition stemming from the effects of last year’s catastrophic hurricanes. We have experienced an increase in policy volume relative to our homeowners’ insurance products due to the narrowed competition.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and LAE and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the bases for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates.

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We will adopt FAS 159 on its effective date, January 1, 2008.  We do not expect the adoption of FAS 159 to have a material impact, if any, on our financial position or results of operations.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

Analysis of Financial Condition
As of March 31, 2007 as Compared to December 31, 2006

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments increased $17.1 million, or 13.7%, to $141.9 million as of March 31, 2007, as compared to $124.8 million as of December 31, 2006. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 85.6% of total investments as of March 31, 2007, as compared to 84.2% as of December 31, 2006.

We did not hold any non-traded investment securities during 2007 or 2006.

Below is a summary of net unrealized gains and (losses) at March 31, 2007 and December 31, 2006 by category.

	Unrealized Gains and (Losses)
	March 31, 2007	December 31, 2006

Fixed maturities:
U.S. government obligations and agency obligations	$(672,318)	$(688,190)
Obligations of states and political subdivisions	(133,889)	(145,505)
	(806,207)	(833,695)

Corporate securities:
Communications	6,740	6,842
Financial	(17,300)	(18,790)
Other	(71,548)	(73,983)
	(82,108)	(85,931)

Equity securities:
Common stocks	(926,299)	(631,000)

Total unrealized gains and (losses), net	$(1,814,614)	$(1,550,626)

During December 2005, we classified $19.7 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention to establish an irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized the irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic.

Pursuant to FASB 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principle and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels.

The investments held at March 31, 2007 and December 31, 2006 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Approximately two-thirds of the equity holdings are in income funds while the other third is invested in equities related to the mortgage investment industry and business service industry.

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

Cash and Cash Equivalents

Cash and cash equivalents, which include cash, certificates of deposits, and money market accounts decreased $13.8 million, or 76.8%, to $4.1 million as of March 31, 2007, as compared to $17.9 million as of December 31, 2006. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.1 million, or 7.9%, to $1.7 million as of March 31, 2007, as compared to $1.8 million as of December 31, 2006. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $17.0 million, or 43.6%, to $22.0 million as of March 31, 2007, as compared to $38.9 million as of December 31, 2006. The decrease is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.9 million, or 12.8%, to $6.3 million as of March 31, 2007, as compared to $7.2 million as of December 31, 2006.

Our homeowners’ insurance premiums receivable decreased $1.4 million, or 33.2%, to $2.8 million as of March 31, 2007, as compared to $4.2 million as of December 31, 2006. The decrease can be attributed to the seasonality of the purchasing patterns of our policy holders.

Our commercial general liability insurance premiums receivable increased $0.4 million, or 15.2%, to $3.1 million as of March 31, 2007, as compared to $2.7 million as of December 31, 2006.

Premiums receivable in connection with our automobile line of business increased $0.2 million, or 14.4%, to $1.3 million as of March 31, 2007, as compared to $1.2 million as of December 31, 2006.

Reinsurance Recoverable

Reinsurance recoverable increased to $12.7 million as of March 31, 2007, as compared to nothing as of December 31, 2006. The increase is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $0.8 million, or 7.2%, to $12.0 million as of March 31, 2007, as compared to $11.2 million as of December 31, 2006. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the increase to this asset.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Income Taxes, net

Deferred income taxes, net, increased $1.6 million, or 43.6%, to $5.2 million as of March 31, 2007, as compared to $3.6 million as of December 31, 2006. The increase is comprised primarily of $2.0 million related to discounted unearned premiums and $0.4 million in conjunction with other deferred tax assets, offset by $0.8 million associated with deferred policy acquisition costs.

Income Taxes Receivable

Income taxes receivable increased $5.4 million, or 688.6%, to $6.2 million as of March 31, 2007, as compared to $0.8 million as of December 31, 2006. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.1 million, or 5.8%, to $1.2 million as of March 31, 2007, as compared to $1.3 million as of December 31, 2006.

Other Assets

Other assets decreased $0.2 million, or 4.0%, to $4.4 million as of March 31, 2007, as compared to $4.6 million as of December 31, 2006. Major components of other assets are as follows:

	March 31, 2007	December 31, 2006
Accrued interest income	$1,052,474	$1,515,584
Notes receivable	921,963	1,027,958
Revenue sharing due from reinsurer	1,481,525	979,677
Unamortized loan costs	29,165	61,572
Compensating cash balances	9,911	9,911
Due from sale of discontinued operations, net	320,000	320,000
Prepaid expenses	454,710	531,008
Other	104,873	110,642
	$4,374,621	$4,556,352

Unpaid Losses and LAE

Unpaid losses and LAE increased $8.6 million, or 21.6%, to $48.2 million as of March 31, 2007, as compared to $39.6 million as of December 31, 2006. The increase in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	March 31, 2007	December 31, 2006
Homeowners'	$29,521,387	$21,788,126
Commercial General Liability	12,268,728	11,100,116
Automobile	6,391,140	6,727,236
	$48,181,255	$39,615,478

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as incurred but not yet reported (“IBNR”). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums increased $9.8 million, or 12.6%, to $87.7 million as of March 31, 2007, as compared to $77.8 million as of December 31, 2006. The increase was due to a $10.1 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned commercial general liability premiums, and a $0.1 million decrease in unearned automobile premiums. These changes reflect our continued emphasis in 2007 on property and commercial general liability insurance products.

Due to Reinsurers, net

Due to reinsurers, net decreased to nothing and converted to the asset reinsurance recoverable, net, as of March 31, 2007, as compared to $4.2 million as of December 31, 2006.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances remained unchanged at $3.8 million as of March 31, 2007, as compared to December 31, 2006. Premium deposits are monies received on policies not yet in force as of March 31, 2007.

Revolving Credit Outstanding

Revolving credit outstanding remained unchanged at nearly nothing as of March 31, 2007, as compared to December 31, 2006. The balance is due to our cash management efforts, our requested credit reduction, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft decreased $7.4 million, or 91.4%, to $0.7 as of March 31, 2007, as compared to $8.1 million as of December 31, 2006. The bank overdraft relates primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The decrease relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Subordinated Debt

Subordinated debt decreased $1.0 million, or 25.0%, to $3.1 million as of March 31, 2007, as compared to $4.2 million as of December 31, 2006. The decrease is in connection with the scheduled quarterly principal payments on the September 2004 Notes.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.1 million, or 4.7%, to $2.4 as of March 31, 2007, as compared to $2.5 as of December 31, 2006. In accordance with the provisions of FASB No. 13, we will amortize the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.6 million, or 11.3%, to $5.1 million as of March 31, 2007, as compared to $5.7 million as of December 31, 2006. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Gross Premiums Written

Gross premiums written increased $13.6 million, or 38.1%, to $49.2 million for the three months ended March 31, 2007, as compared to $35.6 million for the three months ended March 31, 2006. The following table denotes gross premiums written by major product line

	Three months ended March 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$39,863,621	81.0%	$23,102,526	64.9%
Commercial liability	8,150,098	16.6%	8,220,213	23.1%
Automobile	1,177,010	2.4%	4,286,334	12.0%
Gross written premiums	$49,190,729	100.0%	$35,609,073	100.0%

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three months ended March 31,
	2007		2006
	(Dollars in thousands)
	Amount	Percentage	Amount	Percentage
Florida	$5,624	69.0%	$6,567	79.9%
Georgia	297	3.6%	335	4.1%
Kentucky	1	0.0%	-	0.0%
Louisiana	1,202	14.8%	1,318	16.0%
South Carolina	44	0.5%	-	0.0%
Texas	967	11.9%	-	0.0%
Virginia	15	0.2%	-	0.0%
Gross written premiums	$8,150	100.0%	$8,220	100.0%

The Company’s sale of homeowners’ policies increased $16.8 million, or 72.6% to $39.9 million for the three months ended March 31, 2007, as compared to $23.1 million for the three months ended March 31, 2006. The increase is primarily due to the increased rates in effect on our homeowners’ policies, and to a lesser extent, a greater number of in-force policies.

The Company’s sale of auto insurance policies decreased by $3.1 million, or 72.5%, to $1.2 million for the three months ended March 31, 2007, as compared to $4.3 million for the three months ended March 31, 2006.

Gross Premiums Ceded

Gross premiums ceded remained unchanged at nearly nothing for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

(Decrease) in Prepaid Reinsurance Premiums

The (decrease) in prepaid reinsurance premiums was ($17.0) million for the three months ended March 31, 2007, as compared to ($8.7) million for the three months ended March 31, 2006. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($9.8) million for the three months ended March 31, 2007, as compared to ($5.1) million for the three months ended March 31, 2006. The change was due to a ($10.1) million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned commercial general liability premiums and a $.01 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business.

Net Premiums Earned

Net premiums earned increased $0.6 million, or 2.6%, to $22.4 million for the three months ended March 31, 2007, as compared to $21.8 million for the three months ended March 31, 2006. The following table denotes net premiums earned by product line.

	Three months ended March 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$12,810,858	57.27%	$11,285,520	51.75%
Commercial liability	8,265,715	36.94%	5,866,877	26.90%
Automobile	1,296,455	5.79%	4,655,043	21.35%

Net premiums earned	$22,373,028	100.00%	$21,807,440	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $2.4 million, or 40.9 % to $8.3 million for the three months ended March 31, 2007, as compared to $5.9 million for the three months ended March 31, 2006.

Finance Revenue

Finance revenue decreased $0.4 million, or 70.7%, to $0.2 million for the three months ended March 31, 2007, as compared to $0.6 million for the three months ended March 31, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased 6.0% to $0.6 million for the three months ended March 31, 2007, as compared to $0.7 million for the three months ended March 31, 2006.

Net Investment Income

Net investment income increased $0.4 million, or 31.1%, to $1.6 million for the three months ended March 31, 2007, as compared to $1.2 million for the three months ended March 31, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 4.7 % for the three months ended March 31, 2007 as compared to a yield of 4.6% for the three months ended March 31, 2006.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains decreased to ($0.1) million for the three months ended March 31, 2007, as compared to $0.2 for the three months ended March 31, 2006. The table below depicts (losses) gains by investment category.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Net Realized (Losses) Gains Three Months Ended Mar 31,
	2007	2006
Fixed maturities:
Obligations of states and political subdivisions	$(63)	75

Corporate securities:
Financial	-	(33,816)

Equity securities:
Common stocks	(128,069)	229,952

Total net realized (losses) gains	$(128,132)	$196,211

Other Income

Other income increased $0.3 million, or 55.7%, to $1.0 million for the three months ended March 31, 2007, as compared to $0.6 million for the three months ended March 31, 2006. Major components of other income for the three months ended March 31, 2007 included approximately $0.5 million of commissions in connection with the acquisition of our current reinsurance program, $0.3 million in connection with FIGA fees and $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property. Other sources included commissions in connection with the national flood insurance program, rental income and interest income.

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

Loss and LAE increased by $6.5 million, or 86.3%, to $14.1 million for the three months ended March 31, 2007, as compared to $7.6 million for the three months ended March 31, 2006. The increase is primarily in connection with a 95.7% increase to first quarter operations for reinsurance costs as compared to the same three months last year.  Our loss ratio for the three months ended March 31, 2007 as compared to March 31, 2006 increased by 28.3 points or 81.6%, from 63% to 35%, of which 17.3 points are in connection with the increased reinsurance costs and 11.0 points to an overall increase in anticipated ultimate losses.  Included in the above, we incurred a $1.0 million charge to operations for adverse development in connection with the 2004 hurricane season.

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

The table below reflects no charge to operations during the three months ended March 31, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	(3)	-	-	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	94	11.2	11.2	-

Total Loss Estimate	91	$11.2	$11.2	$-

The table below reflects a $1.0 million charge to operations during the three months ended March 31, 2007 from the four hurricanes that occurred in July, August and September 2004.

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)

Charley (August 13)	1	$-	$-	$-
Frances (September 3)	-	-	-	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	-	-	-	-

Total Loss Estimate	1	$1.0	$-	$1.0

In accordance with GAAP, our loss ratio is computed as loss and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three month period ended March 31, 2007 was 63.0% compared with 34.7% for the same period in 2006. The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2007	2006
Homeowners'	70.2%	25.6%
Commercial General Liability	32.1%	22.6%
Automobile	189.6%	72.0%
All lines	63.0%	34.7%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.7 million, or 72.1%, to $4.0 million for the three months ended March 31, 2007, as compared to $2.3 million for the three months ended March 31, 2006. The increase is primarily due to a charge to operations of $1.0 million in connection with the tentative and expected to be negotiated settlement of an expired agreement to service insureds for a third-party insurance company.  The terms of this agreement call for our company to adjust claims associated with policies of the third-party insurance company written between January 1, 2000 and December 31, 2001. The change is also due to a $0.5 million increase in premium tax expense which is directly correlated to an increase in written premium and a $0.1 million increase in rent due to the 2006 sale and lease-back of our building.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 15.3%, to $1.6 million for the three months ended March 31, 2007, as compared to $1.8 million for the three months ended March 31, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, salaries and wages for the three months ended March 31, 2006 increased $157,000, representing approximately 54.7% of the first quarter’s overall change.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $0.1 million, or 62.9%, to $0.1 million for the three months ended March 31, 2007, as compared to $0.2 million for the three months ended March 31, 2006. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.7 million, or 17.6%, to $4.6 million for the three months ended March 31, 2007, as compared to $3.9 million for the three months ended March 31, 2006. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense decreased $2.8 million, or 86.9%, to $0.4 million for the three months ended March 31, 2007, as compared to $3.2 million for the three months ended March 31, 2006. The effective rate for income tax expense was 33.5% for the three months ended March 31, 2007, as compared to 35.0% the same three month period in 2006.

Net Income

As a result of the foregoing, the Company’s net income for the three months ended March 31, 2007 was $0.8 million compared to net income of $6.0 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

For the three months ended March 31, 2007, our primary sources of capital were revenues generated from operations, including decreased prepaid reinsurance premiums, increased unearned premiums, an increase in unpaid losses and LAE and decreased premiums receivable. Operational sources of capital also included decreased finance contracts receivable, a decrease in deferred gain on sale of assets, an increase in the provision for uncollectible premiums receivable, depreciation and amortization, decreased other assets and common stock issued for interest on notes, Also contributing to our liquidity were proceeds from the sale of investment securities and exercised employee stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the three months ended March 31, 2007, operations provided net operating cash flow of $4.5 million, as compared to $23.0 million for the three months ended March 31, 2006.

For the three months ended March 31, 2007, operations generated $37.7 million of gross cash flow, due to a $17.0 million decrease in prepaid reinsurance premiums, a $9.8 million increase in unearned premiums, an $8.6 million increase in unpaid losses and LAE, and a $0.8 million decrease in premiums receivable. To a much less significant extent, operations generated additional sources of cash via a $0.2 million decrease in finance contracts receivable, a $0.1 million decrease in deferred gain on sale of assets, a $0.1 million increase in the provision for uncollectible premiums receivable, $0.1 million in depreciation and amortization, a $0.1 million decrease in other assets, $0.1 million in common stock issued for interest on notes and less than a $0.1 million increase in premium deposits and customer credit balances and non-cash compensation.

For the three months ended March 31, 2007, operations used $33.1 million of gross cash flow primarily due to a $17.0 million increase in reinsurance recoverable, net, a $7.4 million decrease in bank overdrafts, a $5.4 million increase in income taxes recoverable, a $1.6 million increase in deferred income tax expense, a $0.8 million increase in policy acquisition costs, net of amortization, a $0.6 million decrease in accounts payable and accrued expenses, $0.1 million in net realized investment losses, $0.1 million in gain on sale of assets, $0.1 million in amortization of investment discount, net and less than a $0.1 million increase in the provision for credit losses, net.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2007, net investing activities used $17.0 million, as compared to $5.1 million for the three months ended March 31, 2006. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the three months ended March 31, 2007, investing activities generated $55.0 million and used $72.0 million from the maturity several times over of our very short municipal portfolio.

For the three months ended March 31, 2007, net financing activities used $1.3 million, as compared to providing $4.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the sources of cash in connection with financing activities included $0.1 million from the exercise of stock options. The uses of cash in connection with financing activities included $1.4 million in dividends paid.

Federated Premium’s operations are partially funded by the revolving loan agreement with FlatIron. The effective interest rate on this line of credit, based on our average outstanding borrowings under the revolving loan agreement, was 20.25% and 11.64% for the three months ended March 31, 2007 and 2006, respectively. Interest expense on this revolving credit line totaled approximately $500 and $3,700 for the three months ended March 31, 2007 and 2006, respectively.

Outstanding borrowings under the revolving loan agreement were approximately $10,000 as of both March 31, 2007 and December 31, 2006.

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

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Information related to quantitative and qualitative disclosures about market risk was included under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2006. No material changes have occurred in market risk since this information was disclosed except as discussed below.

Our investment portfolio is available for sale and is carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses that are deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2007 follows:
	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$90,606,458	63.06%	$89,934,140	63.38%	$(672,318)
U.S. government obligations and agencies held to maturity	19,378,016	13.48%	19,390,835	13.67%	12,819
Obligations of states and political subdivisions available for sale	21,388,528	14.88%	21,254,640	14.98%	(133,888)
Obligations of states and political subdivisions held to maturity	501,425	0.35%	494,864	0.35%	(6,561)
	131,874,427	91.77%	131,074,479	92.38%	(799,948)
Corporate securities:
Communications available for sale	509,270	0.36%	516,010	0.36%	6,740
Financial available for sale	500,000	0.35%	482,700	0.34%	(17,300)
Other available for sale	1,650,000	1.15%	1,578,452	1.11%	(71,548)
Other held to maturity	500,000	0.35%	493,740	0.35%	(6,260)
	3,159,270	2.21%	3,070,902	2.16%	(88,368)
Equity securities:
Common stocks available for sale	8,675,639	6.02%	7,749,341	5.46%	(926,298)

Total fixed, corporate and equity securities	$143,709,336	100.00%	$141,894,722	100.00%	$(1,814,614)

For our held to maturity portfolio as of March 31, 2007, the unrealized loss on our U.S. government obligations and agencies was approximately $685,700 and the unrealized loss on our obligations of states and political subdivisions was approximately $149,378.

As of March 31, 2007, there were no concentrations greater than 5% of total investments in any single investment other than United States government obligations and obligations of states and political subdivisions.

Item 4

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2007. Due to the fact that the material weaknesses in our internal control over financial reporting as reported in our Form 10-K for the fiscal year ended December 31, 2006 have not been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007. In our Form 10-K for the fiscal year ended December 31, 2006, we identified two material weaknesses in our internal control over financial reporting with respect to (i) the recognition and accounting of unrecorded premium transactions and (ii) an income tax issue relating to computing our income tax liability where we failed to consider a prior year tax refund applied to our fiscal year ended December 31, 2006.

21st Century Holding Company

We continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and controls over the timely recognition of unreported premium transactions and tax accounting in fiscal 2007, and such remediation will continue during the remaining part of fiscal 2007. Accordingly, these material weaknesses are not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period and have been tested, and management has concluded that they are operating effectively.

To compensate for these material weaknesses, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except for our ongoing remediation efforts, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 1A

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The most significant of these risks include weather related conditions.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, certain non-executive employees exercised options to acquire an aggregate of 8,200 shares of the Company's common stock with proceeds to the Company aggregating to approximately $0.1 million. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends. During January and February 2007, we issued an aggregate of 5,000 options to two employees under our 1998 stock option plan. The options have an exercise price of $21.38 per share, vest over five years at 20% per year and expire six years from the grant date.

(b) None

(c) None

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
Edward J. Lawson, President, Chief Executive Officer and Chairman of the Board

/s/ James G. Jennings, III
James G. Jennings III, Chief Financial Officer

Date: May 10, 2007

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith

39