Form 10-Q
period 2007-06-30
21ST CENTURY HOLDING CO
filed 2007-08-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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

Common Stock, $.01 par value - 8,023,944 outstanding as of August 08, 2007

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	Period Ending
	June 30, 2007	December 31, 2006
ASSETS	(Dollars in Thousands)
Investments
Fixed maturities, available for sale, at fair value	$131,441	$98,525
Fixed maturities, held to maturity, at amoritized cost	20,373	19,667
Equity securities, available for sale, at fair value	4,250	6,641

Total investments	156,064	124,834

Cash and short term investments	7,680	17,917
Receivable for investments sold	5,000	-
Finance contracts, net of allowance for credit losses of $97 in 2007 and $116 in
2006, and net of unearned finance charges of $76 in 2007 and $90 in 2006	1,484	1,831
Prepaid reinsurance premiums	21,366	38,927
Premiums receivable, net of allowance for credit losses of $464 and $66, respectively	7,047	7,222
Reinsurance recoverable, net	3,047	-
Deferred policy acquisition costs	12,470	11,153
Deferred income taxes, net	6,128	3,610
Income taxes receivable	1,104	787
Property, plant and equipment, net	1,171	1,296
Other assets	10,710	4,556

Total assets	$233,271	$212,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$45,206	$39,615
Unearned premiums	90,668	77,829
Due to reinsurers, net	-	4,237
Premiums deposits and customer credit balances	4,169	3,793
Revolving credit outstanding	10	10
Bank overdraft	10,573	8,107
Subordinated debt	2,083	4,167
Deferred gain from sale of property	2,233	2,467
Accounts payable and accrued expenses	3,397	5,715

Total liabilities	158,340	145,940

Commitments and Contingencies

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding
7,885,383 and 7,896,919, respectively	79	79
Additional paid-in capital	48,036	47,070
Accumulated other comprehensive income (deficit)	(1,640)	(967)
Retained earnings	28,456	20,011
Total shareholders' equity	74,931	66,193
Total liabilities and shareholders' equity	$233,271	$212,134

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$44,462	$50,753	$93,652	$86,362
Gross premiums ceded	(15,803)	(3,372)	(15,809)	(3,372)

Net premiums written	28,658	47,381	77,843	82,990

(Decrease) in prepaid reinsurance premiums	(846)	(593)	(17,818)	(9,265)
(Increase) in unearned premiums	(2,999)	(18,047)	(12,839)	(23,177)

Net change in prepaid reinsurance premiums and unearned premiums	(3,845)	(18,640)	(30,657)	(32,442)

Net premiums earned	24,814	28,741	47,187	50,548
Commission income	6,491	132	6,491	159
Finance revenue	160	496	347	1,132
Managing general agent fees	804	723	1,422	1,381
Net investment income	2,131	1,612	3,700	2,808
Net realized investment gains (losses)	80	283	(48)	480
Other income	13	355	979	949

Total revenue	34,493	32,342	60,078	57,457

Expenses:
Loss and LAE	9,658	9,343	23,760	16,912
Operating and underwriting expenses	3,100	2,308	7,065	4,613
Salaries and wages	1,734	1,773	3,290	3,610
Interest expense	60	181	145	410
Policy acquisition costs, net of amortization	4,909	4,127	9,517	8,045

Total expenses	19,460	17,732	43,777	33,590

Income before provision for income tax expense	15,033	14,610	16,300	23,866
Provision for income tax expense	4,555	5,705	4,979	8,949

Net income	$10,478	$8,905	$11,321	$14,918

Basic net income per share	$1.32	$1.20	$1.42	$2.02

Fully diluted net income per share	$1.31	$1.19	$1.40	$1.89

Weighted average number of common shares outstanding	7,930,964	7,427,765	7,944,933	7,370,592

Weighted average number of common shares outstanding (assuming dilution)	8,014,947	7,465,896	8,099,187	7,880,251

Dividends paid per share	$0.18	$0.12	$0.36	$0.24

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$11,321	$14,918
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment discount, net	(180)	(143)
Depreciation and amortization of property plant and equipment, net	155	170
Net realized investment (losses) gains	(48)	480
Common Stock issued for interest on Notes	109	128
(Recovery) provision for credit losses, net	(6)	95
Provision (recovery)for uncollectible premiums receivable	397	(0)
Non-cash compensation	143	280
Changes in operating assets and liabilities:
Premiums receivable	(222)	(2,726)
Prepaid reinsurance premiums	17,561	9,265
Reinsurance recoverable, net	(7,284)	120,508
Income taxes recoverable	(316)	-
Deferred income tax expense	(2,518)	(2,292)
Policy acquisition costs, net of amortization	(1,317)	(2,761)
Premium finance contracts receivable	354	3,494
Other assets	(6,392)	1,890
Unpaid losses and LAE	5,591	(122,694)
Unearned premiums	12,839	23,177
Premium deposits and customer credit balances	376	1,258
Funds held under reinsurance treaties	-	24
Income taxes payable	-	4,698
Bank overdraft	2,466	(1,946)
Accounts payable and accrued expenses	(2,318)	1,487
Net cash provided by operating activities	30,711	49,312
Cash flow used in investing activities:
Proceeds from sale of investment securities available for sale	72,033	175,207
Purchases of investment securities available for sale	(108,708)	(226,456)
Purchases of property and equipment	(30)	(353)
Proceeds from sale of assets	-	2,663
Net cash used in investing activities	(36,705)	(48,939)
Cash flow (used in) provided by financing activities:
Subordinated debt	-	(1,667)
Exercised stock options	89	1,417
Dividends paid	(2,876)	(1,856)
Exercised warrants, net	-	6,061
Purchase of treasury stock	(1,518)	(2,001)
Tax benefit related to non-cash compensation	63	1,758
Revolving credit outstanding	0	(197)
Net cash (used in) provided by financing activities	(4,242)	3,515
Net (decrease) increase in cash and short term investments	(10,236)	3,888
Cash and short term investments at beginning of period	17,917	6,071
Cash and short term investments at end of period	$7,680	$9,959

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(continued)	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2	$160
Income taxes	$7,300	$4,650
Non-cash investing and finance activities:
Accrued dividends payable	$1,444	$972
Retirement of subordinated debt by common stock issuance	$2,083	$1,667
Stock issued to pay interest on subordinated debt	$109	$128

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)	Organization and Business

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama, Arkansas and Missouri are expected to begin this year. American Vehicle has applications pending authorization as a surplus lines carrier in the states of California, Mississippi, Nevada and Maryland and an application pending submission as a surplus lines carrier to the state of Oklahoma.

During the six months ended June 30, 2007, 79.0%, 19.5% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2006, 75.2%, 19.1% and 5.7% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we intend on retaining other general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and loss adjustment expenses (“LAE”) and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates which are described in greater detail in Footnote 2 of the Company's audited financial statements for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC") on March 16, 2007.

The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards (“SFAS”), No. 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

(B) Impact of New Accounting Pronouncements

21st Century Holding Company
Notes to Consolidated Financial Statements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We will adopt SFAS No. 159 on its effective date, January 1, 2008.  We do not expect the adoption of SFAS No. 159 to have a material impact, if any, on our financial position or results of operations.

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

We have determined that the pretax charge to earnings for the year ending 2007 will total approximately $0.6 million, of which approximately $0.2 million was charged to income from continuing operations before provision for income taxes for the six months ended June 30, 2007. The effect on earnings per share for the six months ended June 30, 2007 for both undiluted and fully diluted was less than $0.02 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

(C) Stock Options

At June 30, 2007, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the six months ended June 30, 2007, we granted 30,000 qualified stock options to employees and 10,000 non-qualified stock options to a director with an average option price of $12.42 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

(E) Reclassifications

Certain amounts in 2006 financial statements have been reclassified to conform to the 2007 presentation.

(3) Revolving Credit Outstanding

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. Outstanding borrowings under the Revolving Agreement as of June 30, 2007 and December 31, 2006 were unchanged at approximately $10,000.

The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 20.22% and 14.4% for the three months ended June 30, 2007 and 2006, respectively. Interest expense on this revolving credit line for the three months ended June 30, 2007 and 2006 totaled approximately $500 and $3,400, respectively. Interest expense on this revolving credit line for the six months ended June 30, 2007 and 2006 totaled approximately $1,000 and $7,000, respectively.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association (“Florida JUA”), the Florida Insurance Guarantee Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”) and the Florida Hurricane Catastrophic Fund (“FHCF”).

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premiums by line of business compared to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. During 2006 we were assessed $3.9 million in connection with the FIGA. For statutory accounting purposes these assessments are not charged to operations, in contrast GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“OIR”), during the six months ended June 30, 2007 we collected approximately $681,000. These surcharges are reflected in other income in our statement of operations.

21st Century Holding Company
Notes to Consolidated Financial Statements

During its regularly scheduled meeting on August 17, 2005, the Board of Governors of Citizens determined a 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $2.0 million. During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that an additional $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for reinsurance participation totaling $1.5 million.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with these assessments and has recouped approximately $0.2 million during the six months ended June 30, 2007. As noted above, Federated National continues to subrogate this assessment to our reinsurers.

The OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, dated May 4, 2006, to all property and casualty, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF has exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, has issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FCHF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

Both Federated National and American Vehicle participate in an insurance apportionment plan under Section 627.351, Florida Statutes, which is referred to as a Joint Underwriting Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the six months ended June 30, 2007, Federated National and American Vehicle were not assessed by the JUA Plan based on their respective Cash Activity Reports. These assessments would be charged to operations as paid. Future assessments by this association are undeterminable at this time.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a five-year term. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2007	$301,443
2008	612,934
2009	625,193
2010	637,697
2011	650,451
Total	$2,827,718

On July 27, 2007 and August 7, 2007, two securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities between October 3, 2007 through May 3, 2007. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

While the Company believes that the allegations in the complaint are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

(5) Comprehensive Income

For the three and six months ended June 30, 2007 and 2006, comprehensive income consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$10,478,429	$8,904,559	$11,321,234	$14,917,871
Change in net unrealized gains on investments available for sale	(939,137)	(535,832)	(1,203,126)	(353,572)
Comprehensive income, before tax	9,539,292	8,368,727	10,118,108	14,564,299
Income tax benefit related to items of other comprehensive income	430,812	201,634	530,151	133,049
Comprehensive income	$9,970,104	$8,570,361	$10,648,259	$14,697,348

(6) Segment Information

21st Century Holding Company
Notes to Consolidated Financial Statements

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

A segment must be reported on if any one of the following exists:

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

(7) Reinsurance Agreements

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring or “ceding” all or a portion of its exposure on insurance underwritten by it to another insurer, known as a “reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Our reinsurance agreements are designed to coincide with the seasonality of Florida’s hurricane season.

For the 2007-2008 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $403.0 million of aggregate loss and LAE with a maximum single event coverage totaling approximately $320.0 million, with the Company retaining the first $5.0 million of loss and LAE. Additionally, we purchased, Reinstatement Premium Protection from the private sector, which would reimburse the Company 100% of the cost of reinstatement for a second event. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event. The cost to the Company for these reinsurance products for the 2007-2008 hurricane season, including the prepaid automatic premium reinstatement protection will be approximately $40 million. The reinsurance companies and their respective A. M. Best Rating are noted in the table as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

Reinsurer	A.M. Best Rating
UNITED STATES
Everest Reinsurance Company	A+
Folksamerica Reinsurance Company	A-
GMAC Re/Motors Insurance Corporation	A-
Munich Reinsurance America, Inc.	A
Odyssey America Reinsurance Corporation	A
QBE Reinsurance Corporation	A

BERMUDA
ACE Tempest Reinsurance Limited, Bermuda	A+
Amlin Bermuda Limited	A-
Ariel Reinsurance Company Limited, Bermuda	A-
DaVinci Reinsurance Ltd, Bermuda	A
Flagstone Reinsurance Limited	A-
Max Bermuda Limited	A-
New Castle Reinsurance Company Limited	A-
Renaissance Reinsurance Ltd, Bermuda	A

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A
Ascot Underwriting Syndicate No. 1414 (RTH)	A
G.S. Christensen and Others Syndicate No. 958 (GSC)	A
MAP Underwriting Syndicate No. 2791 (MAP)	A
Talbot Underwriting Syndicate No. 1183 (TAL)	A

EUROPE
Converium Limited, Switzerland	B++

For the 2006-2007 hurricane season, we assembled a range of reinsurance products designed to insure the Company for an aggregate of approximately $414.5 million for a minimum of two catastrophic events. The reinsurance treaties contained several complex features and through a series of fluid retentions, attachment points and limitations, additional coverage may have been afforded Federated National for events beyond the first two catastrophic events. Our retention would have varied depending on the severity and frequency of each catastrophic event. The reinsurance companies and their respective participation in the season's program are noted in the table as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

			First Event Participation		Reinstated Premium Protection
		$20m in		$72m in excess of	$20m in
AM		excess of	$40m in excess of	$75m and FHCF	excess of	$40m in excess of
Best Rating	Reinsurer	$15m	$35m	participation	$15m	$35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.8%	6.6%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
	American Vehicle Insurance
NR4	Company (Affiliated)	25.0%			25.0%

In the discussion that follows it should be noted that all amounts of reinsurance were based on management’s analysis of Federated National’s exposure levels to catastrophic risk. Our data was subjected to exposure level data analysis at various dates through December 31, 2006.

Our overall reinsurance structure was divided into four major layers of financial impact in connection with any single catastrophic event. The bottom layer was considered to be the first $15 million of losses. The next layer was considered to be greater than $15 million and less than $35 million. The next layer was considered to be greater than $35 million and less than $233.3 million. The fourth layer was considered losses greater than $233.3 million and less than 305.3 million.

For the first and second catastrophic events equal to or less than $15 million, the bottom layer, Federated National would have retained 100% of the first $4.3 million and the last $0.7 million of this bottom layer. The FHCF would have participated 100% for the $10 million in excess of Federated National’s first $4.3 million.

For the first and second catastrophic events with aggregate losses in excess of the first $15.0 million discussed above and less than $35 million, Federated National acquired 100% reinsurance protection with a single automatic premium reinstatement protection provision. The $20 million of coverage afforded in this layer was by way of a 42% traditional, single season, excess of loss (“Traditional”) treaties and 58% structured multi-year, excess of loss (“Structured”) treaties. As noted in the chart above, American Vehicle reinsured Federated National via a traditional treaty for 25% of this $20 million layer. Relative to the structured excess of loss reinsurance treaties, terms contained in these treaties afford capacity in this layer beyond the 2006 - 2007 season for two additional hurricane seasons. The structured treaties offered respective coverage for a single event in each of the three hurricane seasons and one additional respective coverage that could be applied as needed in any one of the three hurricane seasons. One of the structured treaties, representing 25% of this layer, contained a provision which prevented the Company from recovery if any single event resulted in damages that exceed $20 billion in the Unites States and its territories.

For the first and second catastrophic events where aggregate losses exceeded $35 million, but were less than $233.3 million, Federated National acquired 100% reinsurance protection through a combination of private market reinsurers and the FHCF program. The private market reinsurers afforded coverage to insure us for $40 million against covered losses in excess of $35 million. The FHCF afforded coverage to insure us for 90% of loss greater than $55.6 million and less than $231.5 million. The private treaties “wrapped around” the FHCF treaty afforded coverage, in aggregate, for losses in excess of $35 million but less than $233.3 million. The FHCF treaty was an aggregate “for the entire season” treaty while the private market treaties afforded respective per event coverage. As to reinstatement of coverage for the private market treaties, Federated National purchased a single automatic premium reinstatement protection provision that would have provided for an automatic reinstatement for 89% of the $40 million coverage. Federated National would have been responsible for the remaining premium reinstatement protection and the cost in connection with that reinstatement was estimated to be approximately $2.1 million. Federated National would also have been responsible for seasonal losses beyond what was afforded through this part of the FHCF coverage.

21st Century Holding Company
Notes to Consolidated Financial Statements

If an event had occurred where aggregate losses exceed $233.3 million, but were less than $305.3 million, Federated National had acquired traditional reinsurance treaties representing 65.3% of this layer without a provision for premium reinstatement protection. Premium reinstatement coverage would have been prorated as to amount and if the first event exhausted this coverage then Federated National would have been responsible for approximately $10.4 million for reinstatement protection. Additional coverage was afforded to Federated National via Industry Loss Warrants (“ILW”). The ILW policies provided for payments to Federated National based solely on industry wide losses to private and commercial property only in the State of Florida, not-withstanding losses incurred directly by Federated National. A payment to Federated National would only have been considered under the terms of these contracts, if insured wind damages incurred in the State of Florida had exceeded amounts varying between $25 billion and $20 billion excluding public property and certain other named exclusions.

The Company would have been responsible for single catastrophic events, with incurred losses in excess of approximately $305 million subject to the terms of the ILW’s above.

The estimated cost to the Company in connection with this reinsurance structure was approximately $65 million, which for the most part was payable in quarterly installments that began July 1, 2006 and were amortized through earned premium in accordance with the provisions and terms contained in the respective treaties.

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	2,572	$64.3	$54.3	$10.0
Frances (September 3)	3,809	53.4	43.3	10.1
Ivan (September 14)	1,062	26.5	-	26.5
Jeanne (September 25)	1,562	13.9	-	13.9

Total Loss Estimate	9,005	$158.1	$97.6	$60.5

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.8	$-	$2.8
Katrina (August 25)	2,112	14.6	11.6	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,696	174.5	171.5	3.0

Total Loss Estimate	14,149	$192.0	$183.1	$8.9

Effective March 28, 2006, American Vehicle entered into a 100% quota-share reinsurance treaty with Republic Underwriters Insurance Company (“Republic”). Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating. Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remit a 1% commission to the intermediary broker on the same net written premium. Under this agreement the Company assumed approximately $348,000 in premiums in connection with its operations in the State of Texas. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled at their request, effective June 30, 2007.

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

(8) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, directors, employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices that are either equal to or above the market value of the stock on the date of grant, typically vest over a four or five-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 82,750 and 44,750 shares, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2001, we implemented a franchisee stock option plan that provided for the granting of stock options to individuals purchasing Company owned agencies which were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices which were above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of June 30, 2007, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, and officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 619,658 and 637,358 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to June 30, 2007, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of Shares	Option	Number of Shares	Option	Number of Shares	Option
		Exercise Price		Exercise Price		Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-	$-	-	$-	451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-	$-	(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	40,000	$12.42	-	$-	-	$-
Exercised	(2,000)	$6.67	-	$-	(7,300)	$10.38
Cancelled	-	$-	-	$-	(10,400)	$16.52
Outstanding at June 30, 2007	82,750	$15.83	-	$-	619,658	$13.79

Options outstanding as of June 30, 2007 are exercisable as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of Shares	Option	Number of Shares	Option	Number of Shares	Option
Options Exercisable at:		Exercise Price		Exercise Price		Exercise Price
June 30, 2007	17,750	$15.83	-	$-	316,506	$13.79
December 31, 2007	25,000	$15.83	-	$-	56,200	$13.79
December 31, 2008	8,000	$15.83	-	$-	91,951	$13.79
December 31, 2009	8,000	$15.83	-	$-	81,299	$13.79
December 31, 2010	8,000	$15.83	-	$-	59,001	$13.79
December 31, 2011	8,000	$15.83	-	$-	14,701	$13.79
Thereafter	8,000	$15.83	-	$-	-	$13.79

Total options exercisible	82,750		-		619,658

At June 30, 2007, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before provision for income taxes and net income for the six months ended June 30, 2007, are lower by approximately $205,000 and $143,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the six-month period ended June 30, 2007 would have been $1.44 and $1.42, respectively, if the Company had not adopted SFAS No. 123R, as compared to reported basic and diluted earnings per share of $1.42 and $1.40, respectively.

Basic and diluted earnings per share for the three-month period ended June 30, 2007 would have been $1.34 and $1.33, respectively, if the Company had not adopted SFAS No. 123R, as compared to reported basic and diluted earnings per share of $1.32 and $1.31, respectively.

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

The weighted average fair value for the 40,000 new options granted during the three months ended June 30, 2007, estimated on the date of grant using the Black-Scholes option-pricing model was $2.92 per option. There were no new options granted during the quarter ending June 30, 2006.

The fair value of options granted is estimated on the date of grant using the following assumptions:

21st Century Holding Company
Notes to Consolidated Financial Statements

	June 30, 2007	June 30, 2006
Dividend yield	3.20% - 6.70%	2.80% - 3.70%
Expected volatility	42.87% - 54.77%	43.97% - 44.30%
Risk-free interest rate	4.79% to 4.86%	5.18%
Expected life (in years)	2.58	2.04 to 2.86

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

Summary information about the Company’s stock options outstanding at June 30, 2007:

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2007	Periods in Years	Exercise Price	June 30, 2007

1998 Plan	$6.67 - $27.79	82,750	4.78	$15.83	17,750
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	619,658	3.11	$13.79	316,506

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

For the quarterly payment due April 30, 2006 we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations 38,420 shares of our Common Stock for principal and interest.

As indicated on the table below, as of June 30, 2007, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2007	2006
January 31,	54,211	-
April 30,	63,114	68,696
July 31,	-	-
October 31,	-	-
Total common stock issued	117,325	68,696

The Company retains the privilege of repaying these notes in cash or by the issuance of common stock.

For the September 2004 Notes, the remaining quarterly principal and interest payments, totaling approximately $1.0 million per payment, are due quarterly with the last installment due on September 30, 2007.

(10) Subsequent Event

On July 27, 2007 and August 7, 2007, two securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities between October 3, 2007 through May 3, 2007. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

21st Century Holding Company
Notes to Consolidated Financial Statements

While the Company believes that the allegations in the complaint are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2007 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri and Arkansas as a surplus lines carrier and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina and Virginia are on-going. American Vehicle operations in Alabama, Arkansas and Missouri are expected to begin this year. American Vehicle has applications pending authorization as a surplus lines carrier in the states of California, Mississippi, Nevada and Maryland and an application pending submission as a surplus lines carrier to the state of Oklahoma.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2007, 79.0%, 19.5% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2006, 75.2%, 19.1% and 5.7% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. Assurance MGA is not licensed to do business elsewhere. As American Vehicle continues its expansion into other states we intend on retaining other general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies, many of whom are larger and have greater financial and other resources, have better ratings and offer more diversified insurance coverage. Our competitors include companies which market their products through agents, as well as companies which sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Additionally, during an emergency session in January 2007, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance products below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Royal Palm Insurance Company. We also compete with several Florida domestic property and casualty companies such as Universal Insurance Company and Coral Insurance Company. During calendar year 2006, the Florida OIR announced the take over of several of our major competitors due to the poor financial condition stemming from the effects of the 2005 catastrophic hurricanes.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and LAE and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates which are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007.

Except as described below, we believe that during the first six months of fiscal 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit committee of our Board of Directors.

The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid loss and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We will adopt SFAS 159 on its effective date, January 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact, if any, on our financial position or results of operations.

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

Analysis of Financial Condition
As of June 30, 2007 as Compared to December 31, 2006

Total Investments

SFAS No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS 115 requires that these securities be classified into one of three categories, (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments increased $31.2 million, or 25.0%, to $156.1 million as of June 30, 2007, as compared to $124.8 million as of December 31, 2006. The increase is primarily a result of our investment of the proceeds from an increase in written insurance premiums.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 86.9% of total investments as of June 30, 2007, as compared to 84.2% as of December 31, 2006.

We did not hold any non-traded investment securities during 2007 or 2006.

Below is a summary of net unrealized gains and (losses) at June 30, 2007 and December 31, 2006 by category.

	Unrealized (Losses) and Gains
	June 30, 2007	December 31, 2006

Fixed maturities:
U.S. government obligations and agency obligations	$(930,538)	$(688,190)
Obligations of states and political subdivisions	(184,715)	(145,505)
	(1,115,253)	(833,695)

Corporate securities:
Communications	4,142	6,842
Financial	(15,735)	(18,790)
Other	(176,561)	(73,983)
	(188,154)	(85,931)

Equity securities:
Common stocks	(1,450,345)	(631,000)
Total unrealized (losses) and gains, net	$(2,753,752)	$(1,550,626)

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

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The investments held at June 30, 2007 and December 31, 2006 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Approximately two-thirds of the equity holdings are in income funds while the other third is invested in equities related to the mortgage investment industry and business service industry.

All of our securities are in good standing and are not impaired as defined by FASB 115. We have determined that none of our securities qualify for other than temporary impairment or permanent impairment status. Our rational for this determination includes, but is not limited, to Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value.

Cash and Short Term Investments

Cash and short term investments, which include cash, certificates of deposits, and money market accounts decreased $10.2 million, or 57.1%, to $7.7 million as of June 30, 2007, as compared to $17.9 million as of December 31, 2006. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Receivable for Investments Sold

Receivable for investments sold increased to $5.0 million as of June 30, 2007, as compared to nothing as of December 31, 2006. The increase is a result of investment trading activity that occurred in late June and did not settle until early July 2007.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.3 million, or 19.0%, to $1.5 million as of June 30, 2007, as compared to $1.8 million as of December 31, 2006. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $17.6 million, or 45.1%, to $21.4 million as of June 30, 2007, as compared to $38.9 million as of December 31, 2006. The decrease is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.2 million, or 2.4%, to $7.0 million as of June 30, 2007, as compared to $7.2 million as of December 31, 2006.

Our homeowners’ insurance premiums receivable decreased $1.7 million, or 41.2%, to $2.5 million as of June 30, 2007, as compared to $4.2 million as of December 31, 2006. The decrease can be attributed to the seasonality of the purchasing patterns of our policy holders.

Our commercial general liability insurance premiums receivable increased $2.2 million, or 83.4%, to $4.9 million as of June 30, 2007, as compared to $2.7 million as of December 31, 2006.

Premiums receivable in connection with our automobile line of business decreased $0.3 million, or 22.5%, to $0.9 million as of June 30, 2007, as compared to $1.2 million as of December 31, 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Recoverable

Reinsurance recoverable increased to $3.0 million as of June 30, 2007, as compared to nothing as of December 31, 2006. The increase is due to the timing of settlements with our reinsurers in connection with the adjustment of loss and LAE claims as they relate to costs recoverable under our reinsurance agreements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $1.3 million, or 11.8%, to $12.5 million as of June 30, 2007, as compared to $11.2 million as of December 31, 2006. The increased production volume for both the homeowners’ and commercial general liability product lines is the reason for the increase in this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.5 million, or 69.8%, to $6.1 million as of June 30, 2007, as compared to $3.6 million as of December 31, 2006. The increase is comprised primarily of $2.3 million related to discounted unearned premiums and $0.2 million in conjunction with other deferred tax assets, offset by $0.5 million associated with deferred policy acquisition costs.

Income Taxes Receivable

Income taxes receivable increased $0.3 million, or 40.1%, to $1.1 million as of June 30, 2007, as compared to $0.8 million as of December 31, 2006. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.1 million, or 9.6%, to $1.2 million as of June 30, 2007, as compared to $1.3 million as of December 31, 2006. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets increased $6.2 million, or 135.1%, to $10.7 million as of June 30, 2007, as compared to $4.6 million as of December 31, 2006. Major components of other assets are as follows:

	June 30, 2007	December 31, 2006
Accrued interest income	$1,713,615	$1,515,584
Commissions and revenue sharing receivable	7,278,117	979,677
Notes receivable	787,900	1,027,958
Unamortized loan costs	6,481	61,572
Compensating cash balances	9,911	9,911
Due from sale of discontinued operations, net	320,000	320,000
Prepaid expenses	476,393	531,008
Other	117,480	110,642
	$10,709,897	$4,556,352

The increase in commissions and revenue sharing receivable is primarily due to two separate and non-reoccurring operating events. First, pursuant to the terms in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and receive a no loss experience commission. In connection with these treaties we have reported approximately $2.8 million of commission income during the six months ended June 30, 2007. The second non-reoccurring operating event was $2.4 million in commissions that we received from our participation in a Citizens take out program in May through July 2004, wherein the commissions were only earned upon the successful retention of the policyholders for thirty-six months.

Unpaid Losses and LAE

Unpaid losses and LAE increased $5.6 million, or 14.1%, to $45.2 million as of June 30, 2007, as compared to $39.6 million as of December 31, 2006. The increase in unpaid losses and LAE relates to our payment patterns primarily relative to the settling of hurricane related claims. The composition of unpaid loss and LAE by product line is as follows:

	June 30, 2007	December 31, 2006
Homeowners'	$26,735,894	$21,788,126
Commercial General Liability	13,534,474	11,100,116
Automobile	4,936,051	6,727,236
	$45,206,419	$39,615,478

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

Unearned Premium

Unearned premiums increased $12.8 million, or 16.5%, to $90.7 million as of June 30, 2007, as compared to $77.8 million as of December 31, 2006. The increase was due to a $12.0 million increase in unearned homeowners’ insurance premiums, a $1.6 million increase in unearned commercial general liability premiums, and a $0.7 million decrease in unearned automobile premiums. These changes reflect our continued emphasis in 2007 on property and commercial general liability insurance products.

Due to Reinsurers, net

Due to reinsurers, net decreased to nothing and converted to the asset reinsurance recoverable, net, as of June 30, 2007, as compared to $4.2 million as of December 31, 2006.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.4 million, or 9.9%, to $4.2 million as of June 30, 2007, as compared to $3.8 million as of December 31, 2006. Premium deposits are monies received on policies not yet in force as of June 30, 2007.

Revolving Credit Outstanding

Revolving credit outstanding remained unchanged at nearly nothing as of June 30, 2007, as compared to December 31, 2006. The balance is due to our cash management efforts, our requested credit reduction, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft increased $2.5 million, or 30.4%, to $10.6 million as of June 30, 2007, as compared to $8.1 million as of December 31, 2006. The bank overdraft relates primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subordinated Debt

Subordinated debt decreased $2.1 million, or 50.0%, to $2.1 million as of June 30, 2007, as compared to $4.2 million as of December 31, 2006. The decrease is in connection with the scheduled quarterly principal payments on the September 2004 Notes.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.2 million, or 9.5%, to $2.2 million as of June 30, 2007, as compared to $2.5 million as of December 31, 2006. In accordance with the provisions of FASB No. 13, we are amortizing the deferred gain over the term of the lease-back which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $2.3 million, or 40.6%, to $3.4 million as of June 30, 2007, as compared to $5.7 million as of December 31, 2006. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

Gross Premiums Written

Gross premiums written decreased $6.3 million, or 12.4%, to $44.5 million for the three months ended June 30, 2007, as compared to $50.8 million for the three months ended June 30, 2006. The following table denotes gross premiums written by major product line:

	Three months ended June 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$34,095,538	76.6%	$41,855,449	82.5%
Commercial liability	10,074,519	22.7%	8,236,906	16.2%
Automobile	291,447	0.7%	660,317	1.3%
Gross premiums written	$44,461,504	100.0%	$50,752,672	100.0%

The Company’s sale of homeowners’ policies decreased $7.8 million, or 18.5% to $34.1 million for the three months ended June 30, 2007, as compared to $41.9 million for the three months ended June 30, 2006. The decrease is primarily due to the soft market conditions prevailing in the State of Florida lead by Citizens, the state run insurance company. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product. We expect additional challenges in the near term in connection with our rating agency, Demotech, Inc.’s recent decision to remove our property insurer’s financial stability rating “A” “Exceptional”. We intend to discuss with Demotech, Inc. representatives corrective actions necessary to restore our rating.

 The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three months ended June 30,
	2007		2006
		(Dollars in thousands)
	Amount	Percentage	Amount	Percentage
Florida	$6,881	68.4%	$6,174	75.0%
Georgia	295	2.9%	235	2.9%
Kentucky	4	0.0%	-	0.0%
Louisiana	1,481	14.7%	1,536	18.6%
South Carolina	43	0.4%	-	0.0%
Texas	1,354	13.4%	292	3.5%
Virginia	17	0.2%	-	0.0%
Gross premiums written	$10,075	100.0%	$8,237	100.0%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of auto insurance policies decreased by $0.4 million, or 55.9%, to $0.3 million for the three months ended June 30, 2007, as compared to $0.7 million for the three months ended June 30, 2006.

Gross Premiums Ceded

Gross premiums ceded increased $12.4 million, or 368.7%, to $15.8 million for the three months ended June 30, 2007, as compared to $3.4 million for the three months ended June 30, 2006.

(Decrease) in Prepaid Reinsurance Premiums

The (decrease) in prepaid reinsurance premiums was ($0.8) million for the three months ended June 30, 2007, as compared to ($0.6) million for the three months ended June 30, 2006. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($3.0) million for the three months ended June 30, 2007, as compared to ($18.0) million for the three months ended June 30, 2006. The change was due to a ($1.9) million increase in unearned homeowners’ insurance premiums, a ($1.8) million increase in unearned commercial general liability premiums and a $0.6 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business.

Net Premiums Earned

Net premiums earned decreased $3.9 million, or 13.7%, to $24.8 million for the three months ended June 30, 2007, as compared to $28.7 million for the three months ended June 30, 2006. The following table denotes net premiums earned by product line:

	Three months ended June 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$15,540,961	32.94%	$18,394,591	36.39%
Commercial liability	8,403,025	17.81%	6,515,591	12.89%
Automobile	869,717	1.84%	3,830,458	7.58%
Net premiums earned	$24,813,703	52.59%	$28,740,640	56.86%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $1.9 million, or 29.0 % to $8.4 million for the three months ended June 30, 2007, as compared to $6.5 million for the three months ended June 30, 2006.

Commission Income

Commission income increased $6.4 million, to $6.5 million for the three months ended June 30, 2007, as compared to $0.1 million for the three months ending June 30, 2006. The primary components of our commission income are non-reoccurring operating events stemming from two separate events. First and pursuant to provisions contained in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and receive a no loss experience commission. In connection with these treaties we have reported approximately $2.8 million in commission income during the three months ended June 30, 2007. The second non-reoccurring operating event was $2.4 million in commissions that we received from our participation in a Citizens take out program in May through July 2004, wherein the commissions were only earned upon the successful retention of the policyholders for thirty-six months.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finance Revenue

Finance revenue decreased $0.3 million, or 67.8%, to $0.2 million for the three months ended June 30, 2007, as compared to $0.5 million for the three months ended June 30, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees increased 11.2% to $0.8 million for the three months ended June 30, 2007, as compared to $0.7 million for the three months ended June 30, 2006.

Net Investment Income

Net investment income increased $0.5 million, or 32.2%, to $2.1 million for the three months ended June 30, 2007, as compared to $1.6 million for the three months ended June 30, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 5.7 % for the three months ended June 30, 2007 as compared to a yield of 5.4% for the three months ended June 30, 2006.

Net Realized Investment Gains

Net realized investment gains decreased to $0.1 million for the three months ended June 30, 2007, as compared to $0.3 million for the three months ended June 30, 2006. The table below depicts gains by investment category.

	Net Realized (Losses) Gains Three Months Ended June 30,
	2007	2006
Fixed maturities:
Obligations of states and political subdivisions	$-	$(32,516)
Corporate securities:
Financial	-	-
Equity securities:
Common stocks	80,087	315,857
Total net realized (losses) gains	$80,087	$283,341

Other Income

Other income decreased $0.3 million, or 96.5%, to nearly nothing for the three months ended June 30, 2007, as compared to $0.4 million for the three months ended June 30, 2006. Major components of other income for the three months ended June 30, 2007 included approximately $0.4 million in connection with FIGA fees, $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and less than $0.1 million in connection with rental and interest income. Offsetting the components totaling $0.6 million was a $0.6 million reclassification of commission income included as other income during the three months ended March 31, 2007.

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

Loss and LAE increased by $0.3 million, or 3.4%, to $9.7 million for the three months ended June 30, 2007, as compared to $9.3 million for the three months ended June 30, 2006. The overall increase reflects an increase of $1.1 million in our homeowners’ loss and LAE program, an increase of $2.5 million in our commercial general liability loss and LAE program netted against $3.3 million decrease in loss and LAE in connection with our automobile program.

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

The table below reflects no charge to operations during the three months ended June 30, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
			(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	2	0.1	0.1	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	46	(0.7)	(0.7)	-
Total Loss Estimate	48	$(0.6)	$(0.6)	$-

The table below reflects no charge to operations during the three months ended June 30, 2007 from the four hurricanes that occurred in July, August and September 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
(Dollars in millions)
Charley (August 13)	-	$1.3	$1.3	$-
Frances (September 3)	-	-	-	-
Ivan (September 14)	-	-	-	-
Jeanne (September 25)	-	-	-	-
Total Loss Estimate	-	$1.3	$1.3	$-

In accordance with GAAP, our loss ratio is computed as loss and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three month period ended June 30, 2007 was 38.9% compared with 32.5% for the same period in 2006. The table below reflects the loss ratios by product line.

	Three Months Ended June 30,
	2007	2006
Homeowners'	37.5%	25.8%
Commercial General Liability	40.0%	13.1%
Automobile	54.7%	97.7%
All lines	38.9%	32.5%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.8 million, or 34.3%, to $3.1 million for the three months ended June 30, 2007, as compared to $2.3 million for the three months ended June 30, 2006. The increase is primarily due to the $0.6 million increase in bad debts expense, which totaled $0.7 million for the three months ended June 30, 2007, as compared to less than $0.1 million for the three months ended June 30, 2006. Approximately $0.3 million of the charge to bad debts expense during the three months ended March 31, 2007 was due to an increase in the allowance for doubtful accounts.

Salaries and Wages

Salaries and wages decreased less than $0.1 million, or 2.2%, to $1.7 million for the three months ended June 30, 2007, as compared to $1.8 million for the three months ended June 30, 2006.

Interest Expense

Interest expense decreased $0.1 million, or 66.8%, to $0.1 million for the three months ended June 30, 2007, as compared to $0.2 million for the three months ended June 30, 2006. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.8 million, or 18.9%, to $4.9 million for the three months ended June 30, 2007, as compared to $4.1 million for the three months ended June 30, 2006. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense decreased $1.2 million, or 20.2%, to $4.6 million for the three months ended June 30, 2007, as compared to $5.7 million for the three months ended June 30, 2006. The effective rate for income tax expense was 30.3% for the three months ended June 30, 2007, as compared to 39.1% for the same three month period in 2006.

Net Income

As a result of the foregoing, the Company’s net income for the three months ended June 30, 2007 was $10.5 million, compared to net income of $8.9 million for the three months ended June 30, 2006.

Results of Operations
Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

Gross Premiums Written

Gross premiums written increased $7.3 million, or 8.4%, to $93.7 million for the six months ended June 30, 2007, as compared to $86.4 million for the six months ended June 30, 2006. The following table denotes gross premiums written by major product line:

	Six months ended June 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$73,959,159	79.0%	$64,957,975	75.2%
Commercial liability	18,224,617	19.5%	16,457,119	19.1%
Automobile	1,468,457	1.5%	4,946,651	5.7%
Gross premiums written	$93,652,233	100.0%	$86,361,745	100.0%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Six months ended June 30,
	2007		2006
		(Dollars in thousands)
	Amount	Percentage	Amount	Percentage
Florida	$12,505	68.7%	$12,741	77.4%
Georgia	592	3.2%	570	3.5%
Kentucky	5	0.0%	-	0.0%
Louisiana	2,682	14.7%	2,854	17.3%
South Carolina	87	0.5%	-	0.0%
Texas	2,322	12.7%	292	1.8%
Virginia	32	0.2%	-	0.0%
Gross premiums written	$18,225	100.0%	$16,457	100.0%

The Company’s sale of homeowners’ policies increased $9.0 million, or 13.9% to $74.0 million for the six months ended June 30, 2007, as compared to $65.0 million for the six months ended June 30, 2006. The increase is primarily due to the increased rates in effect on our homeowners’ policies, and to a lesser extent, a greater number of in-force policies. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product. We expect additional challenges in the near term in connection with our rating agency, Demotech, Inc.’s recent decision to remove our property insurer’s financial stability rating “A” “Exceptional”. We intend to discuss with Demotech, Inc. representatives corrective actions necessary to restore our rating.

The Company’s sale of auto insurance policies decreased by $3.5 million, or 70.3%, to $1.5 million for the six months ended June 30, 2007, as compared to $4.9 million for the six months ended June 30, 2006.

Gross Premiums Ceded

Gross premiums ceded increased $12.4 million, or 368.9%, to $15.8 million for the six months ended June 30, 2007, as compared to $3.4 million for the six months ended June 30, 2006.

(Decrease) in Prepaid Reinsurance Premiums

The (decrease) in prepaid reinsurance premiums was ($17.8) million for the six months ended June 30, 2007, as compared to ($9.3) million for the six months ended June 30, 2006. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($12.8) million for the six months ended June 30, 2007, as compared to ($23.2) million for the six months ended June 30, 2006. The change was due to a ($12.0) million increase in unearned homeowners’ insurance premiums, a ($1.6) million increase in unearned commercial general liability premiums and a $0.7 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business.

21st Century Holding Company

Net Premiums Earned

Net premiums earned decreased $3.4 million, or 6.6%, to $47.2 million for the six months ended June 30, 2007, as compared to $50.5 million for the six months ended June 30, 2006. The following table denotes net premiums earned by product line:

	Six months ended June 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$28,351,819	60.08%	$29,680,112	58.71%
Commercial liability	16,668,739	35.33%	12,382,467	24.50%
Automobile	2,166,173	4.59%	8,485,501	16.79%

Net premiums earned	$47,186,731	100.00%	$50,548,080	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $4.3 million, or 34.6 % to $16.7 million for the six months ended June 30, 2007, as compared to $12.4 million for the six months ended June 30, 2006.

Commissions Income

Commission income increased $6.3 million, to $6.5 million for the six months ended June 30, 2007 as compared to $0.2 million for the six months ending June 30, 2006. The primary components of our commission income are non-reoccurring operating events stemming from two separate events. First and pursuant to provisions contained in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty we have reported approximately $2.8 million during the six months ended June 30, 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $2.4 million in connection with a Citizens take out program in 2004, wherein the commission was only earned upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $0.8 million, or 69.4%, to $0.3 million for the six months ended June 30, 2007, as compared to $1.1 million for the six months ended June 30, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees was unchanged at $1.4 million for the six months ended June 30, 2007, as compared to $1.4 million for the six months ended June 30, 2006.

Net Investment Income

Net investment income increased $0.9 million, or 31.8%, to $3.7 million for the six months ended June 30, 2007, as compared to $2.8 million for the six months ended June 30, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 5.3 % for the six months ended June 30, 2007 as compared to a yield of 4.8% for the six months ended June 30, 2006.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were nearly nothing for the six months ended June 30, 2007, as compared to $0.5 for the six months ended June 30, 2006. The table below depicts (losses) gains by investment category.

21st Century Holding Company

	Net Realized (Losses) Gains
	Six Months Ended June 30,
	2007	2006
Fixed maturities:
U.S. government obligations and agencies	$-	$(32,516)
Obligations of states and political subdivisions	(63)	75
	(63)	(32,441)
Corporate securities:
Other	-	(33,816)

Equity securities:
Common stocks	(47,982)	545,809
Total Net Realized (Losses) Gains	$(48,045)	$479,552

Other Income

Other income increased less than $0.1 million, or 3.2%, to $1.0 million for the six months ended June 30, 2007, as compared to $0.9 million for the six months ended June 30, 2006. Major components of other income for the six months ended June 30, 2007 included approximately $0.7 million in connection with FIGA fees, $0.2 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and less than $0.1 million of rental and interest income.

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

Loss and LAE increased by $6.8 million, or 40.5%, to $23.8 million for the six months ended June 30, 2007, as compared to $16.9 million for the six months ended June 30, 2006. The overall increase reflects an increase of $7.2 million in our homeowners’ loss and LAE program (including $1.0 million charge for adverse development in connection with the 2004 hurricane season), an increase of $3.8 million in our commercial general liability loss and LAE program netted against $4.2 million decrease in loss and LAE in connection with our automobile program.

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

The table below reflects no charge to operations during the six months ended June 30, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

21st Century Holding Company

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	(1)	0.1	0.1	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	140	10.5	10.5	-

Total Loss Estimate	139	$10.6	$10.6	$-

The table below reflects a $1.0 million charge to operations during the six months ended June 30, 2007 from the four hurricanes that occurred in July, August and September 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	1	$1.3	$1.3	$-
Frances (September 3)	-	-	-	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	-	-	-	-

Total Loss Estimate	1	$2.3	$1.3	$1.0

In accordance with GAAP, our loss ratio is computed as loss and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six month period ended June 30, 2007 was 50.3% compared with 33.5% for the same period in 2006. The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2007	2006
Homeowners'	52.3%	26.7%
Commercial General Liability	36.1%	17.6%
Automobile	135.2%	83.6%
All lines	50.3%	33.5%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.5 million, or 53.2%, to $7.1 million for the six months ended June 30, 2007, as compared to $4.6 million for the six months ended June 30, 2006. The increase is due to the $1.1 million increase in bad debts expense, which totaled $1.3 million for the six months ended June 30, 2007, as compared to $0.1 million for the six months ended June 30, 2006. Approximately $0.4 million of the charge to bad debts expense during the six months ended June 30, 2007 was due to an increase in the allowance for doubtful accounts. The increase is also due to a charge to operations of $1.0 million in connection with the tentative and expected to be negotiated settlement of an expired agreement to service insureds for a third-party insurance company. The terms of this agreement call for our company to adjust claims associated with policies of the third-party insurance company written between January 1, 2000 and December 31, 2001. The change is also due to a $0.5 million increase in premium tax expense which is directly correlated to an increase in written premium.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 8.9%, to $3.3 million for the six months ended June 30, 2007, as compared to $3.6 million for the six months ended June 30, 2006.

'
21st Century Holding Company

Interest Expense

Interest expense decreased $0.3 million, or 64.6%, to $0.1 million for the six months ended June 30, 2007, as compared to $0.4 million for the six months ended June 30, 2006. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $1.5 million, or 18.3%, to $9.5 million for the six months ended June 30, 2007, as compared to $8.0 million for the six months ended June 30, 2006. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense decreased $4.0 million, or 44.4%, to $5.0 million for the six months ended June 30, 2007, as compared to $8.9 million for the six months ended June 30, 2006. The effective rate for income tax expense was 30.6% for the six months ended June 30, 2007, as compared to 37.5% the same six month period in 2006.

Net Income

As a result of the foregoing, the Company’s net income for the six months ended June 30, 2007 was $11.3 million, compared to net income of $14.9 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

For the six months ended June 30, 2007, our primary sources of capital were revenues generated from operations, including decreased prepaid reinsurance premiums, increased unearned premiums, an increase in unpaid losses and LAE, increased bank overdraft and an increase in the provision for uncollectible premiums receivable. Operational sources of capital also included increased premium deposits and customer credit balances, decreased finance contracts receivable, depreciation and amortization, increased non-cash compensation and common stock issued for interest on notes. Also contributing to our liquidity were proceeds from the sale of investment securities, exercised employee stock options and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the six months ended June 30, 2007, operations provided net operating cash flow of $30.7 million, as compared to $49.3 million for the six months ended June 30, 2006.

For the six months ended June 30, 2007, operations generated $51.5 million of gross cash flow due to a $17.6 million decrease in prepaid reinsurance premiums, a $12.8 million increase in unearned premiums, a $5.6 million increase in unpaid losses and LAE, a $2.5 million increase in bank overdraft and a $0.4 million increase in the provision for uncollectible premiums receivable. To a much less significant extent, operations generated additional sources of cash via a $0.4 million increase in premium deposits and customer credit balances, a $0.4 million decrease in finance contracts receivable, $0.2 million in depreciation and amortization, $0.1 million in non-cash compensation and $0.1 million in common stock issued for interest on notes, all in conjunction with net income of $11.3 million.

For the six months ended June 30, 2007, operations used $20.8 million of gross cash flow primarily due to a $7.3 million increase in reinsurance recoverable, net, a $6.4 million increase in other assets, a $2.5 million increase in deferred income tax expense, a $2.3 million decrease in accounts payable and accrued expenses, a $1.3 million increase in policy acquisition costs, net of amortization, a $0.3 million increase in income taxes recoverable, a $0.2 million increase in premiums receivable, $0.2 million in amortization of investment discount, net, less than $0.1 million in net realized investment losses and less than a $0.1 million increase in the provision for credit losses, net.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

21st Century Holding Company

For the six months ended June 30, 2007, net investing activities used $36.7 million, as compared to $48.9 million for the six months ended June 30, 2006. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the six months ended June 30, 2007, investing activities generated $72.0 million and used $108.7 million from the maturity several times over of our very short municipal portfolio.

For the six months ended June 30, 2007, net financing activities used $4.2 million, as compared to providing $3.5 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, the sources of cash in connection with financing activities included $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $2.9 million in dividends paid and $1.5 million for the purchase of treasury stock.

Federated Premium’s operations are partially funded by the revolving loan agreement with FlatIron. Outstanding borrowings under the revolving loan agreement were approximately $10,000 as of both June 30, 2007 and December 31, 2006. The effective interest rate on this line of credit, based on our average outstanding borrowings under the revolving loan agreement, was 20.22% and 14.4% for the six months ended June 30, 2007 and 2006, respectively. Interest expense on this revolving credit line totaled approximately $1,000 and $7,000 for the six months ended June 30, 2007 and 2006, respectively.

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

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of June 30, 2007 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain(Loss)
Fixed maturities:
U.S. government obligations and agencies available for sale	$81,077,632	51.05%	$80,147,095	51.36%	$(930,537)
U.S. government obligations and agencies held to maturity	19,371,569	12.20%	19,371,567	12.41%	(2)
Obligations of states and political subdivisions available for sale	49,009,647	30.86%	48,824,931	31.29%	(184,716)
Obligations of states and political subdivisions held to maturity	501,355	0.32%	501,355	0.32%	-
	149,960,203	94.43%	148,844,948	95.38%	(1,115,255)
Corporate securities:
Communications available for sale	507,508	0.34%	511,652	0.33%	4,144
Financial available for sale	500,000	0.31%	484,265	0.31%	(15,735)
Other available for sale	1,650,000	1.04%	1,473,439	0.94%	(176,561)
Other held to maturity	500,000	0.31%	500,000	0.32%	-
	3,157,508	2.00%	2,969,356	1.90%	(188,152)
Equity securities:
Common stocks available for sale	5,699,858	3.57%	4,249,513	2.72%	(1,450,345)

Total fixed, corporate and equity securities	$158,817,569	100.00%	$156,063,817	100.00%	$(2,753,752)

For our held to maturity portfolio as of June 30, 2007, the unrealized loss totaled approximately $98,000 and was in connection with our U.S. government obligations and agencies.

As of June 30, 2007, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2007, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

21st Century Holding Company

Our Company assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and external audit recommendations. No control enhancements during the quarter ended June 30, 2007 or through the date of this Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as stated in the following paragraph.

In our Form 10-K for the fiscal year ended December 31, 2006, the Company had two “material weaknesses” in our internal control over financial reporting with respect to (i) the recognition and accounting of unrecorded premium transactions and (ii) an income tax issue relating to computing our income tax liability where we failed to consider a prior year tax refund applied to our fiscal year ended December 31, 2006.

We continue our efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies and controls over the timely recognition of unreported premium transactions and tax accounting in fiscal 2007, and such remediation will continue during the remaining part of fiscal 2007. Accordingly, these material weaknesses have yet to be fully remediated and tested.

To compensate for these material weaknesses, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

On July 27, 2007 and August 7, 2007, two securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities between October 3, 2007 through May 3, 2007. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

The Company believes the allegations are without merit, and intends to vigorously defend this class action lawsuit. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Item 1A

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the risk factors set forth below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The most significant of these risks include weather related conditions.

We are named as a defendant in two securities class action lawsuits and it may have an adverse impact on our business

On July 27, 2007 and August 7, 2007, two securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities between October 3, 2007 through May 3, 2007. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

While the Company believes that the allegations in the complaint are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate insurance, which could limit or halt our growth and harm our business.

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

21st Century Holding Company

There are a number of companies which currently rate insurance companies. American Vehicle is currently rated by Demotech with a rating of “A” “Exceptional”. In July 2007, we were advised by Demotech that it was unwilling to assign a preliminary financial stability rating at the “A” “Exceptional” level to Federated National.

We were rated by A.M. Best until August 2004, but we requested that it stop rating Federated National and American Vehicle when these entities were placed under review with negative implications. We expect that this may negatively impact our ability to compete in the property and casualty market in Florida.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, certain non-executive employees exercised options to acquire an aggregate of 1,200 shares of the Company's common stock with proceeds to the Company aggregating to approximately $11,000. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends.

During May and June 2007, we issued an aggregate 30,000 options to an employee, an officer and a director of the Company under our 1998 stock option plan. The options have an exercise price between $11.11 and $11.33 per share, vest over five years at 20% per year and expire six years from the grant date.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 14, 2007, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $5.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $1.5 million, 138,261 shares for an average price of $10.99 between May 16, 2007 and May 21, 2007. The table below provides, in tabular format, information about our purchase of equity securities that are registered by the Company.

	Total		Total Number of Shares	Approximate Dollar
	Number of	Average	Purchased as Part of	Value of Shares that
	Shares	Price Paid	Publicly Announced	May Yet Be Purchased
Period	Purchased	per Share	Plans or Programs	Under the Plan
April-07	None	None	None	None
May-07	138,261	$10.99	138,261	$3.5 million
June-07	None	None	None	$3.5 million

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 22, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

21st Century Holding Company

Both of management’s nominees for directors as listed in the proxy statement were elected. Edward J. Lawson and Michael H. Braun were elected as Class I directors to serve until the Annual Shareholder’s Meeting to be held in 2010 or until their successors are qualified and elected. The number of votes cast for each nominee is as follows:
	Shares Voted	Votes
	“FOR”	Withheld
Edward J. Lawson	6,066,647	503,605
Michael H. Braun	6,076,616	493,636

The proposal to approve the appointment of DeMeo Young McGrath as the Company’s independent auditors for the fiscal year ended December 31, 2007, was ratified by the following votes:

Shares Voted	Shares Voted	Shares	Broker
“FOR”	“AGAINST”	“ABSTAINING”	“NON-VOTE”
6,433,958	106,175	30,118	1

Item 5

Other Information

None

Item 6

Exhibits

10.1 Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2007 (incorporated by reference to Exhibit 10.1 contained in the Company's Form 8-K filed on June 1, 2007).

10.2 Addendums Number 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2007 (incorporated by reference to Exhibit 10.2 contained in the Company's Form 8-K filed on June 1, 2007).

10.3 Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 1, 2007).

10.4 Addendum No. 3 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2007 (incorporated by reference to Exhibit 10.4 contained in the Company's Form 8-K filed on June 1, 2007).

10.5 Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2007 (incorporated by reference to Exhibit 10.5 contained in the Company's Form 8-K filed on June 1, 2007).

10.6 Employment Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.1 contained in the Company's Form 8-K filed on June 19, 2007).

10.7 Annual Review Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.2 contained in the Company's Form 8-K filed on June 19, 2007).

21st Century Holding Company

10.8	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007)

10.9	Indemnification Agreement between the Company and Anthony C. Kryer, III dated June 25, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith

21st Century Holding Company

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

21st CENTURY HOLDING COMPANY

/s/ Edward J. Lawson
Edward J. Lawson, Chief Executive Officer and Chairman of the Board

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
Date: August 09, 2007

EXHIBIT INDEX

10.9	Indemnification Agreement between the Company and Anthony C. Kryer, III dated June 25, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith