Form 10-Q
period 2007-09-30
21ST CENTURY HOLDING CO
filed 2007-11-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 0-2500111

21st Century Holding Company

(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Common Stock, $.01 par value - 8,185,315 outstanding as of November 08, 2007

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	Period Ending
	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$119,084	$98,525
Fixed maturities, held to maturity, at amoritized cost	20,366	19,667
Equity securities, available for sale, at fair value	8,409	6,641

Total investments	147,859	124,834

Cash and short term investments	14,151	17,917
Receivable for investments sold	496	-
Finance contracts, net of allowance for credit losses of $60 in 2007 and $116 in 2006, and net of unearned finance charges of $32 in 2007 and $90 in 2006	830	1,831
Prepaid reinsurance premiums	14,916	14,460
Premiums receivable, net of allowance for credit losses of $386 and $66, respectively	3,141	7,222
Reinsurance recoverable, net	16,798	20,230
Deferred policy acquisition costs	10,467	11,153
Deferred income taxes, net	4,813	3,610
Income taxes receivable	1,200	787
Property, plant and equipment, net	1,111	1,296
Other assets	2,570	4,556

Total assets	$218,351	$207,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$50,320	$39,615
Unearned premiums	68,136	77,829
Premiums deposits and customer credit balances	2,049	3,793
Revolving credit outstanding	10	10
Bank overdraft	9,881	8,107
Subordinated debt	-	4,167
Deferred gain from sale of property	2,115	2,467
Accounts payable and accrued expenses	6,688	5,715

Total liabilities	139,198	141,704

Commitments and Contingencies

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,999,311 and 7,896,919, respectively	80	79
Additional paid-in capital	51,004	47,070
Accumulated other comprehensive income (deficit)	(817)	(967)
Retained earnings	28,885	20,011
Total shareholders' equity	79,152	66,193
Total liabilities and shareholders' equity	$218,351	$207,897

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$16,064	$24,670	$109,716	$111,031
Gross premiums ceded	(30,736)	(57,378)	(46,545)	(60,750)

Net premiums written	(14,673)	(32,709)	63,171	50,281

Increase in prepaid reinsurance premiums	19,322	42,060	1,504	32,795
Decrease (Increase) in unearned premiums	22,532	12,356	9,693	(10,821)

Net change in prepaid reinsurance premiums and unearned premiums	41,854	54,416	11,197	21,974

Net premiums earned	27,181	21,707	74,368	72,255
Commission income	431	460	6,922	618
Finance revenue	116	335	463	1,467
Managing general agent fees	178	602	1,600	1,983
Net investment income	2,329	1,573	6,029	4,381
Net realized investment gains (losses)	(1,441)	263	(1,489)	743
Other income	778	(170)	1,757	780

Total revenue	29,571	24,770	89,649	82,227

Expenses:
Loss and LAE	14,850	10,271	38,610	27,183
Operating and underwriting expenses	3,884	3,780	10,949	8,392
Salaries and wages	1,775	1,699	5,065	5,309
Interest expense	28	135	173	545
Policy acquisition costs, net of amortization	5,379	4,999	14,896	13,044

Total expenses	25,916	20,884	69,693	54,474

Income before provision for income tax expense	3,656	3,887	19,956	27,753
Provision for income tax expense	1,787	857	6,766	9,806

Net income	$1,869	$3,029	$13,190	$17,947

Basic net income per share	$0.24	$0.40	$1.66	$2.41

Fully diluted net income per share	$0.24	$0.40	$1.64	$2.27

Weighted average number of common shares outstanding	7,891,650	7,560,872	7,927,366	7,433,953

Weighted average number of common shares outstanding (assuming dilution)	7,948,385	7,562,563	8,050,983	7,912,077

Dividends paid per share	$0.18	$0.12	$0.54	$0.36

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$13,190	$17,947

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment discount, net	(272)	(221)
Depreciation and amortization of property plant and equipment, net	232	251
Net realized investment (gains) losses	(352)	743
Gain on sale of assets	-	(463)
Common Stock issued for interest on Notes	109	128
(Recovery) provision for credit losses, net	(48)	119
Provision (recovery)for uncollectible premiums receivable	320	(54)
Non-cash compensation	309	395
Changes in operating assets and liabilities:
Premiums receivable	3,762	3,320
Prepaid reinsurance premiums	(456)	(39,395)
Reinsurance recoverable, net	3,432	155,684
Income taxes recoverable	(413)	-
Deferred income tax expense	(1,203)	(2,031)
Deferred gain on sale of assets	-	(2,482)
Policy acquisition costs, net of amortization	686	(1,605)
Premium finance contracts receivable	1,049	4,943
Other assets	1,635	4,260
Unpaid losses and LAE	10,704	(122,811)
Unearned premiums	(9,693)	10,821
Premium deposits and customer credit balances	(1,744)	570
Funds held under reinsurance treaties	-	3
Income taxes payable	-	7,892
Bank overdraft	1,773	(11,949)
Accounts payable and accrued expenses	973	(1,792)
Net cash provided by operating activities	23,995	24,272
Cash flow used in investing activities:
Proceeds from sale of investment securities available for sale	159,573	230,940
Purchases of investment securities available for sale	(181,182)	(259,823)
Purchases of property and equipment	(47)	(381)
Proceeds from sale of assets	-	5,607
Net cash used in investing activities	(21,657)	(23,657)
Cash flow (used in) provided by financing activities:
Subordinated debt	(2,083)	(3,333)
Exercised stock options	103	1,637
Dividends paid	(4,316)	(2,906)
Exercised warrants, net	2,035	7,969
Acquisition of Common Stock	(2,000)	(2,001)
Tax benefit related to non-cash compensation	159	-
Revolving credit outstanding	0	(187)
Net cash (used in) provided by financing activities	(6,104)	1,179
Net (decrease) increase in cash and short term investments	(3,766)	1,795
Cash and short term investments at beginning of period	17,917	6,071
Cash and short term investments at end of period	$14,151	$7,866

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(continued)	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$160
Income taxes	$7,300	$4,650
Non-cash investing and finance activities:
Accrued dividends payable	$1,473	$972
Retirement of subordinated debt by common stock issuance	$2,083	$1,667
Stock issued to pay interest on subordinated debt	$109	$128

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri, Nevada, Maryland, Arkansas and California as a surplus lines carrier; and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina, Virginia and Alabama are on-going. American Vehicle operations in Nevada, Maryland, Arkansas, Missouri and California are expected to begin this year. American Vehicle has applications pending authorization as a surplus lines carrier in the states of Oklahoma, Ohio and Tennessee; and an application pending authorization as an admitted carrier to the state of Illinois.

During the nine months ended September 30, 2007, 75.2%, 23.3% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2006, 72.8%, 22.3% and 4.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend on retaining other general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and loss adjustment expenses (“LAE”) and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

(B) Impact of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We will adopt SFAS No. 159 on its effective date, January 1, 2008.  We do not expect the adoption of SFAS No. 159 to have a material impact, if any, on our financial position or results of operations.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

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

In connection with the implementation of SFAS No. 123R, we have determined that the pretax charge to earnings for the year ending 2007 will total approximately $0.6 million, of which approximately $0.5 million was charged to income from continuing operations before provision for income taxes for the nine months ended September 30, 2007. The effect on earnings per share for the nine months ended September 30, 2007 for both undiluted and fully diluted was less than $0.04 per share. For a more detailed discussion, please see Footnote 8, titled Stock Compensation Plans.

(C) Stock Options

At September 30, 2007, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the nine months ended September 30, 2007, we have granted 30,000 qualified stock options to employees and 10,000 non-qualified stock options to a director and 20,000 to the Chief Financial Officer with an average option price of $12.28 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to footnote 8, Stock Compensation Plans.

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

(3) Revolving Credit Outstanding

Federated Premium’s operations are funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. Outstanding borrowings under the Revolving Agreement as of September 30, 2007 and December 31, 2006 were unchanged at approximately $10,000. This credit facility was scheduled to terminate, at our request, on September 30, 2007 and we are currently in the process of settling all aspects of this relationship.

The effective interest rate on this line of credit, based on our average outstanding borrowings under the Revolving Agreement, was 19.88% and 9.78% for the three months ended September 30, 2007 and 2006, respectively. Interest expense on this revolving credit line for the three months ended September 30, 2007 and 2006 was unchanged at approximately $500. Interest expense on this revolving credit line for the nine months ended September 30, 2007 and 2006 totaled approximately $1,500 and $8,000, respectively.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Insurance Guarantee Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”) the Florida Hurricane Catastrophic Fund (“FHCF”) and the Florida Joint Underwriters Association (“Florida JUA”),

21st Century Holding Company
Notes to Consolidated Financial Statements

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premiums by line of business compared to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. On October 11, 2007, FIGA’s Board certified the need to assess each member an amount equal to two (2%) percent of the member’s Florida net direct written premiums for the calendar year 2006. Both American Vehicle and Federated National are considered members of FIGA. FIGA’s certification was approved by Florida’s Insurance Commissioner on October 29, 2007. We have estimated that our participation with this assessment will total approximately $2.8 million and is payable November 30, 2007. During 2006, we were assessed $3.9 million in connection with the FIGA. For statutory accounting purposes these assessments are not charged to operations, in contrast GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“OIR”), during the nine months ended September 30, 2007, we collected approximately $1.3 million. FIGA’s October 11, 2007 assessment was charged to operations during the period ended September 30, 2007. Future assessments by this association are undeterminable at this time.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that an additional $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens was certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Future assessments by this association are undeterminable at this time.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Through policyholder surcharges, as approved by the OIR, during the nine months ended September 30, 2007, we collected approximately $0.4 million in connection with the Citizens assessments.

The OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, dated May 4, 2006, to all property and casualty, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FHCF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Both Federated National and American Vehicle participate in an insurance apportionment plan under Section 627.351, Florida Statutes, which is referred to as a Joint Underwriting Plan (“JUA Plan”). The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the nine months ended September 30, 2007, Federated National and American Vehicle were not assessed by the JUA Plan based on their respective Cash Activity Reports. These assessments would be charged to operations as paid. Future assessments by this association are undeterminable at this time.

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 valuation allowance established during the year ended December 31, 2007 in conjunction with this process. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century has agreed to lease the same facilities for a five-year term. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2007	$150,722
2008	612,934
2009	625,193
2010	637,697
2011	650,451
Total	$2,676,997

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

(5) Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006, comprehensive income consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income	$1,868,802	$3,029,285	$13,190,036	$17,947,156
Change in net unrealized gains on investments available for sale	1,444,212	1,312,936	241,086	959,364
Comprehensive income, before tax	3,313,014	4,342,221	13,431,122	18,906,520
Income tax benefit (expense) related to items of other comprehensive income	(620,872)	(494,058)	(90,721)	(361,009)
Comprehensive income	$2,692,142	$3,848,163	$13,340,401	$18,545,511

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

21st Century Holding Company
Notes to Consolidated Financial Statements

For the 2007-2008 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $403.0 million of aggregate loss and LAE with a maximum single event coverage totaling approximately $320.0 million, with the Company retaining the first $3.0 million of loss and LAE. Additionally, we purchased, Reinstatement Premium Protection from the private sector, which would reimburse the Company 100% of the cost of reinstatement premium for a second event. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event. The cost to the Company for these reinsurance products for the 2007-2008 hurricane season, including the prepaid automatic premium reinstatement protection will be approximately $46.5 million. The reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

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

Our overall reinsurance structure was divided into four major layers of financial impact in connection with any single catastrophic event. The bottom layer was considered the first $15 million of losses. The next layer was considered to be greater than $15 million and less than $35 million. The next layer was considered to be greater than $35 million and less than $233.3 million. The fourth layer was considered losses greater than $233.3 million and less than 305.3 million.

For the first and second catastrophic events equal to or less than $15 million, the bottom layer, Federated National would have retained 100% of the first $4.3 million and the last $0.7 million of this bottom layer. The FHCF would have participated 100% for the $10 million in excess of Federated National’s first $4.3 million.

For the first and second catastrophic events with aggregate losses in excess of the first $15.0 million discussed above and less than $35 million, Federated National acquired 100% reinsurance protection with a single automatic premium reinstatement protection provision. The $20 million of coverage afforded in this layer was by way of 42% traditional, single season, excess of loss (“Traditional”) treaties and 58% structured multi-year, excess of loss (“Structured”) treaties. As noted in the chart above, American Vehicle reinsured Federated National via a traditional treaty for 25% of this $20 million layer. Relative to the structured excess of loss reinsurance treaties, terms contained in these treaties afford capacity in this layer beyond the 2006 - 2007 season for two additional hurricane seasons. The structured treaties offered respective coverage for a single event in each of the three hurricane seasons and one additional respective coverage that could be applied as needed in any one of the three hurricane seasons. One of the structured treaties, representing 25% of this layer, contained a provision that prevented the Company from recovery if any single event resulted in damages that exceed $20 billion in the Unites States and its territories.

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

If an event had occurred where aggregate losses exceed $233.3 million, but were less than $305.3 million, Federated National had acquired traditional reinsurance treaties representing 65.3% of this layer without a provision for premium reinstatement protection. Premium reinstatement coverage would have been prorated as to amount and if the first event exhausted this coverage, then Federated National would have been responsible for approximately $10.4 million for reinstatement protection. Additional coverage was afforded to Federated National via Industry Loss Warrants (“ILW”). The ILW policies provided for payments to Federated National based solely on industry wide losses to private and commercial property only in the State of Florida. A payment to Federated National would only have been considered under the terms of these contracts, if insured wind damages incurred in the State of Florida had exceeded amounts varying between $25 billion and $20 billion excluding public property and certain other named exclusions.

The Company would have been responsible for single catastrophic events, with incurred losses in excess of approximately $305 million subject to the terms of the ILW’s above.

The estimated cost to the Company in connection with this reinsurance structure was approximately $73.0 million, which for the most part was payable in quarterly installments that began July 1, 2006 and were amortized through earned premium in accordance with the provisions and terms contained in the respective treaties.

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)

Charley (August 13)	2,572	$65.3	$55.3	$10.0
Frances (September 3)	3,809	54.2	44.1	10.1
Ivan (September 14)	1,062	26.5	-	26.5
Jeanne (September 25)	1,563	13.9	-	13.9

Total Loss Estimate	9,006	$159.9	$99.4	$60.5

21st Century Holding Company
Notes to Consolidated Financial Statements

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
		(Dollars in millions)

Dennis (July 10)	322	$2.8	$-	$2.8
Katrina (August 25)	2,115	14.6	11.6	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,733	174.5	171.5	3.0

Total Loss Estimate	14,189	$192.0	$183.1	$8.9

Effective March 28, 2006, American Vehicle entered into a 100% quota-share reinsurance treaty with Republic Underwriters Insurance Company (“Republic”). Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating. Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remit a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $348,000 in premiums in connection with its operations in the State of Texas. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

Our automobile quota-share reinsurance treaties for 2003 include loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer will realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of December 31, 2006 are estimated to be 66.6% and 77.4% for Federated National and American Vehicle, respectively.

(8) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, directors, employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices that are either equal to or above the market value of the stock on the date of grant, typically vest over a four or five-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 102,750 and 44,750 shares, respectively.

In 2001, we implemented a franchisee stock option plan that provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices that were above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of September 30, 2007, we had no outstanding exercisable options to purchase shares.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, and officers and directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, the Company is authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2007 and December 31, 2006, we had outstanding exercisable options to purchase 610,658 and 637,358 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2005 to September 30, 2007, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-	$-	-	$-	451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-	$-	(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	60,000	$12.28	-	$-	-	$-
Exercised	(2,000)	$6.67	-	$-	(8,800)	$10.18
Cancelled	-	$-	-	$-	(17,900)	$15.82
Outstanding at September 30, 2007	102,750	$15.08	-	$-	610,658	$13.79

Options outstanding as of September 30, 2007 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
September 30, 2007	17,750	$15.08	-	$-	321,306	$13.79
December 31, 2007	25,000	$15.08	-	$-	44,700	$13.79
December 31, 2008	13,000	$15.08	-	$-	91,351	$13.79
December 31, 2009	13,000	$15.08	-	$-	80,699	$13.79
December 31, 2010	13,000	$15.08	-	$-	58,401	$13.79
December 31, 2011	13,000	$15.08	-	$-	14,201	$13.79
Thereafter	8,000	$15.08	-	$-	-	$13.79

Total options exercisible	102,750		-		610,658

21st Century Holding Company
Notes to Consolidated Financial Statements

At September 30, 2007, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2007 includes compensation cost for all share-based payments granted subsequent to January 1, 2007, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before provision for income taxes and net income for the nine months ended September 30, 2007, are lower by approximately $468,000 and $306,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the nine-month period ended September 30, 2007 would have been $1.70 and $1.68, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $1.66 and $1.64, respectively.

Basic and diluted earnings per share for the three-month period ended September 30, 2007 would have been $0.25 and $0.25, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.24 and $0.24, respectively.

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

The weighted average fair value for the 20,000 new options granted during the three months ended September 30, 2007, the 35,000 new options granted during the three months ended June 30, 2007 and the 5,000 new options granted during the three months ended March 31, 2007, all estimated on the dates of grant using the Black-Scholes option-pricing model were $3.27, $2.92and $5.36 per option, respectively. The weighted average fair value for the 32,500 new options granted during the three months ended September 30, 2006 and the 48,500 new options granted during the three months ended June 30, 2006, estimated on the date of grant using the Black-Scholes option-pricing model was $4.31 and $4.67 per option, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	September 30, 2007	September 30, 2006
Dividend yield	3.20% to 6.70%	2.10% to 3.70%
Expected volatility	42.87% to 54.77%	43.06% to 44.30%
Risk-free interest rate	4.79% to 4.86%	4.60% to 4.90%
Expected life (in years)	2.58 to 2.63	2.04 to 2.86

Volatility of a share price is the standard deviation of the continuously compounded rates of return on the share over a specified period. The higher the volatility, the more returns on the shares can be expected to vary - up or down. The expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Our volatility as reflected above contemplates only historical volatility.

21st Century Holding Company
Notes to Consolidated Financial Statements

Summary information about the Company’s stock options outstanding at September 30, 2007:

	Range of Exercise Price	Outstanding at September 30, 2007	Contractual Periods in Years	Average Exercise Price	Exercisable at September 30, 2007

1998 Plan	$6.67 - $27.79	102,750	4.99	$15.08	17,750
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	610,658	2.88	$13.79	321,306

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

The September 2004 Notes paid interest at the annual rate of 6%, matured on September 30, 2007, and ranked pari passu in terms of payment and priority to the July 2003 Notes. Quarterly payments of principal and interest due on the September 2004 Notes, like the July 2003 Notes, were made in cash or, at our option, in shares of our Common Stock. If paid in shares of Common Stock, the number of shares issued was determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitled the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and was exercisable until September 30, 2007. The number of shares issuable upon exercise of the 2004 Warrants issued to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issuable upon exercise of the 2004 Warrants issued to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP requires that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance.

21st Century Holding Company
Notes to Consolidated Financial Statements

On September 30, 2007, we made the final principal payment of $1,041,667 on the September 2004 notes and the September 2004 warrants expired. Of the 1,019,000 shares that could have been issued in connection with the September 2004 warrants, 751,000 were exercised prior to December 31, 2006 and 156,000 were exercised prior to September 30, 2007, none were reacquired in the open market by us and 108,000 were unexercised. The unexercised warrants were cancelled as of September 30, 2007.

The terms of the 2004 and 2003 Warrants provided for adjustment of the exercise price and the number of shares issuable thereunder upon the occurrence of certain events typical for private offerings of this type.

For the quarterly payment due April 30, 2006 we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations 38,420 shares of our Common Stock for principal and interest. Our final payment in connection with the July 2003 Notes were paid in cash on July 31, 2006.

As indicated on the table below, as of September 30, 2007, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2007	2006
January 31,	54,211	-
April 30,	63,114	68,696
July 31,	-	-
September 30,	-	-
Total common stock issued	117,325	68,696

(10) Stockholder’s Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2007, there were no preferred shares issued or outstanding and there were 7,999,311 shares of common stock outstanding, net of 185,704 shares pending cancellation in connection with the Company’s 2007 common stock buy-back program. We do not reserve for common stock shares in connection with the exercise of issued and unissued common stock options.

(11) Subsequent Event

On October 11, 2007, FIGA’s Board certified the need to assess each member an amount equal to two (2%) percent of the member’s Florida net direct written premiums for the calendar year 2006. Both American Vehicle and Federated National are considered members of FIGA. FIGA’s certification was approved by Florida’s Insurance Commissioner on October 29, 2007. We have estimated that our participation with this assessment will total approximately $2.8 million and is payable November 30, 2007. FIGA’s October 11, 2007 assessment was charged to operations during the period ended September 30, 2007.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2007 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to (i) unpaid losses and loss adjustment expenses and other accounting policies, (ii) losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC.

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal automobile insurance and commercial general liability coverage in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in Georgia, Kentucky, South Carolina, Virginia, Missouri, Nevada, Maryland, Arkansas and California as a surplus lines carrier; and in Texas, Louisiana and Alabama as an admitted carrier. American Vehicle operations in Florida, Georgia, Kentucky, Louisiana, Texas, South Carolina, Virginia and Alabama are on-going. American Vehicle operations in Nevada, Maryland, Arkansas, Missouri and California are expected to begin this year. American Vehicle has applications pending authorization as a surplus lines carrier in the states of Oklahoma, Ohio and Tennessee; and an application pending authorization as an admitted carrier to the state of Illinois.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2007, 75.2%, 23.3% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2006, 72.8%, 22.3% and 4.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. Assurance MGA is not licensed to do business elsewhere. As American Vehicle continues its expansion into other states, we intend on retaining other general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies, many of whom are larger and have greater financial and other resources, have better ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Additionally, during an emergency session in January 2007, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.” This new law makes fundamental changes to the property and casualty insurance business in Florida and undertakes a multi-pronged approach to address the cost of residential property insurance in Florida. First, the new law requires insurance companies to lower their Florida premium rates for residential property insurance. The new law also authorizes the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. We may also face competition from new or temporary entrants in our niche markets. In some cases, such entrants may, because of inexperience, desire for new business or other reasons, price their insurance products below ours. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company, and Royal Palm Insurance Company. We also compete with several Florida domestic property and casualty companies such as Universal Insurance Company and Coral Insurance Company. During calendar year 2006, the Florida OIR announced the take over of several of our major competitors due to the poor financial condition stemming from the effects of the 2005 catastrophic hurricanes.

Comparable companies that compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to automobile insurance in Florida, we compete with more than 100 companies, which underwrite personal automobile insurance. Comparable companies that compete with us in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which acquired our non-standard automobile agency business in Florida in December 2004, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and LAE and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates that are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007.

Except as described below, we believe that during the first nine months of fiscal 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Accounting for loss contingencies pursuant to SFAS No. 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

Analysis of Financial Condition
As of September 30, 2007 Compared to December 31, 2006

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments increased $23.0 million, or 18.4%, to $147.9 million as of September 30, 2007, compared to $124.8 million as of December 31, 2006. The increase is primarily a result of our continued ability to invest proceeds from written insurance premiums coupled with more favorable ceded reinsurance requirements.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 86% of total investments as of September 30, 2007, compared to 84.2% as of December 31, 2006.

We did not hold any non-traded investment securities during 2007 or 2006.

Below is a summary of net unrealized gains and (losses) at September 30, 2007 and December 31, 2006 by category.

	Unrealized (Losses) and Gains
	September 30, 2007	December 31, 2006

Fixed maturities:
U.S. government obligations and agency obligations	$(306,118)	$(688,190)
Obligations of states and political subdivisions	(83,979)	(145,505)
	(390,097)	(833,695)

Corporate securities:
Communications	2,011	6,842
Financial	(4,602)	(18,790)
Other	(257,484)	(73,983)
	(260,075)	(85,931)

Equity securities:
Common stocks	(659,367)	(631,000)

Total unrealized (losses) and gains, net	$(1,309,539)	$(1,550,626)

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

Pursuant to FASB 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels. During the three months ended September 30, 2007, in connection with this process we have charged to operations a net realized investment loss totaling approximately $797,000, net of an estimated provisional tax effect of approximately $481,000. The charge relates to a short-term investment in a company whose primary business involved the sub-prime mortgage market.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The investments held at September 30, 2007 and December 31, 2006 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. At September 30, 2007, approximately 80% of the equity holdings are in mutual funds and 20% are in equities related to the financial industry and insurance industry.

All of our securities, except as noted above, are in good standing and are not impaired as defined by FASB 115. We determined that one of our securities qualified for other than temporary impairment status during the three months ended September 30, 2007. Our rational for this determination and the determination that includes, but is not limited, to Standard and Poor’s rating of no less than BB++, no delinquent interest and dividend payments, near term maturity dates and our ability and intent to hold these securities for a period sufficient to allow for an anticipated recovery in market value.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts decreased $3.8 million, or 21.0%, to $14.2 million as of September 30, 2007, compared to $17.9 million as of December 31, 2006. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Receivable for Investments Sold

Receivable for investments sold increased to $0.5 million as of September 30, 2007, compared to nothing as of December 31, 2006. The increase is a result of investment trading activity that occurred in late September and did not settle until early October 2007.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $1.0 million, or 54.7%, to $0.8 million as of September 30, 2007, compared to $1.8 million as of December 31, 2006. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $5.0 million, or 3.2%, to $14.9 million as of September 30, 2007, compared to $14.5 million as of December 31, 2006. The increase is primarily due to the decreased cost of property reinsurance for the 2007 - 2008 hurricane season compared to the 2005 - 2006 hurricane season.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $4.1 million, or 56.5%, to $3.1 million as of September 30, 2007, compared to $7.2 million as of December 31, 2006.

Our homeowners’ insurance premiums receivable decreased $3.9 million, or 91.9%, to $0.3 million as of September 30, 2007, compared to $4.2 million as of December 31, 2006. The decrease can be attributed to the seasonality of the purchasing patterns of our policyholders and our insurance policy marketing efforts where we purposely restrict our homeowner written premiums during hurricane season.

Our commercial general liability insurance premiums receivable increased $0.7 million, or 25.6%, to $3.4 million as of September 30, 2007, compared to $2.7 million as of December 31, 2006.

Premiums receivable in connection with our automobile line of business decreased $0.6 million, or 54.8%, to $0.5 million as of September 30, 2007, compared to $1.2 million as of December 31, 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Recoverable, net

Reinsurance Recoverable, net, decreased $3.4 million, or 17.0%, to $16.8 million as of September 30, 2007, compared to $20.2 million as of December 31, 2006. The decrease is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We have not recorded a valuation allowance in connection with our reinsurance recoverable, net.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $0.7 million, or 6.1%, to $10.5 million as of September 30, 2007, compared to $11.2 million as of December 31, 2006. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $1.2 million, or 33.3%, to $4.8 million as of September 30, 2007, compared to $3.6 million as of December 31, 2006. Deferred income taxes, net is comprised of approximately $8.6 million and $7.7 million of deferred tax assets, net of approximately $3.8 million and $4.1 million of deferred tax liabilities as of September 30, 2007 and December 31, 2006 , respectively.

Income Taxes Receivable

Income taxes receivable increased $0.4 million, or 52.4%, to $1.2 million as of September 30, 2007, compared to $0.8 million as of December 31, 2006. The change is due to tax payment patterns in connection with our tax liabilities. The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 reserve established in conjunction with this process.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.2 million, or 14.3%, to $1.1 million as of September 30, 2007, compared to $1.3 million as of December 31, 2006. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets decreased $2.0 million, or 43.6%, to $2.6 million as of September 30, 2007, compared to $4.6 million as of December 31, 2006. Major components of other assets are as follows:

	September 30, 2007	December 31, 2006
Accrued interest income	$1,078,388	$1,515,584
Commissions and revenue sharing receivable	214,164	979,677
Notes receivable	797,588	1,027,958
Unamortized loan costs	-	61,572
Compensating cash balances	9,911	9,911
Due from sale of discontinued operations, net	-	320,000
Prepaid expenses	386,359	531,008
Other	83,263	110,641
	$2,569,673	$4,556,351

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE increased $10.7 million, or 27.0%, to $50.3 million as of September 30, 2007, compared to $39.6 million as of December 31, 2006. The increase in unpaid losses and LAE relates primarily to our loss reserve strengthening relative to the commercial general liability and property lines of business. The composition of unpaid loss and LAE by product line is as follows:

	September 30, 2007	December 31, 2006
Homeowners'	$23,529,009	$21,788,126
Commercial General Liability	19,137,989	11,100,116
Automobile	7,652,566	6,727,236
	$50,319,564	$39,615,478

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as incurred but not yet reported (“IBNR”). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. As a result of our process, reserves were increased by approximately $6.7 million during the quarter ended September 30, 2007.

Unearned Premium

Unearned premiums decreased $9.7 million, or 12.5%, to $68.1 million as of September 30, 2007, compared to $77.8 million as of December 31, 2006. The decrease was due to a $9.2 million decrease in unearned homeowners’ insurance premiums, a $0.8 million increase in unearned commercial general liability premiums, and a $1.2 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decreased in written premium on a rolling twelve-month basis. Conversely, in periods of increased written premium on a rolling twelve-month basis, unearned premium generally would be expected to rise.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $1.7 million, or 46.0%, to $2.0 million as of September 30, 2007, compared to $3.8 million as of December 31, 2006. Premium deposits are monies received on policies not yet in force as of September 30, 2007.

Revolving Credit Outstanding

Revolving credit outstanding remained unchanged at nearly nothing as of September 30, 2007, compared to December 31, 2006. The balance is due to our cash management efforts, our requested credit reduction, and sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the derived finance contracts receivable.

Bank Overdraft

Bank overdraft increased $1.8 million, or 21.9%, to $9.9 million as of September 30, 2007, compared to $8.1 million as of December 31, 2006. The bank overdraft relates primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Subordinated Debt

Subordinated debt decreased to nothing as of September 30, 2007, compared to $4.2 million as of December 31, 2006. The decrease is due to our final principal and interest payment on the September 2004 Notes on September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.4 million, or 14.3%, to $2.1 million as of September 30, 2007, compared to $2.5 million as of December 31, 2006. In accordance with the provisions of FASB No. 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.0 million, or 17.0%, to $6.7 million as of September 30, 2007, compared to $5.7 million as of December 31, 2006. This increase is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Gross Premiums Written

Gross premiums written decreased $8.6 million, or 34.9%, to $16.1 million for the three months ended September 30, 2007, compared to $24.7 million for the three months ended September 30, 2006. The following table denotes gross premiums written by major product line:

	Three months ended September 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$8,512,741	53.0%	$15,907,467	64.5%
Commercial General Liability	7,376,856	45.9%	8,292,591	33.6%
Automobile	174,036	1.1%	469,445	1.9%
Gross premiums written	$16,063,633	100.0%	$24,669,503	100.0%

The Company’s sale of homeowners’ policies decreased $7.4 million, or 46.5% to $8.5 million for the three months ended September 30, 2007, compared to $15.9 million for the three months ended September 30, 2006. The decrease is primarily due to the soft market conditions prevailing in the State of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product. We expect additional challenges in the near term in connection with our rating agency, Demotech, Inc.’s recent decision to remove our property insurer’s financial stability rating “A” “Exceptional”. We intend to discuss with Demotech, Inc. representatives corrective actions necessary to restore our rating.

 The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three months ended September 30,
	2007		2006
	(Dollars in thousands)
	Amount	Percentage	Amount	Percentage
Florida	$4,563	62.0%	$5,428	65.5%
Georgia	208	2.8%	660	8.0%
Louisiana	1,365	18.5%	1,380	16.6%
South Carolina	47	0.6%	-	0.0%
Texas	1,194	16.2%	825	9.9%
Gross premiums written	$7,377	100.0%	$8,293	100.0%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of auto insurance policies decreased by $0.3 million, or 62.9%, to $0.2 million for the three months ended September 30, 2007, compared to $0.5 million for the three months ended September 30, 2006.

Gross Premiums Ceded

Gross premiums ceded decreased $26.6 million, or 46.4%, to $30.7 million for the three months ended September 30, 2007, compared to $57.4 million for the three months ended September 30, 2006.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $19.3 million for the three months ended September 30, 2007, compared to $42.1 million for the three months ended September 30, 2006. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $22.5 million for the three months ended September 30, 2007, compared to $12.4 million for the three months ended September 30, 2006. The change was due to a ($21.2) million decrease in unearned homeowners’ insurance premiums, a ($0.8) million decrease in unearned commercial general liability premiums and a $0.5 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned increased $5.5 million, or 25.2%, to $27.2 million for the three months ended September 30, 2007, compared to $21.7 million for the three months ended September 30, 2006. The following table denotes net premiums earned by product line:

	Three months ended September 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$18,325,279	67.41%	$11,040,823	50.87%
Commercial General Liability	8,166,608	30.05%	7,743,852	35.67%
Automobile	689,365	2.54%	2,922,730	13.46%

Net premiums earned	$27,181,252	100.00%	$21,707,405	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $0.4 million, or 5.5 % to $8.2 million for the three months ended September 30, 2007, compared to $7.7 million for the three months ended September 30, 2006.

Commission Income

Commission income increased less than $0.1 million, to $0.4 million for the three months ended September 30, 2007, compared to $0.5 million for the three months ended September 30, 2006. The primary component of our commission income is from our participation in a Citizens take out program in May through July 2004, wherein the commissions were earned upon the successful retention of the policyholders for thirty-six months.

Finance Revenue

Finance revenue decreased $0.2 million, or 65.3%, to $0.1 million for the three months ended September 30, 2007, compared to $0.3 million for the three months ended September 30, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Managing General Agent Fees

Managing general agent fees decreased $0.4 million, or 70.4% to $0.2 million for the three months ended September 30, 2007, compared to $0.6 million for the three months ended September 30, 2006. The decrease is primarily in connection with acquiring new and renewal policies where we have noted approximately 350,000 fewer policies sold compared to the same period last year. The most notable, and expected decline was in connection with the homeowners policies where approximately 341,000 policies were sold during the three months ended September 30, 2007 compared to approximately 636,000 policies were sold in the same three month period last year.

Net Investment Income

Net investment income increased $0.8 million, or 48.1%, to $2.3 million for the three months ended September 30, 2007, compared to $1.6 million for the three months ended September 30, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in the overall yield to 6.13 % for the three months ended September 30, 2007 compared to a yield of 4.77% for the three months ended September 30, 2006.

Net Realized Investment Gains (Losses)

Net realized investment losses of $1.4 million were recognized during the three months ended September 30, 2007, compared to net realized investment gains of $0.3 million during the three months ended September 30, 2006. The table below depicts gains (losses) by investment category. During the quarter ended September 30, 2007, we marked an equity investment to market value. The pretax charge to operations was approximately $1.3 million in connection with the devaluation of the investment.

	Net Realized (Losses) Gains
	Three Months Ended September 30,
	2007	2006
Fixed maturities:
U.S. government obligations and agencies	$17,588	$-
Obligations of states and political subdivisions	(437,184)	-

Equity securities:
Common stocks	(1,021,586)	263,072

Total net realized (losses) gains	$(1,441,182)	$263,072

Other Income

Other income increased $0.9 million, or 558.1%, to $0.8 million for the three months ended September 30, 2007, compared to ($0.2) million for the three months ended September 30, 2006. Major components of other income for the three months ended September 30, 2007 included approximately $0.6 million in connection with FIGA recoupment, $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and less than $0.1 million in connection with rental income, interest income and miscellaneous income. We anticipate future collections, in the form of surcharges as approved by the OIR, in connection with the 2006 FIGA assessments to total approximately $2.5 million over the next twelve months. We anticipate that collections in connection with FIGA’s October 2007 assessment will begin during the first quarter of 2008. We anticipate future collections, in the form of surcharges as approved by the OIR, in connection with the 2006 Citizens assessments to total approximately $0.7 million.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss and LAE increased by $4.6 million, or 44.6%, to $14.8 million for the three months ended September 30, 2007, compared to $10.3 million for the three months ended September 30, 2006. The overall increase reflects a decrease of $1.7 million in our homeowners’ loss and LAE program, an increase of $6.4 million in our commercial general liability loss and LAE program netted against $0.1 million decrease in loss and LAE in connection with our automobile program.

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. As a result of our process, reserves were increased by approximately $6.7 million during the quarter ended September 30, 2007.

The table below reflects no charge to operations during the three months ended September 30, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	3	-	-	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	37	-	-	-

Total Loss Estimate	40	$-	$-	$-

The table below reflects no charge to operations during the three months ended September 30, 2007 from the four hurricanes that occurred in July, August and September 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Charley (August 13)	-	$1.0	$1.0	$-
Frances (September 3)	-	0.8	0.8	-
Ivan (September 14)	-	-	-	-
Jeanne (September 25)	1	-	-	-

Total Loss Estimate	1	$1.8	$1.8	$-

In accordance with GAAP, our loss ratio is computed as loss and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three month period ended September 30, 2007 was 54.6% compared with 47.3% for the same period in 2006. The table below reflects the loss ratios by product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
	2007	2006
Homeowners'	28.78%	63.40%
Commercial General Liability	95.30%	18.01%
Automobile	260.11%	64.18%
All lines	54.63%	47.32%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.1 million, or 2.7%, to $3.9 million for the three months ended September 30, 2007, compared to $3.8 million for the three months ended September 30, 2006.

Salaries and Wages

Salaries and wages increased less than $0.1 million, or 4.5%, to $1.8 million for the three months ended September 30, 2007, compared to $1.7 million for the three months ended September 30, 2006.

Interest Expense
Interest expense decreased $0.1 million, or 79.4%, to nearly nothing for the three months ended September 30, 2007, compared to $0.1 million for the three months ended September 30, 2006. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.4 million, or 7.6%, to $5.4 million for the three months ended September 30, 2007, compared to $5.0 million for the three months ended September 30, 2006. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense increased $0.9 million, or 108.4%, to $1.8 million for the three months ended September 30, 2007, compared to $0.9 million for the three months ended September 30, 2006. The effective rate for income tax expense was 48.9% for the three months ended September 30, 2007, compared to 14.7% for the same three-month period in 2006.

Net Income

As a result of the foregoing, the Company’s net income for the three months ended September 30, 2007, was $1.9 million, compared to net income of $3.0 million for the three months ended September 30, 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Gross Premiums Written

Gross premiums written decreased $1.3 million, or 1.2%, to $109.7 million for the nine months ended September 30, 2007, compared to $111.0 million for the nine months ended September 30, 2006. The following table denotes gross premiums written by major product line:

	Nine months ended September 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$82,471,900	75.2%	$80,865,442	72.8%
Commercial General Liability	25,601,473	23.3%	24,749,710	22.3%
Automobile	1,642,493	1.5%	5,416,096	4.9%
Gross premiums written	$109,715,866	100.0%	$111,031,248	100.0%

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Nine months ended September 30,
	2007		2006
		(Dollars in thousands)
	Amount	Percentage	Amount	Percentage
Florida	$17,067	66.8%	$18,169	73.5%
Georgia	800	3.1%	1,230	5.0%
Kentucky	5	0.0%	-	0.0%
Louisiana	4,047	15.8%	4,234	17.0%
South Carolina	134	0.5%	-	0.0%
Texas	3,516	13.7%	1,117	4.5%
Virginia	32	0.1%	-	0.0%
Gross premiums written	$25,601	100.0%	$24,750	100.0%

The Company’s sale of homeowners’ policies increased $1.6 million, or 2.0% to $82.5 million for the nine months ended September 30, 2007, compared to $80.9 million for the nine months ended September 30, 2006. The modest increase is primarily due to the increased rates in effect on our homeowners’ policies. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product. We expect additional challenges in the near term in connection with our rating agency, Demotech, Inc.’s recent decision to remove our property insurer’s financial stability rating “A” “Exceptional”. We intend to discuss with Demotech, Inc. representatives corrective actions necessary to restore our rating.

The Company’s sale of auto insurance policies decreased by $3.8 million, or 69.7%, to $1.6 million for the nine months ended September 30, 2007, compared to $5.4 million for the nine months ended September 30, 2006.

Gross Premiums Ceded

Gross premiums ceded decreased $14.2 million, or 23.4%, to $46.5 million for the nine months ended September 30, 2007, compared to $60.8 million for the nine months ended September 30, 2006.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $1.5 million for the nine months ended September 30, 2007, compared to $32.8 million for the nine months ended September 30, 2006. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease (Increase) in Unearned Premiums

The decrease (increase) in unearned premiums was $9.7 million for the nine months ended September 30, 2007, compared to ($10.8) million for the nine months ended September 30, 2006. The change was due to a $9.2 million decrease in unearned homeowners’ insurance premiums, an ($0.8) million increase in unearned commercial general liability premiums and a $0.3 million decrease in unearned automobile premiums. The decreases reflect the soft market conditions that exist in connection with our homeowners’ and auto line of business.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $2.1 million, or 2.9%, to $74.4 million for the nine months ended September 30, 2007, compared to $72.3 million for the nine months ended September 30, 2006. The following table denotes net premiums earned by product line:

	Nine months ended September 30,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$46,677,097	62.76%	$40,720,936	56.36%
Commercial General Liability	24,835,348	33.40%	20,126,319	27.85%
Automobile	2,855,538	3.84%	11,408,230	15.79%

Net premiums earned	$74,367,983	100.00%	$72,255,485	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $4.7 million, or 23.4%, to $24.8 million for the nine months ended September 30, 2007, compared to $20.1 million for the nine months ended September 30, 2006.

Commissions Income

Commission income increased $6.3 million, to $6.9 million for the nine months ended September 30, 2007, compared to $0.6 million for the nine months ended September 30, 2006. The primary components of our commission income are non-reoccurring operating events stemming from two separate events. First and pursuant to provisions contained in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty, we have reported approximately $2.8 million during the nine months ended September 30, 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $2.8 million in connection with our participation in a Citizens take out program in 2004, wherein the commission was earned by us upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $1.0 million, or 68.4%, to $0.5 million for the nine months ended September 30, 2007, compared to $1.5 million for the nine months ended September 30, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.4 million, or 19.3%, to $1.6 million for the nine months ended September 30, 2007, compared to $2.0 million for the nine months ended September 30, 2006.

Net Investment Income

Net investment income increased $1.6 million, or 37.6%, to $6.0 million for the nine months ended September 30, 2007, compared to $4.4 million for the nine months ended September 30, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 4.42 % for the nine months ended September 30, 2007 compared to a yield of 3.82 % for the nine months ended September 30, 2006.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were ($1.5) million for the nine months ended September 30, 2007, compared to $0.7 for the nine months ended September 30, 2006. The table below depicts (losses) gains by investment category. During the quarter ended September 30, 2007, we marked an equity investment to market value. The pretax charge to operations was approximately $1.3 million in connection with the devaluation of the investment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Net Realized (Losses) Gains
	Nine Months Ended September 30,
	2007	2006
Fixed maturities:
U.S. government obligations and agencies	$17,589	$(32,516)
Obligations of states and political subdivisions	(437,247)	76
	(419,658)	(32,440)
Corporate securities:
Other	-	(33,816)

Equity securities:
Common stocks	(1,069,569)	808,880

Total net realized (losses) gains	$(1,489,227)	$742,624

Other Income

Other income increased $1.0 million, or 125.4%, to $1.8 million for the nine months ended September 30, 2007, compared to $0.8 million for the nine months ended September 30, 2006. Major components of other income for the nine months ended September 30, 2007 included approximately $1.3 million in connection with FIGA recoupment, $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million of rental income, interest income and miscellaneous income. We anticipate future collections, in the form of surcharges as approved by the OIR, in connection with the 2006 FIGA assessments to total approximately $2.5 million. We anticipate that collections in connection with FIGA’s October 2007 assessment will begin during the first quarter of 2008. We anticipate future collections, in the form of surcharges as approved by the OIR, in connection with the 2006 FIGA assessments to total approximately $2.5 million over the next twelve months. We anticipate that collections in connection with FIGA’s October 2007 assessment will begin during the first quarter of 2008. We anticipate future collections, in the form of surcharges as approved by the OIR, in connection with the 2006 Citizens assessments to total approximately $0.7 million.

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

Loss and LAE increased by $11.4 million, or 42.0%, to $38.6 million for the nine months ended September 30, 2007, compared to $27.2 million for the nine months ended September 30, 2006. The overall increase reflects an increase of $5.4 million in our homeowners’ loss and LAE program (including $1.0 million charge for adverse development in connection with the 2004 hurricane season), an increase of $10.2 million in our commercial general liability loss and LAE program netted against $4.2 million decrease in loss and LAE in connection with our automobile program.

We continue to revise our estimates of the ultimate financial impact of past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. As a result of our process, reserves were increased by approximately $6.7 million during the quarter ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects no charge to operations during the nine months ended September 30, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	2	0.1	0.1	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	177	10.5	10.5	-

Total Loss Estimate	179	$10.6	$10.6	$-

The table below reflects a $1.0 million charge to operations during the nine months ended September 30, 2007 from the four hurricanes that occurred in July, August and September 2004.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Charley (August 13)	1	$2.3	$2.3	$-
Frances (September 3)	-	0.8	0.8	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	1	0.0	-	-

Total Loss Estimate	2	$4.1	$3.1	$1.0

In accordance with GAAP, our loss ratio is computed as loss and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine month period ended September 30, 2007 was 51.9% compared with 37.6% for the same period in 2006. The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2007	2006
Homeowners'	43.03%	36.00%
Commercial General Liability	55.54%	17.76%
Automobile	165.72%	78.43%
All lines	51.92%	37.62%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.6 million, or 30.5%, to $10.9 million for the nine months ended September 30, 2007, compared to $8.4 million for the nine months ended September 30, 2006. As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). On October 11, 2007, FIGA’s Board certified the need to assess each member an amount equal to two (2%) percent of the member’s Florida net direct written premiums for the calendar year 2006. We have estimated that our participation with this assessment will total approximately $2.8 million and is payable November 30, 2007. FIGA’s October 2007 assessment was charged to operations during the period ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages decreased $0.2 million, or 4.6%, to $5.1 million for the nine months ended September 30, 2007, compared to $5.3 million for the nine months ended September 30, 2006.

Interest Expense

Interest expense decreased $0.4 million, or 68.3%, to $0.2 million for the nine months ended September 30, 2007, compared to $0.5 million for the nine months ended September 30, 2006. The decrease is in correlation to our decreased subordinated debt.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $1.9 million, or 14.2%, to $14.9 million for the nine months ended September 30, 2007, compared to $13.0 million for the nine months ended September 30, 2006. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense decreased $3.0 million, or 31.0%, to $6.8 million for the nine months ended September 30, 2007, compared to $9.8 million for the nine months ended September 30, 2006. The effective rate for income tax expense was 33.9% for the nine months ended September 30, 2007, compared to 32.9% the same nine month period in 2006.

Net Income

As a result of the foregoing, the Company’s net income for the nine months ended September 30, 2007 was $13.2 million, compared to net income of $17.9 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, our primary sources of capital were revenues generated from operations, including increased unpaid losses and LAE, decreased premiums receivable, decreased reinsurance recoverable, net, increased bank overdraft, decreased other assets, decreased finance contracts receivable, increased accounts payable and accrued expenses and decreased policy acquisition costs, net of amortization. Also contributing to our liquidity were an increase in the provision for uncollectible premiums receivable, non-cash compensation, depreciation and amortization, the issuance of common stock for interest on notes, proceeds from the sale of investment securities, exercised warrants, exercised employee stock options and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the nine months ended September 30, 2007, operations provided net operating cash flow of $24.0 million, compared to $24.3 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, operations generated $38.2 million of gross cash flow due to a $10.7 million increase in unpaid losses and LAE, a $3.8 million decrease in premiums receivable, a $3.4 million decrease in reinsurance recoverable, net, a $1.8 million increase in bank overdraft, a $1.6 million decrease in other assets, a $1.0 million decrease in finance contracts receivable and a $1.0 million increase in accounts payable and accrued expenses. To a much less significant extent, operations generated additional sources of cash via a $0.7 million decrease in policy acquisition costs, net of amortization, a $0.3 million increase in the provision for uncollectible premiums receivable, $0.3 million in non-cash compensation, $0.2 million in depreciation and amortization and $0.1 million in the issuance of common stock for interest on notes, all in conjunction with net income of $13.2 million.

For the nine months ended September 30, 2007, operations used $14.2 million of gross cash flow primarily due to a $9.7 million decrease in unearned premiums, a $1.7 million decrease in premium deposits and customer credit balances, a $1.2 million increase in deferred income tax expense, a $0.5 million increase in prepaid reinsurance premiums, a $0.4 million increase in income taxes recoverable, $0.4 million in net realized investment losses, $0.3 million in amortization of investment discount, net, and less than a $0.1 million increase in the provision for credit losses, net.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably near future.

For the nine months ended September 30, 2007, net investing activities used $21.7 million, compared to $23.7 million for the nine months ended September 30, 2006. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the nine months ended September 30, 2007, investing activities generated $159.6 million and used $181.2 million from the maturity several times over of our very short municipal portfolio.

For the nine months ended September 30, 2007, net financing activities used $6.1 million, compared to providing $1.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the sources of cash in connection with financing activities included $2.0 million from the exercise of warrants, $0.1 million from the exercise of stock options and $0.2 million from the tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $4.3 million in dividends paid, $2.1 million in connection with subordinated debt and $2.0 million for the purchase of treasury stock.

Federated Premium’s operations were partially funded by the revolving loan agreement with FlatIron. Outstanding borrowings under the revolving loan agreement were approximately $10,000 as of both September 30, 2007 and December 31, 2006. The effective interest rate on this line of credit, based on our average outstanding borrowings under the revolving loan agreement, was 19.88% and 9.78% for the nine months ended September 30, 2007 and 2006, respectively. Interest expense including minimum fees on this revolving credit line totaled approximately $1,500 and $7,600 for the nine months ended September 30, 2007 and 2006, respectively. This credit facility was schedule to terminate, at our request, on September 30, 2007 and we are currently in the process of settling all aspects of this relationship.

As an alternative to premium finance, we offer direct billing in connection with our automobile and homeowner programs, where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy at policy inception, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on our credit facility, but remain able to charge and collect interest from the policyholder.

We believe that our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

  Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes that result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2007 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$72,049,375	48.30%	$71,743,256	48.52%	$(306,119)
U.S. government obligations and agencies held to maturity	19,365,007	12.98%	19,365,005	13.10%	(2)
Obligations of states and political subdivisions available for sale	26,079,064	17.48%	25,995,085	17.58%	(83,979)
Obligations of states and political subdivisions held to maturity	501,295	0.34%	501,295	0.34%	-
	117,994,741	79.10%	117,604,641	79.54%	(390,100)
Corporate securities:
Communications available for sale	994,127	0.67%	1,000,058	0.67%	5,931
Financial available for sale	4,121,492	2.76%	4,112,972	2.78%	(8,520)
Other available for sale	16,490,292	11.05%	16,232,807	10.98%	(257,485)
Other held to maturity	500,000	0.34%	500,000	0.34%	-
	22,105,911	14.82%	21,845,837	14.77%	(260,074)
Equity securities:
Common stocks available for sale	9,067,950	6.08%	8,408,585	5.69%	(659,365)

Total fixed, corporate and equity securities	$149,168,602	100.00%	$147,859,063	100.00%	$(1,309,539)

For our held to maturity portfolio as of September 30, 2007, the unrealized loss totaled approximately $106,000 and was almost entirely in connection with our U.S. government obligations and agencies.

As of September 30, 2007, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

21st Century Holding Company

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2007, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Company assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and external audit recommendations. No control enhancements during the quarter ended September 30, 2007 or through the date of this Form 10-Q have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as stated below.

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

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

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

We are named as a defendant in two securities class action lawsuits and it may have an adverse impact on our business

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints. While the specific factual allegations vary slightly in each case, the complaints allege that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The Company expects that these two actions will be consolidated into one case in the United States District Court for the Southern District of Florida.

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

21st Century Holding Company

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

There are a number of companies that currently rate insurance companies. American Vehicle is currently rated by Demotech with a rating of “A” “Exceptional”. In July 2007, we were advised by Demotech that it was unwilling to assign a preliminary financial stability rating at the “A” “Exceptional” level to Federated National.

We were rated by A.M. Best until August 2004, but we requested that it stop rating Federated National and American Vehicle when these entities were placed under review with negative implications. We expect that this may negatively impact our ability to compete in the property and casualty market in Florida.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, certain non-executive employees exercised options to acquire an aggregate of 1,500 shares of the Company's common stock with proceeds to the Company aggregating to approximately $7,500. All of the option holders paid cash for these shares. The shares underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends.

During May, June, August and September 2007, we have issued an aggregate 60,000 options to employees, an officer and a director of the Company under our 1998 stock option plan. The options have an exercise price between $11.11 and $20.44 per share, vest over five years at 20% per year and expire six years from the grant date.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 14, 2007, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $5.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $2.0 million, 47,433 shares for an average price of $10.14 between July 12, 2007 and July 18, 2007and 138,261 shares for an average price of $10.99 between May 16, 2007 and May 21, 2007. The table below provides, in tabular format, information about our purchase of equity securities that are registered by the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April-07	None	None	None	None
May-07	138,261	$ 10.99	138,261	$ 3.5 million
June-07	None	None	None	$ 3.5 million
July-07	47,433	$ 10.14	47,433	$ 3.0 million

Item 3

Defaults upon Senior Securities

None

21st Century Holding Company

Item 4

Submission of Matters to a Vote of Security Holders

None
Item 5

Other Information

None

Item 6

Exhibits

10.1 Excess Catastrophe Reinsurance Contract, Effective July 1, 2007 issued to Federated National Insurance Company.*

10.2 Reinstatement Premium Protection Reinsurance Contract, Effective July 1, 2007 issued to Federated National Insurance Company.*

10.3 Additional Layer Excess Catastrophe Reinsurance Contract, Effective August 17, 2007 issued to Federated National Insurance Company. *

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
Edward J. Lawson, Chief Executive Officer and Chairman of the Board

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer

Date: November 09, 2007

21st Century Holding Company

EXHIBIT INDEX

10.1	Excess Catastrophe Reinsurance Contract, Effective July 1, 2007 issued to Federated National Insurance Company.*

10.2	Reinstatement Premium Protection Reinsurance Contract, Effective July 1, 2007 issued to Federated National Insurance Company.*

10.3	Additional Layer Excess Catastrophe Reinsurance Contract, Effective August 17, 2007 issued to Federated National Insurance Company. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith