Form 10-K
period 2007-12-31
21ST CENTURY HOLDING CO
filed 2008-03-17
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $73,482,801 on June 29, 2007, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 14, 2008, the total number of common shares outstanding of Registrant's common stock was 7,935,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of the Shareholders are incorporated by reference into Part III, of this Form 10K.

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

ITEM 1  BUSINESS

GENERAL

21st Century Holding Company (“21st Century,” “Company,” “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

The insurable events during 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2007 and 2006 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity, however the per-claim severity in connection with our commercial general liability and homeowner lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized in several states to underwrite commercial general liability coverage as either an admitted or surplus lines carrier. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policy holders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. A non-admitted carrier is not licensed by the state, but is allowed to do business in that state. Sometimes, non-admitted carriers are referred to as "excess and surplus" lines carriers. Non admitted insurers are subject to considerably less regulation with respect to policy rates and forms.

American Vehicle has either ongoing operations or operations expected to commence this year in several states. The table below denotes by state American Vehicle’s authority, status of operations and where new applications are pending. We may not receive authority to write in every state to which we make application due to state specific guidelines.

21st Century Holding Company

States	Admitted carrier	Surplus lines carrier	Ongoing operations	Operations expected to commence this year	Application pending
Alabama	✓		✓
Arkansas		✓		✓
California		✓	✓
Florida	✓		✓
Georgia		✓	✓
Kentucky		✓	✓
Louisiana	✓		✓
Maryland		✓		✓
Missouri		✓		✓
Nevada		✓		✓
Ohio		✓			✓
Oklahoma		✓			✓
South Carolina		✓	✓
Tennessee		✓			✓
Texas	✓		✓
Virginia		✓	✓

Additionally, both Federated National and American Vehicle are authorized to underwrite personal automobile insurance in Florida as an admitted carrier.

During 2007 American Vehicle applied for and was granted, by the State of Florida in January 2008, licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier. Operations under American Vehicle’s newly granted line of authority are expected to begin during 2008.

During the year ended December 31, 2007, 74.5%, 24.1% and 1.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the year ended December 31, 2006, 74.9%, 21.1% and 4.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”).

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida and our telephone number is (954) 581-9993.

Our web site is located at www.21centuryholding.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

21st Century Holding Company

RECENT DEVELOPMENTS

Proposed Florida Legislation

During February 2008 Florida’s House Insurance Committee held a workshop on a proposal and legislation developed by the Florida Department of Financial Services (“DFS”) regarding a significant reduction of capacity in the Florida Hurricane Catastrophe Fund (“FHCF”), substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Additionally, the Board of Directors of the Florida Insurance Guaranty Association (“FIGA”) held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company that was assumed subsequent to the 2005 - 2006 hurricane season. At this time, we do not know if any new laws or regulations will be adopted in Florida which will impact our property and casualty insurance business in fiscal 2008 or any subsequent years.

BUSINESS STRATEGY

We expect that in 2008 we will capitalize on our operational efficiencies and business practices by:

•
expanding our lines of business such as our recent approval to write commercial multi-peril, inland marine and surety insurance in the State of Florida. Although operations are not yet ongoing in connection with the new lines of commercial insurance, we expect to commence operations during 2008;

•
continued expansion of our commercial general liability insurance product into additional states. In addition to our ongoing operations in nine states, we expect to commence operations in four states where we have obtained licenses to underwrite and sell commercial general liability insurance in 2008. Additionally, we have pending applications for a surplus lines licenses in three more states;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of high quality business with our companies;

•	assumption of existing risks from other carriers;

•	additional strategies that may include possible acquisitions or further dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

Additionally, State of Florida legislative initiatives, increased competition, softening general market conditions, an unfolding economic downturn and additional loss development from catastrophic events over two years old suggest that continued financial challenges exist in 2008.

INSURANCE OPERATIONS AND RELATED SERVICES

General

We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

Federated National is authorized to underwrite homeowners’ property and casualty insurance and personal automobile insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite personal and commercial automobile insurance and commercial general liability coverage in Florida as an admitted carrier.

In addition, American Vehicle is authorized to underwrite commercial general liability insurance in thirteen states, of which nine states had ongoing operations in 2007. American Vehicle has also recently expanded its domestic authority to include commercial multi peril, inland marine and surety lines of business in the State of Florida and will continue its expansion of commercial general liability insurance into new states.

21st Century Holding Company

The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2007		2006		2005
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$1,867	1.4%	$6,064	4.0%	$20,665	17.3%
Homeowners'	99,502	74.5%	114,388	74.9%	76,182	63.8%
Commercial General Liability	32,222	24.1%	32,213	21.1%	22,593	18.9%
Total gross written premiums	$133,591	100.0%	$152,665	100.0%	$119,440	100.0%

Ceded premiums:
Automobile	$-	0.0%	$-	0.0%	$(5)	0.0%
Homeowners'	44,551	100.0%	67,520	100.0%	31,419	100.0%
Commercial General Liability	-	0.0%	-	0.0%	-	0.0%
Total ceded premiums	$44,551	100.0%	$67,520	100.0%	$31,414	100.0%

Net written premiums
Automobile	$1,867	2.1%	$6,064	7.2%	$20,670	23.5%
Homeowners'	54,952	61.7%	46,868	55.0%	44,763	50.9%
Commercial General Liability	32,222	36.2%	32,213	37.8%	22,593	25.6%
Total net written premiums	$89,041	100.0%	$85,145	100.0%	$88,026	100.0%

We marketed our insurance products through our network of independent agents and general agents during fiscal years 2007, 2006 and 2005.

Homeowners’

We underwrite homeowners’ insurance principally in South and Central Florida. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The table that follows reflects the number of homeowner policies in force by South Florida counties and all other Florida counties and reflects our concentrations of risk from catastrophic events.

	As of the years ended December 31
	In-force policy count
	2007		2006		2005
County	Amount	Percentage	Amount	Percentage	Amount	Percentage
Dade	4,587	12.7%	9,151	21.6%	11,201	27.9%
Broward	4,446	12.3%	6,629	15.6%	6,728	16.8%
West Palm Beach	14,969	41.3%	13,539	31.9%	8,079	20.1%
All others	12,239	33.8%	13,099	30.9%	14,117	35.2%
Total	36,241	100.0%	42,418	100.0%	40,125	100.0%

Our property insurance products typically provide maximum coverage in the amount of $750,000, with the aggregate average policy limit being approximately $1,350,000. The approximate average premium on the policies currently in-force is $2,769, as compared to $2,727 for 2006, and the typical deductible is $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

21st Century Holding Company

Premium rates charged to our property insurance policyholders are continually evaluated to assure that they meet the expectation, are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate).

An average rate increase of 38.3% was implemented effective June 1, 2006, followed by three additional filings in March, May and September of 2007. Both the June 2006 and March 2007 rate filings were on a “use and file” basis. The March 2007 rate filing resulted in an average rate reduction of 15.2%. Our May 2007 and September 2007 rate reductions were on a “file and use” basis. Our May 2007 revenue neutral rate filing was approved and made effective for new and renewal policies with policy effective dates of November 1, 2007 and December 1, 2007, respectively. Our September 2007 “file and use” rate filing reflects an additional average rate decrease of 11.4% and is pending approval.

The initial rate increase for policies with an effective date of June 1, 2006 contemplated a 49.9% rate increase, though was ultimately implemented at 38.3%. Policy holders were refunded approximately $6.0 million, and premiums waived totaled and resulted in a charge to operations in 2006 of approximately $1.0 million.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 250 classes of artisan and mercantile trades (excluding home-builders and developers), habitational exposures and certain special events. The limits of liability range from $100,000 per occurrence and $200,000 policy aggregate to $1 million per occurrence and $2 million policy aggregate. We market the commercial general liability insurance products through a limited number of general agencies unaffiliated with the Company. The average annual premium on policies, with deductibles of $250 to $500 per claim, and currently in force is approximately $798, as compared to $826 for the years ended December 31, 2007 and 2006, respectively.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Years Ended December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$26	0.08%	$-	0.00%	$-	0.00%
California	23	0.07%	-	0.00%	-	0.00%
Florida	21,192	65.77%	22,965	71.29%	18,293	80.97%
Georgia	1,023	3.17%	1,805	5.60%	1,258	5.57%
Kentucky	8	0.03%	9	0.03%	-	0.00%
Lousiania	5,595	17.36%	5,743	17.83%	3,042	13.46%
South Carolina	182	0.57%	77	0.24%	-	0.00%
Texas	4,127	12.81%	1,604	4.98%	-	0.00%
Virginia	46	0.14%	10	0.03%	-	0.00%
Total	$32,222	100.00%	$32,213	100.00%	$22,593	100.00%

In order to expand our general liability business, we entered into a 100% quota-share reinsurance treaty with Republic Underwriters Insurance Company ("Republic") on March 28, 2006. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating.

Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remitted a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $325,000 and $23,000 in premiums in connection with its operations in the State of Texas during the years ending December 31, 2007 and 2006, respectively. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007.

21st Century Holding Company

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

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance only in Florida, where the minimum limits are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and $50,000 for comprehensive and collision. The average annual premium on policies currently in force is approximately $1,075, as compared to $860 for 2006, and the nonstandard personal automobile insurance lines represents more than 99.5% of our written premiums for personal automobile insurance for both the years ended December 31, 2007 and 2006

Both Federated National and American Vehicle underwrite only renewal policies for this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

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

Federated National underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies currently in force is approximately $1,346, as compared to $1,599 for 2006, and represents approximately 0.5% of our written premiums for personal automobile insurance as of the year ended December 31, 2007.

Flood

We write flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $400 with limits up to $250,000. Commissions in connection with this program totaled $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Assurance Managing General Agents, Inc. (“Assurance MGA”)

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we will continue to contract with general agents to market our commercial general liability insurance product outside the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle became effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and servicing additional insurance products in the future.

Superior Adjusting, Inc.

Superior processes claims made by insureds from Federated National and American Vehicle. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in cooperation with our employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our policyholders. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

21st Century Holding Company

Federated Premium Finance, Inc. (“Federated Premium”)

Federated Premium provides premium financing to Federated National's, American Vehicle’s and third-party’s insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from FIGA, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Federated National	$2,547	62.7%	$6,279	56.2%	$6,893	21.5%
American Vehicle	169	4.2%	1,981	17.7%	14,946	46.7%
Other insurers	1,346	33.1%	2,917	26.1%	10,186	31.8%
Total	$4,062	100.00%	$11,177	100.00%	$32,025	100.00%

Federated Premium’s operations were funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“Flatiron”). The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gives WPAC the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. There were no outstanding borrowings under the Revolving Agreement as of December 31, 2007. Outstanding borrowings under the Revolving Agreement as of December 31, 2006 and 2005 were approximately $0.01 million and $0.20 million, respectively. This credit facility terminated, at our request, during 2007.

Finance contracts receivable decreased $1.4 million, or 77.0%, to $0.4 million as of December 31, 2007, compared to $1.8 million as of December 31, 2006. We anticipate a continued decline in the short-term in connection with premiums financed contracts. The Company anticipates continued use of the direct bill feature associated with Federated National and American Vehicle and their automobile lines of business.

The direct billing opportunity is very similar to the premium finance arrangement with respect to down payments and scheduled monthly payments. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through our monitoring systems, we track delinquent payments and, in accordance with the terms of the extension of credit, cancel the policy before the policyholder's equity is extinguished. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder. Similarly, we believe that the premium financing that we offer to our own insureds involves limited credit risk. By primarily financing policies underwritten by our own insurance carriers, our credit risks are reduced because we can more securely rely on the underwriting processes of our own insurance carriers. Furthermore, the direct bill program enables us to closely manage our risk while providing credit to our insureds.

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

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. There were no other agency relationships with affiliated captive or franchised agents for the years ended December 31, 2007, 2006 and 2005. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period of 60 days from a policy's inception, to cancel any policy, upon 45 days’ notice, even if the risk falls within our underwriting criteria.

During periods under emergency order as defined by the Florida Office of Insurance Regulation (“OIR”), there typically exists a moratorium on cancellations and non-renewals of various types of insurance coverage. Our homeowners’ and mobile home policies provide Assurance MGA the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

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

We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agents, none of whom are affiliated with us. We believe that information management of agent production, coupled with loss experience, will enable us to maximize profitability.

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to OIR approval.

For the 2007-2008 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $403.0 million of aggregate loss and loss adjustment expenses (“loss and LAE”) with a maximum single event coverage totaling approximately $320.0 million, with the Company retaining the first $3.0 million of loss and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF.

21st Century Holding Company

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

To date, there have been no claims asserted against any of the 2007-2008 hurricane season excess of loss and FHCF treaties

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

21st Century Holding Company

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

		First Event Participation			Reinstated Premium Protection
Current AM		$20m in excess	$40m in excess	$72m in excess of $75m and FHCF	$20m in excess	$40m in excess
Best Rating	Reinsurer	of $15m	of $35m	participation	of $15m	of $35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.8%	6.6%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
	American Vehicle Insurance Company
NR4	(Affiliated)	25.0%			25.0%

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

For the first and second catastrophic events with aggregate losses in excess of the first $15.0 million discussed above and less than $35 million, Federated National acquired 100% reinsurance protection with a single automatic premium reinstatement protection provision. The $20 million of coverage afforded in this layer was by way of 42% traditional, single season, excess of loss (“Traditional”) treaties and 58% structured multi-year, excess of loss (“Structured”) treaties. As noted in the chart above, American Vehicle reinsured Federated National via a traditional treaty for 25% of this $20 million layer. Relative to the structured excess of loss reinsurance treaties, terms contained in these treaties afford capacity in this layer beyond the 2006 - 2007 season for two additional hurricane seasons. The structured treaties offered respective coverage for a single event in each of the three hurricane seasons and one additional respective coverage that could be applied as needed in any one of the three hurricane seasons. One of the structured treaties, representing 25% of this layer, contained a provision that prevented the Company from recovery if any single event resulted in damages that exceed $20 billion in the United States and its territories.

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

21st Century Holding Company

If an event had occurred where aggregate losses exceed $233.3 million, but were less than $305.3 million, Federated National had acquired traditional reinsurance treaties representing 65.3% of this layer without a provision for premium reinstatement protection. Premium reinstatement coverage would have been prorated as to amount and if the first event exhausted this coverage, then Federated National would have been responsible for approximately $10.4 million for reinstatement protection. Additional coverage was afforded to Federated National via Industry Loss Warrants (“ILW”). The ILW policies provided for payments to Federated National based solely on industry wide losses to private and commercial property only in the State of Florida. A payment to Federated National would only have been considered under the terms of these contracts, if insured wind damages incurred in the State of Florida had exceeded amounts varying between $20 billion and $25 billion excluding public property and certain other named exclusions.

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

As a result of the loss and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

2004 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Charley (August 13)	2,572	$65.3	$55.3	$10.0
Frances (September 3)	3,809	54.2	44.1	10.1
Ivan (September 14)	1,062	26.5	-	26.5
Jeanne (September 25)	1,563	14.0	-	14.0
Total Loss Estimate	9,006	$160.0	$99.4	$60.6

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Dennis (July 10)	322	$2.7	$-	$2.7
Katrina (August 25)	2,117	14.6	11.6	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,761	184.5	181.5	3.0
Total Loss Estimate	14,219	$201.9	$193.1	$8.8

Our automobile quota-share reinsurance treaties for 2003 included loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer will realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of December 31, 2007 are estimated to be 67.7% and 79.9% for Federated National and American Vehicle, respectively.

21st Century Holding Company

Effective March 28, 2006, American Vehicle entered into a 100% quota-share reinsurance treaty with Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating. Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remit a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $348,000 in premiums in connection with its operations in the State of Texas. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007.

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

All newly reported claims received with respect to personal automobile policies are set up with an initial average liability. The average liability for these claims is determined by dividing the number of reported claims into the total amount paid during the same period. If a claim is open more than 45 days, that open case liability is evaluated and the liability is adjusted upward or downward according to the facts and circumstances of that particular claim.

In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not reported (“IBNR”). We utilize independent actuaries to help establish liability for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Among our classes of insurance, the automobile and homeowners’ liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners’ property claims. These liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation.

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

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Balance at January 1:	$39,615	$154,039	$46,571
Less reinsurance recoverables	(12,382)	(128,420)	(9,415)
Net balance at January 1	$27,233	$25,619	$37,156

Incurred related to:
Current year	$38,452	$35,106	$42,242
Prior years	9,166	9,294	6,095
Total incurred	$47,619	$44,400	$48,336

Paid related to:
Current year	$15,628	$17,420	$25,749
Prior years	19,673	25,365	34,125
Total paid	$35,301	$42,785	$59,874

Net balance at year-end	$39,551	$27,233	$25,619
Plus reinsurance recoverables	20,133	12,382	128,420
Balance at year-end	$59,685	$39,615	$154,039

As shown above, and as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $9.2 million, $9.3 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $1.2 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $8.0 million.

During the year ended December 31, 2006, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $5.0 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $4.3 million.

There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2007.

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

	As of December 31,
	2007	2006
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Reinsurance recoverable on paid losses and LAE	$20,823	$113,061
Unpaid losses and LAE	137,546	153,114
	$158,369	$266,175
Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$137,546	$153,114
Reinsurance recoverable on paid losses and LAE	20,823	113,061
Reinsurance receivable	-	218
	$158,369	$266,393

In addition to reinsurance due from our automobile reinsurers, we also have reinsurance due from our catastrophic reinsurance companies. These reinsurance recoverables relate to Hurricane Katrina and Hurricane Wilma from 2005 and to the four hurricanes that occurred in August and September of 2004. The following table presents total unpaid loss and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2007	2006
Catastrophe Excess of Loss (Various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$2,771,624	$8,260,720
Unpaid losses and LAE	19,971,394	12,229,863
	$22,743,018	$20,490,583
Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$19,971,394	$12,229,863
Reinsurance recoverable on paid LAE	2,771,624	8,260,720
Reinsurance payable	(12,605,238)	(24,466,563)
	$10,137,780	$(3,975,980)

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1998 through 2007 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

21st Century Holding Company

	Years Ended December 31,
	(Dollars in Thousands)
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

Balance Sheet Liability	$39,929	$27,215	$25,621	$37,156	$14,809	$9,422	$6,207	$6,976	$4,428	$5,366

Cumulative paid as of:
One year later		8,609	25,465	35,128	10,480	8,088	5,296	8,228	4,289	3,460
Two years later			34,073	48,299	12,527	9,867	7,222	9,568	5,799	4,499
Three years later				53,621	14,220	10,411	7,711	10,101	6,328	5,111
Four years later					15,033	11,404	7,953	10,352	6,408	5,387
Five years later						11,719	8,171	10,476	6,542	5,227
Six years later							8,296	10,641	6,563	5,216
Seven years later								10,749	6,576	5,220
Eight years later									6,587	5,236
Nine years later										5,247

Re-estimated net liability as of:
End of year	$39,929	$27,215	$25,621	$37,156	$14,809	$9,136	$6,207	$6,976	$4,428	$5,366
One year later		35,458	35,618	44,690	14,256	10,897	6,954	9,445	5,872	4,676
Two years later			41,280	52,317	14,273	10,625	7,842	10,200	6,284	5,157
Three years later			-	56,147	14,890	10,770	8,069	10,425	6,605	5,352
Four years later					15,854	11,650	8,312	10,616	6,561	5,515
Five years later						12,365	8,542	10,782	6,664	5,384
Six years later							8,621	10,945	6,644	5,396
Seven years later								11,241	6,743	5,400
Eight years later									7,228	5,361
Nine years later										5,453

Cumulative redundancy
(deficiency)		$(8,243)	$(15,659)	$(18,991)	$(1,045)	$(3,229)	$(2,414)	$(4,265)	$(2,800)	$(87)

Cumulative redundancy
(-) deficiency as a % of
reserves originally
established		-30.3%	-61.1%	-51.1%	-7.1%	-34.3%	-38.9%	-61.1%	-63.2%	-1.6%

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

As noted above, we have since experienced an $8.2 million cumulative deficiency in connection with the re-estimation of all loss that occurred during the year ended December 31, 2006 and a $15.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred during the year ended December 31, 2005. Relative to the $8.2 million deficiency, our homeowner, commercial general liability and automobile losses totaled $2.2, $4.0 and $2.0, respectively. Relative to the $15.7 million deficiency, our homeowner and commercial general liability and automobile losses totaled $9.4 million, $3.4 million and $2.8 million, respectively.

As noted last year, we experienced a $15.2 million cumulative deficiency recognized during the years ended December 31, 2006 and 2005 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2004 and a $10.0 million cumulative deficiency recognized during the year ended December 31, 2006 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2005. Relative to the $15.2 million deficiency, our homeowner and commercial general liability losses totaled $15.4 million and $0.6 million, respectively offset by automobile redundancies totaling $0.9 million. Relative to the $10.0 million deficiency, our homeowner and commercial general liability and automobile losses totaled $7.3 million, $1.7 million and $1.0 million, respectively.

21st Century Holding Company

As noted in our Form 10-K for the fiscal year ended December 31, 2005, we experienced a $7.0 million cumulative deficiency recognized during the year ended December 31, 2005 in connection with the re-estimation of all loss that occurred during the year ended December 31, 2004. When bifurcated between catastrophic losses and non-catastrophic losses, the 2004 cumulative deficiency reflects gross catastrophic losses in connection with the four hurricanes of 2004 totaling $10.6 million netted against a cumulative redundancy in connection with our automobile and commercial general liability lines of business totaling $3.7 million.

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared to Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
GAAP basis Loss and LAE reserves	$59,685	$39,615	$154,039
Less unpaid Losses and LAE ceded	20,133	12,401	128,418
Balance Sheet Liability	39,552	27,214	25,621
Add Insurance Apportionment Plan	37	45	112
SAP basis Loss and LAE reserves	$39,589	$27,259	$25,733

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared to SAP basis presentation for the years ended 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
GAAP basis Loss and LAE incurred	$47,619	$44,400	$48,336
Intercompany adjusting and other expenses	7,361	6,465	7,453
Insurance apportionment plan	12	(294)	235
SAP basis Loss and LAE incurred	$54,992	$50,571	$56,024

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2007, 2006 and 2005. The ratios, inclusive of unallocated loss adjustment expenses (“ULAE”), are shown in the table below, and are computed based upon SAP.

	Years Ended December 31,
	2007	2006	2005
Loss Ratio	54.6%	54.8%	65.4%
Expense Ratio	38.9%	42.5%	35.3%
Combined Ratio	93.5%	97.3%	100.7%

The main factor for the improved combined ratios from 2007 as compared to 2006 and 2005 can be related to the financial effect from the hurricanes of 2005 and 2004. Other factors for our improved combined loss ratio include, but are not limited to, the termination of unprofitable agency relations, increased scrutiny over fraudulently asserted claims, streamlined paperless claims processing system, stronger claims management supervision, in-house legal counsel, as well as overall stricter underwriting guidelines.

21st Century Holding Company

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the property and casualty, commercial general liability and automobile markets, many of whom are larger and have greater financial and other resources, have better ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs.

Additional competition recently emerged as a result of a January 2007 emergency Florida legislation session wherein, the Florida legislature passed, and the Governor signed into law, a bill known as “CS/HB-1A.”.

This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance which stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

The law also authorized the state-owned insurance company, Citizens Property Insurance Company (“Citizens”), which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. Finally, during 2007 and early 2008, more than a dozen new property and casualty companies have received authority by the Florida OIR to commence business.

We face increased competition from existing carriers and new entrants in our niche markets. In an effort to foster competition, the State of Florida has loaned money to multiple carriers with certain debt covenants including the maintenance of minimum written premium. Our competition has attempted to gain market share through aggressive pricing and generous policy acquisition costs which has had an adverse affect on our ability to maintain market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company and Royal Palm Insurance Company. In additional to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, Coral Insurance Company, Edison Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company and American Strategic Insurance Company.

During calendar year 2006, the Florida OIR announced the take over of several of our major competitors due to the poor financial condition stemming from the effects of the 2005 catastrophic hurricanes.

Comparable companies which compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. We also face new competition in Florida from such companies as Seminole Property and Casualty Insurance Company and U.S. Security Insurance Company.

With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida. Comparable companies in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which acquired our non-standard automobile agency business in Florida in December 2004, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

Competition could have a material adverse effect on our business, results of operations and financial condition.

21st Century Holding Company

REGULATION

General

We are, or will be, subject to the laws and regulations in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Louisiana, Maryland, Missouri, Nevada, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

A recent example of such consumer initiatives may be found with Florida’s property insurers’ operating under a new emergency rule which require existing premium rates as of January 25, 2007, to remain in effect until a rate filing reflecting the provisions as provided in Florida’s newly enacted property insurance legislation. The legislation, which among other issues, provided low cost reinsurance to member insurance companies, accelerated rate filings to reflect the reduced reinsurance costs and expanded the role of Citizens in the market place. Other provisions contained in the emergency rule prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited. We are aware of the continued financial challenges that face the State of Florida in connection with the current consumer initiatives. The consumer initiatives stem from the catastrophic hurricanes during 2004 and 2005. The financial challenges have affected our business, results of operations and financial condition in the past and there can be no assurance that they will not continue to affect business, results of operations and financial condition in the future. We are unaware of any other jurisdictions with similar consumer initiatives that could have a material adverse effect on our business, results of operations or financial condition.

Most states have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases, in premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Most states also have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. As discussed above, the recent consumer initiatives with Florida’s property insurers’ demonstrate the state’s ability to adopt such laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect the Company's business.

Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination conducted by the OIR on Federated National covered the three-year period ended on December 31, 2004. The last regulatory examination conducted by the OIR on American Vehicle covered the three-year period ended on December 31, 2005.

Federated National’s 2004 regularly scheduled statutory triennial examination for the three years ended December 31, 2004 was performed by the Florida OIR in 2005. American Vehicle's examination was for the three years ended December 31, 2005 was also performed by the Florida OIR, in 2006. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 on American Vehicle in connection with the OIR examination. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. Federated National anticipates a regularly scheduled statutory triennial examination by the Florida OIR to occur during 2008 for the three years ended December 31, 2007 however we have not yet received any notice of such examination.

21st Century Holding Company

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair market value of $1.0 million held in escrow. As of December 31, 2007, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. As of December 31, 2006, Federated National and American Vehicle each held investment securities with a fair value of approximately $985,630, as deposits with the State of Florida. Subsequent to year end, each insurance company contributed an additional $30,000 of investment securities with the State of Florida to cure their respective shortfall.

Additionally, as of December 31, 2007 American Vehicle has cash deposits totaling, $397,102 with the State of Alabama, $153,750 with the State of Arkansas and $113,614 with the State of Louisiana.

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

No dividends were paid by Federated National or American Vehicle in 2007, 2006 or 2005, and none are anticipated in 2008. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

National Association of Insurance Commissioners (“NAIC”) Risk Based Capital Requirements

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

21st Century Holding Company

Based upon the 2007 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2006 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2006 statutory financial statements for Federated National, statutory surplus did not exceed company action levels established by the NAIC. Federated National’s results required us to submit a plan containing corrective actions.

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 653.0%, 165.4 % and 154.0% at December 31, 2007, 2006 and 2005, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 448.5%, 444.2% and 329.7% at December 31, 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on three out of thirteen ratios. There were two exceptions in connection with surplus growth and one exception in connection with adverse homeowner claims in connection with the hurricanes of 2004 and 2005.

As of December 31, 2006, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. There was one exception in connection with surplus growth, one exception in connection with liabilities to liquid assets and four exceptions in connection with adverse homeowner claims in connection with the 2004 hurricanes.

As of December 31, 2007, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. The exceptions were in connection with reserve development in connection with our Commercial General Liability program.

As of December 31, 2006, American Vehicle was outside NAIC’s usual range for one of thirteen ratios. The exception was in connection with the net increase in adjusted policyholders’ surplus. During 2006, net income and a decrease in non admitted securities were the major contributors to the 2006 change to policyholder surplus.

We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2007 IRIS ratios, although there can be no assurance that will be the case.

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

21st Century Holding Company

Finance Company Regulation

Our financing program remains subject to certain laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Florida, the maximum late payment fee Federated Premium may charge for personal line policies is $10 per month.

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

During February 2008 Florida’s House Insurance Committee held a workshop on a proposal and legislation developed by the Florida DFS regarding a significant reduction of capacity in the FHCF, substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Additionally, the Board of Directors of FIGA held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company that was assumed subsequent to the 2005 - 2006 hurricane season. Additional assessments by regulatory agencies are possible though not quantifiable at this time.

Industry Ratings Services

In August 2004, A.M. Best Company (“A.M. Best”) notified us that Federated National and American Vehicle were being placed under review with negative implications. In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries and assign a rating of “NR-4 - Not rated, company’s request” to each. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, obtaining adequate reinsurance or borrowing on our line of credit. Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

EMPLOYEES

As of December 31, 2007, we had approximately 100 employees, including five executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

SENIOR MANAGEMENT

Set forth below is certain information concerning our executive officers who are not also directors:

Peter J. Prygelski (age 38), who formally served on the Board of Directors of the Company and as Chairman of its Audit Committee, was appointed to serve as the Company's Chief Financial Officer, effective as of June 25, 2007. Mr. Prygelski served as a Director of the Company and as the Chairman of the Audit Committee and the Company's designated financial expert from January 2004 through June 25, 2007. He has also served as a member of our Investment Committee and Independent Director's Committee during that time period. Mr. Prygelski most recently served as a Senior Manager in the Enterprise Risk Services practice of Deloitte and Touche from May 2006 to May 2007. Prior to joining Deloitte and Touche, Mr. Prygelski served in a similar capacity with Ernst & Young from April 2004 to April 2006. Previously, Mr. Prygelski was a Director of Audit for American Express Centurion Bank (a subsidiary of American Express), where he began his career in Corporate Finance and was a member of their Enterprise Risk and Assurance function from November 1991 to August 2003.

21st Century Holding Company

Mr. Stephen C. Young (age 33), has served as the Company’s President from June 2007 through the present date, and as President of Federated Premium Finance from January 1998 through the present date. Mr. Young served as Vice President of Operations of the Company from June 2006 through May 2007. Mr. Young is the nephew of Mr. Edward J. Lawson, our Chief Executive Officer.

Mr. James Gordon Jennings, III, has served as the Company’s Chief Accounting Officer from June 2007 through the present date. Previously, Mr. Jennings served as Chief Financial Officer of 21st Century from August 2002 through June 2007. Mr. Jennings became our Controller in May 2000 and was previously employed by American Vehicle for ten years, where he was involved with all aspects of property and casualty insurance. Mr. Jennings’, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

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

Risks Related to Our Business

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

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

During the years ended December 31, 2004 and 2005, the State of Florida experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. Aggregate losses in connection with these storms involved over 23,000 claims at a cost in excess of $69.4 million, net of our reinsurance participation.

The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year. Increases in the values and concentrations of insured property may also increase the severity of these occurrences in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

The State of Florida has a history of exposure to extremely volatile weather related catastrophic events including hurricanes and tornados. The frequency and severity of these events can have a profound impact on our balance sheet and statements of operations and cash flows. Though the Company attempts to mitigate the impact of these events, there can be no assurance that we will be successful.

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

21st Century Holding Company

As a result of the nine hurricanes experienced in Florida during the fourteen month period between August 2004 and October 2005, and changes in Florida law in 2007 regarding the pricing and availability of reinsurance, we continue to review, and may determine to modify, our reinsurance structure.

Though there has been no occurrence of hurricanes in Florida within the last two hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to OIR approval.

Insolvency of our primary reinsurer or any of our other current or future reinsurers including the FHCF, or their inability otherwise to pay claims, would increase the claims that we must pay, thereby potentially harming significantly our balance sheet, results of operations and cash flow. In addition, prevailing market conditions have increased the availability and limited the cost of reinsurance, although there can be no assurances that these conditions will persist.

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

Because of the uncertainties that surround estimated loss reserves, we cannot be certain that our reserves will be adequate to cover our actual losses. If our reserves for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. For example, during the quarter ended December 31, 2006 we increased our reserves in connection with our homeowners’ and commercial general liability insurance programs upon the advice of our newly appointed actuaries. Future loss experience substantially in excess of our reserves for unpaid losses and LAE could substantially harm our results of operations and financial condition.

21st Century Holding Company

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association (“JUA”), FIGA, Citizens and the Florida Hurricane Catastrophe Fund. The current assessments stem from the catastrophic effects to the property insurance industry in the State of Florida from the hurricanes that occurred during the fourteen months between August 2004 and October 2005.

Most of the recent assessments result in a charge to current operations. The insurance companies will then pass the assessments on to insurance policies, in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees may adversely affect our over all marketing strategy due to the competitive landscape in Florida. All other pricing considerations remaining the same, a newly formed property insurance company would not be subject to the recoupment of previously imposed assessments.

Future assessments are likely, however the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

As do other insurance companies, we depend on income from our investment portfolio for a substantial portion of our earnings. During the time that normally elapses between the receipt of insurance premiums and any payment of insurance claims, we invest the funds received, together with our other available capital, primarily in fixed-maturity investments and to a lesser extent in equity securities, in order to generate investment income.

Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates or decrease in credit worthiness could have a material adverse effect on our financial condition or results of operations. Generally, bond prices decrease as interest rates rise. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less than expected.

For example, we determined that one of our securities qualified for other than temporary impairment status during the three months ended September 30, 2007. In connection with this process we charged to operations a net realized investment loss that totaled approximately $797,000, net of an estimated provisional tax effect of approximately $481,000. This investment was subsequently sold during the three months ended December 31, 2007, and we recognized an additional $200,000 loss, net of an estimated tax benefit of approximately $122,000 in connection with this security.

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2007. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2007, we can not be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time we employ a variety of endorsements to our policies that limit exposure to known risks, including, but not limited to, exclusions relating to types of vehicles we insure, specific artisan activities and homes in close proximity to the coast line.

21st Century Holding Company

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

Our future growth will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we chose to assume and cede. We believe that our Company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include possible sales of our investment securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims.

We may require additional capital in the future which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe current capital, together with our anticipated retained earnings, will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

21st Century Holding Company

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

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, in 2007 Florida enacted legislation that requires us to charge rates for homeowners insurance that we believe are inadequate to cover the related underwriting risk. This same legislation authorizes a state-owned insurance company to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market.

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

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2007, American Vehicle and Federated National were in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a soft market in the property and casualty market in Florida because of regulatory changes. We cannot predict, however, how long these market conditions will persist. We do not compete entirely on price or targeted market share. Our ability to compete is governed by our ability to assess and price an insurance product with an acceptable risk for obtaining profit.

21st Century Holding Company

We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

We currently have an application pending in Ohio, Oklahoma and Tennessee to underwrite and sell commercial general liability insurance. The insurance regulators in these states may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state. If we want to operate in any additional states, we must file similar applications for licenses, which we may not be successful in obtaining.

We are named as a defendant in a securities class action lawsuit and it may have an adverse impact on our business.

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A Consolidated Amended Complaint was filed on behalf of the Class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their Motion to dismiss the Consolidated Amended Complaint on February 25, 2008.  Plaintiff’s Response to Defendant’s Motion to Dismiss is currently due April 10, 2008.

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

Federated National and American Vehicle are currently by rated Demotech as "A" ("Exceptional") which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors.

The withdrawal of our ratings by rating agencies could limit or prevent us from writing or renewing desirable insurance policies and from obtaining adequate reinsurance.

We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

We currently market and distribute Federated National's and American Vehicle's products and services through contractual relationships with a network of approximately 1,500 independent agents and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

21st Century Holding Company

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

21st Century Holding Company

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products.

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

Comparable companies which compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company, First Floridian Insurance Company and Royal Palm Insurance Company. In addition to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, Coral Insurance Company, Edison Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company and American Strategic Insurance Company.

Additional competition recently emerged as a result of a January 2007 emergency Florida legislation session wherein, the Florida legislature passed and the Governor signed into law a bill known as “CS/HB-1A.”.

This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance which stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. Finally, during 2007 and early 2008, more than a dozen new property and casualty companies have received authority by the Florida OIR to commence business.

We face increased competition from existing carriers and new entrants in our niche markets. In an effort to foster competition, the State of Florida has loaned money to multiple carriers with certain debt covenants including the maintenance of minimum written premium. Our competition has attempted to gain market share through aggressive pricing and generous policy acquisition costs which has had an adverse affect on our ability to maintain market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

Comparable companies which compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. We also face new competition in Florida from such companies as Seminole Property and Casualty Insurance Company and U.S. Security Insurance Company.

With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with more than 100 companies, which underwrite personal automobile insurance in Florida. Comparable companies in the personal automobile insurance market include Affirmative Insurance Holdings, Inc., which acquired our non-standard automobile agency business in Florida in December 2004, U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

Competition could have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in reduced revenues.

21st Century Holding Company

Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

We depend, and will continue to depend, on the services of our founder and principal shareholder, Edward J. Lawson, who is also our chairman of the board and chief executive officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our executive management team which includes Steve Young, our President, Michael Braun, our Chief Operations Officer and President of Federated National, and Pete Prygelski, our Chief Financial Officer. If we were to lose the services of members of our executive management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with select members of our executive management team.

During 2007, we maintained a $3.0 million key man life insurance on the life of Mr. Lawson and a $1.0 million key man life insurance policy on the life of Mr. Jennings We do not expect to continue these key man life insurance policies in 2008.

Nevertheless, because of the executive management role and involvement in developing and implementing our current business strategy, any unplanned loss of service could substantially harm our business

Risks Related to an Investment in Our Shares

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

We are an insurance holding company whose primary assets are the stock of our subsidiaries. Our operations, and our ability to service future potential debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiaries are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary's available capital and earnings.

No dividends were declared or paid by our insurance subsidiaries in 2007, 2006 or 2005. Under these laws, neither Federated National nor American Vehicle may be permitted to pay dividends to 21st Century in 2008. Whether our subsidiaries will be able to pay dividends in 2008 depends on the results of their operations and their expected needs for capital. We do not anticipate that our subsidiaries will begin to pay dividends to the parent company during 2008.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

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

ITEM 3 LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

Specifically related to our ordinary course of business, we were a party to approximately four lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. During the three months ended September 30, 2006, the resolution of other lawsuits involving similarly styled coverage issues involving other property insurers came to fruition. Accordingly, based on the resolution of these lawsuits involving similarly styled coverage issues we charged operations with approximately $3.9 million of additional loss and LAE during the quarter ended September 30, 2006. Additional development for approximately $1.0 million occurred relative to these claims during the three months ended March 31, 2007. Predominately, only the underlying legal fees associated with these particular proceedings remain uncertain and continue to be negotiated.

21st Century Holding Company

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Ongoing legal proceedings

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A Consolidated Amended Complaint was filed on behalf of the Class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaints seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their Motion to dismiss the Consolidated Amended Complaint on February 25, 2008.  Plaintiff’s Response to Defendant’s Motion to Dismiss is currently due April 10, 2008.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Quarter Ended	High	Low
March 31, 2007	$23.03	$17.60
June 30, 2007	$19.99	$9.85
September 30, 2007	$14.60	$10.03
December 31, 2007	$17.31	$12.38

March 31, 2006	$18.99	$15.97
June 30, 2006	$18.46	$12.68
September 30, 2006	$18.46	$12.19
December 31, 2006	$28.55	$18.20

As of March 14, 2008, there were 59 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 5,100.

DIVIDENDS

During 2007 and 2006 we have paid quarterly dividends of $0.18 and $0.12 per share, respectively. Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company.

21st Century Holding Company

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2007. All equity compensation plans were approved by stock holders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stock holders*	812,908	$14.00	1,142,546

*	Includes options from the 1998 Stock Option Plan, 2001 Franchise Stock Option Plan and the 2002 Stock Option Plan.

For additional information concerning our capitalization please see Note 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

ISSUER REPURCHASES

On May 14, 2007, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $5.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $1.8 million, 135,277 shares for an average price of $13.44 between November 12, 2007 and November 28, 2007; for approximately $2.0 million, 47,433 shares for an average price of $10.16 between July 12, 2007 and July 18, 2007; and for approximately $1.5 million, 138,261 shares for an average price of $11.01 between May 16, 2007 and May 21, 2007. The table below provides, in tabular format, information about our purchase of equity securities during the quarter ended December 31, 2007 that are registered by the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October-07	None	None	None	$3.0 million
November-07	135,277	$13.44	135,277	$1.2 million
December-07	None	None	None	$1.2 million

SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 2007, several employees exercised an aggregate of 7,500 options under our 2002 Stock Option Plan. The shares issued to the employees were registered on a registration statement on Form S-8, so the shares issued to the employees do not contain any restrictive legends.

On December 12, 2005, our Independent Directors repriced an aggregate of 92,000 options under the Company's 2002 Stock Option Plan, (“old options”) to $16 per share (“new options”); 77,000 old options were granted to six employees at $20.00 per option and 15,000 old options were granted to two general agents at $16.67 per option. We issued the new options in exchange for the old options in reliance upon the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended, and these individuals were knowledgeable, sophisticated and had access to comprehensive information about us. No commission or other remuneration was paid in connection with this exchange. We placed legends on the options stating that the securities were not registered under the Securities Act and set forth restrictions on their transferability and sale.

21st Century Holding Company

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared to the total returns of the Nasdaq Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
21st Century Holding Company	100.00	169.06	168.46	202.35	288.40	170.40
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Property & Casualty Insurance Index	100.00	123.73	135.62	148.25	172.81	186.59

Source: SNL Financial LC, Charlottesville, VA
© 2008

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2002 in our common stock, the Nasdaq Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Our filings with the SEC may incorporate information by reference, including this Form 10-K. Unless we specifically state otherwise, the information under this heading "Stock Performance Graph" shall not be deemed to be "soliciting materials" and shall not be deemed to be "filed" with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934

21st Century Holding Company

ITEM 6  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the years ended December 31,
	(Amounts in 000's except Book value per share)
	2007	2006	2005	2004	2003
Balance sheet data
Total assets	$219,361	$207,897	$290,155	$163,601	$106,696
Investments	136,224	124,834	100,086	84,382	47,290
Finance contracts, consumer loans and pay advances receivable, net	420	1,831	7,313	8,289	9,892

Total liabilities	138,104	141,704	249,387	138,625	74,649
Unpaid losses and LAE	59,685	39,615	154,039	46,571	24,570
Unearned premiums	56,394	77,829	61,839	50,153	34,123

Total shareholders' equity	81,257	66,193	40,767	24,977	32,046

Book value per share	$10.32	$8.38	$6.02	$4.13	$5.89

21st Century Holding Company

	Years Ended December 31,
	(Amounts in 000's except EPS and Dividends)
	2007	2006	2005	2004	2003
Operations Data:
Revenue:
Gross premiums written	$133,591	$152,665	$119,440	$100,662	$72,991
Gross premiums ceded	(44,551)	(67,520)	(31,414)	(15,486)	(22,091)
Net premiums written	89,041	85,145	88,026	85,176	50,901
(Decrease) Increase in prepaid reinsurance premiums	(11,251)	20,193	6,623	(2,905)	(3,428)
Decrease (Increase) in unearned premiums	21,435	(15,990)	(11,686)	(16,030)	(5,188)
Net change in prepaid reinsurance premiums
and unearned premiums	10,184	4,203	(5,063)	(18,935)	(8,616)
Net premiums earned	99,224	89,348	82,963	66,241	42,285
Commission income	7,214	1,679	409	-	-
Finance revenue	545	1,686	3,567	3,668	4,328
Managing general agent fees	2,035	2,625	2,420	2,040	2,329
Net investment income	7,964	5,933	3,841	3,172	1,624
Net realized investment (losses) gains	(145)	1,063	458	689	2,231
Other income	2,296	1,581	1,010	762	792

Total revenue	119,132	103,915	94,669	76,571	53,588
Expenses:
Loss and loss adjustment expense	47,619	44,400	48,336	74,993	27,509
Operating and underwriting expenses	12,684	13,160	8,219	8,140	7,249
Salaries and wages	6,732	7,011	6,384	6,134	5,426
Interest expense	173	656	1,398	1,087	607
Policy acquisition costs, net of amortization	19,420	17,395	14,561	8,423	(854)
Total expenses	86,627	82,622	78,899	98,777	39,937
Income (loss) from continuing operations before provision (benefit) for income tax expense	32,505	21,293	15,771	(22,206)	13,652
Provision (benefit) for income tax expense	11,226	7,396	4,690	(8,601)	4,358
Net income (loss) from continuing operations	21,280	13,896	11,081	(13,605)	9,294
Discontinued operations:
Income (loss) from discontinued operations (including 2005, 2004 and 2003 gain on disposal of $1,630, $5,384, and $0, respectively)	-	-	1,630	4,484	(1,365)
Provision (benefit) for income tax expense	-	-	595	1,737	(436)
Income (loss) from discontinued operations	-	-	1,035	2,747	(929)
Net income (loss)	$21,280	$13,896	$12,116	$(10,858)	$8,365
Earnings per share data
Basic net income (loss) per share from continuing operations	$2.69	$1.84	$1.78	$(2.33)	$1.96
Basic net income (loss) per share from discontinued operations	$-	$-	$0.17	$0.47	$(0.20)
Basic net income (loss) per share	$2.69	$1.84	$1.95	$(1.86)	$1.76
Fully diluted net income (loss) per share from continuing operations	$2.65	$1.72	$1.67	$(2.33)	$1.85
Fully diluted net income (loss) per share from discontinued operations	$-	$-	$0.16	$0.47	$(0.18)
Fully diluted net income (loss) per share	$2.65	$1.72	$1.83	$(1.86)	$1.67
Dividends paid per share	$0.72	$0.48	$0.32	$0.32	$0.25

21st Century Holding Company

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

The insurable events during 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2007 and 2006 we processed liability claims stemming from our automobile and commercial general liability lines of business and physical damage claims in connection with our homeowners’ line of business and to a much less extent our automobile physical damage line of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity, however the per-claim severity in connection with our commercial general liability and homeowner lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and LAE are affected by a number of factors including:

•  the quality of the insurable risks underwritten;

•  the nature and severity of the loss;

•  weather-related patterns;

•  the availability, cost and terms of reinsurance;

•  underlying settlement costs, including medical and legal costs.

We continue to manage the foregoing to the extent within our control. Many of the foregoing are partially, or entirely, outside our control.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid loss and LAE. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates.

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

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards (“SFAS”), 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

SFAS 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading securities or Available-for-sale.

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

The following is an overview of management’s loss reserving process

The Company’s loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property risks in connection with homes and automobiles. The other group is long-tail casualty classes of business which include primarily commercial general liability and to a much lesser extent, homeowner and automobile liability. For operations writing short-tail coverages our loss reserves were generally geared toward determining an expected loss ratio for current business rather than maintaining a reserve for the outstanding exposure. Estimations of ultimate net loss reserves for long-tail casualty classes of business is a more complex process and depends on a number of factors including class and volume of business involved. Experience in the more recent accident years of long-tail casualty classes of business shows limited statistical credibility in reported net losses because a relatively low proportion of net losses would be reported claims and expenses and even smaller percentage would be net losses paid. Therefore, IBNR would constitute a relatively high proportion of net losses.

Additionally, the different methodologies are utilized the same, regardless of the line of business. However, the final selection of ultimate loss and LAE is certain to vary by both line of business and by accident period maturity. There is no prescribed combination of line of business, accident year maturity, and methodologies; consistency in results of the different methodologies and reasonableness of the result are the primary factors that drive the final selection of ultimate loss and LAE.

Methods used to estimate loss & LAE reserves

The methods we use for our short-tail business do not differ from the methods we use for our long-tail business. The Incurred and Paid Development Methods intrinsically recognize the unique development characteristics contained within the

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 historical experience of each material short-tail and long-tail line of business. The Incurred and Paid Cape Cod Methods reflect similar historical development unique to each material short-tail and long-tail line of business.

We apply the following general methods in projecting loss and LAE reserves:

•  Paid  and Incurred Loss Development Method

•  Paid and Incurred Cape Cod Method

Description of ultimate loss estimation methods

The incurred loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.

The Paid Loss Development method is mechanically identical to the Incurred Loss Development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in a company’s mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors are volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimates. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques such as Cape Cod.

The Reported Cape Cod method is based on reported loss data and relies on the assumption that remaining unreported losses are a function of the total expected losses. The total expected losses used in this analysis are calculated as earned premium multiplied by the ratio of reported losses during the experience period to a percentage of earned premium.  This percentage of earned premium is based on the historical loss reporting patterns and represents the amount of earned premium that has been "used" when compared to reported losses.  The total expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected reported loss development factors. Finally, the expected unreported losses are added to the current reported losses to produce ultimate loss estimations.

The calculations underlying the Paid Cape Cod method are similar to the Reported Cape Cod method calculations with the exception that paid losses, unpaid percentages, and loss payment patterns replace reported losses, unreported percentages, and loss reporting patterns.

The Cape Cod method is most useful as an alternative to other models for immature accident years. For these immature years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort the historical development of losses.

Reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends.

We compute our estimated ultimate liability using the most appropriate principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on our results of operations and financial condition. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Accordingly, the ultimate liability for unpaid losses and loss settlement expenses will likely differ from the amount recorded at December 31, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following describes the extent of our procedures for determining the reserve for loss and LAE on both an annual and interim reporting basis:

Annually - Our policy is to select a single point estimate that best reflects our in-house actuarial determination for unpaid loss and LAE. Our independent actuaries, examining the exact same data set, will independently select a point estimate which determines a high point and low point range. Both processes rely on objective and subjective determinations. If our point estimate falls within the range determined from the point estimate of our actuaries, then no adjustments by management would be required. In consideration thereof, management does not have a policy for adjusting the liability for unpaid loss and LAE to an amount that is different than an amount set forth within the range determined by the independent actuaries.

Interim - During 2007 for Federated National’s homeowners program, our selection of loss reserves was weighted more to the Paid Loss Development Method and the Incurred Loss Development Method.  American Vehicle’s commercial general liability program relied upon the Cape Cod Method on both a paid and incurred basis as well as the Paid Loss Development Method and the Incurred Loss Development Method. During 2006 our selection of loss reserves were weighted more to the short-tail targeted loss ratio methods employing loss ratio factors from prior accident year indications. During the year-end process for 2007, we were able to employ long-tail methodologies to our commercial general liability program’s loss reserve process based on no specific event other than newly available in-house resources. The estimated pretax charge to operations in connection with the change in methods for estimating commercial general liability unpaid loss and loss adjustment totaled approximately $2.0 million.

A key assumption underlying the estimation of the reserve for losses and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors have varied (known or unknown) over time during the experience period and / or will vary (expectedly or unexpectedly) in the future.

A number of other actuarial assumptions are generally made in the review of reserves for each class of business. For the long-tail classes of business, other actuarial assumptions generally are made with respect to the following:

•  Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•  Expected loss ratios for the latest accident year and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio.

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for losses and LAE.  Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2007 premised on future emergence inconsistent with historical loss reserve development patterns.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and				IBNR Reserves	Reinsurance Recoverable on Unpaid Loss
LAE net of reinsurance	Case Loss	Case LAE	Total Case	(Including	and Loss
recoverable as of December 31, 2007	Reserves	Reserves	Reserves	LAE)	Expenses
(Dollars in Thousands)
Homeowners'	$6,995	$781	$7,776	$22,909	$19,971
Commercial General Liability	4,780	635	5,415	17,890	-
Automobile	373	157	530	5,164	162

Total	$12,148	$1,573	$13,721	$45,963	$20,133

Reserves for unpaid loss and				IBNR Reserves	Reinsurance Recoverable on Unpaid Loss
LAE net of reinsurance	Case Loss	Case LAE	Total Case	(Including	and Loss
recoverable as of December 31, 2006	Reserves	Reserves	Reserves	LAE)	Expenses
(Dollars in Thousands)
Homeowners'	$3,998	$527	$4,525	$17,263	$12,211
Commercial General Liability	2,628	393	3,021	8,178	-
Automobile	3,802	332	4,134	2,494	171

Total	$10,428	$1,252	$11,680	$27,935	$12,382

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss and LAE reserves, net of reinsurance.

	Years Ended December 31,
	2007		2006
Change in loss and	Adjusted loss and	Percentage	Adjusted loss and	Percentage
LAE reserves, net of	LAE reserves, net	change in	LAE reserves, net	change in
reinsurance	of reinsurance	equity (1)	of reinsurance	equity (1)
-10.0%	35,596	3.1%	24,510	2.7%
-7.5%	36,585	2.4%	25,191	2.0%
-5.0%	37,574	1.6%	25,872	1.3%
-2.5%	38,563	0.8%	26,553	0.7%
Base	39,551	-	27,233	-
2.5%	40,540	-0.8%	27,914	-0.7%
5.0%	41,529	-1.6%	28,595	-1.3%
7.5%	42,518	-2.4%	29,276	-2.0%
10.0%	43,507	-3.1%	29,957	-2.7%

(1) Net of tax

For the year ended December 31, 2007 our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $37.9 million to a high of $45.6 million, with a best estimate of $42.1 million. The Company’s net loss and LAE reserves are carried at $40.0 million. Management’s point estimate of reserves are 5.2% below our actuary’s best estimate in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as evolution in its operations.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2006 our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $27.2 million to a high of $34.7 million. The Company’s net loss and LAE reserves are carried at $27.3 million. Management’s point estimate of reserves is at the lowest end of its actuarially determined range in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as evolution in its operations.

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

Please see Note 2 of the Notes to Consolidated Financial Statements for additional discussions regarding critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation was effective for fiscal years beginning after December 15, 2006. The Company evaluated the impact that FIN 48 will have on its Consolidated Financial Statements. Additionally, we have developed a process to capture and quantify any such effect that FIN 48 could have on the Company and concluded there was no impact on our consolidated financial statements for the year ended December 31, 2007.

See Note 2(n), “Summary of Significant Accounting Policies - Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2007 Compared to December 31, 2006

Total Investments

SFAS 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading securities or Available-for-sale. Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for the sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income”. We did not hold any non-traded investment securities during 2007 or 2006.

As of December 31, 2007 and 2006 we have classified $20.2 million and $19.7 million, respectively, of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure irrevocable letters of credit to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. During January 2008 this letter of credit was reduced to $3.0 million.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments increased $11.4 million, or 9.1%, to $136.2 million as of December 31, 2007, compared to $124.8 million as of December 31, 2006. The increase is primarily in connection with decreased prepaid reinsurance requirements and deferred policy acquisition costs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 85.2% of total investments as of December 31, 2007, as compared to 84.2% as of December 31, 2006. The investments held at December 31, 2007 and December 31, 2006 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Our equity holdings held at December 31, 2007 were primarily in trust companies, financial companies and mutual funds; and our equity holdings at December 31, 2006 were primarily in trust companies and mutual funds.

The following table summarizes, by type, our investments as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Fixed maturities, at market:
U.S. government agencies and authorities	$61,308	45.01%	$97,314	77.95%
Obligations of states and political subdivisions	17,777	13.05%	17,804	14.26%
Corporate securities	40,609	29.81%	3,075	2.46%
Total fixed maturities	119,694	87.87%	118,193	94.67%
Equity securities, at market	16,530	12.13%	6,641	5.33%
Total investments	$136,224	100.00%	$124,834	100.00%

Below is a summary of net unrealized gains and (losses) at December 31, 2007 and December 31, 2006 by category.

	Net Unrealized Gains (Losses)
	Years Ended December 31,
	2007	2006
Fixed maturities:
U.S. government obligations	$(68,975)	$(688,190)
Obligations of states and political subdivisions	(1,706)	(145,505)
	(70,681)	(833,695)

Corporate securities:
Communications	(3,481)	6,842
Financial	(16,984)	(18,790)
Other	(25,852)	(73,983)
	(46,317)	(85,931)
Equity securities:
Common stocks	(3,989,319)	(631,000)

Total fixed, corporate and equity securities	$(4,106,317)	$(1,550,626)

Additional provisions contained in SFAS 115 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

•	rating downgrade or other credit event (eg., failure to pay interest when due);

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value.

The Company evaluates its investments in securities to determine other than temporary impairment, no less than quarterly. Investments that are deemed other than temporarily impaired are written down to their estimated net fair value and the related losses recognized in operations in the period of determination.

We determined that one of our securities qualified for other than temporary impairment status during the three months ended September 30, 2007. In connection with this process we charged to operations a net realized investment loss that totaled approximately $797,000, net of an estimated provisional tax effect of approximately $481,000. This investment was subsequently sold during the three months ended December 31, 2007, and we recognized an additional $200,000 loss, net of an estimated tax benefit of approximately $122,000 in connection with this security.

There were no impaired investments written down as of December 31, 2007, 2006 and 2005.

Cash and Short Term Investments

Cash and short term investments, which include cash, certificates of deposits, and money market accounts increased $4.6 million, or 25.7%, to $22.5 million as of December 31, 2007, compared to $17.9 million as of December 31, 2006. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and short term investments are invested in accordance with our liquidity requirements.

Receivable for Investments Sold

Receivable for investments sold increased to $6.4 million, as of December 31, 2007, compared to nothing as of December 31, 2006. The increase is a result of investment trading activity that occurred in late December and did not settle until early January 2008.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $1.4 million, or 77.1%, to $0.4 million as of December 31, 2007, compared to $1.8 million as of December 31, 2006. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash and short term investments and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $6.0 million, or 41.4%, to $8.5 million as of December 31, 2007, compared to $14.5 million as of December 31, 2006. The decrease is due primarily to reduced reinsurance costs as compared to the prior year in connection with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $3.4 million, or 47.4%, to $3.8 million as of December 31, 2007, compared to $7.2 million as of December 31, 2006.

Our homeowners’ insurance premiums receivable decreased $2.3 million, or 55.1%, to $1.9 million as of December 30, 2007, compared to $4.2 million as of December 31, 2006. The change can be attributed to a decrease in written premiums.

Our commercial general liability insurance premiums receivable decreased $0.1 million, or 5.2%, to $2.6 million as of December 30, 2007, compared to $2.7 million as of December 31, 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premiums receivable in connection with our automobile line of business decreased $0.8 million, or 69.2%, to $0.4 million as of December 31, 2007, compared to $1.2 million as of December 31, 2006. The decrease in automobile related premiums receivable is associated with our current policy to underwrite renewal policies only and not take any new policy applicants.

The activity in the allowance for credit losses for premiums receivable was as follows:

	Years Ended December 31,
	2007	2006
Allowance for credit losses at beginning of year	$66,125	$158,151
Additions charged to bad debt expense	854,005	1,404,002
Write-downs charged against the allowance	(631,757)	(1,496,028)
Allowance for credit losses at end of year	$288,373	$66,125

Reinsurance Recoverable, net

Reinsurance recoverable, net increased $2.7 million, or 13.4%, to $22.9 million as of December 31, 2007, compared to $20.2 million as of December 31, 2006. The increase is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We have not recorded a valuation allowance in connection with our reinsurance recoverable, net.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $2.2 million, or 19.7%, to $9.0 million as of December 31, 2007, compared to $11.2 million as of December 31, 2006. The change in this asset is due to the decrease in our homeowners’ insurance production volume.

An analysis of deferred acquisition costs follows:

	Years Ended December 31,
	2007	2006
Balance, beginning of year	$11,153,168	$9,183,654
Acquisition costs deferred	17,224,942	19,614,691
Amortization expense during year	(19,419,915)	(17,645,177)
Balance, end of year	$8,958,195	$11,153,168

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.0 million, or 56.2%, to $5.6 million as of December 31, 2007, compared to $3.6 million as of December 31, 2006. The increase is comprised primarily of $0.9 million related to unrealized losses on investment securities, $0.8 million in connection with deferred policy acquisition costs, $0.7 million related to unpaid losses and LAE, and $0.7 million related to regulatory assessments, offset by $0.8 million related to unearned premiums, $0.2 million in connection with the sale of our property in Lauderdale Lakes and $0.2 million related to unearned commissions.

Income Taxes Receivable

Income taxes receivable decreased to nothing as of December 31, 2007, compared to $0.8 million as of December 31, 2006. The decrease is due to tax payment patterns in connection with our tax liabilities. The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the Internal Revenue Service (“IRS”) during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 reserve established in conjunction with this process.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.2 million, or 19.3%, to $1.0 million as of December 31, 2007, compared to $1.3 million as of December 31, 2006. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased $1.6 million, or 36.0%, to $2.9 million as of December 31, 2007, compared to $4.6 million as of December 31, 2006. Major components of other assets are as follows:

	December 31, 2007	December 31, 2006
Accrued interest income receivable	$1,429,844	$1,515,584
Notes receivable	807,275	1,027,958
Revenue sharing due from reinsurer	-	979,677
Unamortized loan costs	-	61,572
Compensating cash balances	-	9,911
Due from sale of discontinued operations, net	-	320,000
Prepaid expenses	547,542	531,008
Other	133,639	110,642
Total	$2,918,300	$4,556,352

Unpaid Losses and LAE

Unpaid losses and LAE increased $20.1 million, or 50.7%, to $59.7 million as of December 31, 2007, compared to $39.6 million as of December 31, 2006. The increase in unpaid losses and LAE relates primarily to our loss reserve strengthening relative to the commercial general liability and property lines of business. The composition of unpaid loss and LAE by product line is as follows:

	December 31, 2007	December 31, 2006
Homeowners'	$30,689,760	$21,788,126
Commercial General Liability	22,843,372	11,100,116
Automobile	6,151,658	6,727,236
	$59,684,790	$39,615,478

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

The process of determining significant unpaid losses and LAE estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

The incurred loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident year from one maturity point to the next. We then selected appropriate age-to-age loss development factors based on these historical factors and use the selected factors to project the ultimate losses.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums decreased $21.4 million, or 27.5%, to $56.4 million as of December 31, 2007, compared to $77.8 million as of December 31, 2006. The decrease was due to a $19.4 million decrease in unearned homeowners’ insurance premiums, a $0.5 million decrease in unearned commercial general liability premiums, and a $1.5 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Conversely, in periods of increased written premium on a rolling twelve-month basis, unearned premium generally would be expected to rise.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $1.0 million, or 27.2%, to $2.8 million as of December 31, 2007, compared to $3.8 million as of December 31, 2006. Premium deposits are monies received on policies not yet in force as of December 31, 2007.

Bank Overdraft

Bank overdraft increased $0.6 million, or 7.2%, to $8.7 million as of December 31, 2007, compared to $8.1 million as of December 31, 2006. The bank overdraft relates primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Income Taxes Payable

Income taxes payable increased to $4.2 million as of December 31, 2007, compared to nothing as of December 31, 2006. The change is due to tax payment patterns in connection with our tax liabilities.

Subordinated Debt

Subordinated Debt decreased to nothing as of December 31, 2007, compared to $4.2 million as of December 31, 2006. The decrease is due to the maturity of the notes issued in the 2004 private placement on September 30, 2007 and our final principal and interest payment on these notes.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.5 million, or 19.0%, to $2.0 million as of December 31, 2007, compared to $2.5 million as of December 31, 2006. In accordance with the provisions of SFAS 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.4 million, or 24.1%, to $4.3 million as of December 31, 2007, compared to $5.7 million as of December 31, 2006. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Premiums Written

Gross premiums written decreased $19.1 million, or 12.5%, to $133.6 million for the year ended December 31, 2007, compared to $152.7 million for year ended December 31, 2006. The following table denotes gross premiums written by major product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$99,502,479	74.48%	$114,388,069	74.93%
Commercial General Liability	32,221,551	24.12%	32,213,179	21.10%
Automobile	1,867,304	1.40%	6,063,645	3.97%
Gross written premiums	$133,591,334	100.00%	$152,664,893	100.00%

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$26	0.08%	$-	0.00%
California	23	0.07%	-	0.00%
Florida	21,192	65.77%	22,965	71.29%
Georgia	1,023	3.17%	1,805	5.60%
Kentucky	8	0.03%	9	0.03%
Lousiania	5,595	17.36%	5,743	17.83%
South Carolina	182	0.57%	77	0.24%
Texas	4,127	12.81%	1,604	4.98%
Virginia	46	0.14%	10	0.03%
Total	$32,222	100.00%	$32,213	100.00%

The Company’s sale of homeowners’ policies decreased $14.9 million, or 13.0% to $99.5 million for the year ended December 31, 2007, compared to $114.4 million for the year ended December 31, 2006. The decrease is primarily due to the soft market conditions prevailing in the State of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product.

The Company’s sale of auto insurance policies decreased by $4.2 million, or 69.2%, to $1.9 million for the year ended December 31, 2007, compared to $6.1 million for the year ended December 31, 2006.

Gross Premiums Ceded

Gross premiums ceded decreased $23.0 million, or 34.0%, to $44.6 million for the year ended December 31, 2007, compared to $67.5 million for the year ended December 31, 2006.

(Decrease) Increase in Prepaid Reinsurance Premiums

The (decrease) increase in prepaid reinsurance premiums was ($11.3) million for the year ended December 31, 2007, compared to $20.2 million for year ended December 31, 2006. The change in this account is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

Decrease (Increase) in Unearned Premiums

The decrease (increase) in unearned premiums was $21.4 million for the year ended December 31, 2007, compared to ($16.0) million for year ended December 31, 2006. The change was due to a $19.4 million decrease in unearned homeowners’ insurance premiums, a $0.5 million decrease in unearned commercial general liability premiums, and a $1.5 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $9.9 million, or 11.1%, to $99.2 million for the year ended December 31, 2007, compared to $89.3 million for year ended December 31, 2006. The following table denotes net premiums earned by major product line.

	Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$63,121,360	63.62%	$48,206,614	53.95%
Commercial General Liability	32,738,178	32.99%	27,658,007	30.96%
Automobile	3,364,583	3.39%	13,483,633	15.09%

Net premiums earned	$99,224,121	100.00%	$89,348,254	100.00%

As noted above, the Company’s efforts to expand its commercial general liability lines of insurance products is coming to fruition, as reflected by increased net premiums earned of $5.1 million, or 18.4 % to $32.7 million for the year ended December 31, 2007, compared to $27.7 million for the year ended December 31, 2006.

Commission Income

Commission income increased $5.5 million, to $7.2 million for the year ended December 31, 2007, compared to $1.7 million for the year ended December 31, 2006. Recurring components of our commission income totaled $1.4 million. Non-reoccurring components of our commission income totaled $5.8 million stemming from two separate events. First and pursuant to provisions contained in the three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty, we reported approximately $2.8 million during the year ended December 31, 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $3.0 million in connection with our participation in a Citizens take out program in 2004, wherein the commission was earned by us upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $1.1 million, or 67.7%, to $0.5 million for the year ended December 31, 2007, compared to $1.7 million for year ended December 31, 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.6 million, or 22.5%, to $2.0 million for the year ended December 31, 2007, compared to $2.6 million for year ended December 31, 2006.

Net Investment Income

Net investment income increased $2.0 million, or 34.2%, to $8.0 million for the year ended December 31, 2007, compared to $5.9 million for the year ended December 31, 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 6.10 % for the year ended December 30, 2007 compared to a yield of 5.28 % for the year ended December 31, 2006.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were ($0.1) million for the year ended December 31, 2007, compared to $1.1 for the year ended December 31, 2006. The table below depicts (losses) gains by investment category.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2007	2006
Realized gains:
Fixed securities	$17,587	$151
Equity securities	2,115,461	1,471,307
Total realized gains	2,133,048	1,471,458

Realized losses:
Fixed securities	(384)	(66,722)
Equity securities	(2,278,083)	(341,874)
Total realized losses	(2,278,467)	(408,596)

Net realized (losses) gains on investments	$(145,419)	$1,062,862

Other Income

Other income increased $0.7 million, or 45.2%, to $2.3 million for the year ended December 31, 2007, compared to $1.6 million for the year ended December 31, 2006. Major components of other income for the year ended December 31, 2007 included approximately $1.7 million in connection with FIGA recoupment, $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million of rental income, interest income and miscellaneous income.

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

Loss and LAE increased by $3.2 million, or 7.3%, to $47.6 million for the year ended December 31, 2007, compared to $44.4 million for year ended December 31, 2006. The increase includes $1.2 million adverse development associated with the 2004 hurricanes.

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

The table below reflects no impact to operations during the year ended December 31, 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Hurricanes	Claim Count	Gross Losses	Reinsurance Recoveries	Net Losses
	(Dollars in millions)
Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	4	0.1	0.1	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	205	20.5	20.5	-

Total Loss Estimate	209	$20.6	$20.6	$-

The following table reflects the changes during the year ended December 31, 2007 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $1.2 million occurred during the year ended December 31, 2007 in connection with these storms.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	1	$2.2	$2.2	$-
Frances (September 3)	-	0.8	0.8	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	1	0.2	-	0.2

Total Loss Estimate	2	$4.2	$3.0	$1.2

Our loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2007 was 48.0%, compared to 49.7% for the year ended December 31, 2006. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2007	2006
Homeowners'	37.4%	46.7%
Commercial General Liability	58.9%	38.2%
Automobile	140.0%	84.4%
All lines	48.0%	49.7%

For further discussion, see Note 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.5 million, or 3.6%, to $12.7 million for the year ended December 31, 2007, compared to $13.2 million for the year ended December 31, 2006. The change is primarily due to a $2.3 million aggregate decrease in boards bureaus and associations, bad debts, real estate taxes, motor vehicle reports, telephone, temporary employment, postage and bank fees, offset by a $1.8 million aggregate increase in legal fees, building rent, premium taxes, consulting fees, licensing, accounting fees and a one time settlement payment to State National.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 4.0%, to $6.7 million for the year ended December 31, 2007, compared to $7.0 million for the year ended December 31, 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $0.5 million, or 73.6%, to $0.2 million for the year ended December 31, 2007, compared to $0.7 million for year ended December 31, 2006. The decrease results from our subordinated debt retirement on September 30, 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $2.0 million, or 11.6%, to $19.4 million for the year ended December 31, 2007, compared to $17.4 million for year ended December 31, 2006. The increase is primarily in connection with a more generous commission structure during 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense increased $3.8 million, or 51.8%, to $11.2 million for the year ended December 31, 2007, compared to $7.4 million for the year ended December 31, 2006. The effective rate for income tax expense is 34.5% for the year ended December 31, 2007, compared to 34.7% for the year ended December 31, 2006.

Net Income

As a result of the foregoing, the Company’s net income for the year ended December 31, 2007 was $21.3 million compared to net income of $13.9 million for year ended December 31, 2006.

RESULTS OF OPERATIONS
Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

Gross Premiums Written

Gross premiums written increased $33.2 million, or 27.8%, to $152.7 million for the year ended December 31, 2006, compared to $119.4 million for the year ended December 31, 2005. The following table denotes gross premiums written by major product line.

	Years Ended December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
Homeowners'	$114,388,069	74.93%	$76,181,988	63.78%
Commercial General Liability	32,213,179	21.10%	22,593,477	18.92%
Automobile	6,063,645	3.97%	20,664,832	17.30%
Gross written premiums	$152,664,893	100.00%	$119,440,297	100.00%

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased premiums written of $9.6 million, or 42.6 % to $32.2 million for the year ended December 31, 2006, compared to $22.6 million for the year ended December 31, 2005.

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

The Company’s sale of homeowners’ policies increased $38.2 million, or 50.2%, to $114.4 million for the year ended December 31, 2006, as compared to $76.2 million for year ended December 31, 2005. The increase in homeowners’ gross premiums written was primarily due to the Company’s rate increase, with only a slight increase in the number of policy holders.

The Company’s sale of auto insurance policies decreased $14.6 million, or 70.7%, to $6.1 million for the year ended December 31, 2006, as compared to $20.7 million for year ended December 31, 2005.

Gross Premiums Ceded

Gross premiums ceded increased to a debit balance of ($67.5) million for the year ended December 31, 2006, compared to a debit balance of ($31.4) million for year ended December 31, 2005. The increase was associated with the change in our prepaid reinsurance premiums in connection with our 2006-2007 hurricane season. For further discussion please see Footnote 6 titled “Reinsurance Agreements”.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $20.2 million for the year ended December 31, 2006, compared to $6.6 million for year ended December 31, 2005. The increased credit to written premium was primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

(Increase) in Unearned Premiums

The (increase) in unearned premiums was ($16.0) million for the year ended December 31, 2006, compared to ($11.7) million for year ended December 31, 2005. The change was due to an $18.9 million increase in unearned homeowners’ insurance premiums, a $4.6 million increase in unearned commercial general liability premiums, and a $7.4 million decrease in unearned automobile premiums. These changes reflect our continued growth along our homeowners’ and commercial general liability lines of business. For further discussion, see “Analysis of Financial Condition - Unearned Premiums” on page 49.

Net Premiums Earned

Net premiums earned increased $6.4 million, or 7.7%, to $89.3 million for the year ended December 31, 2006, compared to $83.0 million for year ended December 31, 2005. The following table denotes net premiums earned by major product line.

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

As noted above, the Company’s efforts to expand commercial general liability lines of insurance products are coming to fruition, as reflected by increased net premiums earned of $9.4 million, or 51.9 % to $27.7 million for the year ended December 31, 2006, compared to $18.2 million for the year ended December 31, 2005.

Finance Revenue

Finance revenue decreased $1.9 million, or 52.7%, to $1.7 million for the year ended December 31, 2006, compared to $3.6 million for year ended December 31, 2005. The decrease was primarily due to the sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the finance revenue derived there from. We expect a continuing decline in finance revenue over the near future.

Managing General Agent Fees

Managing general agent fees increased $0.2 million, or 8.5%, to $2.6 million for the year ended December 31, 2006, compared to $2.4 million for year ended December 31, 2005.

Net Investment Income

Net investment income increased $2.1 million, or 54.5%, to $5.9 million for the year ended December 31, 2006, compared to $3.8 million for year ended December 31, 2005. The increase in investment income was primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 5.28% for the year ended December 31, 2006 compared to a yield of 4.66% for the year ended December 31, 2005.

Net Realized Investment Gains

Net realized investment gains increased $0.6 million, or 131.9%, to $1.1 million for the year ended December 31, 2006, compared to $0.5 million for year ended December 31, 2005. The table below depicts the gains (losses) by investment category.

	Years Ended December 31,
	2006	2005
Realized gains:
Fixed securities	$151	$36,981
Equity securities	1,471,307	664,162
Total realized gains	1,471,458	701,143

Realized losses:
Fixed securities	(66,722)	(136,570)
Equity securities	(341,874)	(106,267)
Total realized losses	(408,596)	(242,837)

Net realized gains on investments	$1,062,862	$458,306

Other Income

Other income increased $0.6 million, or 56.5%, to $1.6 million for the year ended December 31, 2006, compared to $1.0 million for year ended December 31, 2005. Major components of other income for the year ended December 31, 2006 included $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property, $0.2 million in connection with a legal settlement, $0.2 million of business interruption recovery, $0.1 million in connection with FIGA fees, $0.1 million of rental income and $0.2 million of miscellaneous other sources.

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

Loss and LAE decreased by $3.9 million, or 8.1%, to $44.4 million for the year ended December 31, 2006, compared to $48.3 million for year ended December 31, 2005. The decrease was attributable to the increase in loss and LAE incurred during the year ended December 31, 2005 which was in connection with the adverse development associated with the 2004 hurricanes.

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

The following table reflects the changes during the year ended December 31, 2006 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $5.5 million occurred during the year ended December 31, 2006 in connection with these storms.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
	(Dollars in millions)
Charley (August 13)	6	$3.6	$3.6	$-
Frances (September 3)	4	3.2	3.1	0.1
Ivan (September 14)	(3)	4.5	-	4.5
Jeanne (September 25)	14	0.9	-	0.9

Total Loss Estimate	21	$12.2	$6.7	$5.5

Our loss ratio, as determined in accordance with GAAP, for the year ended December 31, 2006 was 49.7%, compared to 58.3% for the year ended December 31, 2005. The table below reflects the loss ratios by product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2006	2005
Homeowners'	46.7%	65.5%
Commercial General Liability	38.2%	19.1%
Automobile	84.4%	75.5%
All lines	49.7%	58.3%

For further discussion, see the Note 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $4.9 million, or 60.1%, to $13.2 million for the year ended December 31, 2006, compared to $8.2 million for year ended December 31, 2005. The change was primarily due to a charge to operations of $3.9 million in connection with a FIGA assessment and premium tax expense which increased $1.0 million. Approvals by the OIR to recoup the assessment through an average 1.0% policy surcharge on all of our policies written in Florida over a twelve month period for new and renewal business have been granted. Premium tax expense is directly correlated to written premium, which experienced an increase in 2006.

Salaries and Wages

Salaries and wages increased $0.6 million, or 9.8%, to $7.0 million for the year ended December 31, 2006, compared to $6.4 million for year ended December 31, 2005. As a result of the adoption of SFAS 123R on January 1, 2006, salaries and wages for the year ended December 31, 2006 included a $0.5 million charge, representing approximately 85.9% of the 2006 overall increase. The remaining increase in salaries and wages was due in part to the increased labor costs in connection with additional claims loss adjusters added to our staff. We believe that salaries and wages are consistent with retaining quality management and increased premium production.

Interest Expense

Interest expense decreased $0.7 million, or 53.1%, to $0.7 million for the year ended December 31, 2006, compared to $1.4 million for year ended December 31, 2005. The change was primarily attributed to our decreased reliance upon outside sources for financing our contracts receivable.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $2.8 million, or 19.5%, to $17.4 million for the year ended December 31, 2006, compared to $14.6 million for year ended December 31, 2005. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense for continuing and discontinued operations increased $2.1 million, or 39.9%, to $7.4 million for the year ended December 31, 2006, compared to $5.3 million for the year ended December 31, 2005. The effective rate for income tax expense is 34.7% for the year ended December 31, 2006, compared to 30.4% for the year ended December 31, 2005.

Net Income

As a result of the foregoing, the Company’s net income for the year ended December 31, 2006 was $13.9 million compared to net income of $12.1 million for year ended December 31, 2005.

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2007 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Total	2008	2009	2010	2011	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Unpaid Losses and LAE	$59,685	$32,827	$20,890	$5,968	$-	$-
Operating leases	2,524	613	625	638	648	-
Total	$62,209	$33,440	$21,515	$6,606	$648	$-

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2007, our primary sources of capital were revenues generated from operations, including increased unpaid losses and LAE, decreased prepaid reinsurance premiums, increased income taxes payable, decreased premiums receivable, decreased policy acquisition costs, net of amortization, decreased premium finance contracts receivable, decreased other assets, decreased income taxes recoverable and increased bank overdrafts. Operational sources of capital also included non-cash compensation, depreciation and amortization, provision for uncollectible premiums receivable and common stock issued for interest on notes. Also contributing to our liquidity were proceeds from the sale of investment securities, exercised warrants, a tax benefit related to non-cash compensation and exercised employee stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the year ended December 31, 2007, operations provided net operating cash flow of $32.8 million, as compared to $27.5 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively.

For the year ended December 31, 2007, operations generated $62.0 million of gross cash flow, due to a $20.1 million increase in unpaid losses and LAE, a $6.0 million decrease in prepaid reinsurance premiums, a $3.3 million increase in income taxes payable, a $4.2 million decrease in premiums receivable, a $2.2 million decrease in policy acquisition costs, net of amortization, a $1.4 million decrease in premium finance contracts receivable, a $1.2 million decrease in other assets, a $0.8 million decrease in income taxes recoverable and a $0.6 million increase in bank overdrafts. Operational sources of capital also included $0.4 million of non-cash compensation, $0.3 million of depreciation and amortization, $0.2 million in the provision for uncollectible premiums receivable and $0.1 million of common stock issued for interest on notes, all in conjunction with net income of $21.3 million.

For the year ended December 31, 2007, operations used $29.1 million of gross cash flow primarily due to a $21.4 million decrease in unearned premiums, a $2.7 million increase in reinsurance recoverable, net, a $2.0 million increase in deferred income tax expense, a $1.4 million decrease in accounts payable and accrued expenses and a $1.0 million decrease in premium deposits and customer credit balances. Additional operational uses of cash include $0.4 million of amortization of investment discount and $0.2 million of net realized investment losses.

Subject to catastrophic occurrences, net operating cash flow is currently expected to be positive in both the short-term and the reasonably foreseeable future.

For the year ended December 31, 2007, net investing activities used $19.0 million, as compared to $19.7 million and $15.5 million for the years ended December 31, 2006 and 2005, respectively. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. For the year ended December 31, 2007, investing activities generated $153.6 million and used $172.6 million from the maturity several times over of our very short municipal portfolio.

For the year ended December 31, 2007, net financing activities used $9.2 million, as compared to provided $4.1 million and used $4.0 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, the sources of cash in connection with financing activities included $2.0 million from the exercise of warrants, a $0.2 million tax benefit related to non-cash compensation and $0.2 million of exercised stock options. The uses of cash in connection with financing activities included $5.8 million in dividends paid, $3.8 million for the purchase of treasury stock and $2.1 million for the regularly scheduled principal and interest payments on our Notes.

We continue to offer direct billing in connection with our automobile program, where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on our credit facility, but remain able to charge and collect interest from the policyholder.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2007 were approximately $32.3 million and $27.6 million, respectively, and their statutory net income for the year ended December 31, 2007 were $15.3 million and $1.3 million, respectively.

As of December 31, 2007, 2006, and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

On July 31, 2003, we completed a private placement of 6% Senior Subordinated Notes (the “July 2003 Notes”), which were offered and sold to accredited investors as units consisting of one July 2003 Note with a principal amount of $1,000 and warrants (the “2003 Warrants”) to purchase shares of our Common Stock. We sold an aggregate of $7.5 million of July 2003 Notes in this placement, which resulted in proceeds to us (net of placement agent fees of $450,724 and offering expenses of $110,778) of $6,938,498.

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

The September 2004 Notes paid interest at the annual rate of 6%, mature on September 30, 2007, and ranked pari passu in terms of payment and priority to the July 2003 Notes. Quarterly payments of principal and interest due on the September 2004 Notes, like the July 2003 Notes, were made in cash or, at our option, in shares of our Common Stock. When paid in shares of Common Stock, the number of shares issued was determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitled the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and was exercisable until September 30, 2007. The number of shares issued upon exercise of the 2004 Warrants to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issued upon exercise of the 2004 Warrants to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP required that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 30, 2007, we made the final principal payment of $1,041,667 on the September 2004 notes and the September 2004 warrants expired. Of the 1,019,608 shares that could have been issued in connection with the September 2004 warrants, 911,270 were exercised and 108,338 were unexercised. The unexercised warrants were cancelled as of September 30, 2007.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except EPS)
Revenue:
Net premiums earned	$22,373	$24,814	$27,181	$24,856
Other revenue	3,212	9,679	2,390	4,627
Total revenue	25,585	34,493	29,571	29,483

Expenses:
Losses and LAE	14,103	9,658	14,850	9,009
Other expenses	10,215	9,802	11,066	7,925
Total expenses	24,318	19,460	25,916	16,934

Income before provision for income tax expense	1,267	15,033	3,656	12,549
Provision for income tax expense	425	4,555	1,787	4,459

Net income	$843	$10,478	$1,869	$8,090

Basic net income per share	$0.11	$1.32	$0.24	$1.02

Fully diluted net income per share	$0.10	$1.31	$0.24	$1.01

Weighted average number of common shares outstanding	7,958	7,931	7,892	7,913

Weighted average number of common shares outstanding
(assuming dilution)	8,187	8,015	7,948	7,988

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands except EPS)
Revenue:
Net premiums earned	$21,807	$28,741	$21,707	$17,093
Other revenue	3,307	3,601	3,063	4,595
Total revenue	25,115	32,342	24,770	21,687

Expenses:
Losses and LAE	7,569	9,343	10,271	17,217
Other expenses	8,289	8,389	10,613	10,931
Total expenses	15,858	17,732	20,884	28,148

Income (loss) before provision (benefit) for income tax expense	9,257	14,610	3,887	(6,460)

Provision (benefit) for income tax expense	3,243	5,705	857	(2,410)

Net income (loss)	$6,013	$8,905	$3,029	$(4,051)

Basic net income (loss) per share	$0.88	$1.20	$0.40	$(0.52)

Fully diluted net income (loss) per share	$0.83	$1.19	$0.40	$(0.52)

Weighted average number of common shares outstanding	6,845	7,428	7,561	7,846

Weighted average number of common shares outstanding
(assuming dilution)	7,238	7,466	7,563	7,846

21st Century Holding Company

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2007 and 2006, there were no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2007, approximately 89.4% of investments were in fixed income securities and short-term investments, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 83% of the fixed maturities are considered available for sale and are marked to market. We may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The investment portfolio is managed by the Investment Committee consisting of all current directors in accordance with guidelines established by the Florida OIR.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Interest on fixed maturities	$6,552	$4,618	$2,970
Dividends on equity securities	565	623	660
Interest on short-term securities	691	737	209
Other	230	-	33

Total investment income	8,038	5,978	3,872
Investment expense	(74)	(45)	(31)
Net investment income	$7,964	$5,933	$3,841
Net realized (loss) gain	$(145)	$1,063	$458

The following table summarizes, by type, our investments as of December 31, 2007 and 2006

	December 31, 2007		December 31, 2006
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Fixed maturities, at market:
U.S. government agencies and authorities	$61,308	45.01%	$97,314	77.95%
Obligations of states and political subdivisions	17,777	13.05%	17,804	14.26%
Corporate securities	40,609	29.81%	3,075	2.46%
Total fixed maturities	119,694	87.87%	118,193	94.67%
Equity securities, at market	16,530	12.13%	6,641	5.33%
Total investments	$136,224	100.00%	$124,834	100.00%

21st Century Holding Company

Fixed maturities are carried on the balance sheet at market. At December 31, 2007 and 2006, fixed maturities had the following quality ratings by Moody's Investors Service, Inc. ("Moody's") and for securities not assigned a rating by Moody's, Standard and Poor's Company ratings were used:

	December 31, 2007		December 31, 2006
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
AAA	$111,795	93.40%	$113,353	95.91%
AA	2,819	2.36%	1,471	1.24%
A	1,889	1.58%	1,400	1.18%
BBB	2,713	2.26%	1,487	1.26%
BB++	478	0.40%	481	0.41%
Not rated	-	-	-	-
	$119,694	100.00%	$118,192	100.00%

The following table summarizes, by maturity, the fixed maturities as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
		(Dollars in Thousands)
Matures In:
One year or less	$29,925	25.00%	$17,462	14.77%
One year to five years	38,363	32.05%	80,186	67.84%
Five years to 10 years	16,400	13.70%	18,955	16.04%
More than 10 years	35,006	29.25%	1,589	1.35%
Total fixed maturities	$119,694	100.00%	$118,192	100.00%

At December 31, 2007, the weighted average maturity of the fixed maturities portfolio was approximately 5.0 years.

The following table provides information about the financial instruments as of December 31, 2007 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values:

								Carrying
	2008	2009	2010	2011	2012	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
U.S. government agencies and authorities	$17,000	$400	$18,000	$-	$8,000	$16,900	$60,300	$61,308
Obligations of states and political subdivisions	10,745	1,465		1,115	910	3,275	17,510	17,777
Corporate securities	2,150	500	2,400	-	500	35,148	40,698	40,609
Collateralized mortgage obligations	-	-	-	-	-	-	-	-
Equity securities, at market	-	-	-	-	-	-	-	16,530
Mortgage notes receivable	-	-	-	-	-	-	-	-
All investments	$29,895	$2,365	$20,400	$1,115	$9,410	$55,323	$118,508	$136,224

Weighted average interest rate by expected maturity:
U.S. government agencies and authorities	5.15%	3.38%	5.12%	0.00%	4.38%	5.51%	5.13%
Obligations of states and political subdivisions	4.69%	4.71%	0.00%	0.00%	3.73%	4.91%	4.38%
Corporate securities	5.28%	7.57%	4.98%	4.17%	5.63%	5.79%	5.73%
Collateralized mortgage obligations	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage notes receivable	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.99%	5.09%	5.10%	4.17%	4.38%	5.65%	5.23%

21st Century Holding Company

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying balance sheets of 21st Century Holding Company as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited 21st Century Holding Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 21st Century Holding Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Certification Report included in the Company’s 2007 Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 21st Century Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

De Meo Young McGrath

Boca Raton, FL

March 15, 2008

21st Century Holding Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS	(Dollars in Thousands)
Investments
Fixed maturities, available for sale, at fair value	$99,484	$98,525
Fixed maturities, held to maturity, at amoritized cost	20,210	19,667
Equity securities, available for sale, at fair value	16,530	6,641

Total investments	136,224	124,834

Cash and short term investments	22,524	17,917
Receivable for investments sold	6,420	-
Finance contracts, net of allowance for credit losses of $38 in 2007 and $116 in
2006, and net of unearned finance charges of $15 in 2007 and $90 in 2006	420	1,831
Prepaid reinsurance premiums	8,471	14,460
Premiums receivable, net of allowance for credit losses of $288 and $66, respectively	3,797	7,222
Reinsurance recoverable, net	22,942	20,230
Deferred policy acquisition costs	8,958	11,153
Deferred income taxes, net	5,640	3,610
Income taxes receivable	-	787
Property, plant and equipment, net	1,046	1,296
Other assets	2,918	4,556

Total assets	$219,361	$207,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$59,685	$39,615
Unearned premiums	56,394	77,829
Premiums deposits and customer credit balances	2,761	3,793
Bank overdraft	8,695	8,107
Income taxes payable	4,226	-
Subordinated debt	-	4,167
Deferred gain from sale of property	1,998	2,467
Accounts payable and accrued expenses	4,346	5,725

Total liabilities	138,104	141,704

Commitments and Contingencies

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding 7,871,234 and 7,896,919, respectively	79	79
Additional paid-in capital	48,240	47,070
Accumulated other comprehensive (deficit)	(2,596)	(967)
Retained earnings	35,534	20,011
Total shareholders' equity	81,257	66,193
Total liabilities and shareholders' equity	$219,361	$207,897

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$133,591	$152,665	$119,440
Gross premiums ceded	(44,551)	(67,520)	(31,414)

Net premiums written	89,041	85,145	88,026

(Decrease) Increase in prepaid reinsurance premiums	(11,251)	20,193	6,623
Decrease (Increase) in unearned premiums	21,435	(15,990)	(11,686)

Net change in prepaid reinsurance premiums and unearned premiums	10,184	4,203	(5,063)

Net premiums earned	99,224	89,348	82,963
Commission income	7,214	1,679	409
Finance revenue	545	1,686	3,567
Managing general agent fees	2,035	2,625	2,420
Net investment income	7,964	5,933	3,841
Net realized investment (losses) gains	(145)	1,063	458
Other income	2,296	1,581	1,010

Total revenue	119,132	103,915	94,669

Expenses:
Loss and LAE	47,619	44,400	48,336
Operating and underwriting expenses	12,684	13,160	8,219
Salaries and wages	6,732	7,011	6,384
Interest expense	173	656	1,398
Policy acquisition costs, net of amortization	19,420	17,395	14,561

Total expenses	86,627	82,622	78,899

Income from continuing operations before provision for income tax expense	32,505	21,293	15,771
Provision for income tax expense	11,226	7,396	4,690

Net income from continuing operations	21,280	13,896	11,081

Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0,
and $1,630,000, respectively)	-	-	1,630
Provision for income tax expense	-	-	595

Income from discontinued operations	-	-	1,035

Net income	$21,280	$13,896	$12,116

Basic net income per share from continuing operations	$2.69	$1.84	$1.78

Basic net income per share from discontinued operations	$-	$-	$0.17

Basic net income per share	$2.69	$1.84	$1.95

Fully diluted net income per share from continuing operations	$2.65	$1.72	$1.67

Fully diluted net income per share from discontinued operations	$-	$-	$0.16

Fully diluted net income per share	$2.65	$1.72	$1.83

Weighted average number of common shares outstanding	7,922,542	7,537,550	6,228,043

Weighted average number of common shares outstanding (assuming dilution)	8,030,205	8,085,722	6,628,076

Dividends paid per share	$0.72	$0.48	$0.32

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Deficit	Retained Earnings	Treasury Stock	Total Shareholder's Equity
	(Dollars in Thousands)
Balance as of December 31, 2004		$67	$26,310	$(505)	$884	$(1,780)	$24,977

Net Income	$12,116				$12,116		$12,116
Cash Dividends					(2,339)		(2,339)
Stock issued in lieu of cash payment for
principal and interest associated with our notes		$2	$1,981				1,982
Treasury stock retired		(7)	(1,773)			$1,780
Stock options exercised		4	2,816				2,819
Warrants exercised		2	2,498				2,500
Other					(255)		(255)
Net unrealized change in investments,
net of tax effect of $927	(1,032)			($1,032)			(1,032)
Comprehensive income	$11,083

Balance as of December 31, 2005		$68	$31,832	$(1,537)	$10,405	$-	$40,767

Net Income	$13,896				$13,896		$13,896
Cash Dividends					(4,290)		(4,290)
Stock issued in lieu of cash payment for principal and interest associated with our notes		$1	$1,794				1,795
Treasury stock		(1)	(2,000)				(2,001)
Stock options exercised		3	2,596				2,600
Warrants exercised		8	10,661				10,669
Shares based compensation			2,187				2,187
Net unrealized change in investments,
net of tax effect of $344	570			$570			570
Comprehensive income	$14,466

Balance as of December 31, 2006		$79	$47,070	$(967)	$20,011	$-	$66,193

Net Income	$21,280				21,280		21,280
Cash Dividends					(5,757)		(5,757)
Stock issued in lieu of cash payment for principal and interest associated with our notes		1	2,192				2,193
Treasury stock - original		(3)	(3,819)				(3,823)
Stock options exercised			176				176
Warrants exercised		2	2,033				2,035
Shares based compensation			589				589
Net unrealized change in investments, net of tax effect of $927	(1,629)			(1,629)			(1,629)
Comprehensive income	$19,651						-

Balance as of December 31, 2007		$79	$48,240	$(2,596)	$35,534	$-	$81,256

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$21,280	$13,896	$11,081
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment (discount), net	(360)	(297)	(222)
Depreciation and amortization of property plant and equipment, net	317	342	445
Net realized investment (loss) gains	(188)	1,063	513
Gain on sale of assets	-	(578)	-
Common Stock issued for interest on Notes	109	128	316
(Recovery) Provision for credit losses, net	(31)	14	638
Provision (recovery) for uncollectible premiums receivable	222	(102)	(252)
Non-cash compensation	405	539	-
Changes in operating assets and liabilities:
Premiums receivable	3,203	386	(1,229)
Prepaid reinsurance premiums	5,990	(26,793)	(6,623)
Reinsurance recoverable, net	(2,712)	140,912	(111,187)
Income taxes recoverable	787	(787)	7,915
Deferred income tax expense	(2,030)	(906)	952
Deferred gain on sale of assets	-	(2,366)	-
Policy acquisition costs, net of amortization	2,195	(1,970)	(2,226)
Premium finance contracts receivable	1,442	5,467	339
Other assets	1,169	2,491	(2,070)
Unpaid losses and LAE	20,069	(114,423)	107,468
Unearned premiums	(21,435)	15,990	11,686
Premium deposits and customer credit balances	(1,032)	1,648	273
Funds held under reinsurance treaties	-	(1,545)	1,545
Income taxes payable	4,226	(3,020)	3,020
Bank overdraft	588	(4,130)	(2,459)
Accounts payable and accrued expenses	(1,379)	1,557	841
Net cash provided by operating activities - continuing operations	32,834	27,517	20,762
Net cash (used for) operating activities - discontinued operations	-	-	(1,380)
Net cash provided by operating activities	32,834	27,517	19,381
Cash flow (used in) investing activities:
Proceeds from sale of investment securities available for sale	195,812	271,265	122,532
Purchases of investment securities available for sale	(214,733)	(296,209)	(139,505)
Purchases of property and equipment	(67)	(400)	(182)
Proceeds from sale of assets	-	5,607	-
Net cash (used) in investing activities - continuing operations	(18,988)	(19,736)	(17,155)
Net cash provided by investing activities - discontinued operations	-	-	1,689
Net cash (used in) investing activities	(18,988)	(19,736)	(15,466)
Cash flow (used in) provided by financing activities:
Subordinated debt (repaid)	(2,083)	(4,375)	(5,000)
Exercised stock options	177	2,600	3,059
Dividends paid	(5,758)	(4,290)	(2,339)
Exercised warrants, net	2,035	10,669	2,260
Purchase of treasury stock	(3,823)	(2,001)	-
Tax benefit related to non-cash compensation	214	(1,648)
Revolving credit outstanding	-	(187)	(1,952)
Net cash (used in) provided by financing activities - continuing operations	(9,239)	4,064	(3,972)
Net increase (decrease) in cash and short term investments	4,608	11,845	(56)
Cash and short term investments at beginning of period	17,917	6,071	6,128
Cash and short term investments at end of period	$22,524	$17,917	$6,071

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(continued)	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$339	$684
Non-cash investing and finance activities:
Accrued dividends payable	$1,475	$1,444	$749
Retirement of subordinated debt by Common Stock issuance	$2,193	$1,667	$1,667
Stock issued to pay interest on subordinated debt	$109	$128	$316

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents controls substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

Insurable events during 2007 and 2006 were more normal in nature as compared to 2005 and 2004. The insurable events during 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2007 and 2006 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity, however the per-claim severity in connection with our commercial general liability and homeowners’ lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and LAE are affected by a number of factors including:

•  the quality of the insurable risks underwritten;

•  the nature and severity of the loss;

•  weather-related patterns;

•  the availability, cost and terms of reinsurance;

•  underlying settlement costs, including medical and legal costs;

•  legal and political factors such as legislative initiatives and public opinion.

We continue to manage the foregoing to the extent within our control. Many of the foregoing are partially, or entirely, outside our control.

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier.

American Vehicle is authorized as either an admitted or surplus lines carrier to underwrite commercial general liability coverage. American Vehicle has either ongoing operations or operations expected to commence this year in several states. The table below denotes by state American Vehicle’s authority, status of operations and where new applications are pending. We may not receive authority to write in every state we request due to state specific guidelines.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

States	Admitted carrier	Surplus lines carrier	Ongoing operations	Operations expected to commence this year	Application pending
Alabama	✓		✓
Arkansas		✓		✓
California		✓	✓
Florida	✓		✓
Georgia		✓	✓
Kentucky		✓	✓
Louisiana	✓		✓
Maryland		✓		✓
Missouri		✓		✓
Nevada		✓		✓
Ohio		✓			✓
Oklahoma		✓			✓
South Carolina		✓	✓
Tennessee		✓			✓
Texas	✓		✓
Virginia		✓	✓

Additionally, both Federated National and American Vehicle are authorized to underwrite personal automobile insurance in Florida as an admitted carrier.

During 2007 American Vehicle applied for and was granted, by the State of Florida in 2008, a license to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier. We believe theses new lines of authority will bode well with American Vehicle’s existing customers. Operations under American Vehicle’s newly granted line of authority are expected to begin during 2008.

During the year ended December 31, 2007, 74.5%, 24.1% and 1.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the year ended December 31, 2006, 74.9%, 21.1% and 4.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior.

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

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states we shall contract with general agents to market our commercial general liability insurance product beyond the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and servicing additional insurance products in the future.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) CASH AND SHORT TERM INVESTMENTS

We consider all short-term highly liquid investments with original maturities of less than three months to be short term investments.

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

(f) UNPAID LOSSES AND LAE

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

There can be no assurance that our unpaid losses and LAE reserves will be adequate to cover actual losses. If our unpaid losses and LAE prove to be inadequate, we will be required to increase the liability with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of the established unpaid losses and LAE could have a material adverse effect on our business, results of operations and financial condition.

Accounting for loss contingencies pursuant to SFAS 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

(i) MANAGING GENERAL AGENT FEES

If substantially all the costs associated with the MGA contracts which do not involve affiliated insurers are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in Managing General Agent Fees are policy fees charged by the insurance companies and passed through to Assurance MGA. Policy fees are discussed below.

(j) POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten. These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2007, all reinsurance recoverables are considered collectible.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

(m) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses and finance contracts. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used. Additionally, our credit risk in connection with our reinsurers is mitigated by the establishment of irrevocable clean letters of credit in favor of Federated National.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, Fair Value Measurements. We will adopt SFAS 159 on its effective date, January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact, if any, on our financial position or results of operations.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any impact upon the adoption of SFAS 157 on our consolidated financial statements.

In September 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for years ending after December 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS 158.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In June 2006, FASB issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation was effective for fiscal years beginning after December 15, 2006. The Company evaluated the impact that FIN 48 will have on its Consolidated Financial Statements. Additionally, we have developed a process to capture and quantify any such effect that FIN 48 could have on the Company and concluded there was no impact on our consolidated financial statements for the year ended December 31, 2007.

In February 2006, FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS 155.

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

Risks Related to Our Business

•	Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

•
Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

•	We may experience financial exposure from climate change.

•	Our loss reserves may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

•	Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

•	Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

•	We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain.

•	Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

•	If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

•	We may require additional capital in the future which may not be available or only available on unfavorable terms.

•	Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

•	Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

•	Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

•	We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

•	We are named as a defendant in a securities class action lawsuit and it may have an adverse impact on our business.

•
Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate insurance, which could limit or halt our growth and harm our business.

•	We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

•	We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

•
Nonstandard automobile insurance historically has a higher frequency of claims than standard automobile insurance, thereby increasing our potential for loss exposure beyond what we would be likely to experience if we offered only standard automobile insurance.

•
Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

•	Our success depends on our ability to accurately price the risks we underwrite.

•	Current operating resources are necessary to develop future new insurance products.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

•	Our business strategy is to avoid competition based on price to the extent possible. This strategy, however, may result in the loss of business in the short term.

•	Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

Risks Related to an Investment in Our Shares

•	Our largest shareholders currently control approximately 10% of the voting power of our outstanding common stock, which could discourage potential acquirers and prevent changes in management.

•	We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

•	Our articles of incorporation, bylaws and Florida law may discourage takeover attempts and may result in entrenchment of management.

•	As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2007 and 2006. Changes in interest rates subsequent to December 31, 2007 may affect the fair value of our investments. Refer to Note 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2007 and 2006 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable, accrued expenses and subordinated debt.

(r) STOCK OPTION PLANS

At December 31, 2007, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in footnote 8, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated, as not required to by the pronouncement.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

(s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2007.

(t) RECLASSIFICATIONS

Certain 2006 and 2005 financial statement amounts have been reclassified to conform to the 2007 presentations.

(3) INVESTMENTS

SFAS 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading securities or Available-for-sale. Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for the sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income”. We did not hold any non-traded investment securities during 2007 or 2006.

Additional provisions contained in SFAS 115 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 85.2% of total investments as of December 31, 2007, as compared to 84.2% as of December 31, 2006. The investments held at December 31, 2007 and December 31, 2006 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. Our equity holdings held at December 31, 2007 were primarily in trust companies, financial companies and mutual funds; and our equity holdings at December 31, 2006 were primarily in trust companies and mutual funds.

As of December 31, 2007 and 2006 we have classified $20.2 million and $19.7 million, respectively, of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure irrevocable letters of credit to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. During January 2008 this letter of credit was reduced to $3.0 million.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

We determined that one of our securities qualified for other than temporary impairment status during the three months ended September 30, 2007. In connection with this process we charged to operations a net realized investment loss that totaled approximately $797,000, net of an estimated provisional tax effect of approximately $481,000. This investment was subsequently sold during the three months ended December 31, 2007, and we recognized an additional $200,000 loss, net of an estimated tax benefit of approximately $122,000 in connection with this security.

There were no impaired investments written down as of December 31, 2007, 2006 and 2005.

(a) FIXED MATURITIES AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Fixed maturities, at market:
U.S. government agencies and authorities	$61,308	45.01%	$97,314	77.95%
Obligations of states and political subdivisions	17,777	13.05%	17,804	14.26%
Corporate securities	40,609	29.81%	3,075	2.46%
Total fixed maturities	119,694	87.87%	118,193	94.67%
Equity securities, at market	16,530	12.13%	6,641	5.33%
Total investments	$136,224	100.00%	$124,834	100.00%

The following table shows the realized (losses) gains for fixed and equity securities for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	2007	at Sale	2006	at Sale
Fixed income securities	$17,587	$28,999,444	$151	$4,000,000
Equity securities	2,115,461	27,337,819	1,471,307	62,897,114
Total realized gains	2,133,048	56,337,263	1,471,458	66,897,114

Fixed income securities	(384)	10,705,063	(66,722)	12,985,290
Equity securities	(2,278,083)	20,152,671	(341,874)	13,378,445
Total realized losses	(2,278,467)	30,857,734	(408,596)	26,363,735

Net realized (losses) gains on investments	$(145,419)	$87,194,997	$1,062,862	$93,260,849

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2007 and 2006 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$42,168,621	$56,787	$125,762	$42,099,646
Obligations of states and political
subdivisions	17,277,199	67,082	68,788	17,275,493
Corporate securities	40,155,178	230,103	276,419	40,108,862
	$99,600,998	$353,972	$470,969	$99,484,001

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$19,208,295	$74,313	$88,498	$19,194,110
Obligations of states and political
subdivisions	501,223	-	9,045	492,178
Corporate securities	500,000	2,700	11,210	491,490
	$20,209,518	$77,013	$108,753	$20,177,778

Equity securities - common stocks	$20,519,623	$18,440	$4,007,761	$16,530,302

December 31, 2006
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$79,335,392	$25,274	$713,464	$78,647,202
Obligations of states and political
subdivisions	17,448,400	17,566	163,071	17,302,895
Corporate securities	2,660,980	6,842	92,773	2,575,049
	$99,444,772	$49,682	$969,308	$98,525,146
Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$18,665,722	$148	$429,062	$18,236,808
Obligations of states and political
subdivisions	501,483	-	7,023	494,460
Corporate securities	500,000	-	11,210	488,790
	$19,667,205	$148	$447,295	$19,220,058

Equity securities - common stocks	$7,272,300	$114,592	$745,592	$6,641,300

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

The table below reflects the aging of our unrealized investment losses by investment class.

	Unrealized holdings net	Less than 12	12 months or
	losses	months	longer
Fixed maturities:
U.S. government obligations	$(126,815)	$-	$(126,815)
Obligations of states and political subdivisions	(68,788)	-	(68,788)
	(195,603)	-	(195,603)

Corporate securities:
Financial	(41,810)	(19,710)	(22,100)
Other	(233,556)	(72,347)	(161,209)
	(275,366)	(92,057)	(183,309)
Equity securities:
Common stocks	(4,007,761)	(2,793,980)	(1,213,781)

Total fixed, corporate and equity securities	$(4,478,730)	$(2,886,037)	$(1,592,693)

Below is a summary of fixed maturities at December 31, 2007 and 2006 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$30,034,570	$29,925,570	$17,467,170	$17,462,617
Due after one year through
five years	37,218,008	38,350,186	80,448,010	80,186,000
Due after five years through ten
years	16,399,262	16,412,262	19,578,795	18,955,127
Due after ten years	36,158,676	35,005,501	1,618,004	1,588,607
	$119,810,516	$119,693,519	$119,111,979	$118,192,351

United States Treasury Notes with a book value of $1,046,000, each, and maturing in 2012 were on deposit with the Florida OIR as of December 31, 2007, as required by law for both Federated National and American Vehicle and are included with other investments held until maturity.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

A summary of the sources of net investment income follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturities	$6,191,238	$4,617,875	$2,969,931
Equity securities	564,634	622,791	660,309
Cash and cash equivalents	691,156	736,980	208,766
Other	591,909	-	33,000
Total investment income	8,038,937	5,977,646	3,872,006
Less investment expenses	(74,493)	(44,963)	(30,852)
Net investment income	$7,964,444	$5,932,683	$3,841,154

Proceeds from sales of fixed maturities and equity securities for the years ended December 31, 2007, 2006 and 2005 were approximately $202.2 million, $271.3 million and $122.5 million, respectively.

A summary of realized investment (losses) gains and (increases) in net unrealized losses follows:

	Years Ended December 31,
	2007	2006	2005
Net realized (losses) gains:
Fixed maturities	$17,203	$(66,571)	$(99,589)
Equity securities	(162,622)	1,129,433	557,895
Total	$(145,419)	$1,062,862	$458,306
Net unrealized losses:
Fixed maturities	$(116,996)	$(919,625)	$(984,724)
Equity securities	(3,989,319)	(631,000)	(1,479,992)
Total	$(4,106,315)	$(1,550,625)	$(2,464,716)

(4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance:

	Years Ended December 31,
	2007	2006
Finance contracts receivable	$473,240	$2,037,509
Less:
Unearned income	(14,932)	(89,691)
Allowance for credit losses	(38,014)	(116,425)
Finance contracts, net of allowance for credit losses	$420,294	$1,831,393

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

The activity in the allowance for credit losses was as follows:

	Years Ended December 31,
	2007	2006
Allowance for credit losses at beginning of year	$116,425	$419,455
Recoveries credited against the allowance	(47,799)	(289,060)
Additions charged to bad debt expense	(30,612)	(13,970)
Allowance for credit losses at end of year	$38,014	$116,425

As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2007	2006
Building and improvements	$602,000	$602,000
Furniture and fixtures	3,021,969	2,976,067
Property, plant and equipment, gross	3,623,969	3,578,067
Accumulated depreciation	(2,577,568)	(2,282,199)
Property, plant and equipment, net	$1,046,401	$1,295,868

Depreciation of property, plant, and equipment was $316,525, $342,108, and $444,744 during 2007, 2006 and 2005, respectively.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

The impact of the excess of loss reinsurance treaties on the financial statements is as follows:

	Years Ended December 31,
	2007	2006	2005
Premium written:
Direct	$133,591,334	$152,664,893	$119,440,297
Ceded	(44,550,721)	(67,519,911)	(31,413,815)
	$89,040,613	$85,144,982	$88,026,482

Premiums earned:
Direct	$155,025,959	$137,609,238	$107,753,959
Ceded	(55,801,838)	(48,260,984)	(24,790,463)
	$99,224,121	$89,348,254	$82,963,496

Losses and LAE incurred:
Direct	$71,517,245	$77,463,843	$225,350,897
Ceded	(23,898,323)	(33,063,935)	(177,014,467)
	$47,618,922	$44,399,908	$48,336,430

	As of December 31,
	2007	2006
Unpaid losses and LAE, net:
Direct	$59,684,790	$39,615,478
Ceded	(20,133,375)	(12,382,028)
	$39,551,416	$27,233,450

Unearned premiums:
Direct	$56,394,473	$77,829,099
Ceded	(21,075,936)	(32,327,054)
	$35,318,537	$45,502,044

At December 31, 2007 prepaid reinsurance premiums were nothing, compared to $6.6 million as of December 31, 2006. These prepaid reinsurance premiums were associated with a single reinsurer and returned pursuant to provisions contained in the three-year reinsurance treaties, in which we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with the cancellation of this treaty, we reported approximately $2.8 million commission income during the year ended December 31, 2007.

The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $4.1 million that can be drawn on for amounts that remain unpaid for more than 120 days.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

The impact of the quota-share reinsurance treaties on the financial statements is as follows:

	As of December 31,
	2007	2006
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Reinsurance recoverable on paid losses and LAE	$20,823	$113,061
Unpaid losses and LAE	137,546	153,114
	$158,369	$266,175

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$137,546	$153,114
Reinsurance recoverable on paid losses and LAE	20,823	113,061
Reinsurance receivable	-	218
	$158,369	$266,393

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows:

	Years Ended December 31,
	2007	2006
Balance at January 1:	$39,615,478	$154,038,543
Less reinsurance recoverables	(12,382,028)	(128,419,923)
Net balance at January 1	$27,233,450	$25,618,620

Incurred related to:
Current year	$38,452,431	$35,105,812
Prior years	9,166,491	9,294,096
Total incurred	$47,618,922	$44,399,908

Paid related to:
Current year	$15,628,017	$17,420,147
Prior years	19,672,941	25,364,930
Total paid	$35,300,958	$42,785,077

Net balance at year-end	$39,551,415	$27,233,450
Plus reinsurance recoverables	20,133,375	12,382,028
Balance at year-end	$59,684,790	$39,615,478

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid loses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for loss and LAE for claims occurring in prior years by $9,166,491, $9,294,096 and $6,094,843 for the years ended December 31, 2007, 2006 and 2005, respectively. The adjustments in the liability were primarily attributable to loss development in connection with the four hurricanes of 2004 There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2007.

(8) REVOLVING CREDIT OUTSTANDING

Federated Premium’s operations were funded by the revolving loan agreement with FlatIron. The Revolving Agreement is structured as a sale of contracts receivable under a sale and assignment agreement with WPAC, which gives them the right to sell or assign these contracts receivable. Federated Premium, which services these contracts, has recorded transactions under the Revolving Agreement as secured borrowings. There were no outstanding borrowings under the Revolving Agreement as of December 31, 2007. Outstanding borrowings under the Revolving Agreement as of December 31, 2006 and 2005 were approximately $0.01 million and $0.20 million, respectively. This credit facility terminated, at our request, during 2007.

Finance contracts receivable decreased $1.4 million, or 77.0%, to $0.4 million as of December 31, 2007, compared to $1.8 million as of December 31, 2006. We anticipate a continued decline in the short-term in connection with premiums financed contracts. The Company anticipates continued use of the direct bill feature associated with the two insurance companies and their automobile lines of business.

(9) INCOME TAXES

A summary of the provision for income tax expense is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal:
Current	$10,711,544	$7,732,974	$3,710,317
Deferred	(1,247,894)	(798,161)	747,661
Provision for Federal income tax expense	9,463,650	6,934,813	4,457,978

State:
Current	1,895,000	546,796	-
Deferred	(133,131)	(85,215)	827,244
Provision for state income tax expense	1,761,869	461,581	827,244
Provision for income tax expense	$11,225,519	$7,396,394	$5,285,222

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows:

	Years Ended December 31,
	2007	2006	2005
Computed expected tax provision, at federal rate	$11,051,807	$8,151,908	$5,211,285
State tax, net of federal deduction benefit	1,179,943	(56,242)	545,981
Tax-exempt interest	(360,397)	(304,135)	(149,627)
Dividend received deduction	(114,225)	(139,442)	(145,207)
Valuation allowance for capital loss carry forward	71,545	-	-
Interest expense not requiring cash	23,021	47,821	31,750
Other, net	(626,175)	(303,516)	(208,960)
Income tax expense, as reported	$11,225,519	$7,396,394	$5,285,222

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Unpaid losses and LAE	$1,675,398	$946,455
Unearned premiums	2,670,007	3,436,434
Unrealized loss on investment securities	1,510,438	583,500
Allowance for credit losses	122,819	68,693
Unearned commissions	-	183,486
Regulatory assessments	2,096,050	1,423,930
Discount on advance premiums	30,349	22,220
Unearned adjusting income	-	845
Deferred gain on sale and leaseback	607,738	838,766
Stock option expense per FASB 123 (R)	173,056	202,741
Total deferred tax assets	8,885,855	7,707,070

Deferred tax liabilities:
Deferred acquisition costs, net	(3,331,949)	(4,157,917)
Depreciation	86,498	71,446
Prepaid expenses	(584)	(10,358)
Total deferred tax liabilities	(3,246,035)	(4,096,829)

Net deferred tax asset	$5,639,820	$3,610,241

Based upon the results of our analysis and the application of the provisions of FIN 48, we have determined that all material tax positions meet the recognition threshold and can be considered as highly certain tax positions. This is based on clear and unambiguous tax law, and we are highly confident that the full amount of each tax position will be sustained upon possible examination. Accordingly, the full amount of the tax positions will be recognized in the financial statements.

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2007 and 2006, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the IRS during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 reserve established in conjunction with this process.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10% of their liabilities or a statutory minimum capital and surplus as defined in the Code. Federated National and American Vehicle are required to have a minimum capital surplus of $4.0 million. At December 31, 2007, 2006 and 2005, Federated National’s statutory capital surplus was $32.3 million, $19.5 million and $11.2 million, respectively. At December 31, 2007, 2006 and 2005, American Vehicle had statutory capital surplus of $27.6 million, $26.7 million and $18.0 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2007, 2006 and 2005, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2007, to meet regulatory requirements, we had bonds with a carrying value of approximately $2.2 million pledged to the Insurance Commissioner of the State of Florida.

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

No dividends were paid by Federated National or American Vehicle in 2007, 2006 or 2005, and none are anticipated in 2008. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Based upon the 2007 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2006 statutory financial statements for American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements. Based upon the 2006 statutory financial statements for Federated National, statutory surplus did not exceed company action levels established by the NAIC. Federated National’s results required us to submit a plan containing corrective actions.

Based on Risk Based Capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 653.0%, 165.4 % and 154.0% at December 31, 2007, 2006 and 2005, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 448.5%, 444.2% and 329.7% at December 31, 2007, 2006 and 2005, respectively.

Federated National’s 2004 regularly scheduled statutory triennial examination during 2005 for the three years ended December 31, 2004 was performed by the Florida OIR. American Vehicle's examination was for the three years ended December 31, 2005 was also performed by the Florida OIR. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 on American Vehicle in connection with this OIR examination.

We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. Federated National anticipates a regularly scheduled statutory triennial examination by the Florida OIR to occur during 2008 for the three years ended December 31, 2007 however we have not yet received any notice of such examination.

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

As of December 31, 2007, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on three out of thirteen ratios. There were two exceptions in connection with surplus growth and one exception in connection with adverse homeowner claims in connection with the hurricanes of 2004 and 2005.

As of December 31, 2006, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on six out of thirteen ratios. There was one exception in connection with surplus growth, one exception in connection with liabilities to liquid assets and four exceptions in connection with adverse homeowner claims in connection with the 2004 hurricanes.

As of December 31, 2007, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. The exceptions were in connection with reserve development in connection with our Commercial General Liability program.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2007 IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31 2007 and 2006, respectively.

	Unusual Values Equal to Or		Federated National		American Vehicle
	Over	Under	2007	2006	2007	2006
Gross Premiums to Policyholders' Surplus	900	-	312	765	122	167
Net Premium to Policyholders' Surplus	300	-	174	290	122	167
Change in Net Writings	33	-33	28	-8	-24	4
Surplus Aid to Policyholders' Surplus	15	-	-	-	-	-
Two-year Overall Operating Ratio	100	-	82	102 *	88	82
Investment Yield	6.5	3	6.2	6.4	4.9	3.9
Gross Change in Policyholders' Surplus	50.0	-10	66*	36	3	49
Net Change in Adjusted Policyholders' Surplus	25	-10	66*	36 *	3	49	*
Liabilities to Liquid Assets	105	-	73	113 *	66	69
Gross Agents' Balance to Policyholders' Surplus	40	-	3	14	9	23
One-Year Reserve Development to Policyholders' Surplus	20	-	13	26 *	20 *	13
Two-Year Reserve Development to Policyholders' Surplus	20	-	49*	186 *	29 *	6
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	19	120 *	-25	11

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $32.3 million and $19.5 million as of December 31, 2007 and 2006, respectively. Federated National's statutory net income (loss) was $15.3 million, $1.7 million and ($2.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. Federated National’s statutory non-admitted assets were approximately $1.2 million and $11.0 million as of December 31, 2007 and 2006, respectively.

American Vehicle’s statutory capital and surplus was $27.6 million and $26.7 million as of December 31, 2007 and 2006, respectively. American Vehicle’s statutory net income was approximately $1.3 million, $6.2 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005 respectively. American Vehicle’s statutory non-admitted assets were approximately $0.9 million and $0.4 million as of December 31, 2007 and 2006, respectively.

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

The 2004, 2003 and 2002 consolidated Federal Income Tax Returns filed by the Company have been examined by the IRS during 2006 and 2005. We have concurred with certain IRS conclusions and have appealed other conclusions. Irrespective of the ongoing appellate process, we do not believe that a material adjustment will occur. Income taxes receivable are net of $160,000 reserve established in conjunction with this process.

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. During 2006 we were assessed $3.9 million in connection with the association. For statutory accounting purposes these assessments are not charged to operations in contrast GAAP treatment to charge current operations for the assessments. Through policyholder surcharges, as approved by the OIR, we recouped $1.6 million in connection with these assessments during 2007. There were no assessments made for the years ended December 31, 2007 or 2005.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment and has recouped approximately $0.4 million and $1.2 million during 2007 and 2006, respectively. As noted above, Federated National has subrogated $1.5 million to our reinsurers.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the year ended December 31, 2007 Federated National was assessed $7,470 and American Vehicle recovered $842, by and from the JUA Plan based on its December 2007 Cash Activity Report. During the year ended December 31, 2006 Federated National and American Vehicle were assessed $221,765 and $1,579, respectively. These charges are contained in Operating and Underwriting Expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

Bonds totaling $17.7 million secure a $10.0 million irrevocable letter of credit in order to facilitate business opportunities in connection with our commercial general liability program.

(12) LEASES

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, the Company agreed to lease the same facilities for a six year term; in accordance with SFAS 13, the lease will be treated as an operating lease. The expected future payout schedule is as follows:

Fiscal Year	Lease payments
2008	612,906
2009	625,165
2010	637,668
2011	648,331
Total	$2,524,070

Rent expense for the years ended December 31, 2007, 2006 and 2005 were $0.6 million, $0.5 million and nothing, respectively.

(13) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $80,000, $258,000 and $192,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in LAE.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

(14) NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

A summary of the numerator and denominator of the basic and fully diluted 2007, 2006 and 2005 net income per share is presented below:

	Income (Loss)	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2007:
Basic net income per share	$21,279,797	7,922,542	$2.69
Fully diluted income per share	$21,279,797	8,030,205	$2.65

For the year ended December 31, 2006:
Basic net per share	$13,896,267	7,537,550	$1.84
Fully diluted per share	$13,896,267	8,085,722	$1.72

For the year ended December 31, 2005:
Basic net (loss) per share	$12,115,530	6,228,043	$1.95
Fully diluted (loss) per share	$12,115,530	6,628,076	$1.83

(15) SEGMENT INFORMATION

SFAS 131, Disclosures About Segments of an Enterprise and Related Information, requires that the amount reported for each segment item be based on what is used by the chief operating decision maker in formulating a determination as to how many resources to assign to a segment and how to appraise the performance of that segment. The term chief operating decision maker may apply to the chief executive officer or chief operating officer or to a group of executives. Note: The term of chief operating decision maker may apply to a function and not necessarily to a specific person. This is a management approach rather than an industry approach in identifying segments. The segments are based on the Company’s organizational structure, revenue sources, nature of activities, existence of responsible managers, and information presented to the Board of Directors.

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

Accordingly, we have no segment information to report.

(16) STOCK COMPENSATION PLANS

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, typically vest over a four-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2007, we had outstanding exercisable options to purchase 152,599 shares.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies which are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2007, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices which are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2007, we had outstanding exercisable options to purchase 660,309 shares.

Activity in our stock option plans for the period from January 1, 2005 to December 31, 2007 is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1, 2005	198,275	$6.67	15,000	$9.17	906,300	$10.80
Granted	-	$-	-	$-	451,500	$14.39
Exercised	(96,875)	$6.67	-	$-	(271,542)	$8.96
Cancelled	(3,750)	$6.67	-	$-	(262,650)	$14.00
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	109,849	$13.32	-	$-	57,151	$13.18
Exercised	(2,000)	$6.67	-	$-	(16,300)	$10.02
Cancelled	-	$-	-	$-	(17,900)	$15.82
Outstanding at December 31, 2007	152,599	$14.92	-	$-	660,309	$13.78

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Options outstanding as of December 31, 2007 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Options Exercisable at:
December 31, 2007	42,750	$14.92	-	$-	358,506	$13.78
December 31, 2008	21,969	$14.92	-	$-	101,781	$13.78
December 31, 2009	21,970	$14.92	-	$-	92,129	$13.78
December 31, 2010	21,970	$14.92	-	$-	69,831	$13.78
December 31, 2011	21,970	$14.92	-	$-	25,631	$13.78
Thereafter	21,970	$14.92	-	$-	12,431	$13.78
Total options exercisible	152,599		-		660,309

At December 31, 2007, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated, as not required to by the pronouncement.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the years ended December 31, 2007 and 2006, are lower by approximately $618,000 and 405,000, and $539,000 and $336,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the year ended December 31, 2007 and 2006 would have been $2.74 and 2.70, and $1.85 and $1.73, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $2.69 and $2.65, and $1.84 and $1.72, respectively.

Because the change in income taxes payable includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

For the Year Ended
December 31, 2005
Net Income (loss) as reported	$12,115,530
Compensation, net of tax effect	1,114,166
Pro forma net income (loss)	$11,001,364
Net income (loss) per share
As reported - Basic	$1.95
As reported - Diluted	$1.83
Pro forma - Basic	$1.77
Pro forma - Diluted	$1.66

The weighted average fair value of options granted during 2007, 2006 and 2005 estimated on the date of grant using the Black-Scholes option-pricing model was $2.92 to $5.59; $3.62 to $5.73 and $2.81 to $10.75, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2007	December 31, 2006	December 31, 2005
Dividend yield	3.20% to 6.70%	2.10% to 3.70%	2.33% to 2.50%
Expected volatility	42.87% to 54.77%	42.37% to 44.30%	45.51% to 96.76%
Risk-free interest rate	2.90% to 4.86%	4.60% to 4.90%	3.34% to 4.36%
Expected life (in years)	2.58 to 3.17	2.04 to 2.86	2.56 to 2.93

Summary information about the Company’s stock options outstanding at December 31, 2007

	Range of Exercise Price	Outstanding at December 31, 2007	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2007
1998 Plan	$6.67 - $27.79	152,599	4.97	$14.92	42,750
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	660,309	2.93	$13.78	358,506

(17) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation on a pre-tax basis, not to exceed statutory limits. For the years ended December 31, 2007, 2006 and 2005, we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

We made no acquisitions during 2007.

(19) COMPREHENSIVE INCOME (LOSS)

As of December 31, 2007 and 2006 we have classified $20.2 million and $19.7 million, respectively, of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Unrealized loss in connection with the 2006 reclassification totaled $0.26 million, net of a $0.16 income tax effect.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Reclassification adjustments related to the investment securities sold and previously included in comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
Unrealized holdings net losses arising during the year	$(4,106,317)	$(1,550,625)	$(2,464,716)
Reclassification adjustment for losses included in net income	(1,550,625)	(2,464,716)	(809,639)
	(2,555,692)	914,091	(1,655,077)
Tax effect	926,939	(343,972)	622,806
Net unrealized (losses) gains on investment securities	$(1,628,753)	$570,119	$(1,032,271)

(20) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2007.

(21) 21ST CENTURY HOLDING COMPANY

21st Century Holding Company (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2007. The following summarizes the major categories of the parent company’s financial statements:

Condensed Balance Sheets

	Years Ended December 31,
	2007	2006
ASSETS
Cash and short term investments	$2,331,738	$6,337,552
Investments and advances to subsidiaries	58,744,839	58,611,395
Deferred income taxes receivable	7,552,944	787,411
Property, plant and equipment, net	518,233	550,233
Other assets	12,850,843	13,425,205
Total assets	$81,998,597	$79,711,796

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	-	4,166,666
Income taxes payable	6,626,680	8,670,102
Dividends payable	1,474,599	1,444,316
Other liabilities	3,078,360	2,679,672
Total liabilities	11,179,639	16,960,756

Shareholders' equity:
Common stock	80,655	86,504
Additional paid-in capital	45,310,337	45,630,368
Accumulated other comprehensive income	1,498,139	2,422,380
Retained earnings	23,929,827	14,611,788
Total shareholders' equity	70,818,958	62,751,040
Total liabilities and shareholders' equity	$81,998,597	$79,711,796

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Condensed Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenue:
Management fees from subsidiaries	$1,683,378	$1,692,500	$1,655,540
Equity in income of subsidiaries	33,845,202	22,402,736	18,275,913
Net investment income	491,691	261,740	40,877
Other income	587,619	1,326,479	273,847
Total revenue	36,607,890	25,683,455	20,246,177

Expenses:
Advertising	10,760	18,545	53,082
Salaries and wages	1,854,101	1,749,272	1,255,310
Legal fees	180,387	153,792	191,320
Interest expense and amortization of loan costs	170,948	647,698	1,322,666
Other expenses	1,886,378	1,821,487	23,047
Total expenses	4,102,574	4,390,794	2,845,425

Income before provision for income tax expense	32,505,316	21,292,661	17,400,752
Provision benefit for income tax	(11,225,519)	(7,396,394)	(5,285,222)
Net income	$21,279,797	$13,896,267	$12,115,530

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Condensed Statements of Cash Flow

	Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$21,279,797	$13,896,267	$12,115,530
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in (loss) income of subsidiaries	(33,845,202)	(22,402,736)	(11,488,883)
Depreciation and amortization of property plant and equipment, net	32,001	71,320	193,530
Common Stock issued for interest on Notes	109,375	128,125	315,625
Deferred income tax expense (benefit)	6,765,533	3,807,153	10,937,127
Income tax (payable) recoverable	(2,043,422)	(956,522)	952,098
Dividends payable	30,283	(695,475)	(306,659)
Non-cash compensation	404,800	538,775	-
Changes in operating assets and liabilities:
Property, plant and equipment	-	2,797,968	-
Deferred gain on sale of assets	-	(2,366,101)	-
Other assets	(104,907)	1,388,004	5,852,586
Other liabilities	398,688	(2,259,029)	(6,698,263)
Net cash (used in) provided by operating activities	(6,973,054)	(6,052,251)	11,872,691

Cash flow (used in) provided by investing activities:
Proceeds from property, plant and equipment	-	5,607,266	(2,832,770)
Purchases of investment securities available for sale	(133,444)	(4,001,960)	-
Increased capital of subsidiaries	-	-	(6,787,030)
Cash flow (used in) provided by investing activities:	(133,445)	1,605,306	(9,619,800)

Net cash (used in) provided by financing activities:
Dividends paid	(5,757,458)	(4,289,683)	(2,339,335)
Payments against subordinated debt	(2,083,334)	(4,375,000)	(5,000,001)
Exercised warrants, net	2,034,531	10,669,372	2,259,647
Stock options exercised	176,638	2,599,558	2,819,485
Tax benefit related to non-cash compensation	213,540	1,647,751	-
Acquisition of common stock	(3,822,645)	(1,993,935)	(1,779,645)
Advances from (to) subsidiaries	12,339,412	5,991,378	(3,319,896)
Net cash (used in) provided by financing activities:	3,100,685	10,249,441	(7,359,745)

Net (decrease) increase in cash and short term investments	(4,005,814)	5,802,496	(5,106,854)
Cash and short term investments at beginning of year	6,337,552	535,056	5,641,910
Cash and short term investments at end of year	$2,331,738	$6,337,552	$535,056

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
December 31, 2007

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

The September 2004 Notes paid interest at the annual rate of 6%, mature on September 30, 2007, and ranked pari passu in terms of payment and priority to the July 2003 Notes. Quarterly payments of principal and interest due on the September 2004 Notes, like the July 2003 Notes, were made in cash or, at our option, in shares of our Common Stock. When paid in shares of Common Stock, the number of shares issued was determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on Nasdaq as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano, each entitled the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and was exercisable until September 30, 2007. The number of shares issued upon exercise of the 2004 Warrants to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392. The number of shares issued upon exercise of the 2004 Warrants to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP required that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance.

On September 30, 2007, we made the final principal payment of $1,041,667 on the September 2004 notes and the September 2004 warrants expired. Of the 1,019,608 shares that could have been issued in connection with the September 2004 warrants, 911,270 were exercised and 108,338 were unexercised. The unexercised warrants were cancelled as of September 30, 2007.

As indicated below, we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Quarterly payment due date	2007	2006	2005
January 31,	n/a	-	55,537
April 30,	n/a	38,420	-
July 31,	n/a	-	-
October 31,	n/a	n/a	-
Total common stock issued	-	38,420	55,537

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.
Quarterly payment due date	2007	2006	2005
January 31,	54,211	-	103,870
April 30,	63,114	68,696	-
July 31,	-	-	-
October 31,	n/a	-	-
Total common stock issued	117,325	68,696	103,870

For the July 2003 Notes, the quarterly principal and interest payments totaling approximately $0.6 million per payment were due quarterly with the last installment paid in cash on July 31, 2006.

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.1 million per payment, were due quarterly with the last installment paid in cash on September 30, 2007.

(23) SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE- Current Year	Loss and LAE- Prior year	Amortization of deferred policy acquisition expenses	Paid losses and LAEexpenses	Net premiums written
2007	$38,452,431	$9,166,491	$19,419,915	$15,628,017	$89,040,613
2006	$35,105,812	$9,294,096	$17,395,177	$17,420,147	$85,144,982
2005	$42,241,587	$6,094,843	$14,561,110	$25,749,109	$88,026,482

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2007	$8,958,195	$59,684,790	$-	$56,394,473	$99,224,121	$7,964,444
2006	$11,153,168	$39,615,478	$-	$77,829,099	$89,348,254	$5,932,683
2005	$9,183,654	$154,038,543	$-	$61,839,051	$82,963,496	$3,841,154

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Company's Audit Committee.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by DeMeo Young & McGrath, CPA, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Their attestation report on management's assessment of the Company's internal control over financial reporting is shown on page 67.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness

Our management and our audit committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provided absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

21st Century Holding Company and Subsidiaries

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our definitive proxy statement, to be filed by us for our Annual Meeting of Shareholders, which meeting will involve the election of directors.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2007).

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

10.2	Form of 2002 Stock Option Plan Acknowledgment +

10.3	The Company’s 1998 Stock Option Plan (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000). +

10.4	Form of 1998 Stock Option Plan Acknowledgment. +

10.5	2001 Franchise Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders filed with the SEC on April 30, 2001).

10.6	Form of 2001 Franchise Stock Option Plan Agreement +

10.7
Employment Agreement dated September 1, 1998 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]) +

10.8
First Modification Agreement, dated as of December 7, 2004 between the Company and Edward J. Lawson (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K dated December 7, 2004).+

10.9
Employment Agreement dated September 1, 1998 between the Company and Michele V. Lawson (incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form SB-2 filed with the SEC on September 17, 1998 [File No. 333-63623]).+

10.10
Employment Agreement dated June 25, 2007 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.1 in the Company’s Current Form 8-K filed with the SEC on June 19, 2007).+

10.11
Employment Agreement dated as of June 8, 2004 between the Company and James Gordon Jennings III (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 16, 2004). +

10.12	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed June 19, 2007)+

10.13
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Bruan dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.14
Non-Compete Agreement dated December 19, 2005 between the Company and J.Gordon Jennings, III (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K filed with the SEC on December 19, 2005).+

10.15	Form of Indemnification Agreement between the Company and its directors and executive officer.**

10.16
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum Nos. 1, 2, 3 and 4effective June 1, 2007 (incorporated by reference to Exhibit1 10.1 - 10.5 in the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2007).

21st Century Holding Company and Subsidiaries

10.17
Excess Catastrophe Reinsurance Contract effective July 1, 2007 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 9, 2007).

10.18
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2007 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 as filed with the SEC on November 9, 2007).

10.19
Additional Layer Excess Catastrophe Reinsurance Contract effective August 17, 2007 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 9, 2007).

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
Edward J. Lawson, Chief Executive Officer (Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer (Principal Financial Officer)

Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward J. Lawson	Chief Executive Officer	March 17, 2008
Edward J. Lawson	(Principal Executive Officer) Chairman of the Board

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 17, 2008
Peter J. Prygelski, III	(Principal Financial Officer)

/s/ James G. Jennings, III	Chief Accounting Officer	March 17, 2008
James G. Jennings, III

/s/ Michael H. Braun	Director	March 17, 2008
Michael H. Braun

/s/ Carl Dorf	Director	March 17, 2008
Carl Dorf

/s/ Bruce Simberg	Director	March 17, 2008
Bruce Simberg

/s/ Charles B. Hart, Jr.	Director	March 17, 2008
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 17, 2008
Richard W. Wilcox, Jr.

/s/ Anthony C. Krayer, III	Director	March 17, 2008
Anthony C. Krayer, III

21st Century Holding Company and Subsidiaries

EXHIBIT INDEX

10.14	Form of Indemnification Agreement between the Company and its directors and executive officers

23.1	Consent of DeMeo, Young, McGrath, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act