Form 10-Q
period 2008-03-31
21ST CENTURY HOLDING CO
filed 2008-05-12
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value – 7,940,919 outstanding as of May 08, 2008

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$88,885	$99,484
Fixed maturities, held to maturity, at amoritized cost	17,261	20,210
Equity securities, available for sale, at fair value	14,339	16,530

Total investments	120,486	136,224

Cash and short term investments	47,859	22,524
Receivable for investments sold	-	6,420
Finance contracts, net of allowance for credit losses of $27 in 2008 and $38 in 2007, and net of unearned finance charges of $10 in 2008 and $15 in 2007	212	420
Prepaid reinsurance premiums	5,513	8,471
Premiums receivable, net of allowance for credit losses of $207 and $288, respectively	5,044	3,797
Reinsurance recoverable, net	19,645	22,942
Deferred policy acquisition costs	8,754	8,958
Deferred income taxes, net	7,194	5,640
Property, plant and equipment, net	966	1,046
Other assets	2,016	2,918

Total assets	$217,689	$219,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$57,698	$59,685
Unearned premiums	54,238	56,394
Premiums deposits and customer credit balances	2,981	2,761
Bank overdraft	9,013	8,695
Income taxes payable	3,180	4,226
Deferred gain from sale of property	1,855	1,998
Accounts payable and accrued expenses	3,837	4,346

Total liabilities	132,802	138,104

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding 7,938,509 and 7,871,234, respectively	79	79
Additional paid-in capital	48,811	48,240
Accumulated other comprehensive (deficit)	(2,477)	(2,596)
Retained earnings	38,473	35,534
Total shareholders' equity	84,886	81,257
Total liabilities and shareholders' equity	$217,689	$219,361

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$27,603	$49,191
Gross premiums ceded	-	(6)

Net premiums written	27,603	49,185

(Decrease) in prepaid reinsurance premiums	(11,154)	(16,972)
Decrease (Increase) in unearned premiums	2,156	(9,840)

Net change in prepaid reinsurance premiums and unearned premiums	(8,998)	(26,812)

Net premiums earned	18,606	22,373
Commission income	63	505
Finance revenue	86	187
Managing general agent fees	499	618
Net investment income	1,876	1,569
Net realized investment (losses)	(1,649)	(128)
Other income	561	462

Total revenue	20,042	25,585

Expenses:
Losses and LAE	7,874	14,103
Operating and underwriting expenses	1,555	3,966
Salaries and wages	1,759	1,556
Interest expense	-	85
Policy acquisition costs, net of amortization	3,836	4,608

Total expenses	15,024	24,318

Income before provision for income tax expense	5,018	1,267
Provision for income tax expense	709	425

Net income	$4,309	$843

Basic net income per share	$0.54	$0.11

Fully diluted net income per share	$0.54	$0.10

Weighted average number of common shares outstanding	7,912,692	7,958,366

Weighted average number of common shares outstanding (assuming dilution)	7,960,313	8,187,310

Dividends paid per share	$0.18	$0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$4,309	$843
Adjustments to reconcile net income to net cash provided by operating activities: Amortization of investment (discount), net	(63)	(89)
Depreciation and amortization of property plant and equipment, net	80	79
Net realized investment (losses)	(1,649)	(128)
Common Stock issued for interest on Notes	-	63
Provision (Recovery) for credit losses, net	4	(19)
Provision for uncollectible premiums receivable	81	88
Non-cash compensation	118	1
Changes in operating assets and liabilities:
Premiums receivable	(1,328)	837
Prepaid reinsurance premiums	2,958	16,972
Reinsurance recoverable, net	3,297	(16,926)
Income taxes recoverable	-	(5,422)
Deferred income tax expense	(1,554)	(1,575)
Policy acquisition costs, net of amortization	204	(800)
Premium finance contracts receivable	204	163
Other assets	760	66
Unpaid losses and LAE	(1,987)	8,566
Unearned premiums	(2,156)	9,840
Premium deposits and customer credit balances	220	47
Income taxes payable	(1,046)	-
Bank overdraft	318	(7,413)
Accounts payable and accrued expenses	(509)	(643)
Net cash provided by operating activities	2,261	4,547
Cash flow (used in) investing activities:
Proceeds from sale of investment securities available for sale	67,598	55,018
Purchases of investment securities available for sale	(43,608)	(71,987)
Purchases of property and equipment	-	(3)
Net cash provided by (used) in investing activities	23,989	(16,972)
Cash flow (used in) financing activities:
Exercised stock options	553	78
Dividends paid	(1,369)	(1,421)
Purchase of treasury stock	(144)	-
Tax benefit related to non-cash compensation	44	-
Net cash (used in) financing activities	(916)	(1,342)
Net increase (decrease) in cash and short term investments	25,335	(13,767)
Cash and short term investments at beginning of period	22,524	17,917
Cash and short term investments at end of period	$47,859	$4,149

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2008	2007
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$1
Income taxes	$3,250	$7,300
Non-cash investing and finance activities:
Accrued dividends payable	$1,429	$1,433
Retirement of subordinated debt by Common Stock issuance	$-	$1,042
Stock issued to pay interest on subordinated debt	$-	$63

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1) Organization and Business

The accompanying unaudited consolidated financial statements of 21st Century Holding Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

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

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized in several states to underwrite commercial general liability coverage as either an admitted or surplus lines carrier. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted insurers are subject to considerably less regulation with respect to policy rates and forms. Additionally, both Federated National and American Vehicle are authorized to underwrite personal automobile insurance in Florida as an admitted carrier.

During the three months ended March 31, 2008, 72.4%, 26.6% and 1.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2007, 81.0%, 16.6% and 2.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and loss adjustment expenses (“LAE”) are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

American Vehicle has either ongoing operations or operations expected to commence this year in several states. The table below denotes by state American Vehicle’s authority, status of operations and where new applications are pending. We may not receive authority to write in every state to which we make application due to state specific guidelines.

21st Century Holding Company
Notes to Consolidated Financial Statements

States	Admitted carrier	Surplus lines carrier	Ongoing operations	Operations expected to commence this year	Application pending
Alabama	✓		✓
Arkansas		✓	✓
California		✓	✓
Florida	✓		✓
Georgia		✓	✓
Kentucky		✓	✓
Louisiana	✓		✓
Maryland		✓		✓
Missouri		✓		✓
Nevada		✓		✓
Ohio		✓			✓
Oklahoma		✓			✓
South Carolina		✓	✓
Tennessee		✓			✓
Texas	✓		✓
Virginia		✓	✓

During 2007, American Vehicle applied for and was granted, by the State of Florida in January 2008, licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier. Operations under American Vehicle’s newly granted line of authority are expected to begin during 2008.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we will continue to contract with general agents to market our commercial general liability insurance product outside the state of Florida. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees from the marketing of company products through the Company’s distribution network. The 6% commission fee from Federated National and American Vehicle became effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and servicing additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid losses and LAE and the amount and recoverability of amortization of deferred policy acquisition costs (“DPAC”). In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2007 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

21st Century Holding Company
Notes to Consolidated Financial Statements

The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards Number (“SFAS No.”), 5 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

(B) Impact of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” , which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The adoption of SFAS No. 159 has not had a material impact, to date, on our financial position or results of operations.

In June 2006, FASB issued FASB Interpretation No. (“FIN’) 48, Accounting for Uncertainty in Income Taxes that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

21st Century Holding Company
Notes to Consolidated Financial Statements

(C) Stock Options

At March 31, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in Footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2008 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the three months ended March 31, 2008, we have granted 21,526 qualified stock options to executive officers and a director, and 24,474 non-qualified stock options to directors with an average option price of $12.78 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to Footnote 7, Stock Compensation Plans.

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

(E) Reclassifications

Certain amounts in 2007 financial statements have been reclassified to conform to the 2008 presentation.

 (3) Commitments and Contingencies

Management has a responsibility to continually measure and monitor its commitments and its contingencies. The nature of the Company’s commitments and contingencies can be grouped into three major categories; insured claim activity, assessment related activities and operational matters.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Insurance Guarantee Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”) the Florida Hurricane Catastrophic Fund (“FHCF”) and the Florida Joint Underwriters Association (“JUA”).

21st Century Holding Company
Notes to Consolidated Financial Statements

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a). Participation in these pools is based on our written premiums by line of business compared to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006. On October 11, 2007, FIGA’s Board certified the need to assess each member an amount equal to two percent (2%) of the member’s Florida net direct written premiums for the calendar year 2006. Both American Vehicle and Federated National are considered members of FIGA. Florida’s Insurance Commissioner approved FIGA’s certification on October 29, 2007. Our participation with this assessment totaled approximately $2.8 million and was paid November 30, 2007. During 2006, we were assessed $3.9 million in connection with the FIGA. For statutory accounting purposes, these assessments are not charged to operations, in contrast GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“OIR”), during the twelve months ended December 31, 2007, we recouped approximately $1.8 million. FIGA’s October 11, 2007 assessment was charged to operations during the period ended September 30, 2007. Future assessments by this association are undeterminable at this time. There were no assessments made for the year ended or 2005.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens’ Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that an additional $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens was certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for their participation totaling $1.5 million. Future assessments by this association are undeterminable at this time.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with this assessment and has recouped approximately $0.4 million and $1.3 million during 2007 and 2006, respectively. As noted above, Federated National has subrogated $1.5 million to our reinsurers.

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

Bonds totaling $16.2 million secure a $3.0 million irrevocable letter of credit, which was reduced from $10.0 million in February 2008, in order to facilitate business opportunities in connection with our commercial general liability program agreement with Republic. Our agreement with Republic was terminated effective as of June 30, 2007. See Footnote 6 in our unaudited financial statements for the quarter ended March 31, 2008, which are included in Item 1, Part 1 hereof.

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

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2008	461,187
2009	625,165
2010	637,668
2011	648,331
Total	$2,372,351

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

None

21st Century Holding Company
Notes to Consolidated Financial Statements

Ongoing legal proceedings:

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaint seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their motion to dismiss the consolidated amended complaint on February 25, 2008.  The Plaintiff’s response to Defendant’s motion to dismiss was filed April 22, 2008.

On March 18, 2008, a verified shareholder derivative lawsuit was filed against certain current or former officers and directors of the Company in the United States District Court for the Southern District of Florida by Anthony Neil Sellers, derivatively on behalf of nominal Defendant 21st Century Holding Company. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment occurring form October 3, 2006 through the present. The complaint seeks an unspecified amount of damages.

While the Company believes that the allegations in these complaints are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

(4) Comprehensive Income

For the three months ended March 31, 2008 and 2007, comprehensive income consisted of the following:

	For the three months ended March 31,
	2008	2007
Net income	$4,308,589	$842,805
Change in net unrealized gains on investments available for sale	73,029	(263,989)
Comprehensive income, before tax	4,381,618	578,816
Income tax benefit related to items of other comprehensive income	45,402	99,339
Comprehensive income	$4,427,020	$678,155

(5) Reinsurance Agreements

We follow industry practice of reinsuring a portion of our risks and paying for that protection based primarily upon total insured values of all policies in effect and subject to such reinsurance. Reinsurance involves an insurance company transferring or “ceding” all or a portion of its exposure on insurance underwritten by it to another insurer, known as a “reinsurer.” The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Our reinsurance agreements are designed to coincide with the June through November Florida hurricane season.

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to OIR approval.

For the 2007-2008 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $403.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $320.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $261.0 million or 65% of the $403.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

21st Century Holding Company
Notes to Consolidated Financial Statements

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. It is our understanding, based upon a memo from The Florida House of Representatives, Committee on Insurance, to House Speaker Marco Rubio, dated April 2, 2008, that it is probable under the current FHCF structure that hundreds of millions of dollars of FHCF claims in Florida will go unpaid for some time. The FHCF currently has limited cash available to pay claims in connection with a catastrophic event. The FHCF has the authority to raise additional cash to pay claims through the issuance of FHCF bonds. The retirement of these bonds would be funded by imposing additional assessments on future insurance premiums written in the state.

The private reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

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

To date, there have been no claims asserted against the reinsurers in connection with the 2007-2008 excess of loss and FHCF treaties.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

		First Event Participation			Reinstated Premium Protection
AM Best Rating	Reinsurer	$20m in excess of $15m	$40m in excess of $35m	$72m in excess of $75m and FHCF participation	$20m in excess of $15m	$40m in excess of $35m
A+	Ace Tempest Reinsurance Ltd		7.5%	7.5%
A	Amlin 2001 Syndicate	5.0%	5.0%	5.0%	5.0%
A-	Amlin Bermuda Ltd	2.5%	4.0%	4.0%	2.5%
A	American Reinsurance Company			3.5%
A	Ascot 1414 Syndicate			6.5%
A++	National Liability and Fire Company		33.7%	6.5%		77.6%
B++	Converium AG		5.0%
A+	Everest Reinsurance Company		22.0%	4.3%		12.0%
NR	Wentworth Insurance Company Ltd	5.0%		.	5.0%
A-	Flagstone Reinsurance Ltd		4.3%	4.0%
A	MAP 2791 Syndicate	2.5%	2.5%	2.5%	2.5%
A-	New Castle Reinsurance Company Ltd	2.0%	2.0%	2.0%	2.0%
A	QBE Reinsurance Corporation		1.5%	1.0%
A	Renaissance Reinsurance, Ltd		12.5%	12.5%
A+	XL Re Limited			2.5%
A	Odyssey			3.5%
A	Catlin Insurance Company Ltd	25.0%			25.0%
NR	Allianz Risk Transfer (Bermuda) Ltd	33.0%			33.0%
A	Liberty Mutual Insurance Company			34.7%
NR4	American Vehicle Insurance Company (Affiliated)	25.0%			25.0%

In the discussion that follows it should be noted that all amounts of reinsurance were based on management’s analysis of Federated National’s exposure levels to catastrophic risk. Our data was subjected to exposure level data analysis at various dates through December 31, 2006.

Our overall reinsurance structure was divided into four major layers of financial impact in connection with any single catastrophic event. The bottom layer was considered the first $15 million of losses. The next layer was considered greater than $15 million and less than $35 million. The next layer was considered greater than $35 million and less than $233.3 million. The fourth layer was considered losses greater than $233.3 million and less than $305.3 million.

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

As a result of the losses and LAE incurred in connection with the hurricane activity that occurred in 2004 and 2005, the Company has reflected in its operations the effects of each storm as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Charley (August 13)	2,573	$64.6	$54.6	$10.0
Frances (September 3)	3,809	54.2	44.1	10.1
Ivan (September 14)	1,062	26.4	-	26.4
Jeanne (September 25)	1,565	14.0	-	14.0

Total Loss Estimate	9,009	$159.2	$98.7	$60.5

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Dennis (July 10)	322	$2.8	$-	$2.8
Katrina (August 25)	2,121	14.7	11.7	3.0
Rita (September 20)	19	0.1	-	0.1
Wilma (October 24)	11,801	184.5	181.5	3.0

Total Loss Estimate	14,263	$202.1	$193.2	$8.9

Our automobile quota-share reinsurance treaties for 2003 included loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer will realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of March 31, 2008 are estimated to be 67.7% and 79.6% for Federated National and American Vehicle, respectively.

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

(6) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, typically vest over a four-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 129,099 and 152,599 shares, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies that are then converted to franchised agencies. The purpose of the plan is to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which are above the market value of the stock on the date of grant, vest over a ten-year period, and expire ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of March 31, 2008, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this Plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors, upon whose efforts and judgment our success is largely dependent, by authorizing the grant of options to purchase Common Stock to persons who are eligible to participate hereunder, thereby encouraging stock ownership by such persons, all upon and subject to the terms and conditions of the Plan. Options outstanding under the plan have been granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 641,534 and 660,309 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2006 to March 31, 2008, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	109,849	$13.32	-	$-	57,151	$13.18
Exercised	(2,000)	$6.67	-	$-	(16,300)	$10.02
Cancelled	-	$-	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599	$14.92	-	$-	660,309	$13.78
Granted	-	$-	-	$-	46,000	$12.78
Exercised	(13,500)	$6.67	-	$-	(53,775)	$8.61
Cancelled	(10,000)	$11.11	-	$-	(11,000)	$14.67
Outstanding at March 31, 2008	129,099	$16.08	-	$-	641,534	$14.13

Options outstanding as of March 31, 2008 are exercisable as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Options Exercisable at:
March 31, 2007	30,250	$16.08	-	$-	308,231	$14.13
December 31, 2008	18,969	$16.08	-	$-	96,981	$14.13
December 31, 2009	19,970	$16.08	-	$-	99,354	$14.13
December 31, 2010	19,970	$16.08	-	$-	77,056	$14.13
December 31, 2011	19,970	$16.08	-	$-	32,856	$14.13
December 31, 2012	19,970	$16.08	-	$-	19,656	$14.13
Thereafter	-	$16.08	-	$-	7,400	$14.13
Total options exercisible	129,099		-		641,534

At March 31, 2008, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2008 and 2007 includes:

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2008 and 2007, are lower by approximately $138,000 and $118,000, and $800 and $500, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 would have been $0.56 and 0.56, and $0.11 and $0.10, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.54 and $0.54, and $0.11 and $0.10, respectively.

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

The weighted average fair value for the 46,000 new options granted during the three months ended March 31, 2008, estimated on the dates of grant using the Black-Scholes option-pricing model was $3.45 per option. The weighted average fair value for the 5,000 new options granted during the three months ended March 31, 2007, estimated on the dates of grant using the Black-Scholes option-pricing model was $5.36 per option.

21st Century Holding Company
Notes to Consolidated Financial Statements

The fair value of options granted is estimated on the date of grant using the following assumptions:

	March 31, 2008	March 31, 2007
Dividend yield	5.50%	3.20%
Expected volatility	54.83%	42.87%
Risk-free interest rate	1.60% to 2.24%	4.85% to 4.86%
Expected life (in years)	3.19	2.58

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

Summary information about the Company’s stock options outstanding as of March 31, 2008:

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	March 31, 2008	Periods in Years	Exercise Price	March 31, 2008

1998 Plan	$6.67 - $27.79	129,099	4.97	$16.08	129,099
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.33 - $18.21	641,534	3.07	$14.13	641,534

(7) Subordinated Debt

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

During 2007, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, our first and second quarterly regularly scheduled payments of principal and interest due in shares of our Common Stock. Common stock issued in connection with the first and second quarter of 2007 payments totaled 54,211 and 63,114, respectively. Our third and fourth regularly scheduled payments of principal and interest during 2007 were paid in cash and totaled $1.1 million per payment. The last installment was paid on September 30, 2007.

(8) Stockholder’s Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2008, there were no preferred shares issued or outstanding and there were 7,926,211 shares of common stock outstanding, net of 12,308 shares pending cancellation in connection with the Company’s 2007 common stock buy-back program. We do not reserve for common stock shares in connection with the exercise of issued and unissued common stock options.

21st Century Holding Company
Notes to Consolidated Financial Statements

(9) Subsequent Event

None

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The unaudited consolidated financial statements of 21st Century Holding Company have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

Overview

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, control substantially all aspects of the insurance underwriting, distribution and claims process. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium. We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized in several states to underwrite commercial general liability coverage as either an admitted or surplus lines carrier. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted insurers are subject to considerably less regulation with respect to policy rates and forms. Additionally, both Federated National and American Vehicle are authorized to underwrite personal automobile insurance in Florida as an admitted carrier.

During the three months ended March 31, 2008, 72.4%, 26.6% and 1.0% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the three months ended March 31, 2007, 81.0%, 16.6% and 2.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the property and casualty, commercial general liability and automobile markets, many of whom are larger and have greater financial and other resources, have better ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Competition is having a material adverse effect on our business, results of operations and financial condition.

Significant competition has emerged as a result of the January 2007 emergency Florida legislation session wherein it passed, and the Governor signed into law, a bill known as “CS/HB-1A.”. This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

Additionally, in an effort to foster competition in the Florida homeowners’ property insurance market, the State of Florida created a Capital Build-Up incentive program in response to the catastrophic events that occurred during 2004 and 2005. This program provides matching statutory capital to any new or existing carrier licensed to write homeowners insurance in the state of Florida. This Capital Build-Up incentive program has certain default covenants that require participating carriers to maintain minimum net written premium ratios.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, during 2007 and early 2008, more than a dozen new homeowner insurance companies have received authority by the Florida OIR to commence business.

We believe that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

We have not participated in the Capital Build-Up incentive program and therefore have been able to remain committed to the discipline of writing business that is profitable from an underwriting perspective. This commitment has resulted in a significant erosion of our homeowners’ property insurance market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company, State Farm Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, Coral Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company and American Strategic Insurance Company.

During calendar year 2006, the Florida OIR announced the take over of several of our major competitors due to the poor financial condition stemming from the effects of the 2005 catastrophic hurricanes.

American Vehicle has either ongoing operations or operations expected to commence this year in several states. The table below denotes by state American Vehicle’s authority, status of operations and where new applications are pending. We may not receive authority to write in every state where we have an application pending due to state specific guidelines.

States	Admitted carrier	Surplus lines carrier	Ongoing operations	Operations expected to commence this year	Application pending
Alabama	✓		✓
Arkansas		✓	✓
California		✓	✓
Florida	✓		✓
Georgia		✓	✓
Kentucky		✓	✓
Louisiana	✓		✓
Maryland		✓		✓
Missouri		✓		✓
Nevada		✓		✓
Ohio		✓			✓
Oklahoma		✓			✓
South Carolina		✓	✓
Tennessee		✓			✓
Texas	✓		✓
Virginia		✓	✓

During 2007, American Vehicle applied for and was granted, by the State of Florida in January 2008, licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier. Operations under American Vehicle’s newly granted line of authority are expected to begin during 2008.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid losses and LAE and the amount and recoverability of amortization of deferred policy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates that are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 17, 2008.

Except as described below, we believe that during the first three months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment of loss.

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

New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The adoption of SFAS No. 159 has not had a material impact, to date, on our financial position or results of operations.

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change will be done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

Analysis of Financial Condition
As of March 31, 2008 Compared to December 31, 2007

Total Investments

SFAS No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS No. 115 requires that these securities be classified into one of three categories: (i) Held-to-maturity, (ii) Trading securities or (iii) Available-for-sale.

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

Total Investments decreased $15.7 million, or 11.6%, to $120.5 million as of March 31, 2008, compared to $136.2 million as of December 31, 2007. Our fixed income portfolio contained callable features exercised during the three months ended March 31, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 86% of total investments as of March 31, 2008, compared to 85% as of December 31, 2007.

We did not hold any non-trading investment securities during 2008 or 2007.

Below is a summary of net unrealized gains and (losses) at March 31, 2008 and December 31, 2007 by category.

	Unrealized Gains and (Losses)
	March 31, 2008	December 31, 2007
Fixed maturities:
U.S. government obligations	$196,794	$(68,975)
Obligations of states and political subdivisions	101,132	(1,706)
	297,926	(70,681)

Corporate securities:
Communications	(100,932)	(3,481)
Financial	(23,683)	(16,984)
Other	118,503	(25,852)
	(6,112)	(46,317)
Equity securities:
Common stocks	(4,325,099)	(3,989,319)

Total fixed, corporate and equity securities	$(4,033,285)	$(4,106,317)

Pursuant to FASB SFAS No. 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels. During the three months ended March 31, 2008, in connection with this process, we have charged to operations a net realized investment loss totaling approximately $1.2 million net of an estimated provisional tax effect of approximately $0.7 million. The charge relates to short-term investments in connection with the banking and pharmaceutical industries.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The investments held at March 31, 2008 and December 31, 2007 were comprised mainly of United States government and agency bonds as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds predominantly held in the financial and conglomerate industries. At March 31, 2008, approximately 40% of the equity holdings are in mutual funds and 60% are in equities related to the financial industry and insurance industry.

All of our securities, except as noted above, are in good standing and are not impaired as defined by FASB SFAS No. 115.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $25.3 million, or 112.5%, to $47.9 million as of March 31, 2008, compared to $22.5 million as of December 31, 2007. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Our fixed income portfolio contained callable features exercised during the three months ended March 31, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

Receivable for Investments Sold

Receivable for investments sold decreased to nothing as of March 31, 2008, compared to $6.4 million as of December 31, 2007. The decrease is a result of investment trading activity that occurred in late December and settled during early January 2008.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.2 million, or 49.6%, to $0.2 million as of March 31, 2008, compared to $0.4 million as of December 31, 2007. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $3.0 million, or 34.9%, to $5.5 million as of March 31, 2008, compared to $8.5 million as of December 31, 2007. The decrease is primarily due to the decreased cost of property reinsurance for the 2007 - 2008 hurricane season compared to the 2006 - 2007 hurricane season.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.2 million, or 32.8%, to $5.0 million as of March 31, 2008, compared to $3.8 million as of December 31, 2007. Our homeowners’ insurance premiums receivable increased $0.6 million, or 52.6%, to $1.8 million as of March 31, 2008, compared to $1.2 million as of December 31, 2007. Our commercial general liability insurance premiums receivable increased $0.6 million, or 22.5%, to $3.1 million as of March 31, 2008, compared to $2.6 million as of December 31, 2007. Premiums receivable in connection with our automobile line of business decreased less than $0.1 million, or 7.4%, to $0.3 million as of March 31, 2008, compared to $0.4 million as of December 31, 2007. These changes are attributed to the seasonality of the purchasing patterns of our policyholders and our insurance policy marketing efforts.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Recoverable, net

Reinsurance Recoverable, net, decreased $3.3 million, or 14.4%, to $19.6 million as of March 31, 2008, compared to $22.9 million as of December 31, 2007. The decrease is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We have not recorded a valuation allowance in connection with our reinsurance recoverable, net.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $0.2 million, or 2.3%, to $8.8 million as of March 31, 2008, compared to $9.0 million as of December 31, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $1.6 million, or 27.6%, to $7.2 million as of March 31, 2008, compared to $5.6 million as of December 31, 2007. Deferred income taxes, net is comprised of approximately $10.4 million and $8.9 million of deferred tax assets, net of approximately $3.2 million and $3.2 million of deferred tax liabilities as of March 31, 2008 and December 31, 2007 , respectively.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.1 million, or 7.6%, to less than $1.0 million as of March 31, 2008, compared to more than $1.0 million as of December 31, 2007. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets decreased $0.9 million, or 30.9%, to $2.0 million as of March 31, 2008, compared to $2.9 million as of December 31, 2007. Major components of other assets are as follows:

	March 31, 2008	December 31, 2007
Accrued interest income receivable	$722,932	$1,429,844
Notes receivable	677,796	807,275
Prepaid expenses	470,094	547,542
Other	144,818	133,639
Total	$2,015,640	$2,918,300

Unpaid Losses and LAE

Unpaid losses and LAE decreased $2.0 million, or 3.3%, to $57.7 million as of March 31, 2008, compared to $59.7 million as of December 31, 2007. The composition of unpaid losses and LAE by product line is as follows:

	March 31, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$7,292,483	$22,047,338	$29,339,821	$7,775,769	$24,599,142	$32,374,911
Commercial General Liability	5,141,893	19,786,526	24,928,419	5,414,633	17,870,404	23,285,037
Automobile	360,098	3,069,413	3,429,511	530,308	3,494,534	4,024,842
	$12,794,476	$44,903,277	$57,697,751	$13,720,710	$45,964,080	$59,684,790

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.0 million during the quarter ended March 31, 2008.

Unearned Premium

Unearned premiums decreased $2.2 million, or 3.8%, to $54.2 million as of March 31, 2008, compared to $56.4 million as of December 31, 2007. The decrease was due to a $2.1 million decrease in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned commercial general liability premiums, and a $0.1 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could continue to negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.2 million, or 8.0%, to $3.0 million as of March 31, 2008, compared to $2.8 million as of December 31, 2007. Premium deposits are monies received on policies not yet in force as of March 31, 2008.

Bank Overdraft

Bank overdraft increased $0.3 million, or 3.7%, to $9.0 million as of March 31, 2008, compared to $8.7 million as of December 31, 2007. The bank overdraft relates primarily to losses and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Income Taxes Payable

Income taxes payable decreased $1.0 million, or 24.8%, to $3.2 million as of March 31, 2008, compared to $4.2 million as of December 31, 2007. The change is due to tax payment patterns in connection with our tax liabilities.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.1 million, or 7.1%, to $1.9 million as of March 31, 2008, compared to $2.0 million as of December 31, 2007. In accordance with the provisions of SFAS No. 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.5 million, or 11.7%, to $3.8 million as of March 31, 2008, compared to $4.3 million as of December 31, 2007. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Gross Premiums Written

Gross premiums written decreased $21.6 million, or 43.9%, to $27.6 million for the three months ended March 31, 2008, compared to $49.2 million for the three months ended March 31, 2007. The following table denotes gross premiums written by major product line:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended March 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$19,989,736	72.42%	$39,863,621	81.04%
Commercial liability	7,354,855	26.64%	8,150,098	16.57%
Automobile	258,805	0.94%	1,177,010	2.39%
Gross written premiums	$27,603,396	100.00%	$49,190,729	100.00%

The Company’s sale of homeowners’ policies decreased $19.9 million, or 49.9% to $20.0 million for the three months ended March 31, 2008, compared to $39.9 million for the three months ended March 31, 2007. The significant erosion is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We do not intend to compete with others solely based on pricing mechanisms. We will continue to market our property insurance product in territories in Florida where our rates are competitive.

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

 The Company’s sale of general liability policies decreased by $0.8 million to $7.4 million for the three months ended March 31, 2008 compared to $8.2 million for the three months ended March 31, 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three Months Ended March 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$44	0.59%	$-	-
Arkansas	8	0.11%	-	-
California	95	1.30%	-	-
Florida	4,883	66.40%	5,624	69.02%
Georgia	187	2.55%	297	3.64%
Kentucky	-	-	1	0.01%
Lousiania	1,184	16.09%	1,202	14.74%
South Carolina	32	0.43%	44	0.54%
Texas	910	12.37%	967	11.86%
Virginia	12	0.16%	15	0.19%
Total	$7,355	100.0%	$8,150	100.0%

The Company’s sale of auto insurance policies decreased by $0.9 million, or 78.0%, to $0.3 million for the three months ended March 31, 2008, compared to $1.2 million for the three months ended March 31, 2007. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Premiums Ceded

Gross premiums ceded remained unchanged at nearly nothing for the three months ended March 31, 2008, compared to nearly nothing for the three months ended March 31, 2007.
(Decrease) in Prepaid Reinsurance Premiums

The (decrease) in prepaid reinsurance premiums was ($11.2) million for the three months ended March 31, 2008, compared to ($17.0) million for the three months ended March 31, 2007. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease (Increase) in Unearned Premiums

The decrease (increase) in unearned premiums was $2.2 million for the three months ended March 31, 2008, compared to ($9.8) million for the three months ended March 31, 2007. The change was due to a ($2.1) million decrease in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned commercial general liability premiums and a ($0.1) million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $3.8 million, or 16.8%, to $18.6 million for the three months ended March 31, 2008, compared to $22.4 million for the three months ended March 31, 2007. The following table denotes net premiums earned by product line:

	Three Months Ended March 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$10,971,140	58.97%	$12,810,858	57.26%
Commercial General Liability	7,351,661	39.51%	8,356,980	37.35%
Automobile	283,040	1.52%	1,205,190	5.39%

Net premiums earned	$18,605,841	100.00%	$22,373,028	100.00%

Commission Income

Commission income decreased $0.4 million, or 87.6%, to $0.1 million for the three months ended March 31, 2008, compared to $0.5 million for the three months ended March 31, 2007. The commission income is in connection with our reinsurance treaties.

Finance Revenue

Finance revenue decreased $0.1 million, or 54.1%, to $0.1 million for the three months ended March 31, 2008, compared to $0.2 million for the three months ended March 31, 2007. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.1 million, or 19.3% to $0.5 million for the three months ended March 31, 2008, compared to $0.6 million for the three months ended March 31, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this account.

Net Investment Income

Net investment income increased $0.3 million, or 19.6%, to $1.9 million for the three months ended March 31, 2008, compared to $1.6 million for the three months ended March 31, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $0.8 million, to $0.9 million for the three months ended March 31, 2008, compared to less than $0.1 million for the three months ended March 31, 2007. Net investment income on U.S. government bonds decreased $0.5 million, to $0.5 million for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007.

Affecting our net investment income was an increase in the overall yield to 4.59 % for the three months ended March 31, 2008 compared to a yield of 4.33% for the three months ended March 31, 2007.

Net Realized Investment (Losses)

Net realized investment (losses) increased ($1.5) million to ($1.6) million for the three months ended March 31, 2008, compared to ($0.1) million for the three months ended March 31, 2007. The table below depicts the net realized investment gains (losses) by investment category for the three months ended March 31, 2008 as compared to the same period during 2007. During the quarter ended March 31, 2008, we marked two equity investments to market value pursuant to guidelines prescribed in SFAS no. 115. The pretax charge to operations was approximately $1.9 million in connection with our estimates of the net realizable value of these investments.

	Net Realized Gains (Losses)
	Three Months Ended March 31,
	2008	2007
Fixed maturities:
U.S. government obligations and agencies	$16,277	$(63)
Obligations of states and political subdivisions	(3,574)	-

Equity securities:
Common stocks	(1,662,080)	(128,069)

Total net realized (losses) gains	$(1,649,377)	$(128,132)

Other Income

Other income increased $0.1 million, or 21.5%, to $0.6 million for the three months ended March 31, 2008, compared to $0.5 million for the three months ended March 31, 2007.

Major components of other income for the three months ended March 31, 2008 included approximately $0.3 million in connection with FIGA recoupment, $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million in connection with rental income, interest income and miscellaneous income.

Losses and LAE

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

Losses and LAE decreased by $6.2 million, or 44.2%, to $7.9 million for the three months ended March 31, 2008, compared to $14.1 million for the three months ended March 31, 2007. The overall change includes a $4.7 million decrease in our homeowners’ program, a $1.0 million increase in our commercial general liability program and a $2.5 million decrease in connection with our automobile program.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.0 million during the quarter ended March 31, 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended March 31, 2008 was 42.32% compared with 63.05% for the same period in 2007. The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2008	2007
Homeowners'	38.58%	70.12%
Commercial General Liability	49.93%	32.13%
Automobile	2.25%	190.40%
All lines	42.32%	63.05%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $2.4 million, or 60.8%, to $1.6 million for the three months ended March 31, 2008, compared to $4.0 million for the three months ended March 31, 2007. The decrease is primarily due to a charge to operations during the three months ended March 31, 2007 of $1.0 million in connection with the negotiated settlement of an expired agreement to service insureds for a third-party insurance company. The terms of this agreement call for our company to adjust claims associated with policies of the third-party insurance company written between January 1, 2000 and December 31, 2001. In addition, contributing to the change is a $1.1 million decrease in premium tax expense and a $0.6 million decrease in bad debts expense.

Salaries and Wages

Salaries and wages increased $0.2 million, or 13.0%, to $1.8 million for the three months ended March 31, 2008, compared to $1.6 million for the three months ended March 31, 2007. The most significant component of the change is an increased charge to operations, in accordance with the provisions of SFAS No. 123R, of approximately $137,000 during the three months ended March 31, 2008 compared to less than $1,000 for the three months ended March 31, 2007.

Interest Expense

Interest expense decreased to nothing for the three months ended March 31, 2008, compared to $0.1 million for the three months ended March 31, 2007. The decrease is in correlation to our subordinated debt that was satisfied during 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $0.8 million, or 16.8%, to $3.8 million for the three months ended March 31, 2008, compared to $4.6 million for the three months ended March 31, 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense increased $0.3 million, or 67.0%, to $0.7 million for the three months ended March 31, 2008, compared to $0.4 million for the three months ended March 31, 2007. The effective rate for income tax expense was 14.1% for the three months ended March 31, 2008, compared to 33.5% for the same three-month period in 2007. The provision for the three months ended March 31, 2008 includes a one-time $0.6 million benefit in connection with the estimation of the previous years’ income taxes.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income

As a result of the foregoing, the Company’s net income for the three months ended March 31, 2008, was $4.3 million compared to net income of $0.8 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

For the three months ended March 31, 2008, our primary sources of capital were revenues generated from operations, including decreased reinsurance recoverable, net, decreased prepaid reinsurance premiums, decreased other assets, increased bank overdraft, increased premium deposits and customer credit balances, decreased finance contracts receivable and decreased policy acquisition costs, net of amortization. Also contributing to our liquidity were non-cash compensation, an increase in the provision for uncollectible premiums receivable, depreciation and amortization, an increase in the provision for credit losses, net, proceeds from the sale of investment securities, exercised employee stock options and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the three months ended March 31, 2008, operations provided net operating cash flow of $2.3 million, compared to $4.5 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, operations generated $12.6 million of gross cash flow due to a $3.3 million decrease in reinsurance recoverable, net, a $3.0 million decrease in prepaid reinsurance premiums, a $0.8 million decrease in other assets, a $0.3 million increase in bank overdraft, a $0.2 million increase in premium deposits and customer credit balances, a $0.2 million decrease in finance contracts receivable and a $0.2 million decrease in policy acquisition costs, net of amortization. To a much less significant extent, operations generated additional sources of cash via $0.1 million in non-cash compensation, a $0.1 million increase in the provision for uncollectible premiums receivable and $0.1 million in depreciation and amortization, all in conjunction with net income of $4.3 million.

For the three months ended March 31, 2008, operations used $10.3 million of gross cash flow primarily due to a $2.2 million decrease in unearned premiums, a $2.0 million decrease in unpaid losses and LAE, $1.6 million in net realized investment losses, a $1.6 million increase in deferred income tax expense, a $1.3 million increase in premiums receivable, a $1.0 million decrease in income taxes payable, a $0.5 million decrease in accounts payable and accrued expenses and $0.1 million in amortization of investment discount, net.

Subject to catastrophic occurrences, net operating cash flow is expected to be slightly positive in the short-term and continue to deteriorate while the soft market conditions prevail.

For the three months ended March 31, 2008, net investing activities provided $24.0 million, compared to having used $17.0 million for the three months ended March 31, 2007. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the three months ended March 31, 2008, investing activities generated $67.6 million and used $43.6 million from the maturity several times over of our very short municipal portfolio. Our fixed income portfolio contained callable features exercised during the three months ended March 31, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

For the three months ended March 31, 2008, net financing activities used $0.9 million, compared to $1.3 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, the sources of cash in connection with financing activities included $0.6 million from the exercise of stock options and $0.1 million from the tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $1.4 million in dividends paid and $0.1 million for the purchase of treasury stock.

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

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Insurance premiums are established before we know the amount of losses and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes that result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred losses and LAE and thereby materially adversely affect future liability requirements.

21st Century Holding Company
Item 3

Quantitative and Qualitative Disclosures about Market Risk

Information related to quantitative and qualitative disclosures about market risk was included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2007. No material changes have occurred in market risk since this information was disclosed except as discussed below.

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2008 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$6,851,708	5.50%	$7,048,502	5.85%	$196,794
U.S. government obligations and agencies held to maturity	7,607,087	6.11%	7,607,087	6.31%	-
Obligations of states and political subdivisions available for sale	15,864,276	12.74%	15,965,408	13.25%	101,132
Obligations of states and political subdivisions held to maturity	501,162	0.40%	501,162	0.42%	-
	30,824,233	24.75%	31,122,159	25.83%	297,926
Corporate securities:
Communications available for sale	741,961	0.60%	641,030	0.53%	(100,931)
Financial available for sale	4,126,737	3.31%	4,103,056	3.41%	(23,681)
Other available for sale	61,008,991	49.00%	61,085,650	50.70%	76,659
Other held to maturity	9,152,769	7.35%	9,194,609	7.63%	41,840
	75,030,458	60.26%	75,024,345	62.27%	(6,113)
Equity securities:
Common stocks available for sale	18,664,364	14.99%	14,339,266	11.90%	(4,325,098)

Total fixed, corporate and equity securities	$124,519,055	100.00%	$120,485,770	100.00%	$(4,033,285)

For our held to maturity portfolio as of March 31, 2008, the unrealized loss totaled approximately $122,000 and was almost entirely in connection with our U.S. government obligations and agencies.

As of March 31, 2008, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

21st Century Holding Company

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of March 31, 2008, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Except for our ongoing efforts, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

None

Ongoing legal proceedings:

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaint seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their motion to dismiss the consolidated amended complaint on February 25, 2008.  The Plaintiff’s response to Defendant’s motion to dismiss was filed April 22, 2008.

On March 18, 2008, a verified shareholder derivative lawsuit was filed against certain current or former officers and directors of the Company in the United States District Court for the Southern District of Florida by Anthony Neil Sellers, derivatively on behalf of nominal Defendant 21st Century Holding Company. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment occurring form October 3, 2006 through the present. The complaint seeks an unspecified amount of damages.

While the Company believes that the allegations in these complaints are without merit, an unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

Item 1A

Risk Factors

Except as disclosed below, there have been no material changes from the risk factors discussed in Item 1. Risk Factors in the Company's Form 10-K for the fiscal year ended December 31, 2007.

We have filed for a petition for hearing in connection with a notice from the OIR stating that on a preliminary basis excessive profits of $1.8 million have been realized for private passenger automobile business during prior periods. We face the possible risk of having to restate our audited financial statements for fiscal years 2005, 2006 and 2007 if we are unsuccessful in our petition for hearing.

On April 22, 2008, Federated received a notice from the OIR stating that on a preliminary basis excessive profits of $1.8 million have been realized for private passenger automobile business for the statutory review period covering calendar / accident years 2004, 2005 and 2006, valued at March 31, 2007 pursuant to Section 627.066 of the Florida Statutes. We are disputing the preliminary findings and have filed for a petition for hearing in connection with this matter. Specifically, Section 627.066 of the Florida Statutes calls for the consolidation of the individual insurers of the group. Federated and its affiliate American Vehicle form an insurer group. Both Federated and American Vehicle incorrectly filed unconsolidated reports last year. The examination of a consolidated filing of the same data for the same periods clearly demonstrates that the group did not realize excess profit during the period in question and accordingly we have requested that the agency rescind and/or vacate its notice.

21st Century Holding Company

If we are unsuccessful in our petition for hearing, we face the possible risk of having to restate our audited financial statements for fiscal years 2005, 2006 and 2007 and filing amended Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for these periods.

We are named as a Defendant in a securities class action lawsuit and a derivative lawsuit and it may have an adverse impact on our business.

We are named as a Defendant in a securities class action lawsuit and a shareholder’s derivative lawsuit. For more information about the status of these lawsuits, see “Part II, Item 1. Legal Proceedings.” An unfavorable resolution of this pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During January and March 2008, we have issued an aggregate of 46,000 options to officers and directors of the Company under our 2002 stock option plan. The options have an exercise price between $12.58 and $13.56 per share, vest over five years at 20% per year and expire six years from the grant date. We issued these options to our officers and directors in reliance upon Section 4(2) of the Securities Act, of 1933, as amended, because our officers and directors are knowledgeable, sophisticated and have access to comprehensive information about us. The option agreements that were granted to our officers and directors contain a restrictive legend indicating that the option grants were not registered under the Securities Act, as amended.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 14, 2007, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $5.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $0.1 million, 12,308 shares for an average price of $11.65 on February 13, 2008. The table below provides, in tabular format, information about our purchase of equity securities that are registered by the Company.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January-08	None	None	None	$1.2 million
February-08	12,308	$11.65	12,308	$1.1 million
March-08	None	None	None	$1.1 million

21st Century Holding Company

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

Date: May 12, 2008

21st Century Holding Company

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