Form 10-Q
period 2008-06-30
21ST CENTURY HOLDING CO
filed 2008-08-11
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

Common Stock, $.01 par value - 8,013,894 outstanding as of August 11, 2008

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$68,102	$99,484
Fixed maturities, held to maturity, at amoritized cost	23,157	20,210
Equity securities, available for sale, at fair value	12,125	16,530

Total investments	103,384	136,224

Cash and short term investments	63,794	22,524
Receivable for investments sold	-	6,420
Finance contracts, net of allowance for credit losses of $26 in 2008 and $38 in
2007, and net of unearned finance charges of $11 in 2008 and $15 in 2007	201	420
Prepaid reinsurance premiums	790	8,471
Premiums receivable, net of allowance for credit losses of $229 and $288, respectively	5,164	3,797
Reinsurance recoverable, net	16,796	22,942
Deferred policy acquisition costs	8,806	8,958
Deferred income taxes, net	8,155	5,640
Income taxes receivable	1,710	-
Property, plant and equipment, net	923	1,046
Other assets	2,878	2,918

Total assets	$212,602	$219,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$58,347	$59,685
Unearned premiums	55,421	56,394
Premiums deposits and customer credit balances	2,141	2,761
Bank overdraft	9,016	8,695
Income taxes payable	-	4,226
Deferred gain from sale of property	1,735	1,998
Accounts payable and accrued expenses	3,115	4,346

Total liabilities	129,776	138,104

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding 8,013,894 and 7,871,234, respectively	80	79
Additional paid-in capital	49,727	48,240
Accumulated other comprehensive (deficit)	(1,510)	(2,596)
Retained earnings	34,528	35,534
Total shareholders' equity	82,826	81,257
Total liabilities and shareholders' equity	$212,602	$219,361

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$27,241	$44,462	$54,844	$93,652
Gross premiums ceded	(8,233)	(15,803)	(8,233)	(15,809)

Net premiums written	19,008	28,658	46,611	77,843

(Decrease) in prepaid reinsurance premiums	(2,366)	(846)	(13,520)	(17,818)
(Increase) Decrease in unearned premiums	(1,183)	(2,999)	973	(12,839)

Net change in prepaid reinsurance premiums and unearned premiums	(3,549)	(3,845)	(12,547)	(30,657)

Net premiums earned	15,459	24,814	34,065	47,187
Commission income	964	5,987	1,027	6,491
Finance revenue	92	160	177	347
Managing general agent fees	530	804	1,029	1,422
Net investment income	1,899	2,131	3,775	3,700
Net realized investment (losses) gains	(4,664)	80	(6,313)	(48)
Regulatory assessments recovered	912	415	1,234	682
Other income	235	102	474	297

Total revenue	15,427	34,493	35,469	60,078

Expenses:
Losses and LAE	12,493	9,658	20,368	23,760
Operating and underwriting expenses	1,473	3,100	3,029	7,065
Salaries and wages	1,763	1,734	3,521	3,290
Interest expense	-	60	-	145
Policy acquisition costs, net of amortization	3,787	4,909	7,623	9,517

Total expenses	19,517	19,460	34,541	43,777

(Loss) Income before provision for income tax (benefit) expense	(4,090)	15,033	928	16,300
Provision for income tax (benefit) expense	(1,590)	4,555	(881)	4,979

Net (loss) income	$(2,500)	$10,478	$1,809	$11,321

Basic net (loss) income per share	$(0.31)	$1.32	$0.23	$1.42

Fully diluted net (loss) income per share	$(0.31)	$1.31	$0.23	$1.40

Weighted average number of common shares outstanding	7,974,053	7,930,964	7,944,305	7,944,933

Weighted average number of common shares outstanding (assuming dilution)	7,974,053	8,014,947	7,975,057	8,099,187

Dividends paid per share	$0.18	$0.18	$0.36	$0.36

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$1,809	$11,321
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of investment (discount), net	(106)	(180)
Depreciation and amortization of property plant and equipment, net	166	155
Net realized investment (losses)	(6,313)	(48)
Common Stock issued for interest on Notes	-	109
(Recovery) for credit losses, net	(7)	(6)
Provision for uncollectible premiums receivable	50	397
Non-cash compensation	503	143
Changes in operating assets and liabilities:	-	-
Premiums receivable	(1,417)	(222)
Prepaid reinsurance premiums	7,680	17,561
Reinsurance recoverable, net	6,146	(7,284)
Income taxes recoverable	(1,710)	(316)
Deferred income tax expense	(2,515)	(2,518)
Policy acquisition costs, net of amortization	152	(1,317)
Premium finance contracts receivable	226	354
Other assets	(223)	(6,392)
Unpaid losses and LAE	(1,337)	5,591
Unearned premiums	(973)	12,839
Premium deposits and customer credit balances	(620)	376
Income taxes payable	(4,226)	-
Bank overdraft	321	2,466
Accounts payable and accrued expenses	(1,230)	(2,318)
Net cash (used) provided by operating activities	(3,625)	30,711
Cash flow provided by (used in) investing activities:
Proceeds from sale of investment securities available for sale	81,595	72,033
Purchases of investment securities available for sale	(34,829)	(108,708)
Purchases of property and equipment	(42)	(31)
Net cash provided by (used) in investing activities	46,723	(36,705)
Cash flow (used in) financing activities:
Exercised stock options	1,337	89
Dividends paid	(2,814)	(2,876)
Purchase of treasury stock	(144)	(1,518)
Tax benefit related to non-cash compensation	(207)	63
Revolving credit outstanding	-	-
Net cash (used in) financing activities	(1,828)	(4,242)
Net increase (decrease) in cash and short term investments	41,270	(10,236)
Cash and short term investments at beginning of period	22,524	17,917
Cash and short term investments at end of period	$63,794	$7,680

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2008	2007
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$2
Income taxes	$8,125	$7,300
Non-cash investing and finance activities:
Accrued dividends payable	$1,445	$1,444
Retirement of subordinated debt by Common Stock issuance	$-	$2,083
Stock issued to pay interest on subordinated debt	$-	$109

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

21st Century Holding Company (“21st Century,” “Company,” “we,” “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”). We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized in several states to underwrite commercial general liability coverage as either an admitted or non-admitted carrier. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Additionally, both Federated National and American Vehicle are authorized to underwrite personal and commercial automobile insurance in Florida as an admitted carrier.

During the six months ended June 30, 2008, 72.8%, 26.6% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2007, 79.0%, 19.5% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and loss adjustment expenses (“LAE”) are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

In January 2008, the State of Florida granted American Vehicle licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance product. Effective June 23, 2008 Assurance MGA became licensed in the state of Georgia as a non-resident General Agency. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. For the above-mentioned services, Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees. The 6% commission fee from Federated National and American Vehicle became effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and servicing additional insurance products in the future.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards Number 5, Accounting for Contingencies (“SFAS No. 5”) involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

(B) Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FASB 157-2, Effective Date of FASB No. 157 (“FSP FASB 157-2”). FSP FASB 157-2, which was effective upon issuance and delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FASB No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 , which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value

21st Century Holding Company
Notes to Consolidated Financial Statements

option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The adoption of SFAS No. 159 has not had a material impact, to date, on our financial position or results of operations.

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

(C) Stock Options

At June 30, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in Footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2008 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the six months ended June 30, 2008, we have granted 38,026 qualified stock options and 25,474 non-qualified stock options to employees, executive officers and directors with an average option price of $12.74 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to Footnote 6, Stock Compensation Plans.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

The Company's subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Copmany in establishing loss and LAE reserves.

The Company also faces in the ordinary course of business lawsuits that seeek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5, "Accounting for Contingencies." Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.  Certain claims and legal actions have been brought against the Company for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above.  While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not believe they are likely to have a material effect on the Company's financial condition or liquidity.  Losses incurred as a result of these cases could, however, have a material adverse impact on net earnings.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Insurance Guarantee Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”) the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Joint Underwriters Association (“JUA”).

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

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with these assessments and has recouped less than $0.1 million during 2008, $0.4 million during 2007 and $1.3 million during 2006. Pursuant to provisions contained in our excess of loss reinsurance contracts, Federated National has subrogated $0.6 million to our reinsurers as of June 30, 2008.

The OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, dated May 4, 2006, to all property and casualty insurers, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FHCF assessment. The FHCF and OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after

21st Century Holding Company
Notes to Consolidated Financial Statements

January 1, 2007 and will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

In addition to the assessments noted above, the OIR has also issued Information Memorandum OIR -07-02M, titled Information Regarding Emergency Assessment by Citizens Property Insurance Corporation, dated January 11, 2007, to all property and casualty insurers in the state of Florida placing them on notice that an order had been approved for an emergency assessment by Citizens for its High Risk Account. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment will be remitted to the administrator of the assessment as collected.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating motor vehicle insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. During the year ended December 31, 2007, Federated National was assessed $7,470 and American Vehicle recovered $842, by and from the JUA Plan based on its December 2007 Cash Activity Report. During the year ended December 31, 2006 Federated National and American Vehicle were assessed $221,765 and $1,579, respectively. These charges are contained in Operating and Underwriting Expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

Bonds totaling $13.4 million secure a $3.0 million irrevocable letter of credit, which was reduced from $10.0 million in February 2008, in order to facilitate business opportunities in connection with our commercial general liability program agreement with Republic Underwriters Insurance Company ("Republic"). Our agreement with Republic was terminated effective as of June 30, 2007. See Footnote 6 in our unaudited financial statements for the quarter ended June 30, 2008, which are included in Item I, Part 1 hereof.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2008	307,458
2009	625,165
2010	637,668
2011	648,331
Total	$2,218,622

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

None

Ongoing legal proceedings:

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (the “Court”) on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaint seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their motion to dismiss the consolidated amended complaint on February 25, 2008.  The Plaintiff’s response to Defendant’s motion to dismiss was filed April 22, 2008. The Court has set the hearing date for oral arguments on the motion to dismiss for August 20, 2008.

On March 18, 2008, a verified shareholder derivative lawsuit was filed against certain current or former officers and directors of the Company in the United States District Court for the Southern District of Florida by Anthony Neil Sellers, derivatively on behalf of nominal Defendant 21st Century Holding Company. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment occurring form October 3, 2006 through the present. The complaint seeks an unspecified amount of damages. On July 29, 2008, the Court dismissed the Plaintiff’s complaint, but provided the Plaintiff with 30 days to amend the complaint. We have been advised that the Plaintiff will amend its complaint during this time period.

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

(4) Fair Value Disclosure

In September 2006, FASB issued SFAS No. 157. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

21st Century Holding Company
Notes to Consolidated Financial Statements

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement

Securities available for sale: The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below:

	(Dollars in thousands)
	Level 1	Level 2	Level 3	Balance at June 30, 2008
US government obligations and agencies	$21,579	$-	$-	$21,579
Corporate securities and other	46,523	-	-	46,523
	$68,102	$-	$-	$68,102

Equity securities	12,125	-	-	12,125
	$12,125	$-	$-	$12,125

(5) Comprehensive Income

For the three and six months ended June 30, 2008 and 2007, comprehensive income consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(2,500,031)	$10,478,429	$1,808,558	$11,321,234
Change in net unrealized gains on investments available for sale	1,602,055	(939,137)	1,675,083	(1,203,126)
Comprehensive (loss) income, before tax	(897,976)	9,539,292	3,483,641	10,118,108

Income tax (benefit) expense related to items of other comprehensive income	(634,210)	430,812	(588,807)	530,151
Comprehensive income	$(1,532,186)	$9,970,104	$2,894,834	$10,648,259

(6) Reinsurance Agreements

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

21st Century Holding Company
Notes to Consolidated Financial Statements

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $297.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $235.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million or 56% of the $297.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

For the 2007-2008 hurricane season, the excess of loss and FHCF treaties insured us for approximately $403.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $320.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provided coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totaled approximately $261.0 million or 65% of the $403.0 million of aggregate catastrophic losses and LAE. The FHCF afforded coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The cost to the Company for these reinsurance products for the 2008-2009 and 2007-2008 hurricane seasons, including the prepaid automatic premium reinstatement protection totals approximately $31.1 million and $46.5 million, respectively.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. It is our understanding, based upon a memo from The Florida House of Representatives, Committee on Insurance, to House Speaker Marco Rubio, dated April 2, 2008, that it is probable, under the current FHCF structure, that hundreds of millions of dollars of FHCF claims in Florida will go unpaid for some time. The FHCF currently has limited cash available to pay claims in connection with a catastrophic event. The FHCF has the authority to raise additional cash to pay claims through the issuance of FHCF bonds. The retirement of these bonds would be funded by imposing additional assessments on future insurance premiums written in the state.

21st Century Holding Company
Notes to Consolidated Financial Statements

The private reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

Reinsurer	A.M. Best Rating
UNITED STATES
Everest Reinsurance Company	A+
GMAC Re/Motors Insurance Corporation	A-
Munich Reinsurance America, Inc.	A+
QBE Reinsurance Corporation	A	*

BERMUDA
Actua Re Limited	NR	*
Ariel Reinsurance Company Limited	A-	*
DaVinci Reinsurance Limited	A	*
Flagstone Reinsurance Limited	A-
Hiscox Insurance Company Limited	A-
Max Bermuda Limited	A-
New Castle Reinsurance Company Limited	A-	*
Renaissance Reinsurance Limited	A+	*
Amlin Bermuda Limited	A

EUROPE
Lansforsakringar Sak Forsakringsaktiebolag	NR
SCOR Switzerland AG	A-

* 2008 Reinstatement Premium Protection Program Participants

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

In order to expand our commercial general liability business, we entered into a 100% quota-share reinsurance treaty with Republic on March 28, 2006. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. Republic has a financial rating of “A-” Excellent with A.M. Best. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with an A.M. Best rating.

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

Our automobile quota-share reinsurance treaties for 2003 included loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer will realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of June 30, 2008 are estimated to be 67.8% and 79.3% for Federated National and American Vehicle, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

 (7) Stock Compensation Plans

We implemented a stock option plan in November 1998 that provides for the granting of stock options to officers, key employees and consultants. The objectives of this plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan have been granted at prices, which are either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 129,099 and 152,599 shares, respectively.

In 2001, we implemented a franchisee stock option plan that provides for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan have been granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 988,500 common shares, and, as of June 30, 2008, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Option Plan. The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors. Our success is largely dependent upon their efforts and judgment therefore, by authorizing the grant of options to purchase common stock we encourage stock ownership. Options outstanding under the plan were granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 569,251 and 660,309 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2006 to June 30, 2008, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	109,849	$13.32	-	$-	57,151	$13.18
Exercised	(2,000)	$6.67	-	$-	(16,300)	$10.02
Cancelled	-	$-	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599	$14.92	-	$-	660,309	$13.78
Granted	-	$-	-	$-	63,500	$12.74
Exercised	(13,500)	$6.67	-	$-	(141,458)	$8.81
Cancelled	(10,000)	$11.11	-	$-	(13,100)	$14.25
Outstanding at June 30, 2008	129,099	$16.08	-	$-	569,251	$14.89

21st Century Holding Company
Notes to Consolidated Financial Statements

Options outstanding as of June 30, 2008 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
June 30, 2008	35,250	$16.08	-	$-	254,699	$14.89
December 31, 2008	13,969	$16.08	-	$-	61,930	$14.89
December 31, 2009	19,970	$16.08	-	$-	102,554	$14.89
December 31, 2010	19,970	$16.08	-	$-	80,256	$14.89
December 31, 2011	19,970	$16.08	-	$-	36,056	$14.89
December 31, 2012	19,970	$16.08	-	$-	22,856	$14.89
Thereafter	-	$16.08	-	$-	10,900	$14.89
Total options exercisible	129,099		-		569,251

At June 30, 2008, the Company has two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2008 and 2007 includes:

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2008 and 2007, are lower by approximately $258,000 and $503,000, and $205,000 and $143,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 would have been $0.29 and $0.29, and $1.44 and $1.42, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.23 and $0.23, and $1.42 and $1.40, respectively.

Basic and diluted earnings per share for the three months ended June 30, 2008 and 2007 would have been ($0.30) and ($0.30), and $1.34 and $1.33, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of ($0.31) and ($0.31), and $1.32 and $1.31, respectively.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

The weighted average fair value for the 17,500 new options granted during the three months ended June 30, 2008, estimated on the dates of grant using the Black-Scholes option-pricing model was $3.09 per option. The weighted average fair value for the 40,000 new options granted during the three months ended June 30, 2007, estimated on the dates of grant using the Black-Scholes option-pricing model was $2.92 per option.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	June 30, 2008	June 30, 2007
Dividend yield	5.50% - 8.30%	3.20% - 6.70%
Expected volatility	54.65% - 54.83%	42.87% - 54.77%
Risk-free interest rate	1.60% - 2.24%	4.79% - 4.86%
Expected life (in years)	3.18 - 3.19	2.58

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

Summary information about the Company’s stock options outstanding as of June 30, 2008:

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2008	Periods in Years	Exercise Price	June 30, 2008

1998 Plan	$6.67 - $27.79	129,099	4.72	$16.08	35,250
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$9.17 - $18.21	569,251	3.35	$14.89	254,699

(8) Subordinated Debt

On September 30, 2004, we completed a private placement of 6% Senior Subordinated Notes due September 30, 2007 (the “September 2004 Notes”). These notes were offered and sold to accredited investors as units consisting of one September 2004 Note with a principal amount of $1,000 and warrants to purchase shares of our Common Stock (the “2004 Warrants”). We sold an aggregate of $12.5 million of units in this placement, which resulted in proceeds (net of placement agent fees of $700,000 and offering expenses of $32,500) to us of $11,767,500.

On September 30, 2007, we made the final principal payment of $1,041,667 on the September 2004 notes and the September 2004 warrants expired. Of the 1,019,608 shares that could have been issued in connection with the September 2004 warrants, 911,270 were exercised and 108,338 were unexercised. The unexercised warrants were cancelled as of September 30, 2007.

During 2007, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, our first and second quarterly regularly scheduled payments of principal and interest due in shares of our common stock. Common stock issued in connection with the first and second quarter of 2007 payments totaled 54,211 and 63,114 shares, respectively. Our third and fourth regularly scheduled payments of principal and interest during 2007 were paid in cash and totaled $1.1 million per payment. The last installment was paid on September 30, 2007.

21st Century Holding Company
Notes to Consolidated Financial Statements

(9) Stockholder’s Equity

Capital Stock

The Company’s authorized capital consists of 1 million shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2008, there were no preferred shares issued or outstanding and there were 8,013,894 shares of common stock outstanding.

(10) Subsequent Event

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2008 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We are an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, control substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ property and casualty insurance, commercial general liability insurance, and personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

American Vehicle. We internally process claims made by our own and third-party insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

Federated National is authorized to underwrite homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized in several states to underwrite commercial general liability coverage as either an admitted or non-admitted carrier. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Additionally, both Federated National and American Vehicle are authorized to underwrite personal and commercial automobile insurance in Florida as an admitted carrier.

During the six months ended June 30, 2008, 72.8%, 26.6% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the six months ended June 30, 2007, 79.0%, 19.5% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, during 2007 and 2008, more than a dozen new homeowner insurance companies have received authority by the Florida OIR to commence business.

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

In January 2008, the State of Florida granted American Vehicle licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier.

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

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products. Effective June 23, 2008 Assurance MGA became licensed in the state of Georgia as a Non-resident General Agency. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. For the above-mentioned services, Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid losses and LAE and the amount and recoverability of amortization of deferred polcy acquisition costs. In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates that are described in greater detail in Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Except as described below, we believe that during the first six months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

New Accounting Pronouncements

In February 2008, FASB issued FSP FASB 157-2, which was effective upon issuance and delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. FSP FASB No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP. We adopted SFAS No. 157 effective with the first interim period beginning after January 1, 2008. The adoption of SFAS No. 157 has not had a material impact, to date, on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The adoption of SFAS No. 159 has not had a material impact, to date, on our financial position or results of operations.

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

Analysis of Financial Condition
As of June 30, 2008 Compared to December 31, 2007

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

Total Investments decreased $32.8 million, or 24.1%, to $103.4 million as of June 30, 2008, compared to $136.2 million as of December 31, 2007. Our fixed income portfolio contained callable features exercised during the six months ended June 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short-term investment options for best yields that match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 78% of total investments as of June 30, 2008, compared to 85% as of December 31, 2007.

We did not hold any non-trading investment securities during 2008 or 2007.

Below is a summary of net unrealized gains and (losses) at June 30, 2008 and December 31, 2007 by category.

	Unrealized Gains and (Losses)
	June 30, 2008	December 31, 2007
Fixed maturities:
U.S. government obligations	$(63,948)	$(68,974)
Obligations of states and political subdivisions	16,567	(1,706)
	(47,381)	(70,680)

Corporate securities:
Communications	(73,001)	(3,481)
Financial	(52,743)	(16,984)
Other	(382,388)	(25,852)
	(508,132)	(46,317)
Equity securities:
Common stocks	(1,875,719)	(3,989,319)

Total fixed, corporate and equity securities	$(2,431,232)	$(4,106,316)

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

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During the six months ended June 30, 2008, in connection with this process, we have charged to operations a net realized investment loss totaling approximately $6.5 million with an estimated provisional tax effect of approximately $2.5 million. The charge relates to short-term investments in connection with the common stocks of financial and pharmaceutical industries.

The investments held at June 30, 2008 and December 31, 2007 were comprised mainly of United States government and agency bonds, as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds, predominantly held in the financial and conglomerate industries. At June 30, 2008, approximately 55% of the equity holdings are in mutual funds and 45% are in equities related to the financial industry and insurance industry.

All of our securities, except as noted above, are in good standing and are not impaired as defined by FASB SFAS No. 115.

During June 2008, we reclassified $7.2 million of our bond portfolio as held-to-maturity because we decided that we had the ability to hold them until maturity.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $41.3 million, or 183.2%, to $63.8 million as of June 30, 2008, compared to $22.5 million as of December 31, 2007. These balances are held primarily in money market accounts at amounts deemed sufficient to meet short-term cash requirements. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Our fixed income portfolio contained callable features exercised during the six months ended June 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

Receivable for Investments Sold

Receivable for investments sold decreased to nothing as of June 30, 2008, compared to $6.4 million as of December 31, 2007. The decrease is a result of investment trading activity that occurred in late December and settled during early January 2008.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.2 million, or 52.1%, to $0.2 million as of June 30, 2008, compared to $0.4 million as of December 31, 2007. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $7.7 million, or 90.7%, to $0.8 million as of June 30, 2008, compared to $8.5 million as of December 31, 2007. The decrease is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.4 million, or 36.0%, to $5.2 million as of June 30, 2008, compared to $3.8 million as of December 31, 2007. Our homeowners’ insurance premiums receivable increased $0.8 million, or 70.7%, to $2.0 million as of June 30, 2008, compared to $1.2 million as of December 31, 2007. Our commercial general liability insurance premiums receivable increased $0.6 million, or 24.6%, to $3.2 million as of June 30, 2008, compared to $2.6 million as of December 31, 2007. Premiums receivable in connection with our automobile line of business decreased $0.2 million, or 42.9%, to $0.2 million as of June 30, 2008, compared to $0.4 million as of December 31, 2007. These changes are attributed to the seasonality of the purchasing patterns of our policyholders and our insurance policy marketing efforts.

Reinsurance Recoverable, net

Reinsurance Recoverable, net, decreased $6.1 million, or 26.8%, to $16.8 million as of June 30, 2008, compared to $22.9 million as of December 31, 2007. The decrease is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We have not recorded a valuation allowance in connection with our reinsurance recoverable, net.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $0.2 million, or 1.7%, to $8.8 million as of June 30, 2008, compared to $9.0 million as of December 31, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.5 million, or 44.6%, to $8.2 million as of June 30, 2008, compared to $5.6 million as of December 31, 2007. Deferred income taxes, net is comprised of approximately $11.4 million and $8.9 million of deferred tax assets, net of approximately $3.2 million and $3.2 million of deferred tax liabilities as of June 30, 2008 and December 31, 2007 , respectively.

Income Taxes Receivable

Income taxes receivable increased $1.7 million as of June 30, 2008, compared to nothing as of December 31, 2007. The change is due to tax payment patterns in connection with our tax liabilities. See income taxes payable, below.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.1 million, or 11.8%, to less than $1.0 million as of June 30, 2008 compared to more than $1.0 million as of December 31, 2007. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets remained unchanged at $2.9 million as of June 30, 2008, compared to $2.9 million as of December 31, 2007. Major components of other assets are as follows:

	June 30, 2008	December 31, 2007
Accrued interest income receivable	$639,171	$1,429,844
Notes receivable	686,234	807,275
Prepaid expenses	533,084	547,542
Insurance Receivables	962,616	-
Other	57,196	133,639
Total	$2,878,301	$2,918,300

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $1.3 million, or 2.3%, to $58.3 million as of June 30, 2008, compared to $59.7 million as of December 31, 2007. The composition of unpaid losses and LAE by product line is as follows:

	June 30, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$7,923,980	$19,608,725	$27,532,705	$7,775,769	$24,599,142	$32,374,911
Commercial General Liability	6,346,703	21,818,145	28,164,848	5,414,633	17,870,404	23,285,037
Automobile	269,341	2,380,451	2,649,792	530,308	3,494,534	4,024,842
	$14,540,024	$43,807,321	$58,347,345	$13,720,710	$45,964,080	$59,684,790

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

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.3 million during the six months ended June 30, 2008.

Unearned Premium

Unearned premiums decreased $1.0 million, or 1.7%, to $55.4 million as of June 30, 2008, compared to $56.4 million as of December 31, 2007. The decrease was due to a $0.8 million decrease in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned commercial general liability premiums, and a $0.3 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could continue to negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $0.6 million, or 22.5%, to $2.1 million as of June 30, 2008, compared to $2.8 million as of December 31, 2007. Premium deposits are monies received on policies not yet in force as of June 30, 2008.

Bank Overdraft

Bank overdraft increased $0.3 million, or 3.7%, to $9.0 million as of June 30, 2008, compared to $8.7 million as of December 31, 2007. The bank overdraft relates primarily to losses and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Income Taxes Payable

Income taxes payable was nothing as of June 30, 2008, compared to $4.2 million as of December 31, 2007. The change is due to tax payment patterns in connection with our tax liabilities. See income taxes receivable, above.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.3 million, or 13.1%, to $1.7 million as of June 30, 2008, compared to $2.0 million as of December 31, 2007. In accordance with the provisions of SFAS No. 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.2 million, or 28.3%, to $3.1 million as of June 30, 2008, compared to $4.3 million as of December 31, 2007. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Gross Premiums Written

Gross premiums written decreased $17.2 million, or 38.7%, to $27.2 million for the three months ended June 30, 2008, compared to $44.5 million for the three months ended June 30, 2007. The following table denotes gross premiums written by major product line:

	Three months ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$19,930,710	73.16%	$34,095,538	76.68%
Commercial General Liability	7,235,074	26.56%	10,074,519	22.66%
Automobile	75,129	0.28%	291,447	0.66%
Gross written premiums	$27,240,913	100.00%	$44,461,504	100.00%

The Company’s sale of homeowners’ policies decreased $14.2 million, or 41.5%, to $19.9 million for the three months ended June 30, 2008, compared to $34.1 million for the three months ended June 30, 2007. The significant erosion is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We do not intend to compete with others solely based on pricing mechanisms. We will continue to market our property insurance product in territories in Florida where our rates are competitive.

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

 The Company’s sale of commercial general liability policies decreased by $2.8 million to $7.2 million for the three months ended June 30, 2008, compared to $10.1 million for the three months ended June 30, 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$28	0.39%	$-	-
Arkansas	4	0.06%	-	-
California	104	1.44%	-	-
Florida	4,510	62.34%	6,881	68.30%
Georgia	143	1.98%	295	2.93%
Kentucky	1	0.01%	4	0.04%
Louisiana	1,330	18.38%	1,481	14.70%
South Carolina	28	0.39%	43	0.43%
Texas	1,090	15.05%	1,354	13.44%
Virginia	(3)	-0.04%	17	0.16%
Total	$7,235	100.0%	$10,075	100.0%

The Company’s sale of auto insurance policies decreased by $0.2 million, or 74.2%, to less than $0.1 million for the three months ended June 30, 2008, compared to $0.3 million for the three months ended June 30, 2007. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida.

Gross Premiums Ceded

Gross premiums ceded decreased $7.6 million, or 47.9%, to $8.2 million for the three months ended June 30, 2008, compared to $15.8 million for the three months ended June 30, 2007.

(Decrease) in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $2.4 million for the three months ended June 30, 2008, compared to $0.8 million for the three months ended June 30, 2007. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $1.2 million for the three months ended June 30, 2008, compared to $3.0 million for the three months ended June 30, 2007. The change was due to a $1.4 million increase in unearned homeowners’ insurance premiums, nearly no change in unearned commercial general liability premiums and a 0.2 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $9.4 million, or 37.7%, to $15.5 million for the three months ended June 30, 2008, compared to $24.8 million for the three months ended June 30, 2007. These changes are a result of our experienced decreased premium volume. The following table denotes net premiums earned by product line:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$7,975,523	51.59%	$15,540,963	62.63%
Commercial General Liability	7,380,265	47.74%	8,892,955	35.84%
Automobile	102,947	0.67%	379,785	1.53%

Net premiums earned	$15,458,735	100.00%	$24,813,703	100.00%

Commission Income

Commission income decreased $5.0 million, or 83.9%, to $1.0 million for the three months ended June 30, 2008, compared to $6.0 million for the three months ended June 30, 2007. The 2008 commission income is in connection with our reinsurance treaties. The primary components of our commission income during 2007 was non-reoccurring operating events stemming from two separate events. First and pursuant to provisions contained in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and receive a no loss experience commission. In connection with these treaties we reported approximately $2.8 million in commission income during the three months ended June 30, 2007. The second non-reoccurring operating event was $2.4 million in commissions that we received from our participation in a Citizens take out program in May through July 2004, wherein the commissions were only earned upon the successful retention of the policyholders for thirty-six months.

Finance Revenue

Finance revenue decreased $0.1 million, or 42.8%, to $0.1 million for the three months ended June 30, 2008, compared to $0.2 million for the three months ended June 30, 2007. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.3 million, or 34.0% to $0.5 million for the three months ended June 30, 2008, compared to $0.8 million for the three months ended June 30, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this account.

Net Investment Income

Net investment income decreased $0.2 million, or 10.9%, to $1.9 million for the three months ended June 30, 2008, compared to $2.1 million for the three months ended June 30, 2007.

Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $0.8 million, to $0.9 million for the three months ended June 30, 2008, compared to less than $0.1 million for the three months ended June 30, 2007. Net investment income on U.S. government bonds decreased $1.2 million, to less than $0.1 million for the three months ended June 30, 2008, compared to $2.0 million for the three months ended June 30, 2007.

Affecting our net investment income was a decrease in the overall yield to 4.53% for the three months ended June 30, 2008 compared to a yield of 5.49% for the three months ended June 30, 2007.

Net Realized Investment (Losses) Gains

Net realized investment losses were $4.7 million for the three months ended June 30, 2008, compared to gains of $0.1 million for the three months ended June 30, 2007. The table below depicts the net realized investment (losses) gains by investment category for the three months ended June 30, 2008 as compared to the same period during 2007. During the quarter ended June 30, 2008, we marked four equity investments to market value pursuant to guidelines prescribed in SFAS no. 115. The pretax charge to operations was approximately $4.7 million in connection with our estimates of the net realizable value of these investments.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Net Realized (Losses) Gains
	Three Months Ended June 30,
	2008	2007

Equity securities:
Common stocks	$(4,663,912)	$80,087

Total net realized (losses) gains	$(4,663,912)	$80,087

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.5 million, or 120.0%, to $0.9 million for the three months ended June 30, 2008, compared to $0.4 million for the three months ended June 30, 2007.

Other Income

Other income increased $0.1 million, or 129.0%, to $0.2 million for the three months ended June 30, 2008, compared to $0.1 million for the three months ended June 30, 2007.

Major components of other income for the three months ended June 30, 2008 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE increased by $2.8 million, or 29.4%, to $12.5 million for the three months ended June 30, 2008, compared to $9.7 million for the three months ended June 30, 2007. The overall change includes a $0.3 million increase in our homeowners’ program, a $3.2 million increase in our commercial general liability program and a $0.7 million decrease in connection with our automobile program.

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

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $0.6 million during the quarter ended June 30, 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended June 30, 2008 was 80.8% compared with 38.9% for the same period in 2007. The table below reflects the loss ratios by product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
	2008	2007
Homeowners'	77.50%	37.50%
Commercial General Liability	91.02%	40.00%
Automobile	-114.70%	54.70%
All lines	80.81%	38.90%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $1.6 million, or 52.5%, to $1.5 million for the three months ended June 30, 2008, compared to $3.1 million for the three months ended June 30, 2007. The change is primarily due to a $1.0 million decrease in premium tax expense which is a result of decreased written premiums in this period. Also contributing to the change is a $0.7 million decrease in bad debts expense.

Salaries and Wages

Salaries and wages increased 1.7%, to $1.8 million for the three months ended June 30, 2008, compared to $1.7 million for the three months ended June 30, 2007. The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $120,000 during the three months ended June 30, 2008 compared to approximately $205,000 for the three months ended June 30, 2007.

Interest Expense

Interest expense decreased to nothing for the three months ended June 30, 2008, compared to $0.1 million for the three months ended June 30, 2007. The decrease is in correlation to our subordinated debt that was satisfied in September 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $1.1 million, or 22.8%, to $3.8 million for the three months ended June 30, 2008, compared to $4.9 million for the three months ended June 30, 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $1.6 million for the three months ended June 30, 2008, compared to an income tax expense of $4.6 million for the three months ended June 30, 2007. The effective rate for income taxes was 38.8% for the three months ended June 30, 2008, compared to 30.3% for the same three-month period in 2007.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss income for the three months ended June 30, 2008, was $2.5 million compared to net income of $10.5 million for the three months ended June 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Gross Premiums Written

Gross premiums written decreased $38.8 million, or 41.4%, to $54.8 million for the six months ended June 30, 2008, compared to $93.7 million for the six months ended June 30, 2007. The following table denotes gross premiums written by major product line:

	Six months ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$39,920,446	72.79%	$73,959,159	78.97%
Commercial General Liability	14,589,929	26.60%	18,224,617	19.46%
Automobile	333,934	0.61%	1,468,457	1.57%
Gross written premiums	$54,844,309	100.00%	$93,652,233	100.00%

The Company’s sale of homeowners’ policies decreased $34.0 million, or 46.0% to $39.9 million for the six months ended June 30, 2008, compared to $74.0 million for the six months ended June 30, 2007. The significant erosion is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We do not intend to compete with others solely based on pricing mechanisms. We will continue to market our property insurance product in territories in Florida where our rates are competitive.

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

The Company’s sale of commercial general liability policies decreased by $3.6 million to $14.6 million for the six months ended June 30, 2008, compared to $18.2 million for the three months ended June 30, 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Six Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$72	0.49%	$-	-
Arkansas	12	0.08%	-	-
California	200	1.37%	-	-
Florida	9,394	64.41%	12,505	68.61%
Georgia	329	2.25%	592	3.25%
Kentucky	1	0.01%	5	0.03%
Louisiana	2,514	17.22%	2,682	14.71%
South Carolina	60	0.41%	87	0.48%
Texas	2,000	13.71%	2,322	12.74%
Virginia	8	0.05%	32	0.18%
Total	$14,590	100.0%	$18,225	100.0%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of auto insurance policies decreased by $1.1 million, or 77.3%, to $0.3 million for the six months ended June 30, 2008, compared to $1.5 million for the six months ended June 30, 2007. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida.

Gross Premiums Ceded

Gross premiums ceded decreased $7.6 million, or 47.9%, to $8.2 million for the six months ended June 30, 2008, compared to $15.8 million for the six months ended June 30, 2007.

(Decrease) in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $13.5 million for the six months ended June 30, 2008, compared to $17.8 million for the six months ended June 30, 2007. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

 (Increase) Decrease in Unearned Premiums

The decrease in unearned premiums was $1.0 million for the six months ended June 30, 2008, compared to an increase of $12.8 million for the six months ended June 30, 2007. The 2008 amount was due to a $0.8 million decrease in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned commercial general liability premiums and a $0.3 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $13.1 million, or 27.8%, to $34.1 million for the six months ended June 30, 2008, compared to $47.2 million for the six months ended June 30, 2007. The following table denotes net premiums earned by product line:

	Six Months Ended June 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$18,946,664	55.62%	$28,351,820	60.08%
Commercial General Liability	14,731,926	43.25%	17,249,935	36.56%
Automobile	385,986	1.13%	1,584,976	3.36%

Net premiums earned	$34,064,576	100.00%	$47,186,731	100.00%

Commission Income

Commission income decreased $5.5 million, or 84.2%, to $1.0 million for the six months ended June 30, 2008, compared to $6.5 million for the six months ended June 30, 2007. The 2008 commission income is in connection with our reinsurance treaties.

Finance Revenue

Finance revenue decreased $0.2 million, or 48.9%, to $0.2 million for the six months ended June 30, 2008, compared to $0.3 million for the six months ended June 30, 2007. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.4 million, or 27.6%, to $1.0 million for the six months ended June 30, 2008, compared to $1.4 million for the six months ended June 30, 2007. The recent decreased production

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this account.

Net Investment Income

Net investment income increased $0.1 million, or 2.0%, to $3.8 million for the six months ended June 30, 2008, compared to $3.7 million for the six months ended June 30, 2007.

 Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $0.8 million, to $0.9 million for the six months ended June 30, 2008, compared to $0.1 million for the six months ended June 30, 2007. Net investment income on U.S. government bonds decreased $1.1 million, to $0.1 million for the six months ended June 30, 2008, compared to $1.2 million for the six months ended June 30, 2007.

Affecting our net investment income was a decrease in the overall yield to 4.63% for the six months ended June 30, 2008 compared to a yield of 4.83% for the six months ended June 30, 2007.

Net Realized Investment (Losses) Gains

Net realized investment losses were $6.3 million for the six months ended June 30, 2008, compared to nearly nothing for the six months ended June 30, 2007. The table below depicts the net realized investment (losses) gains by investment category for the six months ended June 30, 2008 as compared to the same period during 2007. During the six months ended June 30, 2008, we marked five equity investments to market value pursuant to guidelines prescribed in SFAS No. 115. The pretax charge to operations was approximately $6.5 million in connection with our estimates of the net realizable value of these investments.

	Net Realized (Losses) Gains
	Six Months Ended June 30,
	2008	2007
Fixed maturities:
U.S. government obligations and agencies	$16,760	$-
Obligations of states and political subdivisions	(4,057)	(63)

Equity securities:
Common stocks	(6,325,992)	(47,982)

Total net realized (losses) gains	$(6,313,289)	$(48,045)

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.6 million, or 81.1%, to $1.2 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007.

Other Income

Other income increased $0.2 million, or 59.4%, to $0.5 million for the six months ended June 30, 2008, compared to $0.3 million for the six months ended June 30, 2007.

Major components of other income for the six months ended June 30, 2008 included approximately $0.2 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $3.4 million, or 14.3%, to $20.4 million for the six months ended June 30, 2008, compared to $23.8 million for the six months ended June 30, 2007. The overall change includes a $4.4 million decrease in our homeowners’ program, a $4.2 million increase in our commercial general liability program and a $3.2 million decrease in connection with our automobile program.

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

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.3 million during the six months ended June 30, 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six -month period ended June 30, 2008 was 59.8% compared with 50.3% for the same period in 2007. The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2008	2007
Homeowners'	55.0%	52.3%
Commercial General Liability	70.4%	36.1%
Automobile	-45.1%	135.2%
All lines	59.8%	50.3%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $4.0 million, or 57.1%, to $3.0 million for the six months ended June 30, 2008, compared to $7.1 million for the six months ended June 30, 2007. The change is primarily due to a $2.1 million decrease in premium tax expense, a result of decreased written premium. Also contributing to the change is a $1.3 million decrease in bad debts expense, a $0.1 million decrease in bank fees and a $0.2 million decrease in licenses and fees.

Salaries and Wages

Salaries and wages increased $0.2 million, or 7.0%, to $3.5 million for the six months ended June 30, 2008, compared to $3.3 million for the six months ended June 30, 2007. The charge to operations for stock-based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $258,000 during the six months ended June 30, 2008 compared to approximately $206,000 for the six months ended June 30, 2007.

Interest Expense

Interest expense decreased to nothing for the six months ended June 30, 2008, compared to $0.1 million for the six months ended June 30, 2007. The decrease is in correlation to our subordinated debt that was satisfied during 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $1.9 million, or 19.9%, to $7.6 million for the six months ended June 30, 2008, compared to $9.5 million for the six months ended June 30, 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $0.9 million for the six months ended June 30, 2008, compared to an expense of $5.0 million for the six months ended June 30, 2007. The effective rate for income taxes was 94.9% for the six months ended June 30, 2008, compared to 30.3% for the same six -month period in 2007. The unusual provision for the six months ended June 30, 2008 is due to a $6.5 million investment impairment adjustment and the related deferred tax asset. Also affecting the 2008 rate was a one-time $1.0 million benefit in connection with the estimation of the previous years’ income taxes.

A summary of the provision for income tax benefit for the six months ended June 30, 2008 is as follows:

Six Month Ended June 30, 2008

Federal:
Current	$2,671,722
Deferred	(2,621,751)
Provision for Federal income tax expense	49,971
State:
Current	471,605
Deferred	(436,625)
Provision for state income tax expense	34,980
Subtotal	84,951
Prior year credit to provision	(965,555)
Provision for income tax (benefit)	$(880,604)

The actual provision for income tax (benefit) differs from the "expected" provision for income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows:

Six Month Ended June 30, 2008

Computed expected provision for income tax expense, at federal rate	$318,196
State tax, net of federal deduction benefit	33,685
Tax-exempt interest	(111,635)
Dividend received deduction	(124,713)
Stock option expense and other permanent differences	(56,939)
Other, net	26,358
Subtotal	$84,951
Prior year credit to provision	(965,555)
Provision for income tax (benefit)	$(880,604)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Month Ended June 30, 2008

Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,913,941
Unearned premiums	3,640,963
Unrealized loss on investment securities	921,631
Allowance for credit losses	96,499
Allowance for impairments	2,471,286
Regulatory assessments	1,651,851
Discount on advance premiums	(42,514)
Deferred gain on sale and leaseback	539,004
Stock option expense per FASB 123 R	210,426
Total deferred tax assets	11,403,088

Net Income

As a result of the foregoing, the Company’s net income for the six months ended June 30, 2008, was $1.8 million compared to net income of $11.3 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

For the six months ended June 30, 2008, our primary sources of capital were revenues generated from operations, including decreased prepaid reinsurance premiums, decreased reinsurance recoverable, net, non-cash compensation, increased bank overdraft, decreased finance contracts receivable, depreciation and amortization, decreased policy acquisition costs, net of amortization and an increase in the provision for uncollectible premiums receivable. Also contributing to our liquidity were proceeds from the sale of investments and exercised stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the six months ended June 30, 2008, operations used net operating cash flow of $3.6 million, compared to provided $30.7 million for the six months ended June 30, 2007.

For the six months ended June 30, 2008, operations generated $17.1 million of gross cash flow due to a $7.7 million decrease in prepaid reinsurance premiums, a $6.1 million decrease in reinsurance recoverable, net, $0.5 million in non-cash compensation and a $0.3 million increase in bank overdraft. To a much less significant extent, operations generated additional sources of cash via a $0.2 million decrease in finance contracts receivable, $0.2 million in depreciation and amortization, a $0.2 million decrease in policy acquisition costs, net of amortization, and a $0.1 million increase in the provision for uncollectible premiums receivable, all in conjunction with net income of $1.8 million.

For the six months ended June 30, 2008, operations used $20.7 million of gross cash flow primarily due to $6.3 million in net realized investment losses, a $4.2 million decrease in income taxes payable, a $2.5 million increase in deferred income tax expense, a $1.7 million increase in income taxes recoverable, a $1.4 million increase in premiums receivable, a $1.3 million decrease in unpaid losses and LAE, a $1.2 million decrease in accounts payable and accrued expenses, a $1.0 million decrease in unearned premiums, a $0.6 million decrease in premium deposits and customer credit balances, a $0.2 million increase in other assets, $0.1 million in amortization of investment discount, net, and a $0.1 million increase in recovery for credit losses, net.

Subject to catastrophic occurrences, net operating cash flow is expected to be slightly positive in the short-term and continue to deteriorate while the soft market conditions prevail.

For the six months ended June 30, 2008, net investing activities provided $46.7 million, compared to having used $36.7 million for the six months ended June 30, 2007. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the six months ended June 30, 2008, investing activities generated $81.6 million and used $34.9 million from the maturity several times over of our very short municipal portfolio. Our fixed income portfolio contained

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

callable features exercised during the six months ended June 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

For the six months ended June 30, 2008, net financing activities used $1.8 million, compared to used $4.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, the sources of cash in connection with financing activities included $1.3 million from the exercise of stock options. The uses of cash in connection with financing activities included $2.8 million in dividends paid, $0.2 million from the tax benefit related to non-cash compensation and $0.1 million for the purchase of treasury stock.

We offer direct billing in connection with our automobile and homeowner programs, where the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy at policy inception, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder.

We believe that our current capital resources, together with cash flow from operations, will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of June 30, 2008 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$5,812,335	5.49%	$5,748,389	5.56%	$(63,946)
U.S. government obligations and agencies held to maturity	8,613,366	8.14%	8,613,365	8.33%	(1)
Obligations of states and political subdivisions available for sale	15,814,349	14.95%	15,830,914	15.31%	16,565
Obligations of states and political subdivisions held to maturity	501,090	0.47%	501,090	0.48%	-
	30,741,140	29.05%	30,693,758	29.68%	(47,382)
Corporate securities:
Communications available for sale	741,561	0.70%	668,560	0.65%	(73,001)
Financial available for sale	4,129,426	3.90%	4,076,683	3.94%	(52,743)
Other available for sale	42,159,749	39.84%	41,777,361	40.41%	(382,388)
Other held to maturity	14,042,790	13.28%	14,042,790	13.58%	-
	61,073,526	57.72%	60,565,394	58.58%	(508,132)
Equity securities:
Common stocks available for sale	14,000,453	13.23%	12,124,735	11.74%	(1,875,718)

Total fixed, corporate and equity securities	$105,815,119	100.00%	$103,383,887	100.00%	$(2,431,232)

For our held to maturity portfolio as of June 30, 2008, the unrealized loss totaled approximately $141,000 and was almost entirely in connection with our U.S. government obligations and agencies.

As of June 30, 2008, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2008, were

21st Century Holding Company

effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Except for our ongoing efforts, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, "Financial Statements - Note 3 - Comitments and Contingencies"

Item 1A

Risk Factors

Except as disclosed below, there have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

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

21st Century Holding Company

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

We face a risk of non-collectibility of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

We also obtain a significant portion of our reinsurance through the FHCF program. For the 2008-2009 hurricane season, coverage afforded by FHCF totals approximately $167.0 million, or 56% of the $297.0 million of aggregate catastrophic losses and LAE. For the 2007-2008 hurricane season, coverage afforded by the FHCF totaled approximately $261.0 million or 65% of the $403.0 of aggregate catastrophic losses and LAE.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may, in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this.

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

Item 2

(a)	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, certain non-executive employees, an executive and directors exercised options to acquire an aggregate of 87,683 shares of the Company's common stock with proceeds to the Company aggregating to approximately $784,000. All of the option holders paid cash for these shares. The shares

21st Century Holding Company

underlying the options were registered on registration statements on Form S-8 and the shares issued to these persons do not contain any restrictive legends.

During the three months ended June 30, 2008, we have issued an aggregate of 17,500 options to employees of the Company under our 2002 stock option plan. The options have an exercise price between $12.37 and $13.24 per share, vest over five years at 20% per year and expire six years from the grant date.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 14, 2007, the Company’s Board of Directors authorized, the repurchase of up to $5.0 million of its common stock. During the three months ended June 30, 2008, the Company did not repurchase any shares of its common stock under the Plan.

During the period between May 14, 2007 and March 31, 2008, the Company has repurchased an aggregate of $3.9 million of its common stock under the Plan.

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 3, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there were no solicitation in opposition to that of management.

Both of management’s nominees for directors as listed in the proxy statement were elected. Carl Dorf and Charles B. Hart, Jr. were elected as Class III directors to serve until the Annual Shareholder’s Meeting to be held in 2011 or until their successors are qualified and elected. The number of votes cast for each nominee is as follows:

	Shares Voted	Votes
	"FOR"	Withheld

Charles B. Hart, Jr.	5,846,768	405,544
Carl Dorf	5,905,107	347,205

The proposal to approve the appointment of DeMeo, Young, and McGrath as the Company’s independent auditors for the fiscal year ended December 31, 2008, was ratified by the following votes:

Shares Voted	Shares Voted	Shares
"FOR"	"AGAINST"	"ABSTAINING"

6,170,724	65,781	17,804

Item 5

Other Information

None

21st Century Holding Company

Item 6

Exhibits

10.1 Employment Agreement dated as of May 5, 2008 between Michael H. Braun and the Company dated May 5, 2008 (incorporated by reference from Exhibit 10.1 in the Company's Form 8-K filed with the SEC on May 6, 2008).

10.2 Transition Agreement dated as of May 6, 2008 between the Company and Edward J. Lawson (incorporated by reference from Exhibit 10.1 in the Company's Form 8-K/A filed with the SEC on May 9, 2008).

10.3 Reimbursement Contract effective as of June 1, 2008 between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund and Addendum No. 1 and Addendum No. 2, effective as of June 1, 2008 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 in the Company's Form 8-K filed with the SEC on June 2, 2008).

10.4 Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2008 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 2, 2008).

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

*Filed herewith

21st Century Holding Company

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

21st CENTURY HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer

Date: August 11, 2008

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