Form 10-Q
period 2008-09-30
21ST CENTURY HOLDING CO
filed 2008-11-10
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Common Stock, $.01 par value – 8,013,894 outstanding as of November 10, 2008

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$67,239	$99,484
Fixed maturities, held to maturity, at amoritized cost	14,547	20,210
Equity securities, available for sale, at fair value	6,240	16,530

Total investments	88,027	136,224

Cash and short term investments	69,465	22,524
Receivable for investments sold	1,037	6,420
Finance contracts, net of allowance for credit losses of $26 in 2008 and $38 in 2007, and net of unearned finance charges of $10 in 2008 and $15 in 2007	199	420
Prepaid reinsurance premiums	1,282	8,471
Premiums receivable, net of allowance for credit losses of $183 and $288, respectively	3,467	3,797
Reinsurance recoverable, net	14,330	22,942
Deferred policy acquisition costs	6,825	8,958
Deferred income taxes, net	7,588	5,640
Income taxes receivable	3,144	-
Property, plant and equipment, net	894	1,046
Other assets	2,176	2,918

Total assets	$198,435	$219,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses ("LAE")	$59,202	$59,685
Unearned premiums	44,675	56,394
Premiums deposits and customer credit balances	1,607	2,761
Bank overdraft	8,912	8,695
Income taxes payable	-	4,226
Deferred gain from sale of property	1,615	1,998
Accounts payable and accrued expenses	2,700	4,346

Total liabilities	118,711	138,104

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock, $0.01 par value. Authorized 37,500,000 shares; issued and outstanding 8,013,894 and 7,871,234, respectively	80	79
Additional paid-in capital	49,839	48,240
Accumulated other comprehensive (deficit)	(1,770)	(2,596)
Retained earnings	31,575	35,534
Total shareholders' equity	79,724	81,257
Total liabilities and shareholders' equity	$198,435	$219,361

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$15,851	$16,064	$70,695	$109,716
Gross premiums ceded	(25,699)	(30,736)	(33,931)	(46,545)

Net premiums (ceded) written	(9,848)	(14,673)	36,764	63,171

Increase in prepaid reinsurance premiums	15,351	19,322	1,831	1,504
Decrease in unearned premiums	10,746	22,532	11,719	9,693

Net change in prepaid reinsurance premiums and unearned premiums	26,097	41,854	13,550	11,197

Net premiums earned	16,249	27,181	50,314	74,368
Commission income	133	431	1,160	6,922
Finance revenue	91	116	268	463
Managing general agent fees	346	178	1,376	1,600
Net investment income	1,541	2,329	5,317	6,029
Net realized investment (losses)	(2,995)	(1,441)	(9,309)	(1,489)
Regulatory assessments recovered	384	579	1,619	1,260
Other income	216	199	690	496

Total revenue	15,966	29,571	51,435	89,649

Expenses:
LAE	9,888	14,850	30,255	38,610
Operating and underwriting expenses	1,671	3,884	4,699	10,949
Salaries and wages	2,086	1,775	5,608	5,065
Interest expense	-	28	-	173
Policy acquisition costs, net of amortization	4,170	5,379	11,794	14,896

Total expenses	17,815	25,916	52,356	69,693

(Loss) Income before provision for income tax (benefit) expense	(1,849)	3,656	(921)	19,956
Provision for income tax (benefit) expense	(336)	1,787	(1,216)	6,766

Net (loss) income	$(1,513)	$1,869	$295	$13,190

Basic net (loss) income per share	$(0.19)	$0.24	$0.04	$1.66

Fully diluted net (loss) income per share	$(0.19)	$0.24	$0.04	$1.64

Weighted average number of common shares outstanding	8,013,894	7,891,650	7,967,087	7,927,366

Weighted average number of common shares outstanding (assuming dilution)	8,013,894	7,948,385	7,978,178	8,050,983

Dividends paid per share	$0.18	$0.18	$0.54	$0.54

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$295	$13,190
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of investment (discount), net	(177)	(272)
Depreciation and amortization of property plant and equipment, net	235	232
Net realized investment (losses)	(9,309)	(352)
Common Stock issued for interest on Notes	-	109
Provision (Recovery) for credit losses, net	2	(48)
Provision for uncollectible premiums receivable	95	320
Non-cash compensation	292	309
Changes in operating assets and liabilities:
Premiums receivable	235	3,762
Prepaid reinsurance premiums	7,189	(456)
Reinsurance recoverable, net	8,611	3,432
Income taxes recoverable	(3,144)	(413)
Deferred income tax expense	(1,948)	(1,203)
Policy acquisition costs, net of amortization	2,133	686
Premium finance contracts receivable	219	1,049
Other assets	360	1,635
Unpaid losses and LAE	(482)	10,704
Unearned premiums	(11,719)	(9,693)
Premium deposits and customer credit balances	(1,154)	(1,744)
Income taxes payable	(4,226)	-
Bank overdraft	217	1,773
Accounts payable and accrued expenses	(1,646)	973
Net cash (used) provided by operating activities	(13,921)	23,995
Cash flow provided by (used in) investing activities:
Proceeds from sale of investment securities available for sale	99,453	159,573
Purchases of investment securities available for sale	(35,562)	(181,182)
Purchases of property and equipment	(83)	(47)
Net cash provided by (used) in investing activities	63,808	(21,657)
Cash flow (used in) financing activities:
Subordinated Debt	-	(2,083)
Exercised stock options	1,337	103
Dividends paid	(4,254)	(4,316)
Exercised warrants, net	-	2,035
Acquisition of Common Stock	(144)	(2,000)
Tax benefit related to non-cash compensation	115	159
Revolving credit outstanding	-	-
Net cash (used in) financing activities	(2,946)	(6,104)
Net increase (decrease) in cash and short term investments	46,941	(3,766)
Cash and short term investments at beginning of period	22,524	17,917
Cash and short term investments at end of period	$69,465	$14,151

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2008	2007
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$44
Income taxes	$8,500	$7,300
Non-cash investing and finance activities:
Accrued dividends payable	$1,443	$1,473
Retirement of subordinated debt by Common Stock issuance	$-	$2,083
Stock issued to pay interest on subordinated debt	$-	$109

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1) Organization and Business

The accompanying unaudited consolidated financial statements of 21st Century Holding Company (“21st Century,” “Company,” “we,” “us”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

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

During the nine months ended September 30, 2008, 72.1%, 27.4% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2007, 75.2%, 23.3% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

21st Century Holding Company
Notes to Consolidated Financial Statements

The table below denotes American Vehicle’s authority, by state.

In January 2008, the Florida OIR granted American Vehicle licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance product. During the nine months ended September 30, 2008, Assurance MGA became licensed in the states of Georgia, Illinois, Mississippi, North Carolina, Texas and Virginia. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. For the above-mentioned services, Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees. The 6% commission fee from Federated National and American Vehicle became effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and servicing additional insurance products in the future.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008. Insure-Link was created to serve as an independent insurance agency. The insurance agency markets to the general public to serve all of their insurance needs. Insure-Link will acquire new business through marketing and acquisition.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Except as described below, we believe that during the first nine months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (SFAS No. 113”). The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 in a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

The adoption of SFAS No. 157 has not had a material impact, to date, on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The adoption of SFAS No. 159 has not had a material impact, to date, on our financial position or results of operations.

In June 2006, FASB issued FASB Interpretation No. (“FIN’) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

(C) Stock Options

During the nine months ended September 30, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in Footnote 8, Stock Compensation Plans.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2008 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

During the nine months ended September 30, 2008, we have granted 64,156 qualified stock options and 53,844 non-qualified stock options to employees, executive officers and directors with an average option price of $10.71 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to Footnote 6, Stock Compensation Plans.

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

The Company's subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Company in establishing loss and LAE reserves.

The Company also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted. Certain claims and legal actions have been brought against the Company for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not believe they are likely to have a material effect on the Company’s financial condition or liquidity. Losses incurred as a result of these cases could, however, have a material adverse impact on net earnings.

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

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with these assessments and has recouped less than $0.1 million during 2008, $0.4 million during 2007 and $1.3 million during 2006. Pursuant to provisions contained in our excess of loss reinsurance contracts, Federated National has subrogated $0.6 million to our reinsurers as of September 30, 2008.

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

Bonds totaling $3.5 million secure a $3.0 million irrevocable letter of credit, which was reduced from $10.0 million in February 2008, in order to facilitate business opportunities in connection with our commercial general liability program agreement with Republic Underwriters Insurance Company ("Republic"). Our agreement with Republic was terminated effective as of June 30, 2007. See Footnote 6 in our unaudited financial statements for the quarter ended June 30, 2008, which are included in Item I, Part 1 hereof.

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

The expected future lease payouts in connection with this lease are as follows:

Fiscal Year	Lease payments
2008	$153,729
2009	625,165
2010	637,668
2011	650,421
Total	$2,066,983

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

None

21st Century Holding Company
Notes to Consolidated Financial Statements

Ongoing legal proceedings:

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (the “Court”) on behalf of all persons and entities who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the Defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The complaint seeks an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  The Defendants filed their motion to dismiss the consolidated amended complaint on February 25, 2008.  The Plaintiff’s response to Defendant’s motion to dismiss was filed April 22, 2008. The Court heard oral arguments on the Motion to Dismiss on August 20, 2008. To date, the Court has not issued an Opinion.

On March 18, 2008, a verified shareholder derivative lawsuit was filed against certain current or former officers and directors of the Company in the United States District Court for the Southern District of Florida by Anthony Neil Sellers, derivatively on behalf of nominal Defendant 21st Century Holding Company. The complaint alleges breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment occurring form October 3, 2006 through the present. The complaint seeks an unspecified amount of damages. On July 29, 2008, the Court dismissed the Plaintiff’s complaint, but provided the Plaintiff with 30 days to amend the complaint. Plaintiff filed its Amended Complaint on August 28, 2008.  The Defendants filed their Motion to Dismiss and Motion to Stay on September 25, 2008.  The Court, on October 10, 2008, granted the Defendant’s Motion to Stay in part pending ruling on Defendant’s Motion to Dismiss the Class Action Complaint.

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

(4) Fair Value Disclosure

In October 2008, the FASB issued FSP FAS 157-3.  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 in a market that is not active.  FSP FAS 157-3 did not change the objective of SFAS No. 157.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below:

	(Dollars in thousands)
				Balance at
	Level 1	Level 2	Level 3	September 30, 2008
US government obligations and agencies	$21,786	$-	$-	$21,786
Corporate securities and other	45,453	-	-	45,453
	$67,239	$-	$-	$67,239

Equity securities	6,240	-	-	6,240
	$6,240	$-	$-	$6,240

(5) Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007, comprehensive income consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(1,513,139)	$1,868,802	$295,419	$13,190,036
Change in net unrealized gains on investments available for sale	(406,865)	1,444,212	1,268,218	241,086
Comprehensive (loss) income, before tax	(1,920,004)	3,313,014	1,563,637	13,431,122
Income tax benefit (expense) related to items of other comprehensive income	146,345	(620,872)	(442,462)	(90,721)
Comprehensive income	$(1,773,659)	$2,692,142	$1,121,175	$13,340,401

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

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $310.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $245.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million or 56% of the $310.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

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

The cost to the Company for these reinsurance products for the 2008–2009 and 2007–2008 hurricane seasons, including the prepaid automatic premium reinstatement protection totals approximately $31.3 million and $44.6 million, respectively.

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

The private reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

Reinsurer	A.M. Best Rating
UNITED STATES
Everest Reinsurance Company	A+
GMAC Re/Motors Insurance Corporation	A-
Munich Reinsurance America, Inc.	A+
QBE Reinsurance Corporation	A	*

BERMUDA
Actua Re Limited	NR	*	(1)
Ariel Reinsurance Company Limited	A-	*
DaVinci Reinsurance Limited	A	*
Flagstone Reinsurance Limited	A-
Hiscox Insurance Company Limited	A-
Max Bermuda Limited	A-
New Castle Reinsurance Company Limited	A-	*
Renaissance Reinsurance Limited	A+	*
Amlin Bermuda Limited	A

EUROPE
Lansforsakringar Sak Forsakringsaktiebolag	NR		(2)
SCOR Switzerland AG	A-

* 2008 Reinstatement Premium Protection Program Participants

(1) Participant has fully funded a trust agreement for their proportionate limit of risk for two events with approximately $10.0 million of cash, U.S. Government obligations, obligations of American institutions and preferred or guaranteed shares of American institutions at fair market value.

(2) Standard & Poor's rated "A" (investment grade - economic situation can affect finance)

21st Century Holding Company
Notes to Consolidated Financial Statements

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

In order to expand our commercial general liability business, we entered into a 100% quota-share reinsurance treaty with Republic on March 28, 2006. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with a satisfactory A.M. Best rating. We are currently in the process of replacing this arrangement with another “A” rated A.M. Best carrier.

Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remitted a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $325,000 and $23,000 in premiums in connection with its operations in the State of Texas during the years ending December 31, 2007 and 2006, respectively. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007. All premiums in connection with this program have been fully earned, and $0.2 million of Loss and LAE remain unpaid.

Our automobile quota-share reinsurance treaties for 2003 included loss corridors with varying layers of coverage based on ultimate incurred loss ratio results whereby the two insurance companies will retain 100% of the losses between incurred loss ratios of 66% and 86% for policies with an effective date of 2003. Despite the loss corridor, the reinsurer assumes significant insurance risk under the reinsured portions of the underlying insurance contracts and it is reasonably possible that the reinsurer will realize a significant loss from the transaction. Our ultimate incurred loss ratios for these treaties as of September 30, 2008 are estimated to be 67.9% and 79.3% for Federated National and American Vehicle, respectively.

 (7) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants. The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 133,599 and 152,599 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of September 30, 2008, we had no outstanding exercisable options to purchase shares.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2002, we implemented the 2002 Stock Option Plan. The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors. Our success is largely dependent upon their efforts and judgment therefore, by authorizing the grant of options to purchase common stock we encourage stock ownership. Options outstanding under the plan were granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 614,151 and 660,309 shares, respectively.

Activity in the Company’s stock option plans for the period from January 1, 2006 to September 30, 2008, is summarized below:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2006	97,650	$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000	$27.79	-	$-	86,000	$16.44
Exercised	(77,900)	$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750	$18.47	-	$-	637,358	$13.80
Granted	109,849	$13.32	-	$-	57,151	$13.18
Exercised	(2,000)	$6.67	-	$-	(16,300)	$10.02
Cancelled	-	$-	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599	$14.92	-	$-	660,309	$13.78
Granted	4,500	$8.67	-	$-	113,500	$10.79
Exercised	(13,500)	$6.67	-	$-	(141,458)	$8.81
Cancelled	(10,000)	$11.11	-	$-	(18,200)	$13.27
Outstanding at September 30, 2008	133,599	$15.83	-	$-	614,151	$14.39

Options outstanding as of September 30, 2008 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
September 30, 2008	39,250	$15.83	-	$-	259,299	$14.39
December 31, 2008	9,969	$15.83	-	$-	53,630	$14.39
December 31, 2009	20,870	$15.83	-	$-	112,154	$14.39
December 31, 2010	20,870	$15.83	-	$-	89,856	$14.39
December 31, 2011	20,870	$15.83	-	$-	45,756	$14.39
December 31, 2012	20,870	$15.83	-	$-	32,556	$14.39
Thereafter	900	$15.83	-	$-	20,900	$14.39
Total options exercisible	133,599		-		614,151

During the nine months ended September 30, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

21st Century Holding Company
Notes to Consolidated Financial Statements

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended June 30, 2008 and 2007 includes:

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2008 and 2007, are lower by approximately $361,200 and $246,000, and $468,000 and $309,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Both basic and diluted earnings per share for the nine months ended September 30, 2008 would have been $0.07 if the Company had not adopted SFAS No. 123R, compared to reported $0.04.

Basic and diluted earnings per share for the nine months ended September 30, 2007 would have been $1.70 and $1.68, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $1.66 and $1.64, respectively.

Both basic and diluted earnings per share for the three months ended September 30, 2008 would have been ($0.18) if the Company had not adopted SFAS No. 123R, compared to reported ($0.19).

Both basic and diluted earnings per share for the three months ended September 30, 2007 would have been $0.25, respectively, if the Company had not adopted SFAS No. 123R, compared to reported $0.24.

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

The weighted average fair value for the 54,500 new options granted during the three months ended September 30, 2008, the 17,500 new options granted during the three months ended June 30, 2008 and the 46,000 new options granted during the three months ended March 31, 2008, all estimated on the dates of grant using the Black-Scholes option-pricing model were $1.95, $3.09 and $3.45 per option, respectively.

The weighted average fair value for the 20,000 new options granted during the three months ended September 30, 2007, the 35,000 new options granted during the three months ended June 30, 2007 and the 5,000 new options granted during the three months ended March 31, 2007, all estimated on the dates of grant using the Black-Scholes option-pricing model were $3.27, $2.92 and $5.36 per option, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

The fair value of options granted is estimated on the date of grant using the following assumptions:

	September 30, 2008	September 30, 2007
Dividend yield	5.50% - 13.00%	3.20% - 6.70%
Expected volatility	54.65% - 58.20%	42.87% - 54.77%
Risk-free interest rate	1.60% - 2.95%	4.79% - 4.86%
Expected life (in years)	2.69 - 3.19	2.58 - 2.63

Volatility of a share price is the standard deviation of the continuously compounded rates of return on the share over a specified period. The higher the volatility, the more returns on the shares can be expected to vary – up or down. The expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Our volatility as reflected above contemplates only historical volatility.

Summary information about the Company’s stock options outstanding as of September 30, 2008:

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	September 30, 2008	Periods in Years	Exercise Price	September 30, 2008

1998 Plan	$6.67 - $27.79	133,599	4.51	$15.83	39,250
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$8.32 - $18.21	614,151	3.32	$14.39	259,299

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

(9) Stockholder’s Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 37,500,000 shares of common stock, par value $0.01 per share. As of September 30, 2008, there were no preferred shares issued or outstanding and there were 8,013,894 shares of common stock outstanding. We do not reserve for common stock shares in connection with the exercise of issued and unissued common stock options.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2008 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the nine months ended September 30, 2008, 72.1%, 27.4% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. During the nine months ended September 30, 2007, 75.2%, 23.3% and 1.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively. Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. In addition, if our estimated liabilities for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, during 2007 and 2008, approximately one dozen new homeowner insurance companies have received authority by the Florida OIR to commence business as admitted carriers in the state of Florida.

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

The table below denotes American Vehicle’s authority, by state.

In January 2008, the Florida OIR granted American Vehicle licenses to underwrite commercial multiple peril, inland marine and surety lines of business as an admitted carrier.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products. During the nine months ended September 30, 2008, Assurance MGA became licensed in the states of Georgia, Illinois, Mississippi, North Carolina, Texas and Virginia. Assurance MGA currently provides underwriting policy administration, marketing, accounting and financial services to Federated National and American Vehicle, and participates in the negotiation of reinsurance contracts. For the above-mentioned services, Assurance MGA generates revenue through a 6% commission fee from the insurance companies’ gross written premium, policy fee income of $25 per policy and other administrative fees. The 6% commission fee from Federated National and American Vehicle was made effective January 1, 2005. Assurance MGA plans to establish relationships with additional carriers and add additional insurance products in the future.

Insure-Link was formed in March 2008. Insure-Link was created to serve as an independent insurance agency. The insurance agency markets to the general public to serve all of their insurance needs. Insure-Link will acquire new business through marketing and acquisition.

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

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended September 30, 2008 included in Item I of this Report on 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended September 30, 2008 included in Item I of this Report on 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of September 30, 2008 Compared to December 31, 2007

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Investments decreased $48.2 million, or 35.4%, to $88.0 million as of September 30, 2008, compared to $136.2 million as of December 31, 2007. Our fixed income portfolio contained callable features exercised during the nine months ended September 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short-term investment options for best yields that match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 83% of total investments as of September 30, 2008, compared to 85% as of December 31, 2007.

We did not hold any non-trading investment securities during 2008 or 2007.

Below is a summary of net unrealized gains and (losses) at September 30, 2008 and December 31, 2007 by category.

	Unrealized Gains and (Losses)
	September 30, 2008	December 31, 2007
Fixed maturities:
U.S. government obligations	$20,485	$(68,974)
Obligations of states and political subdivisions	(85,746)	(1,706)
	(65,261)	(70,680)

Corporate securities:
Communications	(150,222)	(3,481)
Financial	(58,799)	(16,984)
Other	(1,286,877)	(25,852)
	(1,495,898)	(46,317)
Equity securities:
Common stocks	(1,276,937)	(3,989,319)

Total fixed, corporate and equity securities	$(2,838,096)	$(4,106,316)

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

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During the nine months ended September 30, 2008, in connection with this process, we have charged to operations a net realized investment loss totaling approximately $9.2 million with an estimated provisional tax effect of approximately $3.0 million. The charge relates to short-term investments in connection with the common stocks of financial and pharmaceutical industries.

The investments held at September 30, 2008 and December 31, 2007 were comprised mainly of United States government and agency bonds, as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds, predominantly held in the financial and conglomerate industries. At September 30, 2008, approximately 70% of the equity holdings are in mutual funds and 30% are in equities related to the financial industry and insurance industry.

All of our securities, except as noted above, are in good standing and are not impaired as defined by FASB SFAS No. 115.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended June 30, 2008, we reclassified $7.2 million of our bond portfolio as held-to-maturity because we decided that we had the ability to hold them until maturity.

During the three months ended September 30, 2008, we reclassified $7.5 million to available-for-sale because a collateralized requirement was reduced.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $46.9 million, or 208.4%, to $69.5 million as of September 30, 2008, compared to $22.5 million as of December 31, 2007. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Our fixed income portfolio contained callable features exercised during the nine months ended September 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

Receivable for Investments Sold

Receivable for investments sold decreased $5.4 million, or 83.8%, to $1.0 million as of September 30, 2008, compared to $6.4 million as of December 31, 2007. The decrease is a result of investment trading activity that occurred in late December and settled during early January 2008.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.2 million, or 52.6%, to $0.2 million as of September 30, 2008, compared to $0.4 million as of December 31, 2007. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash, cash equivalents and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $7.2 million, or 84.9%, to $1.3 million as of September 30, 2008, compared to $8.5 million as of December 31, 2007. The decrease is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.3 million, or 8.7%, to $3.5 million as of September 30, 2008, compared to $3.8 million as of December 31, 2007. Our homeowners’ insurance premiums receivable increased $0.6 million, or 52.0%, to $1.8 million as of September 30, 2008, compared to $1.2 million as of December 31, 2007. Our commercial general liability insurance premiums receivable decreased $0.8 million, or 30.9%, to $1.8 million as of September 30, 2008, compared to $2.6 million as of December 31, 2007. Premiums receivable in connection with our automobile line of business decreased $0.3 million, or 72.0%, to $0.1 million as of September 30, 2008, compared to $0.4 million as of December 31, 2007. These changes are attributed to the seasonality of the purchasing patterns of our policyholders and our insurance policy marketing efforts.

Reinsurance Recoverable, net

Reinsurance recoverable, net, decreased $8.6 million, or 37.5%, to $14.3 million as of September 30, 2008, compared to $22.9 million as of December 31, 2007. The decrease is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We have not recorded a valuation allowance in connection with our reinsurance recoverable, net.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $2.1 million, or 23.8%, to $6.8 million as of September 30, 2008, compared to $9.0 million as of December 31, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Deferred Income Taxes, net

Deferred income taxes, net, increased $1.9 million, or 34.5%, to $7.6 million as of September 30, 2008, compared to $5.6 million as of December 31, 2007. Deferred income taxes, net is comprised of approximately $10.0 million and $8.9 million of deferred tax assets, net of approximately $2.4 million and $3.2 million of deferred tax liabilities as of September 30, 2008 and December 31, 2007, respectively.

Income Taxes Receivable

Income taxes receivable increased $3.1 million as of September 30, 2008, compared to nothing as of December 31, 2007. The change is due to tax payment patterns in connection with our tax liabilities. See income taxes payable, below.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.2 million, or 14.5%, to less than $1.0 million as of September 30, 2008 compared to more than $1.0 million as of December 31, 2007. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets decreased $0.7 million, or 25.4%, to $2.2 million as of September 30, 2008, compared to $2.9 million as of December 31, 2007. Major components of other assets are as follows:

	September 30, 2008	December 31, 2007
Accrued interest income receivable	$617,860	$1,429,844
Notes receivable	694,671	807,275
Prepaid expenses	677,085	547,542
Insurance receivables	141,000	-
Other	45,483	133,639
Total	$2,176,099	$2,918,300

Unpaid Losses and LAE

Unpaid losses and LAE decreased $0.5 million, or 0.8%, to $59.2 million as of September 30, 2008, compared to $59.7 million as of December 31, 2007. The composition of unpaid losses and LAE by product line is as follows:

	September 30, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$9,477,761	$17,712,459	$27,190,220	$7,775,769	$24,599,143	$32,374,912
Commercial General Liability	7,305,147	21,994,966	29,300,113	5,414,633	17,870,404	23,285,037
Automobile	633,718	2,078,247	2,711,965	530,308	3,494,533	4,024,841
	$17,416,626	$41,785,672	$59,202,298	$13,720,710	$45,964,080	$59,684,790

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $0.5 million during the nine months ended September 30, 2008.

Unearned Premium

Unearned premiums decreased $11.7 million, or 20.8%, to $44.7 million as of September 30, 2008, compared to $56.4 million as of December 31, 2007. The decrease was due to a $9.2 million decrease in unearned homeowners’ insurance premiums, a $2.1 million decrease in unearned commercial general liability premiums, and a $0.4 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could continue to negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $1.2 million, or 41.8%, to $1.6 million as of September 30, 2008, compared to $2.8 million as of December 31, 2007. Premium deposits are monies received on policies not yet in force as of September 30, 2008.

Bank Overdraft

Bank overdraft increased $0.2 million, or 2.5%, to $8.9 million as of September 30, 2008, compared to $8.7 million as of December 31, 2007. The bank overdraft relates primarily to losses and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Income Taxes Payable

Income taxes payable was nothing as of September 30, 2008, compared to $4.2 million as of December 31, 2007. The change is due to tax payment patterns in connection with our tax liabilities. See income taxes receivable, above.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.4 million, or 19.2%, to $1.6 million as of September 30, 2008, compared to $2.0 million as of December 31, 2007. In accordance with the provisions of SFAS No. 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.6 million, or 37.9%, to $2.7 million as of September 30, 2008, compared to $4.3 million as of December 31, 2007. This decrease is due to our cash management efforts and timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Gross Premiums Written

Gross premiums written decreased $0.2 million, or 1.3%, to $15.9 million for the three months ended September 30, 2008, compared to $16.1 million for the three months ended September 30, 2007. The following table denotes gross premiums written by major product line:

	Three months ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$8,399,503	52.99%	$8,512,741	53.00%
Federal Flood	2,614,590	16.50%	-	-
Commercial General Liability	4,795,336	30.25%	7,376,856	45.92%
Automobile	41,136	0.26%	174,036	1.08%
Gross written premiums	$15,850,565	100.00%	$16,063,633	100.00%

The Company’s sale of homeowners’ policies decreased $0.1 million, or 1.3%, to $8.4 million for the three months ended September 30, 2008, compared to $8.5 million for the three months ended September 30, 2007.

Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and forward. Prior to 2008, we reported only the commissions income associated with this program.

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

 The Company’s sale of commercial general liability policies decreased by $2.6 million to $4.8 million for the three months ended September 30, 2008, compared to $7.4 million for the three months ended September 30, 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Three Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$27	0.55%	$-	-
Arkansas	-	-	-	-
California	51	1.06%	-	-
Florida	3,497	72.94%	4,563	61.85%
Georgia	141	2.94%	208	2.82%
Kentucky	-	-	-	-
Louisiana	986	20.57%	1,365	18.50%
Maryland	2	0.05%	-	-
South Carolina	7	0.14%	47	0.64%
Texas	84	1.76%	1,194	16.19%
Virginia	-	-	-	-0.01%
Total	$4,795	100.0%	$7,377	100.0%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of auto insurance policies decreased by $0.1 million, or 76.4%, to nearly nothing for the three months ended September 30, 2008, compared to $0.2 million for the three months ended September 30, 2007. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida.

Gross Premiums Ceded

Gross premiums ceded decreased $5.0 million, or 16.4%, to $25.7 million for the three months ended September 30, 2008, compared to $30.7 million for the three months ended September 30, 2007.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $15.4 million for the three months ended September 30, 2008, compared to $19.3 million for the three months ended September 30, 2007. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $10.7 million for the three months ended September 30, 2008, compared to $22.5 million for the three months ended September 30, 2007. The change was due to an $8.4 million decrease in unearned homeowners’ insurance premiums, a $2.2 million decrease in unearned commercial general liability premiums and a $0.1 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $10.9 million, or 40.2%, to $16.2 million for the three months ended September 30, 2008, compared to $27.2 million for the three months ended September 30, 2007. These changes are a result of our decreased premium volume. The following table denotes net premiums earned by product line:

	Three Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$9,116,342	56.10%	$18,325,278	67.42%
Commercial General Liability	7,063,622	43.47%	8,595,979	31.62%
Automobile	69,362	0.43%	259,995	0.96%

Net premiums earned	$16,249,326	100.00%	$27,181,252	100.00%

Commission Income

Commission income decreased $0.3 million, or 69.0%, to $0.1 million for the three months ended September 30, 2008, compared to $0.4 million for the three months ended September 30, 2007. The 2008 commission income is in connection with our reinsurance treaties. The primary component of our 2007 commission income was from our participation in a Citizens take out program in May through July 2004, wherein the commissions were earned upon the successful retention of the policyholders for thirty-six months.

Finance Revenue

Finance revenue remained unchanged at $0.1 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Managing General Agent Fees

Managing general agent fees increased nearly $0.2 million, or 94.4%, to more than $0.3 million for the three months ended September 30, 2008, compared to less than $0.2 million for the three months ended September 30, 2007, which was net of a $0.2 million adjustment.

Net Investment Income

Net investment income decreased $0.8 million, or 33.8%, to $1.5 million for the three months ended September 30, 2008, compared to $2.3 million for the three months ended September 30, 2007.

Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $0.6 million, to $0.8 million for the three months ended September 30, 2008, compared to less than $0.2 million for the three months ended September 30, 2007. Net investment income on U.S. government bonds decreased $1.1 million, to less than $0.2 million for the three months ended September 30, 2008, compared to $1.3 million for the three months ended September 30, 2007.

Affecting our net investment income was a decrease in funds available for investment and a decrease in the overall yield to 3.79% for the three months ended September 30, 2008 compared to a yield of 5.62% for the three months ended September 30, 2007.

Net Realized Investment (Losses)

Net realized investment losses were $3.0 million for the three months ended September 30, 2008, compared to $1.4 million for the three months ended September 30, 2007. The table below depicts the net realized investment losses by investment category for the three months ended September 30, 2008 as compared to the same period during 2007. During the quarter ended September 30, 2008, we marked certain equity investments to market value pursuant to guidelines prescribed in SFAS no. 115. In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. The pretax charge to operations was approximately $2.7 million in connection with our estimates of the net realizable value of these investments.

	Net Realized (Losses) Gains
	Three Months Ended September 30,
	2008	2007

Fixed maturities:
U.S. government obligations and agencies	$-	$17,588
Obligations of states and political subdivisions	-	(437,184)
Corporate	(523,444)	-

Equity securities:
Common stocks	(2,471,907)	(1,021,586)

Total net realized (losses)	$(2,995,351)	$(1,441,182)

Regulatory Assessments Recovered

Regulatory assessments recovered decreased $0.2 million, or 33.6%, to $0.4 million for the three months ended September 30, 2008, compared to $0.6 million for the three months ended September 30, 2007.

Other Income

Other income remained unchanged at $0.2 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Major components of other income for the three months ended September 30, 2008 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $5.0 million, or 33.4%, to $9.9 million for the three months ended September 30, 2008, compared to $14.8 million for the three months ended September 30, 2007. The overall change includes a $3.1 million increase in our homeowners’ program, a $4.2 million decrease in our commercial general liability program and a $3.9 million decrease in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows:

	September 30, 2008			June 30, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$9,477,761	$17,712,459	$27,190,220	$7,923,980	$19,608,725	$27,532,705
Commercial General Liability	7,305,147	21,994,966	29,300,113	6,346,703	21,818,145	28,164,848
Automobile	633,718	2,078,247	2,711,965	269,341	2,380,451	2,649,792
	$17,416,626	$41,785,672	$59,202,298	$14,540,024	$43,807,321	$58,347,345

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

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $0.9 million during the quarter ended September 30, 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended September 30, 2008 was 60.9% compared with 54.7% for the same period in 2007. The table below reflects the loss ratios by product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
	2008	2007
Homeowners'	65.1%	28.7%
Commercial General Liability	51.2%	95.5%
Automobile	210.9%	262.1%
All lines	60.9%	54.7%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $2.2 million, or 57.0%, to $1.7 million for the three months ended September 30, 2008, compared to $3.9 million for the three months ended September 30, 2007. The change is primarily due to a $2.8 million decrease in Boards, Bureaus and Association expense resulting from decreased assessments.

Salaries and Wages

Salaries and wages increased $0.3 million, or 17.5%, to $2.1 million for the three months ended September 30, 2008, compared to $1.8 million for the three months ended September 30, 2007. The three months ended September 30, 2008 included a $0.3 million severance payment. The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $100,000 during the three months ended September 30, 2008 compared to approximately $262,000 for the three months ended September 30, 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $1.2 million, or 22.5%, to $4.2 million for the three months ended September 30, 2008, compared to $5.4 million for the three months ended September 30, 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $0.3 million for the three months ended September 30, 2008, compared to an income tax expense of $1.8 million for the three months ended September 30, 2007. The effective rate for income taxes was 18.2% for the three months ended September 30, 2008, compared to 48.9% for the same three-month period in 2007. The unusual provision for the three months ended September 30, 2008 is due to a $2.7 million investment impairment adjustment and the related deferred tax asset.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss income for the three months ended September 30, 2008, was $1.5 million compared to net income of $1.9 million for the three months ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Gross Premiums Written

Gross premiums written decreased $39.0 million, or 35.6%, to $70.7 million for the nine months ended September 30, 2008, compared to $109.7 million for the nine months ended September 30, 2007. The following table denotes gross premiums written by major product line:

	Nine months ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$48,319,949	68.35%	$82,471,900	75.17%
Federal Flood	2,614,590	3.70%	-	-
Commercial General Liability	19,385,265	27.42%	25,601,473	23.33%
Automobile	375,070	0.53%	1,642,493	1.50%
Gross written premiums	$70,694,874	100.00%	$109,715,866	100.00%

The Company’s sale of homeowners’ policies decreased $34.2 million, or 41.4% to $48.3 million for the nine months ended September 30, 2008, compared to $82.5 million for the nine months ended September 30, 2007. The significant erosion is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We do not intend to compete with others solely based on pricing mechanisms. We will continue to market our property insurance product in territories in Florida where our rates are competitive.

Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and forward. Prior to 2008, we reported only the commissions income associated with this program.

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

The Company’s sale of commercial general liability policies decreased by $6.6 million to $19.4 million for the nine months ended September 30, 2008, compared to $25.6 million for the three months ended September 30, 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$98	0.51%	$-	-
Arkansas	12	0.06%	-	-
California	251	1.29%	-	-
Florida	12,891	66.51%	17,067	66.69%
Georgia	471	2.43%	800	3.12%
Kentucky	1	-	5	0.02%
Louisiana	3,501	18.06%	4,047	15.80%
Maryland	2	0.01%	-	-
South Carolina	66	0.34%	134	0.52%
Texas	2,084	10.75%	3,516	13.73%
Virginia	8	0.04%	32	0.12%
Total	$19,385	100.0%	$25,601	100.0%

The Company’s sale of auto insurance policies decreased by $1.3 million, or 77.2%, to $0.4 million for the nine months ended September 30, 2008, compared to $1.6 million for the nine months ended September 30, 2007. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Temporarily, we have chosen not to compete with the more than 100 companies, which underwrite personal automobile insurance in Florida.

Gross Premiums Ceded

Gross premiums ceded decreased $12.6 million, or 27.1%, to $33.9 million for the nine months ended September 30, 2008, compared to $46.5 million for the nine months ended September 30, 2007.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $1.8 million for the nine months ended September 30, 2008, compared to $1.5 million for the nine months ended September 30, 2007. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $11.7 million for the nine months ended September 30, 2008, compared to $9.7 million for the nine months ended September 30, 2007. The 2008 amount was due to a $9.2 million decrease in unearned homeowners’ insurance premiums, a $2.1 million decrease in unearned commercial general liability premiums and a $0.4 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period. See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $24.1 million, or 32.3%, to $50.3 million for the nine months ended September 30, 2008, compared to $74.4 million for the nine months ended September 30, 2007. The following table denotes net premiums earned by product line:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$28,063,006	55.77%	$46,677,098	62.77%
Commercial General Liability	21,795,548	43.32%	25,845,914	34.75%
Automobile	455,348	0.91%	1,844,971	2.48%

Net premiums earned	$50,313,902	100.00%	$74,367,983	100.00%

Commission Income

Commission income decreased $5.8 million, or 83.2%, to $1.2 million for the nine months ended September 30, 2008, compared to $6.9 million for the nine months ended September 30, 2007. The 2008 commission income is in connection with our reinsurance treaties. The primary components of our 2007 commission income were non-reoccurring operating events stemming from two separate events. First and pursuant to provisions contained in our three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty, we reported approximately $2.8 million during the nine months ended September 30, 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $2.8 million in connection with our participation in a Citizens take out program in 2004, wherein the commission was earned by us upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $0.2 million, or 42.0%, to $0.3 million for the nine months ended September 30, 2008, compared to $0.5 million for the nine months ended September 30, 2007. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.2 million, or 14.0%, to $1.4 million for the nine months ended September 30, 2008, compared to $1.6 million for the nine months ended September 30, 2007, which was net of a $0.2 million adjustment. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this account.

Net Investment Income

Net investment income decreased $0.7 million, or 11.8%, to $5.3 million for the nine months ended September 30, 2008, compared to $6.0 million for the nine months ended September 30, 2007.

Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $2.2 million, to $2.5 million for the nine months ended September 30, 2008, compared to $0.3 million for the nine months ended September 30, 2007. Net investment income on U.S. government bonds decreased $2.9 million, to $0.8 million for the nine months ended September 30, 2008, compared to $3.7 million for the nine months ended September 30, 2007.

Affecting our net investment income was a decrease in funds available for investment and a decrease in the overall yield to 4.47% for the nine months ended September 30, 2008 compared to a yield of 5.27% for the nine months ended September 30, 2007.

Net Realized Investment (Losses)

Net realized investment losses were $9.3 million for the nine months ended September 30, 2008, compared to $1.5 million for the nine months ended September 30, 2007. The table below depicts the net realized investment (losses) gains by investment category for the nine months ended September 30, 2008 as compared to the same period during 2007. During the nine months ended September 30, 2008, we marked certain equity investments to market value pursuant to guidelines prescribed in SFAS No. 115. In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. The pretax charge to operations was approximately $9.2 million in connection with our estimates of the net realizable value of these investments.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Net Realized (Losses) Gains
	Nine Months Ended September 30,
	2008	2007
Fixed maturities:
U.S. government obligations and agencies	$16,277	$17,589
Obligations of states and political subdivisions	(3,575)	(437,247)
Corporate	(523,442)	-

Equity securities:
Common stocks	(8,797,900)	(1,069,569)

Total net realized (losses) gains	$(9,308,640)	$(1,489,227)

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.4 million, or 28.4%, to $1.6 million for the nine months ended September 30, 2008, compared to $1.3 million for the nine months ended September 30, 2007.

Other Income

Other income increased $0.2 million, or 39.0%, to $0.7 million for the nine months ended September 30, 2008, compared to $0.5 million for the nine months ended September 30, 2007.

Major components of other income for the nine months ended September 30, 2008 included approximately $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.3 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $8.4 million, or 21.6%, to $30.3 million for the nine months ended September 30, 2008, compared to $38.6 million for the nine months ended September 30, 2007. The overall change includes a $1.3 million decrease in our homeowners’ program and a $7.1 million decrease in connection with our automobile program.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows:

	September 30, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$9,477,761	$17,712,459	$27,190,220	$7,775,769	$24,599,143	$32,374,912
Commercial General Liability	7,305,147	21,994,966	29,300,113	5,414,633	17,870,404	23,285,037
Automobile	633,718	2,078,247	2,711,965	530,308	3,494,533	4,024,841
	$17,416,626	$41,785,672	$59,202,298	$13,720,710	$45,964,080	$59,684,790

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

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $0.5 million during the nine months ended September 30, 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine month period ended September 30, 2008 was 60.1% compared with 52.0% for the same period in 2007. The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2008	2007
Homeowners'	58.3%	43.0%
Commercial General Liability	64.2%	55.7%
Automobile	16.0%	166.2%
All lines	60.1%	52.0%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $6.2 million, or 57.1%, to $4.74 million for the nine months ended September 30, 2008, compared to $10.9 million for the nine months ended September 30, 2007. The change is primarily due to a $2.8 million decrease in Boards, Bureaus and Association expense resulting from decreased assessments and a $2.3 million decrease in premium tax expense, a result of decreased written premium. Also contributing to the change is a $1.0 million decrease in bad debts expense and a $0.1 million decrease in licenses and fees.

Salaries and Wages

Salaries and wages increased $0.5 million, or 10.7%, to $5.6 million for the nine months ended September 30, 2008, compared to $5.1 million for the nine months ended September 30, 2007. The nine months ended September 30, 2008 included a $0.3 million severance payment. The charge to operations for stock-based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $0.4 million during the nine months ended September 30, 2008 compared to approximately $0.5 million for the nine months ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased to nothing for the nine months ended September 30, 2008, compared to $0.2 million for the nine months ended September 30, 2007. The decrease is in correlation to our subordinated debt that was satisfied during 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $3.1 million, or 20.8%, to $11.8 million for the nine months ended September 30, 2008, compared to $14.9 million for the nine months ended September 30, 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $1.2 million for the nine months ended September 30, 2008, compared to an expense of $6.8 million for the nine months ended September 30, 2007. The effective rate for income taxes was 132.1% for the nine months ended September 30, 2008, compared to 33.9% for the same –nine month period in 2007. The unusual provision for the nine months ended September 30, 2008 is due to a $9.2 million investment impairment adjustment and the related deferred tax asset. Also affecting the 2008 rate was a one-time $1.0 million benefit in connection with the estimation of the previous years’ income taxes.

A summary of the provision for income tax benefit for the nine months ended September 30, 2008 is as follows:

Nine Month Ended September 30, 2008

Federal:
Current	$1,808,893
Deferred	(2,001,635)
Provision for Federal income tax expense	(192,742)
State:
Current	275,920
Deferred	(333,948)
Provision for state income tax expense	(58,028)
Subtotal	(250,770)
Prior year credit to provision	(965,555)
Provision for income tax (benefit)	$(1,216,325)

The actual provision for income tax (benefit) differs from the "expected" provision for income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Month Ended September 30, 2008

Computed expected provision for income tax (benefit), at federal rate	$(313,108)
State tax, net of federal deduction benefit	(33,429)
Tax-exempt interest	(165,279)
Dividend received deduction	(167,160)
Stock option expense and other permanent differences	106,232
Rate differential	313,282
Subtotal	$(259,462)
Prior year credit to provision	(956,863)
Provision for income tax (benefit)	$(1,216,325)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

Deferred tax assets:
Unpaid losses and LAE	$1,990,953
Unearned premiums	1,611,511
Unrealized loss on investment securities	1,067,976
Allowance for credit losses	78,841
Allowance for impairments	2,138,773
Regulatory assessments	1,495,141
Capital loss carryback	961,644
Discount on advance premiums	(52,251)
Deferred gain on sale and leaseback	497,981
Stock option expense per FASB 123R	219,455
Total deferred tax assets	10,010,024

Deferred tax liabilities:
Deferred acquisition costs, net	(2,568,187)
Depreciation	146,192
Total deferred tax liabilities	(2,421,995)
Net deferred tax asset	$7,588,029

Net Income

As a result of the foregoing, the Company’s net income for the nine months ended September 30, 2008, was $.03 million compared to net income of $13.2 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, our primary sources of capital were revenues generated from operations, including decreased reinsurance recoverable, net, decreased prepaid reinsurance premiums, decreased policy acquisition costs, net of amortization, decreased other assets, non-cash compensation, decreased premiums receivable, depreciation and amortization, decreased finance contracts receivable, increased bank overdraft, and an increase in the provision for uncollectible premiums receivable. Also contributing to our liquidity were proceeds from the sale of investments, exercised stock options and the tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the nine months ended September 30, 2008, operations used net operating cash flow of $13.9 million, compared to provided $24.0 million for the nine months ended September 30, 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2008, operations generated $19.9 million of gross cash flow due to an $8.6 million decrease in reinsurance recoverable, net, a $7.2 million decrease in prepaid reinsurance premiums, a $2.1 million decrease in policy acquisition costs, net of amortization, a $0.4 million decrease in other assets, $0.3 million in non-cash compensation. To a much less significant extent, operations generated additional sources of cash via a $0.2 million increase in bank overdraft, a $0.2 million decrease in finance contracts receivable, $0.2 million in depreciation and amortization, a $0.2 million decrease in premiums receivable and a $0.1 million increase in the provision for uncollectible premiums receivable, all in conjunction with net income of $0.3 million.

For the nine months ended September 30, 2008, operations used $33.8 million of gross cash flow primarily due to a $11.7 million decrease in unearned premiums, $9.3 million in net realized investment losses, a $4.2 million decrease in income taxes payable, a $3.1 million increase in income taxes recoverable, a $1.9 million increase in deferred income tax expense, a $1.6 million decrease in accounts payable and accrued expenses, a $1.2 million decrease in premium deposits and customer credit balances, a $0.5 million decrease in unpaid losses and LAE and $0.2 million in amortization of investment discount, net.

For the nine months ended September 30, 2008, net investing activities provided $63.8 million, compared to having used $21.7 million for the nine months ended September 30, 2007. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the nine months ended September 30, 2008, investing activities generated $99.5 million and used $35.6 million from the maturity several times over of our very short municipal portfolio. Our fixed income portfolio contained callable features exercised during the nine months ended September 30, 2008. The proceeds from these called securities are currently in cash and short-term investments. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

For the nine months ended September 30, 2008, net financing activities used $2.9 million, compared to used $6.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the sources of cash in connection with financing activities included $1.3 million from the exercise of stock options and $0.1 million in connection with the tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $4.3 million in dividends paid and $0.1 million for the acquisition of treasury stock.

We offer direct billing in connection with our automobile and homeowner programs. Direct billing is an agreement in which the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy at policy inception, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder.

We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity. Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of September 30, 2008 follows:

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)

Fixed maturities:
U.S. government obligations and agencies available for sale	$5,786,412	6.37%	$5,806,896	6.60%	$20,484
U.S. government obligations and agencies held to maturity	8,605,696	9.47%	8,605,696	9.78%	-
Obligations of states and political subdivisions available for sale	16,064,747	17.68%	15,979,001	18.14%	(85,746)
	30,456,855	33.52%	30,391,593	34.52%	(65,262)
Corporate securities:
Communications available for sale	741,282	0.82%	591,060	0.67%	(150,222)
Financial available for sale	2,637,637	2.90%	2,578,839	2.93%	(58,798)
Other available for sale	43,570,362	47.95%	42,283,485	48.03%	(1,286,877)
Other held to maturity	5,941,665	6.55%	5,941,664	6.75%	(1)
	52,890,946	58.22%	51,395,048	58.38%	(1,495,898)
Equity securities:
Common stocks available for sale	7,517,367	8.26%	6,240,431	7.10%	(1,276,936)

Total fixed, corporate and equity securities	$90,865,168	100.00%	$88,027,072	100.00%	$(2,838,096)

For our held to maturity portfolio as of September 30, 2008, the unrealized gain totaled approximately $118,000 and was almost entirely in connection with our U.S. government obligations and agencies.

As of September 30, 2008, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2008, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Except for our ongoing efforts, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21st Century Holding Company
Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 3 – Commitments and Contingencies.”

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

21st Century Holding Company

We also obtain a significant portion of our reinsurance through the FHCF program. For the 2008-2009 hurricane season, coverage afforded by FHCF totals approximately $167.0 million, or 56% of the $310.0 million of aggregate catastrophic losses and LAE. For the 2007-2008 hurricane season, coverage afforded by the FHCF totaled approximately $261.0 million or 65% of the $403.0 of aggregate catastrophic losses and LAE.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may, in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this. The Florida Senate Banking and Insurance Committee recently published an insurance-related Interim Report entitled Status of the Florida Hurricane Catastrophe Fund. Notable findings in the report include:

•	The total liability of the FHCF could be up to $28.0 billion for a single season storm
•
The FHCF has approximately $10.3 billion in liquidity, which includes the $4.0 billion “put” option. The “putt” option is the guarantee arrangement with Berkshire Hathaway approved by the State Board of Administration this summer

•	The FHCF has “potential obligations that it can not pay of approximately $14.5 billion in the event of a major storm”

Additionally, the FHCF treaty contains an exclusion that specifically states “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4)(c), Florida Statutes.”

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

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we have issued an aggregate of 54,500 options to certain executive and non-executive employees of the Company under our 2002 and 1998 stock option plans. The options have an exercise price between $8.32 and $8.67 per share, vest over five years at 20% per year and expire six years from the grant date.

(b) None

(c) Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 14, 2007, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of its common stock (the “Plan”). During the three months ended September 30, 2008, the Company did not repurchase any shares of it common stock under the Plan.

During the period between May 14, 2007 and March 31, 2008, the Company has repurchased an aggregate of $3.9 million of its common stock under the Plan. In November 2008, the Company terminated the Plan.

21st Century Holding Company

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

Item 6

Exhibits

10.1 Trust Agreement dated as of July 1, 2008 among Federated National Insurance Company, Actua re Limited and Wells Fargo Bank, National Association*

10.2 Interests and Liabilities Agreement of Actua Re Ltd with respect to Excess Catastrophe Reinsurance Contract, effective as of July 1, 2008 issued to Federated national Insurance Company*

10.3 Reinstatement Premium Protection Reinsurance Contract, effective as of July 1, 2008 with Actua Re Ltd*

10.4 Reinstatement Premium Protection Reinsurance Contract, effective as of July 1, 2008, issued to Federated National Insurance Company*

10.5 Excess Catastrophe Reinsurance Contract, effective July 1, 2008 issued to Federated National Insurance Company*

10.6 Reinstatement Premium Protection Additional Layer Reinsurance Contract, effective August 29, 2008 issued to Federated National Insurance Company *

10.7 Additional Layer Excess Catastrophe Reinsurance Contract, effective August 29, 2008 issued to Federated National Insurance Company*

10.8 Amended and Restated Employment Agreement dated July 01, 2008 between 21st Century Holding Company and Peter Prygelski*

10.9 Agreement dated as of July 2, 2008 between 21st Century Holding Company and Michele Lawson.*

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

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
Michael H. Braun, Chief Executive Officer

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer

Date: November 10, 2008

21st Century Holding Company

EXHIBIT INDEX

10.1 Trust Agreement dated as of July 1, 2008 among Federated National Insurance Company, Actua re Limited and Wells Fargo Bank, National Association

10.2 Interests and Liabilities Agreement of Actua Re Ltd with respect to Excess Catastrophe Reinsurance Contract, effective as of July 1, 2008 issued to Federated national Insurance Company

10.3 Reinstatement Premium Protection Reinsurance Contract, effective as of July 1, 2008 with Actua Re Ltd

10.4 Reinstatement Premium Protection Reinsurance Contract, effective as of July 1, 2008, issued to Federated National Insurance Company

10.5 Excess Catastrophe Reinsurance Contract, effective July 1, 2008 issued to Federated National Insurance Company

10.6 Reinstatement Premium Protection Additional Layer Reinsurance Contract, effective August 29, 2008 issued to Federated National Insurance Company

10.7 Additional Layer Excess Catastrophe Reinsurance Contract, effective August 29, 2008 issued to Federated National Insurance Company

10.8 Amended and Restated Employment Agreement dated July 01, 2008 between 21st Century Holding Company and Peter Prygelski

10.9 Agreement dated as of July 2, 2008 between 21st Century Holding Company and Michele Lawson.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act