Form 10-K
period 2008-12-31
21ST CENTURY HOLDING CO
filed 2009-03-16
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549
FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $57,775,675 on June 30, 2008, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

 As of March 16, 2009, the total number of common shares outstanding of Registrant's common stock was 8,013,894.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2009 Annual Meeting of the Shareholders are incorporated by reference into Part III, of this Form 10K.

21st Century Holding Company

Table of Contents

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

ITEM 1             BUSINESS

GENERAL

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite fire, allied lines, homeowners’ property and casualty insurance, commercial general liability insurance, commercial multi peril, inland marine, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”). We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

The insurable events during 2008, 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2008, 2007 and 2006 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity; however the per-claim severity in connection with our commercial general liability and homeowner lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite commercial multi peril, inland marine and personal and commercial automobile insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in fifteen states, of which eleven states had ongoing operations in 2008, as either an admitted or non-admitted carrier. American Vehicle will continue its expansion of commercial general liability insurance into new states.

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

21st Century Holding Company

The table below denotes American Vehicle’s authority by state.

States	Admitted carrier	Non- Admitted Carrier
Alabama	✓
Arkansas		✓
California		✓
Florida	✓
Georgia		✓
Kentucky		✓
Louisiana	✓
Maryland		✓
Missouri		✓
Nevada		✓
Oklahoma		✓
South Carolina		✓
Tennessee		✓
Texas	✓
Virginia		✓

During 2007 American Vehicle applied for and was granted, by the State of Florida in 2008, a license to underwrite commercial multiple peril and inland marine lines of business as an admitted carrier. We believe these new lines of authority will bode well with American Vehicle’s existing customers. Operations under American Vehicle’s newly granted lines of authority are expected to begin during 2009.

During 2008 Federated National applied for and was granted, by the State of Florida, a license to underwrite fire and allied lines insurance as an admitted carrier. Operations under Federated National’s newly granted allied lines began in 2008 as a cedant for the insurance policies it underwrites for federal flood program. Operations under Federated National’s newly granted fire line of business is pending approval by the Florida Office of Insurance Regulation (“OIR”) and we expect to begin operations in 2009.

During the year ended December 31, 2008, 68.8%, 27.0%, 3.7% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the year ended December 31, 2007, 74.5%, 24.1% and 1.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

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

Our web site is located at www.21centuryholding.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing that we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

21st Century Holding Company

RECENT DEVELOPMENTS

Proposed Florida Legislation

Throughout 2008 industry leaders and lawmakers have met to discuss legislative options including a significant reduction of capacity in the Florida Hurricane Catastrophe Fund (“FHCF”), substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Efforts by the Governor and Commissioner of Insurance at the Federal level to secure post catastrophic event liquidity commitments remain ongoing.

Additionally, the Board of Directors of the Florida Insurance Guaranty Association (“FIGA”) held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company that was assumed subsequent to the 2005 – 2006 hurricane season. At this time, we do not know if any new laws or regulations will be adopted in Florida which will impact our property and casualty insurance business in fiscal 2009 or any subsequent years.

BUSINESS STRATEGY

We expect that in 2009 we will capitalize on our operational efficiencies and business practices by:

•
expanding our lines of business, such as our recent approval to write allied line insurance and last year’s approval for commercial multi-peril and inland marine insurance in the State of Florida. While new lines of operations are in various stages of deployment, we expect to introduce many of these new insurance products during 2009;

•
continued expansion of our commercial general liability insurance product into additional states. In addition to our ongoing operations in eleven states, we expect to commence operations in four states where we obtained licenses to underwrite and sell commercial general liability insurance in 2008;

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

Additionally, State of Florida legislative initiatives, increased competition, softening general market conditions, an unfolding economic downturn and additional loss development from catastrophic events over two years old suggest that continued financial challenges exist in 2009.

INSURANCE OPERATIONS AND RELATED SERVICES

General

We are authorized to underwrite fire, allied lines, homeowners’ property and casualty insurance, commercial general liability insurance, commercial multi peril, inland marine, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle.

Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ property and casualty insurance in Florida as an admitted carrier.

21st Century Holding Company

American Vehicle is authorized to underwrite commercial multi peril, inland marine and personal and commercial automobile insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in fifteen states, of which eleven states had ongoing operations in 2008, as either an admitted or non-admitted carrier. American Vehicle will continue its expansion of commercial general liability insurance into new states.

In January 2008, the Florida OIR granted American Vehicle licenses to underwrite commercial multiple peril and inland marine lines of business as an admitted carrier.

The following tables set forth the amount and percentages of our gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2008		2007		2006
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$487	0.6%	$1,867	1.4%	$6,064	4.0%
Federal Flood	3,263	3.7%	-	0.0%	-	0.0%
Homeowners'	60,709	68.7%	99,502	74.5%	114,388	74.9%
Commercial General Liability	23,790	27.0%	32,222	24.1%	32,213	21.1%
Total gross written premiums	$88,248	100.0%	$133,591	100.0%	$152,665	100.0%

Ceded premiums:
Automobile	$-	0.0%	$-	0.0%	$-	0.0%
Federal Flood	3,263	9.4%	-	0.0%	-	0.0%
Homeowners'	31,291	90.6%	44,551	100.0%	67,520	100.0%
Commercial General Liability	-	0.0%	-	0.0%	-	0.0%
Total ceded premiums	$34,553	100.0%	$44,551	100.0%	$67,520	100.0%

Net written premiums
Automobile	$487	0.9%	$1,867	2.1%	$6,064	7.2%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	29,418	54.8%	54,952	61.7%	46,868	55.0%
Commercial General Liability	23,790	44.3%	32,222	36.2%	32,213	37.8%
Total net written premiums	$53,695	100.0%	$89,041	100.0%	$85,145	100.0%

We marketed our insurance products through our network of independent agents and general agents during fiscal years 2008, 2007 and 2006.

Homeowners’ Property and Casualty Insurance

We underwrite homeowners’ insurance principally in South and Central Florida. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The table that follows reflects the number of homeowner policies in-force by South Florida counties and all other Florida counties and reflects our concentrations of risk from catastrophic events.

	As of the years ended December 31
	In-force policy count
	2008		2007		2006
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Dade	2,981	9.7%	4,587	12.7%	9,151	21.6%
Broward	3,629	11.8%	4,446	12.3%	6,629	15.6%
West Palm Beach	14,152	45.7%	14,969	41.3%	13,539	31.9%
All others	10,122	32.8%	12,239	33.7%	13,099	30.9%
Total	30,884	100.0%	36,241	100.0%	42,418	100.0%

21st Century Holding Company

Our homeowner insurance products typically provide maximum coverage in the amount of $750,000, with the aggregate maximum policy limit being approximately $1,350,000. We continually subject these limits to review though there were no changes during 2008. The approximate average premium on the policies currently in-force is $2,016, as compared with $2,769 for 2007, and the typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation, are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). In Florida, premium rates are also regulated by the Florida OIR, and rate increases must be approved by the Florida OIR.

Our May 2008 “file and use” rate filing reflects an average rate decrease of 11.3%. The June 2007 rate filing resulted in an average rate reduction of 15.2%.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 250 classes of artisan and mercantile trades (excluding home-builders and developers), habitational exposures and certain special events.  The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2008. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies, with deductibles of $250 to $500 per claim, and currently in-force is approximately $798, as compared with $989 in 2008 and 2007, respectively.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Years Ended December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$117	0.49%	$26	0.08%	$-	0.00%
Arkansas	12	0.05%	-	0.00%	-	0.00%
California	269	1.13%	23	0.07%	-	0.00%
Florida	16,011	67.30%	21,192	65.77%	22,965	71.29%
Georgia	568	2.39%	1,023	3.17%	1,805	5.60%
Kentucky	1	0.00%	8	0.03%	9	0.03%
Louisiana	4,481	18.84%	5,595	17.36%	5,743	17.83%
Maryland	2	0.01%	-	0.00%	-	0.00%
South Carolina	70	0.29%	182	0.57%	77	0.24%
Texas	2,252	9.47%	4,127	12.81%	1,604	4.98%
Virginia	7	0.03%	46	0.14%	10	0.03%
Total	$23,790	100.00%	$32,222	100.00%	$32,213	100.00%

In order to expand our commercial general liability business, we entered into a 100% quota-share reinsurance treaty with Republic Underwriters Insurance Company (“Republic”) on March 28, 2006. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with a satisfactory A.M. Best Company (“A.M. Best”) rating.

Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remitted a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $325,000 and $23,000 in premiums in connection with its operations in the State of Texas in 2007 and 2006, respectively. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007. All premiums in connection with this program have been fully earned, and $0.2 million of Loss and LAE remain unpaid.

21st Century Holding Company

We are currently in the process of replacing the Republic quota-share reinsurance treaty with another “A” rated A.M. Best carrier. This agreement is currently pending Florida OIR approval.

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average annual premium on policies currently in force is approximately $1,292, as compared with $1,075 for 2007, and the nonstandard personal automobile insurance lines represents 100% and more than 99.5% of our written premiums for personal automobile insurance in 2008 and 2007, respectively.

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

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance in Florida, where the maximum exposures are predominantly $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. American Vehicle’s commercial automobile program in Florida is expected to experience managed growth in 2009.  The maximum exposure is predominantly $25,000 on a combined single limit basis.

Federated National underwrites new and renewal policies for this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

American Vehicle underwrites only renewal policies for this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

Due to the purchasing habits of nonstandard automobile insureds (for example, nonstandard automobile insureds tend to seek the least expensive insurance required of the policyholder by statute that satisfies the requirements of state laws to register a vehicle), policy renewal rates tend to be low compared with standard policies. Our experience has been that a significant number of existing nonstandard policyholders allow their policies to lapse and then reapply for insurance as new policyholders.

Federated National underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies in-force was $1,346 for 2007, and represented approximately 0.5% of our written premiums for personal automobile insurance in 2007. They were no standard personal automobile insurance policies offered during 2008.

Flood

Federated National writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $400 with limits up to $250,000. Commissions in connection with this program totaled $0.2 million, $0.3 million and $0.3 million in 2008, 2007 and 2006, respectively. Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Assurance Managing General Agents, Inc. (“Assurance MGA”)

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products. During the year ended December 31, 2008, Assurance MGA became licensed in the states of Alabama, Arkansas, Georgia, Illinois, Mississippi, Missouri, Nevada, North Carolina, Texas and Virginia.

21st Century Holding Company

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

Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from FIGA, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

The following table sets forth the amount and percentages of premiums financed for Federated National, American Vehicle and other insurers for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)

Federated National	$311	41.3%	$2,547	62.7%	$6,279	56.2%
American Vehicle	175	23.3%	169	4.2%	1,981	17.7%
Other insurers	267	35.4%	1,346	33.1%	2,917	26.1%
Total	$753	100.00%	$4,062	100.00%	$11,177	100.00%

Federated Premium’s operations were funded by a revolving loan agreement (“Revolving Agreement”) with FlatIron Funding Company LLC (“Flatiron”). The Revolving Agreement was structured as a sale of contracts receivable under a sale and assignment agreement with Westchester Premium Acceptance Corporation (“WPAC”) (a wholly-owned subsidiary of FlatIron), which gave WPAC the right to sell or assign these contracts receivable. Federated Premium, which serviced these contracts, recorded transactions under the Revolving Agreement as secured borrowings. There were no outstanding borrowings under the Revolving Agreement as of December 31, 2008 and 2007. Outstanding borrowings under the Revolving Agreement as of December 31, 2006 were approximately $0.01 million. This credit facility terminated, at our request, during 2007.

Finance contracts receivable decreased $0.2 million, or 52.3%, to $02 million as of December 31, 2008, compared with $0.4 million as of December 31, 2007. We anticipate a continued decline in the short-term in connection with premium financed contracts. The Company anticipates continued use of the direct bill feature associated with Federated National and American Vehicle lines of business.

21st Century Holding Company

The direct billing opportunity is very similar to the premium finance arrangement with respect to down payments and scheduled monthly payments. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured. Through our monitoring systems, we track delinquent payments and, in accordance with the terms of the extension of credit, cancel if payment is not made. If any excess premium remains after cancellation of the policy and deduction of applicable penalties, this excess is refunded to the policyholder. Similarly, we believe that the premium financing that we offer to our own insureds involves limited credit risk. By primarily financing policies underwritten by our own insurance carriers, our credit risks are reduced because we can more securely rely on the underwriting processes of our own insurance carriers. Furthermore, the direct bill program enables us to closely manage our risk while providing credit to our insureds.

Insure-Link, Inc. (“Insure-Link”)

Insure-Link was formed in March 2008. Insure-Link was created to serve as an independent insurance agency. The insurance agency markets to the general public to serve all of their insurance needs. Insure-Link will acquire new business through marketing and acquisition.

MARKETING AND DISTRIBUTION

We are focusing our marketing efforts on continuing to expand our distribution network and market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For automobile and commercial general liability policies, Assurance MGA also has the right, within a period that varies by state between 60 days and 120 days from a policy's inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria.

During 2008, the Company formed a wholly owned Florida insurance agency named Insure-Link and operations began during the second quarter of 2008. Insure-Link has binding authority for Federated National and American Vehicle as well as many national and local insurance carriers. There were no other agency relationships with affiliated captive or franchised agents in 2008, 2007 and 2006.

During periods under emergency order as defined by the Florida OIR, there typically exists a moratorium on cancellations and non-renewals of various types of insurance coverage. The homeowner policy provides Assurance MGA the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

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

21st Century Holding Company

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to Florida OIR approval.

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $310.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $245.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million or 54% of the $310.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may, in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this. The Florida Senate Banking and Insurance Committee (“Senate Committee”) recently published an insurance-related Interim Report entitled Status of the Florida Hurricane Catastrophe Fund. Notable findings in the report include:

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

Additionally, the FHCF treaty contains an exclusion that specifically states “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.”

The Senate Committee on Banking and Insurance released a report in early December 2008 that was meant to enlighten lawmakers before the legislative session begin in March 2009. The Senate Committee reported that the FHCF has a possible $19.0 billion deficit in 2009.  Even though Florida remained largely unscathed in 2008, the insurance industry as a whole was battered by various natural catastrophes and a global financial crisis that undercut its profits more than at any time in the past 20 years.  Experts say that the FHCF’s ability to come up with money after a storm would be dependent on its ability to market and sell bonds, an option that is severely limited by the global credit crunch that intensified this past fall.

21st Century Holding Company

The 2008-2009 private reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

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

* 2008 Reinstatement Premium Protection Program Participants

(1) Participant has funded a trust agreement for their unearned premium with approximately $1.3 million of cash and U.S. Government obligations of American institutions at fair market value.

(2) Standard & Poor's rated "A" (investment grade - economic situation can affect finance)

Subsequent to December 31, 2008 and pursuant to the provisions of our reinsurance treaties, we elected to cancel the contract with New Castle Reinsurance Company Limited (“New Castle”) and funds considered immaterial are in the process of settlement. New Castle’s participation in our reinsurance program represented approximately 1% of the aggregate catastrophic loss exposure. We are in the process of replacing this coverage however there can be no assurances that we can be successful, though our increased exposure is limited.

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

21st Century Holding Company

The 2007-2008 private reinsurance companies and their respective A. M. Best rating are listed in the table as follows:

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

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. It is our understanding, based upon a memo from The Florida House of Representatives, Committee on Insurance, to House Speaker Marco Rubio, dated April 2, 2008, that it is probable, under the current FHCF structure, that hundreds of millions of dollars of FHCF claims in Florida will go unpaid for some time. The FHCF currently has limited cash available to pay claims in connection with a catastrophic event. The FHCF has the authority to raise additional cash to pay claims through the issuance of FHCF bonds. The retirement of these bonds would be funded by imposing additional assessments on future insurance premiums written in the state. In the current economic climate, it is not clear if FHCF would be able to raise funds through a bond issuance.

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

In order to expand our commercial general liability business, we entered into a 100% quota-share reinsurance treaty with Republic on March 28, 2006. This agreement was in place for approximately one year until March 31, 2007, when it was cancelled at the request of Republic. Republic is domiciled in the State of Texas and licensed both directly and on a surplus lines basis in approximately 32 states. This arrangement would have facilitated the policyholder who requires their commercial general liability insurance policy to come from an insurance company with a satisfactory A.M. Best rating. We are currently in the process of replacing the Republic quota-share reinsurance treaty with another “A” rated A.M. Best carrier. This agreement with the other carrier is currently pending Florida OIR approval.

21st Century Holding Company

Our arrangement with Republic allowed for a 4.75% commission on net written premium and reimbursement for all other costs in connection with the treaty such as premium taxes and assessments. We also remitted a 1% commission to the intermediary broker on the same net written premium. Under this agreement, the Company assumed approximately $325,000 and $23,000 in premiums in connection with its operations in the State of Texas in 2007 and 2006, respectively. Our operations in Texas began in December 2006. During the three months ended March 31, 2007, this 100% quota-sharing reinsurance treaty with Republic was cancelled, on a run-off basis, at their request, effective June 30, 2007. All premiums in connection with this program have been fully earned, and $0.2 million of Loss and LAE remain unpaid.

LIABILITY FOR UNPAID LOSSES AND LAE

We are directly liable for loss and LAE payments under the terms of the insurance policies that we write. In many cases, there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss.  As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

	Years Ended December 31,
	2008	2007	2006

Balance at January 1:	$59,684,790	$39,615,478	$154,038,543
Less reinsurance recoverables	(20,133,375)	(12,382,028)	(128,419,923)
Net balance at January 1	$39,551,415	$27,233,450	$25,618,620

Incurred related to:
Current year	$37,397,179	$38,452,431	$35,105,812
Prior years	4,471,081	9,166,491	9,294,096
Total incurred	$41,868,260	$47,618,922	$44,399,908

Paid related to:
Current year	$13,277,261	$15,628,017	$17,420,147
Prior years	16,072,908	19,672,941	25,364,930
Total paid	$29,350,169	$35,300,958	$42,785,077

Net balance at year-end	$52,069,506	$39,551,415	$27,233,450
Plus reinsurance recoverables	12,712,980	20,133,375	12,382,028
Balance at year-end	$64,782,486	$59,684,790	$39,615,478

As shown above, and as a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $4.5 million, $9.2 million and $9.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $0.4 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $4.1 million.

In 2007, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $1.2 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $8.0 million.

There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2008.

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

	As of December 31,
	2008	2007
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Reinsurance recoverable on paid losses and LAE	$4,521	$20,823
Unpaid losses and LAE	92,931	137,546
	$97,452	$158,369

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$92,931	$137,546
Reinsurance recoverable on paid losses and LAE	4,521	20,823
	$97,452	$158,369

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

	As of December 31,
	2008	2007
Catastrophe Excess of Loss (Various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$4,262,572	$2,771,624
Unpaid losses and LAE	12,612,804	19,971,394
	$16,875,376	$22,743,018

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$12,612,804	$19,971,394
Reinsurance recoverable on paid LAE	4,262,572	2,771,624
Reinsurance payable	(11,088,023)	(12,605,238)
	$5,787,353	$10,137,780

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 1999 through 2008 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

21st Century Holding Company

	Years Ended December 31,
	(Dollars in Thousands)
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Balance Sheet Liability	$52,070	$39,551	$27,259	$25,733	$37,390	$15,314	$9,422	$6,207	$6,976	$4,428

Cumulative paid as of:
One year later		7,666	19,331	25,465	35,114	10,466	8,101	5,283	8,160	4,224
Two years later			26,997	34,073	48,285	12,499	9,857	7,215	9,487	5,666
Three years later				39,012	53,621	14,220	10,417	7,711	10,094	6,182
Four years later					56,926	15,033	11,410	7,953	10,352	6,394
Five years later						15,261	11,725	8,171	10,476	6,542
Six years later							11,763	8,296	10,641	6,563
Seven years later								8,270	10,749	6,576
Eight years later									10,720	6,587
Nine years later										6,586
										6,586

Re-estimated net liability as of:
End of year	$52,070	$39,551	$27,259	$25,733	$37,390	$15,314	$9,422	$6,207	$6,976	$4,428
One year later		44,440	35,370	35,618	44,690	14,256	10,897	6,954	9,445	5,872
Two years later			40,796	41,280	52,317	14,273	10,625	7,842	10,200	6,284
Three years later				45,131	56,147	14,890	10,770	8,069	10,425	6,605
Four years later					59,583	15,854	11,650	8,312	10,616	6,561
Five years later						16,304	12,365	8,542	10,782	6,664
Six years later							12,410	8,621	10,945	6,644
Seven years later								8,458	11,241	6,743
Eight years later									10,644	7,228
Nine years later										5,967

Cumulative redundancy (deficiency)		$(4,888)	$(13,537)	$(19,398)	$(22,193)	$(991)	$(2,988)	$(2,251)	$(3,668)	$(1,539)

Cumulative redundancy (-) deficiency as a % of reserves originally established		-12.4%	-49.7%	-75.4%	-59.4%	-6.5%	-31.7%	-36.3%	-52.6%	-34.8%

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

As noted above, we have since experienced a $4.9 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2007 and a $13.5 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2006. Relative to the $4.9 million deficiency, our homeowner and commercial general liability losses totaled $1.1 million and $4.4 million, respectively, and our automobile benefit totaled $0.7 million. Relative to the $13.5 million deficiency, our homeowner and commercial general liability and automobile losses totaled $5.5 million, $6.6 million and $1.4 million, respectively.

As noted last year, we had since experienced an $8.2 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2006 and a $15.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2005. Relative to the $8.2 million deficiency, our homeowner, commercial general liability and automobile losses totaled $2.2, $4.0 and $2.0, respectively. Relative to the $15.7 million deficiency, our homeowner and commercial general liability and automobile losses totaled $9.4 million, $3.4 million and $2.8 million, respectively.

21st Century Holding Company

As noted in our Form 10-K for the fiscal year ended December 31, 2006, we experienced a $15.2 million cumulative deficiency recognized in 2006 and 2005 in connection with the re-estimation of all loss that occurred in 2004 and a $10.0 million cumulative deficiency recognized in 2006 in connection with the re-estimation of all loss that occurred in 2005. Relative to the $15.2 million deficiency, our homeowner and commercial general liability losses totaled $15.4 million and $0.6 million, respectively offset by automobile redundancies totaling $0.9 million. Relative to the $10.0 million deficiency, our homeowner and commercial general liability and automobile losses totaled $7.3 million, $1.7 million and $1.0 million, respectively.

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
GAAP basis Loss and LAE reserves	$64,782	$59,685	$39,615
Less unpaid Losses and LAE ceded	12,713	20,133	12,401
Balance Sheet Liability	52,070	39,552	27,214
Add Insurance Apportionment Plan	25	37	45
SAP basis Loss and LAE reserves	$52,094	$39,589	$27,259

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SAP basis presentation for the years ended 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
GAAP basis Loss and LAE incurred	$41,868	$47,619	$44,400
Intercompany adjusting and other expenses	4,313	7,361	6,465
Insurance apportionment plan	4	12	(294)
SAP basis Loss and LAE incurred	$46,185	$54,992	$50,571

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2008, 2007 and 2006. The ratios, inclusive of Unallocated Loss Adjustment Expenses (“ULAE”), are shown in the table below, and are computed based upon SAP.

	Years Ended December 31,
	2008	2007	2006
Loss Ratio	69.1%	54.6%	54.8%

Expense Ratio	43.9%	38.9%	42.5%

Combined Ratio	113.0%	93.5%	97.3%

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

The law also authorized the state-owned insurance company, Citizens Property Insurance Corporation (“Citizens”), which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

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

Finally, during 2007 and 2008, approximately two dozen new homeowner insurance companies have received authority by the Florida OIR to commence business as admitted carriers in the state of Florida.

We believe that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

We have not participated in the Capital Build-Up incentive program and therefore have been able to remain committed to the discipline of writing business that is profitable from an underwriting perspective. This commitment has resulted in a significant erosion of our homeowners’ property insurance market share in 2007 and 2008. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company and American Strategic Insurance Company.

Comparable companies which compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. We also face new competition in Florida from such companies as Seminole Property and Casualty Insurance Company, Cypress Property and Casualty Company and U.S. Security Insurance Company.
.
With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Presently, we have chosen not to compete with more than 100 companies, which underwrite personal automobile insurance in Florida. Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

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

A recent example of such consumer initiatives may be found with Florida’s property insurers’ operating under a new emergency rule which requires existing premium rates as of January 25, 2007, to remain in effect until a rate filing reflecting the provisions as provided in Florida’s newly enacted property insurance legislation. The legislation, which among other issues, provided low cost reinsurance to member insurance companies, accelerated rate filings to reflect the reduced reinsurance costs and expanded the role of Citizens in the market place. Other provisions contained in the emergency rule prevent non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited. We are aware of the continued financial challenges that face the State of Florida in connection with the current consumer initiatives. The consumer initiatives stem from the catastrophic hurricanes during 2004 and 2005. The financial challenges have affected our business, results of operations and financial condition in the past and there can be no assurance that they will not continue to affect business, results of operations and financial condition in the future. We are unaware of any other jurisdictions with similar consumer initiatives that could have a material adverse effect on our business, results of operations or financial condition.

Most states have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases, in premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Most states also have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. As discussed above, the recent consumer initiatives with Florida’s property insurers’ demonstrate the State of Florida’s ability to adopt such laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect the Company's business.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. The last regulatory examination conducted by the Florida OIR on Federated National covered the three-year period ended on December 31, 2004. The last regulatory examination conducted by the Florida OIR on American Vehicle covered the three-year period ended on December 31, 2005.

Federated National’s 2004 regularly scheduled statutory triennial examination for the three years ended December 31, 2004 was performed by the Florida OIR in 2005. American Vehicle's examination was for the three years ended December 31, 2005 was also performed by the Florida OIR, in 2006. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 on American Vehicle in connection with the Florida OIR examination. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

21st Century Holding Company

Federated National anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2010 for the five years ended December 31, 2009. American Vehicle anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2011 for the five years ended December 31, 2010. We have not received any notice of such examinations.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair market value of $1.0 million held in escrow. As of December 31, 2008, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. Additionally, as of December 31, 2008 American Vehicle has cash deposits totaling, $409,640 with the State of Alabama, $167,109 with the State of Arkansas and $116,715 with the State of Louisiana.

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

No dividends were paid by Federated National or American Vehicle in 2008, 2007 or 2006, and none are anticipated in 2009. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

21st Century Holding Company

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

Based upon the 2008 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based upon the 2007 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 739.4%, 653.0 % and 165.4% at December 31, 2008, 2007 and 2006, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 402.5%, 448.5% and 444.2% at December 31, 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on two out of thirteen ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus. As of December 31, 2007, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on three out of thirteen ratios. There were two exceptions in connection with surplus growth and one exception in connection with adverse homeowner claims in connection with the hurricanes of 2004 and 2005.

As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus. As of December 31, 2007, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. The exceptions were in connection with reserve development in connection with our commercial general liability program.

There was no action taken by the Florida OIR in connection with the December 31, 2007 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2008 IRIS ratios, although there can be no assurance that will be the case.

21st Century Holding Company

Insurance Holding Company Regulation

We, the parent company, are subject to laws governing insurance holding companies in Florida where Federated National and American Vehicle are domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of Federated National and American Vehicle unless the Florida OIR, upon application, determines otherwise.

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

During February 2008 Florida’s House Insurance Committee held a workshop on a proposal and legislation developed by the Florida Department of Financial Services (“DFS”) regarding a significant reduction of capacity in the FHCF, substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Additionally, the Board of Directors of FIGA held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company that was assumed subsequent to the 2005 – 2006 hurricane season. Additional assessments by regulatory agencies are possible though not quantifiable at this time.

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

In August 2004, A.M. Best notified us that Federated National and American Vehicle were being placed under review with negative implications. In connection with this review, we requested that A.M. Best cease its ratings of these subsidiaries and assign a rating of “NR-4 – Not rated, company’s request” to each. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, obtaining adequate reinsurance or borrowing on our line of credit.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions.

21st Century Holding Company

In a letter from Demotech’s Chief Executive Officer, dated January 15, 2009, Demotech warned Florida policymakers, including Florida Insurance Council representatives that “The potential inability of the FHCF to honor meritorious claims related to a significant event adversely influences the Financial Stability Rating of each of the carriers that are heavily dependent on the reinsurance provided by the FHCF. Under current circumstances and conditions, we will provide, monitor and support Financial Stability Ratings through the period ending May 15, 2009. An extension of financial Stability Ratings beyond May 15, 2009, will require definitive financial information regarding participation in the FHCF, documentation of bridge loans or alternative financing mechanisms that provide liquidity during a period in which the FHCF would be raising capital and other precaution or protection regarding reinsurance collectibility or catastrophe reinsurance.”

 The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. Furthermore, a withdrawal of the rating could cause the Company’s insurance policies to no longer be acceptable to the secondary marketplace and mortgage lenders, which could cause a material adverse effect of the Company’s results of operations and financial position.

EMPLOYEES

As of December 31, 2008, we had approximately 110 employees, including three executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

SENIOR MANAGEMENT

Set forth below is certain information concerning our executive officers who are not also directors, as of December 31, 2008:

Mr. Stephen C. Young (age 34), has served as the Company’s President from June 2007 through the present date, and as President of Federated Premium from January 1998 through the present date. Mr. Young served as Vice President of Operations of the Company from June 2006 through May 2007.

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

In 2004 and 2005, the state of Florida experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. Aggregate losses in connection with these storms involved over 23,000 claims at a cost in excess of $69.9 million, net of our reinsurance participation.

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

21st Century Holding Company

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

Though there has been no occurrence of hurricanes in Florida within the last three hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to Florida OIR approval.

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

Subsequent to December 31, 2008 and pursuant to the provisions of our reinsurance treaties, we elected to cancel the contract with New Castle and funds considered immaterial are in the process of settlement. New Castle’s participation in our reinsurance program represented approximately 1% of the aggregate catastrophic loss exposure. We are in the process of replacing this coverage however there can be no assurances that we can be successful, though our increased exposure is limited.

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and can not be presumed, as it is subject to Florida OIR approval.

21st Century Holding Company

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $310.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $245.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million or 54% of the $310.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to our company.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may, in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. In this economic climate, there is no assurance that the FHCF will be able to do this. Please see “Business-Reinsurance” for more information about FHCF.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association (“JUA”), FIGA, Citizens and the FHCF. The current assessments stem from the catastrophic effects to the property insurance industry in the state of Florida from the hurricanes that occurred during the fourteen months between August 2004 and October 2005.

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

In connection with our equity securities, we determined that certain securities qualified for other than temporary impairment status in 2008. In connection with this process we charged to operations a net realized investment loss that totaled approximately $9.9 million, net of an estimated provisional tax effect of approximately $3.7 million. Most of these investments were subsequently sold during the third and fourth quarter of the year, and, we recognized an additional $0.2 million loss, net of an estimated tax benefit of approximately $0.1 million.

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

We may experience a loss due to the concentration of credit risk.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents held in a mutual fund money market account. Management believes that the financial institution holding the Company’s mutual fund money market account is credit worthy and accordingly minimal credit risk exists with respect to those investments.

As of December 31, 2008, the Company had approximately $121.4 million invested in the MTB Prime Money Market-Inst Fund Number 142, for which the NAIC classification is Class 1.  A money market fund is eligible for listing on the Class 1 List if the fund meets the following conditions:

•	The fund maintains a rating of Am or better from Standard and Poor’s or a rating of A or better from Moody’s Investor’s Services (“Moody’s”) or an equivalent or better rating from another NAIC ARO;
•	The fund maintains a constant net asset value of $1.00 at all times;
•	The fund allows a maximum of seven-day redemption of proceeds; and
•
The fund invests at least ninety-five percent (95%) of its total assets in any combination of: the U.S. Government securities listed in Section 14 of the Appendix, securities rated in the highest short term rating category by an NAIC ARO, unrated securities determined by the fund’s Board to be of comparable quality, securities of money market funds that are registered investment companies and collateralized repurchase agreements comprised of such obligations at all times. The remaining five percent (5%) may be invested in Second Tier Securities as that phrase is defined by Rule 2a-7 of the Investment Company Act of 1940 (17 CFR 270.2a-7).

21st Century Holding Company

Subsequent to year end these funds were invested in long and short term investments with yields that best match our liquidity needs.

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2008. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2008, we can not be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

21st Century Holding Company

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

21st Century Holding Company

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

Our insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Florida. The risk-based capital standards, based upon the Risk Based Capital Model Act adopted by the NAIC require our insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2008, American Vehicle and Federated National were in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

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

The insurance industry is highly regulated. Prior to selling a new insurance product in a state, we must obtain approval from the applicable state insurance regulators. The insurance regulators in states to which we might apply may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state. If we want to operate in any additional states, we must file similar applications for licenses, which we may not be successful in obtaining.

We are named as a defendant in a securities class action lawsuit and a derivative lawsuit and it may have an adverse impact on our business.

We are named as a defendant in a securities class action lawsuit and a shareholder’s derivative lawsuit. For more information about the status of these lawsuits, see “Part I, Item 3 Legal Proceedings.” An unfavorable resolution of this pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of the Company's management regardless of the outcome. There can be no assurance that the Company will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of the Company.

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

Demotech has publicly stated that the potential inability of the Florida Hurricane Catastrophe Fund to honor its obligations to carriers in Florida who are dependent on its reinsurance has impacted its ratings process. See Business-Ratings.  The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on our line of credit  Furthermore, a withdrawal of the rating could cause the Company's insurance policies to no longer be acceptable to the secondary marketplace and mortgage lenders, which could cause a material adverse effect of the Company's results of operations and financial position.

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

Florida's personal injury protection insurance statute limits an insurer's ability to deny benefits for medical treatment that is unrelated to the accident, that is unnecessary, or that is fraudulent. In addition, the statute allows claimants to obtain awards for attorney's fees. Although this statute has been amended several times in recent years, primarily to address concerns over fraud, the Florida legislature has been only marginally successful in implementing effective mechanisms that allow insurers to combat fraud and other abuses. We believe that this statute contributes to a higher frequency of claims under nonstandard automobile insurance policies in Florida, as compared with claims under standard automobile insurance policies in Florida and nonstandard and standard automobile insurance polices in other states. Although we believe that we have successfully offset these higher costs with premium increases, because of competition, we may not be able to do so with as much success in the future.

21st Century Holding Company

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company and American Strategic Insurance Company.

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

Finally, during 2007 and 2008, approximately two dozen new homeowner insurance companies have received authority by the Florida OIR to commence business as admitted carriers in the state of Florida.

21st Century Holding Company

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

Comparable companies which compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. We also face new competition in Florida from such companies as Seminole Property and Casualty Insurance Company, Cypress Property and Casualty Company and U.S. Security Insurance Company.

With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Presently, we have chosen not to compete with more than 100 companies, which underwrite personal automobile insurance in Florida. Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Security National Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

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

We depend, and will continue to depend, on the services of our executive management team which includes Michael Braun, our Chief Executive Officer and President of Federated National, Peter Prygelski, our Chief Financial Officer and Stephen Young, our President. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with select members of our executive management team.

Nevertheless, because of the executive management role and involvement in developing and implementing our current business strategy, any unplanned loss of service could substantially harm our business.

Risks Related to an Investment in Our Shares

Our largest shareholders currently control approximately 8.6% of the voting power of our outstanding common stock, which could discourage potential acquirers and prevent changes in management.

Edward J. Lawson and Michele V. Lawson beneficially own approximately 8.6% of our outstanding common stock. This information is based on the beneficial owner’s filing with the Securities and Exchange Commission under Section 13 and/or Section 16 of the Securities Exchange Act of 1934. As our largest shareholders, the Lawson’s have significant influence over the outcome of any shareholder vote. This voting power may discourage takeover attempts, changes in our officers and directors or other changes in our corporate governance that other shareholders may desire.

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

We may not continue making dividend payments on our common stock.

During 2008 and 2007, we paid quarterly dividends of $0.18 per share. In the first quarter of 2009, we lowered our dividend to $0.06 per share. We can not assure you that we will continue to make quarterly dividend payments. Payment of dividends in the future will depend on our earnings, financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay the parent company.

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

21st Century Holding Company

ITEM 3          LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. These proceedings are set forth below as either resolved or ongoing.

Resolved legal proceeding:

Specifically related to our ordinary course of business, we were a party to four lawsuits in connection with coverage disputes associated with claims resulting from Hurricanes Ivan and Jeanne. Hurricane Ivan occurred on September 14, 2004. Hurricane Jeanne occurred on September 25, 2004. During the three months ended September 30, 2006, the resolution of other lawsuits involving similarly styled coverage issues involving other property insurers came to fruition. Accordingly, based on the resolution of these lawsuits involving similarly styled coverage issues we charged operations with approximately $3.9 million of additional loss and LAE during the quarter ended September 30, 2006. Additional development for approximately $1.0 million occurred relative to these claims during the three months ended March 31, 2007. Predominately, only the underlying legal fees associated with these particular proceedings remain uncertain and continue to be negotiated.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Ongoing legal proceedings:

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (“District Court”) on behalf of all persons and entities (the “plaintiff’s”) who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The plaintiffs seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.

On November 7, 2008, the District Court granted in part and denied in part the Company's motion to dismiss the consolidated class complaint with leave to amend by December 8, 2009 or the allegations dismissed would be deemed dismissed with prejudice without further order of the Court.  Lead plaintiffs did not seek to amend the consolidated complaint and the defendants have answered.  The action will proceed on allegations with respect to the company's setting of loss reserves for the year ending 2006 and first quarter of 2007.

The District Court granted both defendants' motion to dismiss the plaintiff’s derivative complaint and the Company’s subsequent motion to stay the amended derivative complaint.

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

21st Century Holding Company

Quarter Ended	High	Low
March 31, 2008	$14.05	$10.98
June 30, 2008	$12.98	$8.17
September 30, 2008	$8.88	$5.19
December 31, 2008	$5.42	$3.62

March 31, 2007	$23.03	$17.60
June 30, 2007	$19.99	$9.85
September 30, 2007	$14.60	$10.03
December 31, 2007	$17.31	$12.38

As of March 16, 2009, there were 48 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 4,800.

DIVIDENDS

During 2008 and 2007 we have paid quarterly dividends of $0.18 per share. Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2008. All equity compensation plans were approved by stock holders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by stock holders*	788,250	$14.08	146,997

*	Includes options from the 1998 Stock Option Plan and the 2002 Stock Option Plan.

For additional information concerning our capitalization please see Footnote 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

ISSUER REPURCHASES

On May 14, 2007, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities Exchange Act, the repurchase of up to $5.0 million of its common stock. Acting upon the Board’s authorization, the Company repurchased, for approximately $0.1 million, 12,308 shares for an average price of $11.65 on February 13, 2008; $1.8 million, 135,277 shares for an average price of $13.44 between November 12, 2007 and November 28, 2007; for approximately $0.5 million, 47,433 shares for an average price of $10.16 between July 12, 2007 and July 18, 2007; and for approximately $1.5 million, 138,261 shares for an average price of $11.01 between May 16, 2007 and May 21, 2007.  The Company may purchase up to an additional $1.1 million of its common stock.

21st Century Holding Company

SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 2008, there were no options exercised under our various stock option plans.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
21st Century Holding Company	100.00	99.65	119.70	170.60	100.79	37.92
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Insurance P&C	100.00	109.61	119.82	139.67	150.81	116.73

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2009	www.snl.com

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2003 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Our filings with the SEC may incorporate information by reference, including this Form 10-K.  Unless we specifically state otherwise, the information under this heading "Stock Performance Graph" shall not be deemed to be "soliciting materials" and shall not be deemed to be "filed" with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

21st Century Holding Company

ITEM 6          SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the years ended December 31,
	(Amounts in 000's except Book value per share)

	2008	2007	2006	2005	2004
Balance sheet data

Total assets	$197,109	$219,361	$207,897	$290,155	$163,601
Investments	26,065	136,224	124,834	100,086	84,382
Cash and short term investments	124,577	22,524	17,917	6,071	6,128

Finance contracts, consumer loans and pay advances receivable, net	201	420	1,831	7,313	8,289

Total liabilities	120,878	138,104	141,704	249,387	138,625
Unpaid losses and LAE	64,782	59,685	39,615	154,039	46,571
Unearned premiums	40,508	56,394	77,829	61,839	50,153

Total shareholders' equity	76,231	81,257	66,193	40,767	24,977

Book value per share	$9.51	$10.32	$8.38	$6.02	$4.13

21st Century Holding Company

	Years Ended December 31,
	(Amounts in 000's except EPS and Dividends)

	2008	2007	2006	2005	2004
Operations Data:
Revenue:
Gross premiums written	$88,248	$133,591	$152,665	$119,440	$100,662
Gross premiums ceded	(34,553)	(44,551)	(67,520)	(31,414)	(15,486)

Net premiums written	53,695	89,041	85,145	88,026	85,176

(Decrease) Increase in prepaid reinsurance premiums	(4,451)	(11,251)	20,193	6,623	(2,905)
Decrease (Increase) in unearned premiums	15,886	21,435	(15,990)	(11,686)	(16,030)

Net change in prepaid reinsurance premiums and unearned premiums	11,435	10,184	4,203	(5,063)	(18,935)

Net premiums earned	65,130	99,224	89,348	82,963	66,241
Commission income	1,612	7,214	1,679	409	-
Finance revenue	350	545	1,686	3,567	3,668
Managing general agent fees	1,745	2,035	2,625	2,420	2,040
Net investment income	6,354	7,964	5,933	3,841	3,172
Net realized investment (losses) gains	(10,593)	(145)	1,063	458	689
Regulatory assessments recovered	2,104	1,655	132	-	-
Other income	654	641	1,449	1,010	762

Total revenue	67,357	119,132	103,915	94,669	76,571

Expenses:
Losses and LAE	41,868	47,619	44,400	48,336	74,993
Operating and underwriting expenses	7,102	12,684	13,160	8,219	8,140
Salaries and wages	7,428	6,732	7,011	6,384	6,134
Interest expense	-	173	656	1,398	1,087
Policy acquisition costs, net of amortization	14,760	19,420	17,395	14,561	8,423

Total expenses	71,159	86,627	82,622	78,899	98,777

(Loss) income from continuing operations before provision for income tax (benefit) expense	(3,802)	32,505	21,293	15,771	(22,206)
Provision for income tax (benefit) expense	(1,324)	11,226	7,396	4,690	(8,601)

Net (loss) income from continuing operations	(2,478)	21,280	13,896	11,081	(13,605)

Discontinued operations:

Income from discontinued operations (including 2005 and 2004 gain on disposal of $1,630 and $5,384, respectively)	-	-	-	1,630	4,484
Provision for income tax expense	-	-	-	595	1,737
Income from discontinued operations	-	-	-	1,035	2,747
Net (loss) income	$(2,478)	$21,280	$13,896	$12,116	$(10,858)

Earnings per share data

Basic net (loss) income per share from continuing operations	$(0.31)	$2.69	$1.84	$1.78	$(2.33)

Basic net income per share from discontinued operations	$-	$-	$-	$0.17	$0.47
Basic net (loss) income per share	$(0.31)	$2.69	$1.84	$1.95	$(1.86)

Fully diluted net (loss) income per share from continuing operations	$(0.31)	$2.65	$1.72	$1.67	$(2.33)

Fully diluted net income per share from discontinued operations	$-	$-	$-	$0.16	$0.47
Fully diluted net (loss) income per share	$(0.31)	$2.65	$1.72	$1.83	$(1.86)
Dividends paid per share	$0.72	$0.72	$0.48	$0.32	$0.32

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite fire, allied lines, homeowners’ property and casualty insurance, commercial general liability insurance, commercial multi peril, inland marine, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

The insurable events during 2008, 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2008, 2007 and 2006 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity; however the per-claim severity in connection with our commercial general liability and homeowner lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid losses and LAE and the amount and recoverability of amortization of Deferred Policy Acquisition Costs (“DPAC”). In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail at Footnote 2 in this Form 10-K.

Except as described below, we believe that in 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Accounting for loss contingencies pursuant to Statements of Financial Accounting Standards (“SFAS”) Number 5, Accounting for Contingencies (“SFAS No. 5”) involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

SFAS Number 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS No. 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading securities or Available-for-sale.

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

Methods used to estimate Loss & LAE reserves

The methods we use for our short-tail business do not differ from the methods we use for our long-tail business. The Incurred and Paid Development Methods intrinsically recognize the unique development characteristics contained within the historical experience of each material short-tail and long-tail line of business. The Incurred and Paid Cape Cod Methods reflect similar historical development unique to each material short-tail and long-tail line of business.

We apply the following general methods in projecting loss and LAE reserves:

•	Paid and Incurred Loss Development Method
•	Paid and Incurred Cape Cod Method

Description of ultimate loss estimation methods

The estimated Ultimate Loss and Defense & Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2008. The analysis relies primarily on four actuarial methods: Incurred Loss & DCCE Development Method, Paid Loss & DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

Incurred Loss & DCCE Development Method – This reserving method is based on the assumption that the historical incurred loss & DCCE development pattern as reflected by the Company is appropriate for estimating the future loss & DCCE development. Incurred paid plus case amounts separated by accident quarter of occurrence and at quarterly evaluations are used in this analysis. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident quarter from one maturity point to the next. Loss & DCCE development factors (“LDF”) are selected based on a review of the historical relationships between incurred loss & DCCE at successive valuations and based on industry patterns.  The LDFs are multiplied together to derive cumulative LDF’s that, when multiplied by actual incurred loss & DCCE, produce estimates of ultimate loss & DCCE.

Paid Loss & DCCE Development Method – This method is similar to the Incurred Loss & DCCE Development Method only paid loss & DCCE and paid patterns are substituted for the incurred loss & DCCE and incurred patterns.

Bornhuetter-Ferguson Incurred Method – This reserving method combines estimated initial expected unreported loss & DCCE with the actual loss & DCCE to yield the ultimate loss & DCCE estimate. Expected unreported loss & DCCE are equal to expected total loss & DCCE times the expected unreported percentage of loss & DCCE for each policy year.  The incurred loss & DCCE emergence pattern used to determine the unreported percentages in our projections is based on the selected LDF’s from the Incurred Loss & DCCE Development Method described above.  The estimate of initial expected total loss & DCCE is based on the historical loss ratio for more mature accident years.  While this approach reduces the independence of the Bornhuetter-Ferguson Method from the loss & DCCE development methods for older policy years, it is used primarily for estimating ultimate loss & DCCE for more recent, less mature, policy years.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bornhuetter-Ferguson Paid Method – This method is similar to the Bornhuetter-Ferguson Incurred Method only paid loss & DCCE and paid patterns are substituted for the incurred loss & DCCE and incurred patterns.

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2008). Reserves for unpaid loss & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid loss & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under statutory accounting principles even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid loss & DCCE, resulting in total unpaid loss and LAE.

The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple claim payments, legal changes, or variations in a company’s mix of business from year to year. Also, since the percentage of losses paid for immature years is often low, development factors can be volatile. A small variation in the number of claims paid can have a leveraging effect that could lead to significant changes in estimated ultimate values. Accordingly, our reserves are estimates because there are uncertainties inherent in the determination of ultimate losses. Court decisions, regulatory changes and economic conditions can affect the ultimate cost of claims that occurred in the past as well as create uncertainties regarding future loss cost trends. We compute our estimated ultimate liability using the most appropriate principles and procedures applicable to the lines of business written. However, because the establishment of loss reserves is an inherently uncertain process, we cannot be certain that ultimate losses will not exceed the established loss reserves and have a material adverse effect on our results of operations and financial condition.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid loss and LAE will likely differ from the amount recorded at December 31, 2008.

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

Interim – During 2008 our interim approach was very similar to the annual process noted above. During 2007 for Federated National’s homeowners’ program, our selection of loss reserves was weighted more to the Paid Loss Development Method and the Incurred Loss Development Method.  American Vehicle’s commercial general liability program relied upon the Cape Cod Method on a paid and incurred basis as well as the Paid Loss Development Method and the Incurred Loss Development Method. During the year-end process for 2007, we were able to employ long-tail methodologies to our commercial general liability program’s loss reserve process based on no specific event other than newly available in-house resources.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid loss and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2008 premised on future emergence inconsistent with historical loss reserve development patterns.

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2008	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)
Homeowners'	$7,132	$899	$8,031	$19,677	$12,613	$15,095
Commercial General Liability	6,166	1,364	7,530	27,323	-	34,853
Automobile	412	255	667	1,555	100	2,122

Total	$13,710	$2,518	$16,228	$48,555	$12,713	$52,070

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2007	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)
Homeowners'	$6,995	$781	$7,776	$22,909	$19,971	$10,713
Commercial General Liability	4,780	635	5,415	17,890	-	23,305
Automobile	373	157	530	5,165	162	5,533

Total	$12,148	$1,573	$13,721	$45,964	$20,133	$39,551

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss and LAE reserves, net of reinsurance.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2008		2007

Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)

-10.0%	46,863	-12.8%	35,596	-9.2%
-7.5%	48,164	-9.6%	36,585	-6.9%
-5.0%	49,466	-6.4%	37,574	-4.6%
-2.5%	50,768	-3.2%	38,563	-2.3%
Base	52,070	-	39,551	-
2.5%	53,371	3.2%	40,540	2.3%
5.0%	54,673	6.4%	41,529	4.6%
7.5%	55,975	9.6%	42,518	6.9%
10.0%	57,276	12.8%	43,507	9.2%

(1) Net of tax

For the year ended December 31, 2008 our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $47.8 million to a high of $58.5 million, with a best estimate of $53.1 million. The Company’s net loss and LAE reserves are carried at $52.4 million. Management’s point estimate of reserves is 1.5% below our actuary’s best estimate in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as evolution in its operations.

For the year ended December 31, 2007 the actuarial firm engaged by the Company determined range of loss and LAE reserves on a net basis range from a low of $37.9 million to a high of $45.6 million, with a best estimate of $42.1 million. The Company’s net loss and LAE reserves are carried at $40.0 million. Management’s point estimate of reserves are 5.2% below our actuary’s best estimate in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as evolution in its operations.

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS No. 113”). The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

Please see Footnote 2 of the Notes to Consolidated Financial Statements for additional discussions regarding critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”).   SFAS No. 161 changes the disclosure requirement for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivatives Instruments and Hedging Activities (“SFAS No. 133”) and its related interpretations, and, how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not utilize derivative instruments, as such; there is no impact to our consolidated financial statements for the year ended December 31, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes which clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no benefit is recorded.  The Company evaluated the impact that FIN 48 will have on its Consolidated Financial Statements. Additionally, we have developed a process to capture and quantify any such effect that FIN 48 could have on the Company and concluded there was no impact on our consolidated financial statements for the year ended December 31, 2008.

                See Note 2(n), “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2008 Compared with December 31, 2007

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

Total Investments decreased $110.2 million, or 80.9%, to $26.1 million as of December 31, 2008, compared with $136.2 million as of December 31, 2007. Our fixed income portfolio contained callable features exercised in 2008. The proceeds from these called securities are currently in cash and short-term investments, of which approximately $121.4 million are invested in the MTB Prime Money Market-Inst Fund Number 142. We are currently evaluating long and short- term investment options for best yields that match our liquidity needs.

Subsequent to December 31, 2008, the Company engaged external asset managers and the funds were invested in long and short term investments with yields that best match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 48% of total investments as of December 31, 2008, compared with 85% as of December 31, 2007.

Below is a summary of net unrealized gains and (losses) at December 31, 2008 and December 31, 2007 by category.

	Unrealized Gains and (Losses)
	December 31, 2008	December 31, 2007
Fixed maturities:
U.S. government obligations	$-	$(68,975)
Obligations of states and political subdivisions	(147,907)	(1,706)
	(147,907)	(70,681)

Corporate securities:
Communications	(278,692)	(3,481)
Financial	(660,612)	(16,984)
Other	2,883	(25,852)
	(936,421)	(46,317)
Equity securities:
Common stocks	(818,645)	(3,989,319)

Total fixed, corporate and equity securities	$(1,902,973)	$(4,106,317)

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody's, as well as information released via the general media channels. In 2008, in connection with this process, we have charged to operations a net realized investment loss totaling approximately $9.9 million with an estimated provisional tax effect of approximately $3.7 million. The charge relates to short-term investments in connection with the common stocks of financial and pharmaceutical industries.

The investments held at December 31, 2008 and December 31, 2007 were comprised mainly of United States government and agency bonds, as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds, predominantly held in the financial and conglomerate industries. At December 31, 2008, approximately 89% of the equity holdings are in mutual funds and 11% are in equities related to the financial industry and insurance industry.

The following table summarizes, by type, our investments as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Fixed maturities, at market:
U.S. government agencies and authorities	$4,544	17.43%	$61,308	45.01%
Obligations of states and political subdivisions	5,331	20.45%	17,777	13.05%
Corporate securities	13,050	50.07%	40,609	29.81%
Total fixed maturities	22,925	87.95%	119,694	87.87%
Equity securities, at market	3,140	12.05%	16,530	12.13%
Total investments	$26,065	100.00%	$136,224	100.00%

All of our securities, except as noted above, are in good standing and are not impaired as defined by FASB SFAS No. 115.

In 2008, we reclassified $14.2 million of our bond portfolio as held-to-maturity because we decided that we had the ability to hold them until maturity. During the three months ended December 31, 2008, we reclassified $3.4 million to available-for-sale because a collateralized requirement was reduced.

As of December 31, 2008 we have classified $13.5 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure irrevocable letters of credit to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. . As of December 31, 2008 the letter of credit in favor of Republic totaled $3.0 million.

Cash and Short Term Investments

Cash and short term investments, which include cash, certificates of deposits, and money market accounts, increased $102.1 million, or 453.1%, to $124.6 million as of December 31, 2008, compared with $22.5 million as of December 31, 2007. Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements.

Our daily closing cash balance of approximately $1.0 million is swept into an overnight Repurchase Agreement (“Repo”) account backed by U.S. Government securities.

Our fixed income portfolio contained callable features exercised in 2008. The proceeds from these called securities are currently in cash and short-term investments, of which approximately $121.4 million are invested in the MTB Prime Money Market-Inst Fund Number 142. We are currently evaluating long and short- term investment securities for best yields that match our liquidity needs.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivable for Investments Sold

Receivable for investments sold decreased to nothing, as of December 31, 2008, compared with $6.4 million as of December 31, 2007.

Finance Contracts Receivable, Net of Allowance for Credit Losses

Finance contracts receivable, net of allowance for credit losses, decreased $0.2 million, or 52.3%, to $0.2 million as of December 31, 2008, compared with $0.4 million as of December 31, 2007. The decrease is primarily due to our sale in December 2004 of our assets related to our non-standard automobile insurance agency business in Florida and the associated financed contracts. We anticipate a continued decline in the financed contracts receivable, net over the future short term and its related conversion to cash and short term investments and investments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $2.9 million, or 34.6%, to $5.5 million as of December 31, 2008, compared with $8.5 million as of December 31, 2007. The decrease is due to our payments and amortization of prepaid reinsurance premiums, which are reduced as compared with the prior year, associated with our homeowners’ book of business.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.4 million, or 11.7%, to $3.4 million as of December 31, 2008, compared with $3.8 million as of December 31, 2007.

Our homeowners’ insurance premiums receivable increased $0.5 million, or 43.2%, to $1.7 million as of December 30, 2008, compared with $1.2 million as of December 31, 2007.  The increase can be attributed to the seasonality of the purchasing patterns of our policyholders.

Our commercial general liability insurance premiums receivable decreased $0.9 million, or 34.1%, to $1.7 million as of December 30, 2008, compared with $2.6 million as of December 31, 2007.

Premiums receivable in connection with our automobile line of business decreased $0.2 million, or 68.8%, to $0.1 million as of December 31, 2008, compared with $0.4 million as of December 31, 2007.

The activity in the allowance for credit losses for premiums receivable was as follows:

	Years Ended December 31,
	2008	2007

Allowance for credit losses at beginning of year	$288,373	$66,125
Additions charged to bad debt expense	(299,667)	854,005
Write-downs charged against the allowance	132,979	(631,757)
Allowance for credit losses at end of year	$121,685	$288,373

Reinsurance Recoverable, Net of Allowance for Credit Losses

Reinsurance recoverable, net of allowance for credit losses, decreased $6.1 million, or 26.4%, to $16.9 million as of December 31, 2008, compared with $22.9 million as of December 31, 2007. The decrease is due to payment patterns by our reinsurers. All amounts are current and deemed collectable, except for a particular reinsurer in connection with the 2005 – 2006 reinsurance treaties, for whom we have recorded a $0.2 million pretax valuation allowance.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs decreased $2.4 million, or 26.8%, to $6.6 million as of December 31, 2008, compared with $9.0 million as of December 31, 2007. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

An analysis of deferred acquisition costs follows:

	Years Ended December 31,
	2008	2007

Balance, beginning of year	$8,958,195	$11,153,168
Acquisition costs deferred	12,360,291	17,224,942
Amortization expense during year	(14,760,249)	(19,419,915)
Balance, end of year	$6,558,237	$8,958,195

Deferred Income Taxes, net

Deferred income taxes, net, increased $2.9 million, or 51.2%, to $8.5 million as of December 31, 2008, compared with $5.6 million as of December 31, 2007. Significant components of our net deferred tax asset are as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Unpaid losses and LAE	$2,186,840	$1,675,398
Unearned premiums	1,770,709	2,670,007
Unrealized loss on investment securities	716,089	1,510,438
Allowance for credit losses	140,683	122,819
Allowance for impairments	1,410,105	-
Regulatory assessments	1,312,440	2,096,050
Discount on advance premiums	-	30,349
Depreciation	155,495	-
Capital Loss Carryover	2,656,626	-
Deferred gain on sale and leaseback	452,786	607,738
Stock option expense per FASB 123R	237,065	173,056
Total deferred tax assets	11,038,837	8,885,855

Deferred tax liabilities:
Deferred acquisition costs, net	(2,467,865)	(3,331,949)
Discount on advance premiums	(40,902)	-
Depreciation	-	86,498
Prepaid expenses	-	(584)
Total deferred tax liabilities	(2,508,767)	(3,246,035)
Net deferred tax asset	$8,530,070	$5,639,820

Income Taxes Receivable

 Income taxes receivable increased to $2.3 million, as of December 31, 2008, compared with nothing as of December 31, 2007. The increase is due to tax payment patterns in connection with our tax liabilities.

The Company’s consolidated federal income tax returns for 2003 and 2002 have been examined by the IRS and there have been no material changes in the tax liability for those years. See income taxes payable, below.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.2 million, or 18.3%, to $0.9 million as of December 31, 2008, compared with $1.0 million as of December 31, 2007.  The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased $0.6 million, or 22.2%, to $2.3 million as of December 31, 2008, compared with $2.9 million as of December 31, 2007. Major components of other assets are as follows:

	December 31, 2008	December 31, 2007
Accrued interest income receivable	$242,906	$1,429,844
Notes receivable	703,109	807,275
Prepaid expenses	747,930	547,542
Insurance Receivables	282,000	-
Other	295,894	133,639
Total	$2,271,839	$2,918,300

Unpaid Losses and LAE

Unpaid losses and LAE increased $5.1 million, or 8.5%, to $64.8 million as of December 31, 2008, compared with $59.7 million as of December 31, 2007. The increase in unpaid losses and LAE relates primarily to our loss reserve strengthening relative to the commercial general liability and property lines of business. The composition of unpaid loss and LAE by product line is as follows:

	December 31, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$8,030,680	$19,687,271	$27,717,951	$7,775,769	$24,599,143	$32,374,912
Commercial General Liability	7,530,756	27,303,049	34,833,805	5,414,633	17,870,404	23,285,037
Automobile	666,921	1,563,809	2,230,730	530,308	3,494,533	4,024,841
Total	$16,228,357	$48,554,129	$64,782,486	$13,720,710	$45,964,080	$59,684,790

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums decreased $15.9 million, or 28.2%, to $40.5 million as of December 31, 2008, compared with $56.4 million as of December 31, 2007.  The decrease was due to a $13.1 million decrease in unearned homeowners’ insurance premiums, a $4.0 million decrease in unearned commercial general liability premiums, a $1.7 million increase in Federal Flood unearned premiums and a $0.4 million decrease in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Conversely, in periods of increased written premium on a rolling twelve-month basis, unearned premium generally would be expected to rise. Competition could continue to negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $1.1 million, or 38.4%, to $1.7 million as of December 31, 2008, compared with $2.8 million as of December 31, 2007. Premium deposits are monies received on policies not yet in force as of December 31, 2008.

Bank Overdraft

Bank overdraft remained unchanged at $8.7 million as of December 31, 2008, compared with December 31, 2007. The bank overdraft relates primarily to loss and LAE disbursements paid but not yet presented for payment by the policyholder or vendor. The balance relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Income Taxes Payable

Income taxes payable decreased to nothing as of December 31, 2008, compared with $4.2 million as of December 31, 2007.  The change is due to tax payment patterns in connection with our tax liabilities. See income taxes receivable, above.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.5 million, or 25.2%, to $1.5 million as of December 31, 2008, compared with $2.0 million as of December 31, 2007. In accordance with the provisions of SFAS No. 13, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.6 million, or 14.9%, to $3.7 million as of December 31, 2008, compared with $4.3 million as of December 31, 2007.   This decrease is due to our cash management efforts and timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Gross Premiums Written

Gross premiums written decreased $45.3 million, or 33.9%, to $88.2 million for the year ended December 31, 2008 (“2008”), compared with $133.6 million for year ended December 31, 2007 (“2007”).  The following table denotes gross premiums written by major product line.

	Years Ended December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$60,708,773	68.79%	$99,502,479	74.48%
Commercial General Liability	23,789,581	26.96%	32,221,551	24.12%
Federal Flood	3,262,719	3.70%	-	0.00%
Automobile	486,908	0.55%	1,867,304	1.40%
Gross written premiums	$88,247,981	100.00%	$133,591,334	100.00%

The Company’s sale of homeowners’ policies decreased $38.8 million, or 39.0% to $60.7 million in 2008, compared with $99.5 million in 2007. The significant erosion is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We do not intend to compete with others solely based on pricing. We will continue to market our property insurance product in territories in Florida where our rates are competitive.

The Company experienced a decrease in homeowners’ gross premiums written in 2008 primarily because of the effects of state mandated homeowner’s rates reduction and wind mitigation discounts.

As previously discussed, a rate decrease required by the Florida Legislature resulted in a rate decrease averaging 15.2% statewide on homeowners' policies that was integrated into our rates on June 1, 2007. The effect of this rate decrease on existing policies and the corresponding premium decrease in direct written premium was fully recognized in policies by May 31, 2008. In addition, a rate decrease of 11.3% statewide for homeowners' policies was approved by the Florida OIR and implemented with an effective date of May 1, 2008 for new business and June 1, 2008 for renewal business for the homeowners' program. The effect of this rate decrease is flowing through the Company’s book of business such that a full impact of the premium decreases on direct written premium should be realized by April 2009 for the homeowners' program. These rate decreases have had an adverse effect on premium volume.

In addition, we implemented higher premium discounts in response to wind mitigation efforts by policyholders.  Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on premium.  As of December 31, 2007, 30.0% of our homeowners’ policyholders were receiving wind mitigation credits totaling $2.0 million, (a 2.0% reduction of in-force premium), while 50.0% of our homeowners’ policyholders were receiving wind mitigation credits totaling $17.0 million, (a 27.6% reduction of in-force premium), at December 31, 2008.

Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions.

 The Company’s sale of commercial general liability policies decreased by $8.4 million to $23.8 million in 2008, compared with $32.2 million in 2007. This decrease is due to increased competition in the commercial general liability market. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$117	0.49%	$26	0.08%
Arkansas	12	0.05%	-	0.00%
California	269	1.13%	23	0.07%
Florida	16,011	67.30%	21,192	65.77%
Georgia	568	2.39%	1,023	3.17%
Kentucky	1	0.00%	8	0.03%
Louisiana	4,481	18.84%	5,595	17.36%
Maryland	2	0.01%	-	0.00%
South Carolina	70	0.29%	182	0.57%
Texas	2,252	9.47%	4,127	12.81%
Virginia	7	0.03%	46	0.14%
Total	$23,790	100.00%	$32,222	100.00%

The Company’s sale of auto insurance policies decreased by $1.4 million, or 73.9%, to $0.5 million in 2008, compared with $1.9 million in 2007. American Vehicle markets automobile insurance in Florida only to its existing policyholders by offering to renew the existing policy.  Federated National markets its automobile insurance in Florida to both existing and new policyholders.

Gross Premiums Ceded

Gross premiums ceded decreased $10.0 million, or 22.4%, to $34.6 million in 2008, compared with $44.6 million in 2007.

(Decrease) Increase in Prepaid Reinsurance Premiums

The (decrease) increase in prepaid reinsurance premiums was ($4.5) million in 2008, compared with ($11.3) million in 2007. The change in this account is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

Decrease (Increase) in Unearned Premiums

The decrease (increase) in unearned premiums was $15.9 million in 2008, compared with $21.4 million in 2007. The change was due to a $13.1 million decrease in unearned homeowners’ insurance premiums, a $4.0 million decrease in unearned commercial general liability premiums, a $1.7 million increase in Federal Flood unearned premiums and a $0.4 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $34.1 million, or 34.4%, to $65.1 million in 2008, compared with $99.2 million in 2007. The following table denotes net premiums earned by major product line.

	Years Ended December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
Homeowners'	$36,414,360	55.91%	$63,121,360	63.62%
Commercial General Liability	27,784,365	42.66%	32,738,178	32.99%
Federal Flood	-	0.00%	-	0.00%
Automobile	930,946	1.43%	3,364,583	3.39%

Net premiums earned	$65,129,671	100.00%	$99,224,121	100.00%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commission Income

Commission income decreased $5.6 million, to $1.6 million in 2008, compared with $7.2 million in 2007. The 2008 commission income is primarily in connection with our reinsurance treaties.

The recurring components of our 2007 commission income totaled $1.4 million. Non-reoccurring components of our 2007 commission income totaled $5.8 million stemming from two separate events. First and pursuant to provisions contained in the three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty, we reported approximately $2.8 million in 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $3.0 million in connection with our participation in a Citizens take out program which we began in 2004, wherein the commission was earned by us upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $0.2 million, or 35.7%, to $0.4 million in 2008, compared with $0.5 million in 2007. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.3 million, or 14.2%, to $1.7 million in 2008, compared with $2.0 million in 2007.

Net Investment Income

Net investment income decreased $1.6 million, or 20.2%, to $6.4 million in 2008, compared with $8.0 million in 2007. Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, increased $2.4 million, to $3.1 million in 2008, compared with $0.7 million in 2007. Net investment income on U.S. government bonds decreased $3.6 million, to $0.9 million in 2008, compared with $4.5 million in 2007.

Affecting our net investment income was a decrease in funds available for investment and a decrease in the overall yield to 4.11% in 2008 compared with a yield of 5.28% in 2007.

Net Realized Investment Losses

Net realized investment losses were $10.6 million in 2008, compared with $0.1 million in 2007. The table below depicts the net realized investment losses by investment category in 2008 as compared with the same period during 2007.

 In 2008 we marked certain equity investments to market value pursuant to guidelines prescribed in SFAS No. 115. In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. The pretax charge to operations was approximately $9.9 million in connection with our estimates of the net realizable value of these investments. A significant number of these investments were subsequently sold in 2008, and we recognized an additional pretax charge to operations of $0.2 million.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2008	2007
Realized gains:
Fixed securities	$769,738	$17,587
Equity securities	544,440	2,115,461
Total realized gains	1,314,178	2,133,048

Realized losses:
Fixed securities	(854,004)	(384)
Equity securities	(11,052,944)	(2,278,083)
Total realized losses	(11,906,948)	(2,278,467)

Net realized (losses) on investments	$(10,592,770)	$(145,419)

Regulatory Assessments Recovered

Regulatory Assessments Recovered increased $0.4 million, or 27.2%, to $2.1 million in 2008, compared with $1.7 million in 2007.

Other Income

Other income increased less than $0.1 million, or 2.1%, to $0.7 million in 2008, compared with $0.6 million in 2007. Major components of other income in 2008 included approximately $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million of rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $5.8 million, or 12.1%, to $41.9 million in 2008, compared with $47.6 million in 2007. The overall change includes a $1.0 million decrease in our homeowners’ program, a $2.2 million increase in our commercial general liability program and a $7.0 million decrease in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows:

	December 31, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
Homeowners'	$8,030,680	$19,687,271	$27,717,951	$7,775,769	$24,599,143	$32,374,912
Commercial General Liability	7,530,756	27,303,049	34,833,805	5,414,633	17,870,404	23,285,037
Automobile	666,921	1,563,809	2,230,730	530,308	3,494,533	4,024,841
Total	$16,228,357	$48,554,129	$64,782,486	$13,720,710	$45,964,080	$59,684,790

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $5.1 million in 2008.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio in 2008 was 64.3% compared with 48.0% for the same period in 2007. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2008	2007
Homeowners'	56.2%	37.4%
Commercial General Liability	77.0%	58.9%
Automobile	1.8%	140.0%
All lines	64.3%	48.0%
For further discussion, see Footnote 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $5.6 million, or 44.0%, to $7.1 million in 2008, compared with $12.7 million in 2007.  The change is primarily due to a $2.9 million decrease in fees paid to boards, bureaus and associations, a $1.8 million decrease in premium taxes and a $1.2 million decrease in bad debts.

Salaries and Wages

Salaries and wages increased $0.7 million, or 10.3%, to $7.4 million in 2008, compared with $6.7 million in 2007. In 2008, we had a $0.3 million severance payment. The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R Share Based Payment (“SFAS No. 123R”), was approximately $0.5 million in 2008 compared with approximately $0.6 million in 2007.

Interest Expense

Interest expense decreased $0.2 million to nothing in 2008, compared with $0.2 million in 2007. The decrease results from the repayment of our subordinated debt on September 30, 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $4.7 million, or 24.0%, to $14.8 million in 2008, compared with $19.4 million in 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The recent decreased production volume for both the homeowners’ and commercial general liability product lines is the reason for the decrease in this asset.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $1.3 million in 2008, compared with an income tax expense of $11.2 million in 2007.  The effective rate for income taxes was 34.8% in 2008, compared with 34.5% in 2007.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss in 2008 was $2.5 million compared with net income of $21.3 million in 2007.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Gross Premiums Written

Gross premiums written decreased $19.1 million, or 12.5%, to $133.6 million for the year ended December 31, 2007 (“2007”), compared with $152.7 million for the year ended December 31, 2006 (“2006”).  The following table denotes gross premiums written by major product line.

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

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state:

	Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$26	0.08%	$-	0.00%
Arkansas	-	0.00%	-	0.00%
California	23	0.07%	-	0.00%
Florida	21,192	65.79%	22,965	71.29%
Georgia	1,023	3.17%	1,805	5.60%
Kentucky	8	0.02%	9	0.03%
Louisiana	5,595	17.36%	5,743	17.83%
Maryland	-	0.00%	-	0.00%
South Carolina	182	0.56%	77	0.24%
Texas	4,127	12.81%	1,604	4.98%
Virginia	46	0.14%	10	0.03%
Total	$32,222	100.00%	$32,213	100.00%

The Company’s sale of homeowners’ policies decreased $14.9 million, or 13.0% to $99.5 million in 2007, compared with $114.4 million in 2006. The decrease is primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that the competition in this market is based primarily on pricing insurance products at rates that do not reflect current economic conditions. We do not intend to compete with others solely on the basis of pricing mechanisms. Where our rates are competitive (and there are territories in Florida that so exist) we will continue to market our property insurance product.

The Company’s sale of auto insurance policies decreased by $4.2 million, or 69.2%, to $1.9 million in 2007, compared with $6.1 million in 2006.

Gross Premiums Ceded

Gross premiums ceded decreased $23.0 million, or 34.0%, to $44.6 million in 2007, compared with $67.5 million in 2006.

(Decrease) Increase in Prepaid Reinsurance Premiums

The (decrease) increase in prepaid reinsurance premiums was ($11.3) million in 2007, compared with $20.2 million in 2006. The change in this account is primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Decrease (Increase) in Unearned Premiums

The decrease (increase) in unearned premiums was $21.4 million in 2007, compared with ($16.0) million in 2006. The change was due to a $19.4 million decrease in unearned homeowners’ insurance premiums, a $0.5 million decrease in unearned commercial general liability premiums, and a $1.5 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned increased $9.9 million, or 11.1%, to $99.2 million in 2007, compared with $89.3 million in 2006. The following table denotes net premiums earned by major product line.

	Years Ended December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Homeowners'	$63,121,360	63.62%	$48,206,614	53.95%
Commercial General Liability	32,738,178	32.99%	27,658,007	30.96%
Automobile	3,364,583	3.39%	13,483,633	15.09%

Net premiums earned	$99,224,121	100.00%	$89,348,254	100.00%

As noted above, the Company’s efforts to expand its commercial general liability lines of insurance products is coming to fruition, as reflected by increased net premiums earned of $5.1 million, or 18.4 % to $32.7 million in 2007, compared with $27.7 million in 2006.

Commission Income

Commission income increased $5.5 million, to $7.2 million in 2007, compared with $1.7 million in 2006. Recurring components of our commission income totaled $1.4 million. Non-reoccurring components of our commission income totaled $5.8 million stemming from two separate events. First and pursuant to provisions contained in the three-year reinsurance treaties, we were afforded the right to cancel the remaining two years and be entitled to receive a no loss experience commission. In connection with this treaty, we reported approximately $2.8 million in 2007. The second non-reoccurring operating event was in connection with commission income totaling approximately $3.0 million in connection with our participation in a Citizens take out program in 2004, wherein the commission was earned by us upon the successful retention of the policyholder for thirty-six months.

Finance Revenue

Finance revenue decreased $1.1 million, or 67.7%, to $0.5 million in 2007, compared with $1.7 million in 2006. The change is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.6 million, or 22.5%, to $2.0 million in 2007, compared with $2.6 million in 2006.

Net Investment Income

Net investment income increased $2.0 million, or 34.2%, to $8.0 million in 2007, compared with $5.9 million in 2006. The increase in investment income is primarily a result of the additional amounts of invested assets. Also affecting our net investment income was an increase in overall yield to 6.10 % in 2007 compared with a yield of 5.28 % in 2006.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains were ($0.1) million in 2007, compared with $1.1 in 2006. The table below depicts (losses) gains by investment category.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2007	2006

Realized gains:
Fixed income securities	$17,587	$151
Equity securities	2,115,461	1,471,307
Total realized gains	2,133,048	1,471,458

Realized losses:
Fixed income securities	(384)	(66,722)
Equity securities	(2,278,083)	(341,874)
Total realized losses	(2,278,467)	(408,596)

Net realized (losses) gains on investments	$(145,419)	$1,062,862

Regulatory Assessments Recovered

Regulatory assessments recovered increased $1.5 million to $1.7 million in 2007, compared with $0.1 million in 2006.

Other Income

Other income decreased $0.8 million, or 55.7%, to $0.6 million in 2007, compared with $1.4 million in 2006. Major components of other income in 2007 included approximately $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million of rental income, interest income and miscellaneous income.

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

Loss and LAE increased by $3.2 million, or 7.3%, to $47.6 million in 2007, compared with $44.4 million in 2006. The increase includes $1.2 million adverse development associated with the 2004 hurricanes.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects no impact to operations in 2007 from the four hurricanes that occurred in July, August, September and October of 2005.

	Claim	Gross	Reinsurance	Net
2005 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Dennis (July 10)	-	$-	$-	$-
Katrina (August 25)	4	0.1	0.1	-
Rita (September 20)	-	-	-	-
Wilma (October 24)	205	20.5	20.5	-

Total Loss Estimate	209	$20.6	$20.6	$-

The following table reflects the changes in 2007 in connection with the four hurricanes that occurred in August and September of 2004. A charge of $1.2 million occurred in 2007 in connection with these storms.

	Claim	Gross	Reinsurance	Net
2004 Hurricanes	Count	Losses	Recoveries	Losses
		(Dollars in millions)

Charley (August 13)	1	$2.2	$2.2	$-
Frances (September 3)	-	0.8	0.8	-
Ivan (September 14)	-	1.0	-	1.0
Jeanne (September 25)	1	0.2	-	0.2

Total Loss Estimate	2	$4.2	$3.0	$1.2

Our loss ratio, as determined in accordance with GAAP, in 2007 was 48.0%, compared with 49.7% in 2006. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2007	2006
Homeowners'	37.4%	46.70%
Commercial General Liability	58.9%	38.20%
Automobile	140.0%	84.40%
All lines	48.0%	49.70%

For further discussion, see Footnote 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.5 million, or 3.6%, to $12.7 million in 2007, compared with $13.2 million in 2006.  The change is primarily due to a $2.3 million aggregate decrease in fees paid to boards, bureaus and associations, bad debts, real estate taxes, motor vehicle reports, telephone, temporary employment, postage and bank fees, offset by a $1.8 million aggregate increase in legal fees, building rent, premium taxes, consulting fees, licensing, accounting fees and a one time settlement payment to State National.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 4.0%, to $6.7 million in 2007, compared with $7.0 million in 2006.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense decreased $0.5 million, or 73.6%, to $0.2 million in 2007, compared with $0.7 million in 2006. The decrease results from our subordinated debt retirement on September 30, 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $2.0 million, or 11.6%, to $19.4 million in 2007, compared with $17.4 million in 2006. The increase is primarily in connection with a more generous commission structure during 2007. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense increased $3.8 million, or 51.8%, to $11.2 million in 2007, compared with $7.4 million in 2006.  The effective rate for income tax expense is 34.5% in 2007, compared with 34.7% in 2006.

Net Income

As a result of the foregoing, the Company’s net income in 2007 was $21.3 million compared with net income of $13.9 million in 2006.

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2008 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2009	2010	2011	2012	Thereafter
Unpaid Losses and LAE	$64,782	$38,455	$15,489	$7,126	$2,488	$1,224
Operating leases	1,913	625	638	650	-	-
Total	$66,696	$39,080	$16,127	$7,776	$2,488	$1,224

LIQUIDITY AND CAPITAL RESOURCES

In 2008, our primary sources of capital were revenues generated from operations, including decreased reinsurance recoverable, net, increased unpaid losses and LAE, decreased prepaid reinsurance premiums, decreased policy acquisition costs, net of amortization, non-cash compensation, depreciation and amortization, decreased premiums receivable, decreased premium finance contracts receivable, provision for uncollectible premiums receivable and decreased other assets. Also contributing to our liquidity were proceeds from the sale of investment securities and exercised employee stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

In 2008, operations used net operating cash flow of $22.3 million, as compared with provided $32.8 million and $27.5 million in 2007 and 2006, respectively.

In 2008, operations generated $18.0 million of gross cash flow, due to a $6.1 million decrease in reinsurance recoverable, net, a $5.1 million increase in unpaid losses and LAE, a $2.9 million decrease in prepaid reinsurance premiums, a $2.4 million decrease in policy acquisition costs, net of amortization, $0.4 million of non-cash compensation, $0.3 million of depreciation and amortization, a $0.3 million decrease in premiums receivable, a $0.2 million decrease in premium finance contracts receivable, $0.2 million in the provision for uncollectible premiums receivable and a $0.1 million decrease in other assets.

In 2008, operations used $40.3 million of gross cash flow primarily due to a $15.9 million decrease in unearned premiums, $10.6 million of net realized investment losses, a $4.2 million decrease in income taxes payable and a $2.9 million increase in deferred income tax expense. Additional operational uses of cash include a $2.3 million increase in income taxes recoverable, a $1.1 million decrease in premium deposits and customer credit balances, a $0.6 million decrease in accounts payable and accrued expenses, $0.2 million of amortization of investment discount, all in conjunction with a net loss of $2.5 million.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2008, net investing activities provided $128.7 million, as compared with used $19.0 million and $19.7 million in 2007 and 2006, respectively. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2008, investing activities generated $156.7 million and used $28.0 million from the maturity several times over of our very short municipal portfolio.

In 2008, net financing activities used $4.3 million, as compared with used $9.2 million and provided $4.1 million in 2007 and 2006, respectively. In 2008, the sources of cash in connection with financing activities included $1.3 million of exercised stock options and a $0.2 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $5.7 million in dividends paid and $0.1 million for the purchase of treasury stock.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2008 were approximately $31.5 million and $25.1 million, respectively, and their statutory net losses in 2008 were $2.2 million and $2.4 million, respectively.

As of December 31, 2008, 2007, and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2008

	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$18,606	$15,459	$16,249	$14,816
Other revenue	1,436	(32)	(283)	1,106
Total revenue	20,042	15,427	15,966	15,922

Expenses:
Losses and LAE	7,874	12,493	9,888	11,613
Other expenses	7,150	7,024	7,927	7,189
Total expenses	15,024	19,517	17,815	18,803

Income (loss) before provision for income tax expense (benefit)	5,018	(4,090)	(1,849)	(2,881)
Provision for income tax expense (benefit)	709	(1,590)	(336)	(107)

Net income (loss)	$4,309	$(2,500)	$(1,513)	$(2,774)

Basic net income (loss) per share	$0.54	$(0.31)	$(0.19)	$(0.35)

Fully diluted net income (loss) per share	$0.54	$(0.31)	$(0.19)	$(0.35)

Weighted average number of common shares outstanding	7,913	7,974	8,014	8,014

Weighted average number of common shares outstanding (assuming dilution)	7,960	7,974	8,014	8,014

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2007

	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$22,373	$24,814	$27,181	$24,856
Other revenue	3,212	9,679	2,390	4,627
Total revenue	25,585	34,493	29,571	29,483

Expenses:
Losses and LAE	14,103	9,658	14,850	9,009
Other expenses	10,215	9,802	11,066	7,925
Total expenses	24,318	19,460	25,916	16,934

Income (loss) before provision (benefit) for income tax expense	1,267	15,033	3,656	12,549

Provision (benefit) for income tax expense	425	4,555	1,787	4,459

Net income (loss)	$843	$10,478	$1,869	$8,090

Basic net income (loss) per share	$0.11	$1.32	$0.24	$1.02

Fully diluted net income (loss) per share	$0.10	$1.31	$0.24	$1.01

Weighted average number of common shares outstanding	7,958	7,931	7,892	7,913

Weighted average number of common shares outstanding (assuming dilution)	8,187	8,015	7,948	7,988

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2008 and 2007, there were no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2008, approximately 98% of investments were in fixed income securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 41% of the fixed maturities are considered available for sale and are marked to market. We may in the future consider additional fixed maturities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

Interest on fixed maturities	$4,840	$6,552	$4,618
Dividends on equity securities	770	565	623
Interest on short-term securities	1,072	691	737
Other	(222)	230	-
Total investment income	6,460	8,038	5,978
Investment expense	(106)	(74)	(45)
Net investment income	$6,354	$7,964	$5,933

Net realized (loss) gain	$(10,593)	$(145)	$1,063

The following table summarizes, by type, our investments as of December 31, 2008 and 2007

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Fixed maturities, at market:
U.S. government agencies and authorities	$4,544	17.43%	$61,308	45.01%
Obligations of states and political subdivisions	5,331	20.45%	17,777	13.05%
Corporate securities	13,050	50.07%	40,609	29.81%
Total fixed maturities	22,925	87.95%	119,694	87.87%
Equity securities, at market	3,140	12.05%	16,530	12.13%
Total investments	$26,065	100.00%	$136,224	100.00%

21st Century Holding Company

Fixed maturities are carried on the balance sheet at market. At December 31, 2008 and 2007, fixed maturities had the following quality ratings by Moody's and for securities not assigned a rating by Moody's, Standard and Poor's Company ratings were used:

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$15,180	66.22%	$111,795	93.40%
AA	5,732	25.00%	2,819	2.36%
A	151	0.66%	1,889	1.58%
BBB	1,862	8.12%	2,713	2.26%
BB++	-	0.00%	478	0.40%
Not rated	-	0.00%	-	0.00%
	$22,925	100.00%	$119,694	100.00%

The following table summarizes, by maturity, the fixed maturities as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$2,388	10.42%	$29,925	25.00%
One year to five years	9,850	42.97%	38,363	32.05%
Five years to 10 years	1,037	4.52%	16,400	13.70%
More than 10 years	9,650	42.09%	35,006	29.25%
Total fixed maturities	$22,925	100.00%	$119,694	100.00%

At December 31, 2008, the weighted average maturity of the fixed maturities portfolio was approximately 6.0 years.

The following table provides information about the financial instruments as of December 31, 2008 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values:

								Carrying
	2009	2010	2011	2012	2013	Thereafter	Total	Amount

Principal amount by expected maturity:
U.S. government agencies and authorities	$400	$-	$-	$4,000	$2,000	$60	$6,460	$4,544
Obligations of states and political subdivisions	1,465	-	760	910	500	1,775	5,410	5,331
Corporate securities	500	2,150	-	250	1,250	10,102	14,252	13,050
Collateralized mortgage obligations	-	-	-	-	-	-	-	-
Equity securities, at market	-	-	-	-	-	-	-	3,140
Mortgage notes receivable	-	-	-	-	-	-	-	-
All investments	$2,365	$2,150	$760	$5,160	$3,750	$11,937	$26,122	$26,065

Weighted average interest rate by expected maturity:
U.S. government agencies and authorities	3.38%	0.00%	0.00%	4.38%	3.88%	7.25%	4.19%
Obligations of states and political subdivisions	4.71%	0.00%	3.90%	3.73%	3.90%	5.09%	4.48%
Corporate securities	7.57%	5.13%	0.00%	6.00%	6.56%	5.79%	5.83%
Collateralized mortgage obligations	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage notes receivable	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.09%	5.13%	0.00%	4.34%	4.78%	5.70%	5.14%

21st Century Holding Company

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Accounting Firm	69
Consolidated Balance Sheets
as of December 31, 2008 and 2007	70
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007 and 2006	71
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the years ended December 31, 2008, 2007 and 2006	72
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006	73
Notes to Consolidated Financial Statements	75

21st Century Holding Company and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying balance sheets of 21st Century Holding Company as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited 21st Century Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 21st Century Holding Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Certification Report included in the Company’s 2008 Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 21st Century Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ De Meo Young McGrath
Boca Raton, FL

March 13, 2009

21st Century Holding Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	Period Ending
	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$9,429	$99,484
Fixed maturities, held to maturity, at amoritized cost	13,496	20,210
Equity securities, available for sale, at fair value	3,140	16,530

Total investments	26,065	136,224

Cash and short term investments	124,577	22,524
Receivable for investments sold	-	6,420
Finance contracts, net of allowance for credit losses of $26 in 2008 and $38 in
2007, and net of unearned finance charges of $7 in 2008 and $15 in 2007	201	420
Prepaid reinsurance premiums	5,537	8,471
Premiums receivable, net of allowance for credit losses of $122 and $288, respectively	3,353	3,797
Reinsurance recoverable, net of allowance for credit losses of $226 and $0, respectively	16,887	22,942
Deferred policy acquisition costs	6,558	8,958
Deferred income taxes, net	8,530	5,640
Income taxes receivable	2,275	-
Property, plant and equipment, net	855	1,046
Other assets	2,272	2,918

Total assets	$197,109	$219,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$64,782	$59,685
Unearned premiums	40,508	56,394
Premiums deposits and customer credit balances	1,700	2,761
Bank overdraft	8,694	8,695
Income taxes payable	-	4,226
Deferred gain from sale of property	1,495	1,998
Accounts payable and accrued expenses	3,699	4,346

Total liabilities	120,878	138,104

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 8,013,894 and 7,871,234, respectively. Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding.	80	79
Additional paid-in capital	49,979	48,240
Accumulated other comprehensive (deficit)	(1,187)	(2,596)
Retained earnings	27,359	35,534
Total shareholders' equity	76,231	81,257
Total liabilities and shareholders' equity	$197,109	$219,361

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Twelve Months Ended December 31,
	2008	2007	2006
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$88,248	$133,591	$152,665
Gross premiums ceded	(34,553)	(44,551)	(67,520)

Net premiums written	53,695	89,041	85,145

(Decrease) Increase in prepaid reinsurance premiums	(4,451)	(11,251)	20,193
Decrease (Increase) in unearned premiums	15,886	21,435	(15,990)

Net change in prepaid reinsurance premiums and unearned premiums	11,435	10,184	4,203

Net premiums earned	65,130	99,224	89,348
Commission income	1,612	7,214	1,679
Finance revenue	350	545	1,686
Managing general agent fees	1,745	2,035	2,625
Net investment income	6,354	7,964	5,933
Net realized investment (losses) gains	(10,593)	(145)	1,063
Regulatory assessments recovered	2,104	1,655	132
Other income	654	641	1,449

Total revenue	67,357	119,132	103,915

Expenses:
Losses and LAE	41,868	47,619	44,400
Operating and underwriting expenses	7,102	12,684	13,160
Salaries and wages	7,428	6,732	7,011
Interest expense	-	173	656
Policy acquisition costs, net of amortization	14,760	19,420	17,395

Total expenses	71,159	86,627	82,622

(Loss) Income before provision for income tax (benefit) expense	(3,802)	32,505	21,293
Provision for income tax (benefit) expense	(1,324)	11,226	7,396

Net (loss) income	$(2,478)	$21,280	$13,896

Basic net (loss) income per share	$(0.31)	$2.69	$1.84

Fully diluted net (loss) income per share	$(0.31)	$2.65	$1.72

Weighted average number of common shares outstanding	7,979,436	7,922,542	7,537,550

Weighted average number of common shares outstanding (assuming dilution)	7,979,436	8,030,205	8,085,722

Dividends paid per share	$0.72	$0.72	$0.48

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Accumulated
			Additional	Other		Total
	Comprehensive	Common	Paid-in	Comprehensive	Retained	Shareholder's
	Income	Stock	Capital	Deficit	Earnings	Equity
		(Dollars in Thousands)

Balance as of December 31, 2005		$68	$31,832	$(1,537)	$10,405	$40,767

Net Income	$13,896				$13,896	$13,896
Cash Dividends					(4,290)	(4,290)
Stock issued in lieu of cash payment for principal and interest associated with our notes		$1	$1,794			1,795
Treasury stock acquired		(1)	(2,000)			(2,001)
Stock options exercised		3	2,596			2,600
Warrants exercised		8	10,661			10,669
Shares based compensation			2,187			2,187
Net unrealized change in investments, net of tax effect of $344	570			$570		570
Comprehensive income	$14,466

Balance as of December 31, 2006		$79	$47,070	$(967)	$20,011	$66,193

Net Income	$21,280				$21,280	$21,280
Cash Dividends					(5,757)	(5,757)
Stock issued in lieu of cash payment for principal and interest associated with our notes		$1	$2,192			2,193
Treasury stock acquired		(3)	(3,819)			(3,823)
Stock options exercised			176			176
Warrants exercised		2	2,033			2,035
Shares based compensation			589			589
Net unrealized change in investments, net of tax effect of $927	(1,629)			$(1,629)		(1,629)
Comprehensive income	$19,651

Balance as of December 31, 2007		$79	$48,240	$(2,596)	$35,534	$81,256

Net (Loss)	$(2,478)				$(2,478)	$(2,478)
Cash Dividends					(5,697)	(5,697)
Treasury stock acquired			$(144)			(144)
Stock options exercised		$1	1,335			1,337
Warrants exercised
Shares based compensation			547			547
Net unrealized change in investments, net of tax effect of $794,350	1,409			$1,409		1,409
Comprehensive income	$(1,069)

Balance as of December 31, 2008		$80	$49,979	$(1,187)	$27,359	$76,231
See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(2,478)	$21,280	$13,896
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization of investment (discount), net	(223)	(360)	(297)
Depreciation and amortization of property plant and equipment, net	290	317	342
Net realized investment (losses) gains	(10,593)	(188)	1,063
Gain on sale of assets	-	-	(578)
Common Stock issued for interest on Notes	-	109	128
(Recovery) Provision for credit losses, net	(2)	(31)	14
Provision (Recovery) for uncollectible premiums receivable	157	222	(102)
Non-cash compensation	365	405	539
Changes in operating assets and liabilities:
Premiums receivable	287	3,203	386
Prepaid reinsurance premiums	2,934	5,990	(26,793)
Reinsurance recoverable, net	6,055	(2,712)	140,912
Income taxes recoverable	(2,275)	787	(787)
Deferred income tax expense	(2,890)	(2,030)	(906)
Deffered gain on sale of assets	-	-	(2,366)
Policy acquisition costs, net of amortization	2,400	2,195	(1,970)
Premium finance contracts receivable	222	1,442	5,467
Other assets	144	1,169	2,491
Unpaid losses and LAE	5,098	20,069	(114,423)
Unearned premiums	(15,886)	(21,435)	15,990
Premium deposits and customer credit balances	(1,061)	(1,032)	1,648
Funds held under reinsurance treaties	-	-	(1,545)
Income taxes payable	(4,226)	4,226	(3,020)
Bank overdraft	(1)	588	(4,130)
Accounts payable and accrued expenses	(646)	(1,379)	1,557
Net cash (used) provided by operating activities	(22,330)	32,834	27,517
Cash flow provided by (used) investing activities:
Proceeds from sale of investment securities available for sale	156,674	195,812	271,265
Purchases of investment securities available for sale	(27,870)	(214,733)	(296,209)
Purchases of property and equipment	(99)	(67)	(400)
Proceeds from sale of assets	-	-	5,607
Net cash provided by (used) in investing activities	128,705	(18,988)	(19,736)
Cash flow (used) provided by financing activities:
Subordinated Debt	-	(2,083)	(4,375)
Exercised stock options	1,337	177	2,600
Dividends paid	(5,697)	(5,758)	(4,290)
Exercised warrants, net	-	2,035	10,669
Acquisition of Common Stock	(144)	(3,823)	(2,001)
Tax benefit related to non-cash compensation	182	214	1,648
Revolving credit outstanding	-	-	(187)
Net cash (used) provided by financing activities	(4,322)	(9,239)	4,064
Net increase in cash and short term investments	102,053	4,608	11,845
Cash and short term investments at beginning of period	22,524	17,917	6,071
Cash and short term investments at end of period	$124,577	$22,524	$17,917

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	For the Years Ended December 31,
(continued)	2008	2007	2006
	(Dollars in Thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$44	$339
Income taxes	$8,800	$7,300	$7,425
Non-cash investing and finance activities:
Accrued dividends payable	$1,443	$1,475	$1,444
Retirement of subordinated debt by Common Stock issuance	$-	$2,193	$1,667
Stock issued to pay interest on subordinated debt	$-	$109	$128

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite fire, allied lines, homeowners’ property and casualty insurance, commercial general liability insurance, commercial multi peril, inland marine, personal automobile insurance and commercial automobile insurance in various states with various lines of authority through our wholly owned subsidiaries, Federated National and American Vehicle. We market and distribute our own and third-party insurers’ products and our other services primarily in Florida, through contractual relationships with a network of approximately 1,500 independent agents and a select number of general agents.

The insurable events during 2008, 2007 and 2006 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2008, 2007 and 2006 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our automobile claims generally will exceed commercial general liability and homeowners’ claims with respect to frequency of claimant activity; however the per-claim severity in connection with our commercial general liability and homeowner lines would be expected to exceed the automobile line. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

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

Federated National is authorized to underwrite fire, allied lines, personal automobile, homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite commercial multi peril, inland marine and personal and commercial automobile insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in fifteen states, of which eleven states had ongoing operations in 2008, as either an admitted or non-admitted carrier. American Vehicle will continue its expansion of commercial general liability insurance into new states.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The table below denotes American Vehicle’s authority, by state.

States	Admitted carrier	Non- admitted carrier
Alabama	✓
Arkansas		✓
California		✓
Florida	✓
Georgia		✓
Kentucky		✓
Louisiana	✓
Maryland		✓
Missouri		✓
Nevada		✓
Oklahoma		✓
South Carolina		✓
Tennessee		✓
Texas	✓
Virginia		✓

During 2007 American Vehicle applied for and was granted, by the State of Florida in 2008, a license to underwrite commercial multiple peril and inland marine lines of business as an admitted carrier. We believe these new lines of authority will bode well with American Vehicle’s existing customers. Operations under American Vehicle’s newly granted lines of authority are expected to begin in 2009.

During 2008 Federated National applied for and was granted, by the State of Florida, a license to underwrite fire and allied lines insurance as an admitted carrier. Operations under Federated National’s newly granted allied lines began in 2008 as a cedant for the insurance policies it underwrites to the federal flood program. Operations under Federated National’s newly granted fire line of business is pending approval by the Florida OIR and is expected to begin operations in 2009.

In 2008, 68.8%, 27.0%, 3.7% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. In 2007, 74.5%, 24.1% and 1.4% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

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

Assurance MGA, a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products. In 2008, Assurance MGA became licensed in the states of Alabama, Arkansas, Georgia, Illinois, Mississippi, Missouri, Nevada, North Carolina, Texas and Virginia.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

(f) UNPAID LOSSES AND LAE

Unpaid losses and LAE are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such liabilities are determined based upon our assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and LAE and estimates of such amounts that are IBNR. Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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
December 31, 2008

(j) POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten.  These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2008, all reinsurance recoverables are considered current and deemed collectable, except for a particular reinsurer in connection with the 2005 – 2006 reinsurance treaties, for whom we have recorded a $0.2 million pretax valuation allowance.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) in a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS No. 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited.  The Company does not expect the impact of SFAS No. 142-3 Goodwill and Other Intangible Assets (“SFAS No. 142-3”) on its financial position, results of operations or cash flows to be material.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company does not utilize Derivative Instruments, and, accordingly the adoption of SFAS No. 161 for the year ended December 31, 2008 did not have an impact on our consolidated financial statements.

In February 2008, FASB issued FSP FASB 157-2, Effective Date of FASB No. 157 (“FSP FASB 157-2”).  FSP FASB 157-2, which was effective upon issuance and delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.  FSP FASB No. 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP.  We adopted SFAS No. 157 effective with the first interim period beginning after January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS No. 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.

In February 2007, FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The Company did not elect to measure any financial assets and liabilities with SFAS No. 159 fair value option, and accordingly, to date, there is no impact to our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement.  SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 has not had a material impact, to date, on our financial position or results of operations.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for years ending after December 15, 2006. The Company does not have a single-employer defined benefit postretirement plan, and accordingly, there is no impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB No. 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In June 2006, FASB issued FASB FIN 48 that clarifies the accounting for income tax reserves and contingencies recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted and concluded that the impact of FIN 48 will be minimal and includes a policy of classifying interest and penalties related to income tax as elements of income tax expense in the consolidated financial statements. As required by FIN 48, this change was done prospectively. Previously, penalties and interest were classified as operating and underwriting expenses.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125 (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. There was no impact on our consolidated financial statements with respect to the adoption of SFAS No. 155.

 (o) USE OF ESTIMATES

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
December 31, 2008

Risks Related to Our Business

•	Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

•
Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

•	We face a risk of non-collectibility of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

•	We may experience financial exposure from climate change.

•	Our loss reserves may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

•	Our revenues and operating performance may fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

•	Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

•	We may experience a loss due to the concentration of credit risk.

•	We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain.

•	Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

•	If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

•	We may require additional capital in the future which may not be available or only available on unfavorable terms.

•	Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

•	Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

•	Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

•	We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

•	We are named as a defendant in a securities class action lawsuit and a derivative lawsuit and it may have an adverse impact on our business.

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
December 31, 2008

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

•	Our success depends on our ability to accurately price the risks we underwrite.

•	Current operating resources are necessary to develop future new insurance products.

•	Our business strategy is to avoid competition based on price to the extent possible. This strategy, however, may result in the loss of business in the short term.

•	Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

Risks Related to an Investment in Our Shares

•	Our largest shareholders currently control approximately 8.6% of the voting power of our outstanding common stock, which could discourage potential acquirers and prevent changes in management.

•	We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

•	Our articles of incorporation, bylaws and Florida law may discourage takeover attempts and may result in entrenchment of management.

•	As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

•	We may not continue making dividend payments on our common stock.

 (q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2008 and 2007. Changes in interest rates subsequent to December 31, 2008 may affect the fair value of our investments. Refer to Footnote 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2008 and 2007 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable, accrued expenses and subordinated debt.

(r) STOCK OPTION PLANS

During the year ended December 31, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described later in Footnote 16, Stock Compensation Plans. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2008 and 2007 includes:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated, as not required to by the pronouncement.

 (s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2008.

(t) RECLASSIFICATIONS

Certain 2007 and 2006 financial statement amounts have been reclassified to conform to the 2008 presentations.

(u) GOODWILL AND INTANGIBLE ASSETS

During 2008, the Company purchased three intangible assets totaling $0.6 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), the accounting for these recognized intangible assets is based on their useful life to the Company. The useful life of these intangible assets is the period over which they are expected to contribute directly or indirectly to the future cash flows of the Company. These intangible assets have definite finite lives ranging from six to twelve months, and are amortized accordingly.

(3) INVESTMENTS

SFAS No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS No. 115 requires that these securities be classified into one of three categories, (a) held-to-maturity, (b) trading securities or (c) available-for-sale. Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for the sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income”. We did not hold any non-trading equity investment securities during 2008 or 2007.

Additional provisions contained in SFAS No. 115 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 48% of total investments as of December 31, 2008, compared with 85% as of December 31, 2007.  The investments held at December 31, 2008 and December 31, 2007 were comprised mainly of United States government and agency bonds, as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds, predominantly held in the financial and conglomerate industries. At December 31, 2008, approximately 89% of the equity holdings are in mutual funds and 11% are in equities related to the financial industry and insurance industry.

As of December 31, 2008 and 2007 we have classified $13.5 million and $20.2 million, respectively, of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure irrevocable letters of credit to facilitate business opportunities in connection with our commercial general liability program. During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. During January 2008 this letter of credit was reduced to $3.0 million.

In connection with our equity securities, we determined that certain securities qualified for other than temporary impairment status in 2008. In connection with this process we charged to operations a net realized investment loss that totaled approximately $9.9 million, net of an estimated provisional tax effect of approximately $3.7 million. Most of these investments were subsequently sold during the third and fourth quarter of the year, and, we recognized an additional $0.2 million loss, net of an estimated tax benefit of approximately $0.1 million.

As of December 31, 2008, the fair value of investments written down was $1.4 million; there were no impaired investments written down as of December 31, 2007 and 2006.

(a) FIXED MATURITIES AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Fixed maturities, at market:
U.S. government agencies and authorities	$4,544	17.43%	$61,308	45.01%
Obligations of states and political subdivisions	5,331	20.45%	17,777	13.05%
Corporate securities	13,050	50.07%	40,609	29.81%
Total fixed maturities	22,925	87.95%	119,694	87.87%
Equity securities, at market	3,140	12.05%	16,530	12.13%
Total investments	$26,065	100.00%	$136,224	100.00%

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The following table shows the realized (losses) gains for fixed and equity securities for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	2008	at Sale	2007	at Sale

Fixed income securities	$769,738	$64,258,393	$17,587	$28,999,444
Equity securities	544,440	8,744,897	2,115,461	27,337,819
Total realized gains	1,314,178	73,003,290	2,133,048	56,337,263

Fixed income securities	(854,004)	61,775,383	(384)	10,705,063
Equity securities	(11,052,944)	1,901,219	(2,278,083)	20,152,671
Total realized losses	(11,906,948)	63,676,602	(2,278,467)	30,857,734

Net realized (losses) gains on investments	$(10,592,770)	$136,679,892	$(145,419)	$87,194,997

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of fixed maturities and equity securities at December 31, 2008 and 2007 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Fixed Maturities - Available For Sale:
Obligations of states and political
subdivisions	$5,478,748	$65,708	$213,615	$5,330,841
Corporate securities	5,034,892	13,313	949,735	4,098,470
	$10,513,640	$79,021	$1,163,350	$9,429,311

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$4,544,322	$415,336	$-	$4,959,658
Corporate securities	8,951,825	1,205	3,197	8,949,833
	$13,496,147	$416,541	$3,197	$13,909,491

Equity securities - common stocks	$3,958,257	$-	$818,645	$3,139,612

December 31, 2007
Fixed Maturities - Available For Sale:
U.S. government and agency obligations	$42,168,621	$56,787	$125,762	$42,099,646
Obligations of states and political
subdivisions	17,277,199	67,082	68,788	17,275,493
Corporate securities	40,155,178	230,106	276,419	40,108,865
	$99,600,998	$353,975	$470,969	$99,484,004

Fixed Maturities - Held To Maturity:
U.S. government and agency obligations	$19,208,295	$74,313	$88,498	$19,194,110
Obligations of states and political
subdivisions	501,223	-	9,045	492,178
Corporate securities	500,000	2,700	11,210	491,490
	$20,209,518	$77,013	$108,753	$20,177,778

Equity securities - common stocks	$20,519,623	$18,440	$4,007,761	$16,530,302

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

Fixed maturities:	Unrealized net losses	Less than 12 months	12 months or longer
U.S. government obligations	$-	$-	$-
Obligations of states and political subdivisions	213,615	179,437	34,178
	213,615	179,437	34,178

Corporate securities:
Financial	670,820	98,220	572,600
Other	278,915	-	278,915
	949,735	98,220	851,515
Equity securities:
Common stocks	818,645	328,644	490,001

Total fixed, corporate and equity securities	$1,981,995	$606,301	$1,375,694

Below is a summary of fixed maturities at December 31, 2008 and 2007 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,378,867	$2,387,939	$30,034,570	$29,925,570
Due after one year through five years	10,401,726	9,849,790	37,218,008	38,350,186
Due after five years through ten years	1,008,936	1,037,490	16,399,262	16,412,262
Due after ten years	10,220,258	9,650,239	36,158,676	35,005,501

Total	$24,009,787	$22,925,458	$119,810,516	$119,693,519

United States Treasury Notes with a book value of $1,043,000 and $1,050,000, both maturing in 2012, were on deposit with the Florida OIR as of December 31, 2008, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

A summary of the sources of net investment income follows:

	Years Ended December 31,
	2008	2007	2006

Fixed maturities	$4,618,454	$6,191,238	$4,617,875
Equity securities	770,143	564,634	622,791
Cash and cash equivalents	1,071,833	691,156	736,980
Other	680	591,909	-
Total investment income	6,461,110	8,038,937	5,977,646
Less investment expenses	(107,026)	(74,493)	(44,963)

Net investment income	$6,354,084	$7,964,444	$5,932,683

Proceeds from sales of fixed maturities and equity securities in 2008, 2007 and 2006 were approximately $150.3 million, $202.2 million and $271.3 million, respectively.

A summary of realized investment (losses) gains and (increases) in net unrealized losses follows:

	Years Ended December 31,
	2008	2007	2006
Net realized (losses) gains:
Fixed maturities	$(84,261)	$17,203	$(66,571)
Equity securities	(10,508,509)	(162,622)	1,129,433

Total	$(10,592,770)	$(145,419)	$1,062,862

Net unrealized (losses):
Fixed maturities	$(1,084,329)	$(116,996)	$(919,625)
Equity securities	(818,645)	(3,989,319)	(631,000)

Total	$(1,902,974)	$(4,106,315)	$(1,550,625)

 (4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance:

	Years Ended December 31,
	2008	2007

Finance contracts receivable	$233,143	$473,240
Less:
Unearned income	(6,584)	(14,932)
Allowance for credit losses	(26,023)	(38,014)

Finance contracts, net of allowance for credit losses	$200,536	$420,294

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The activity in the allowance for credit losses was as follows:

	Years Ended December 31,
	2008	2007

Allowance for credit losses at beginning of year	$38,014	$116,425
Recoveries credited against the allowance	(10,180)	(47,799)
Additions charged to bad debt expense	(1,811)	(30,612)
Allowance for credit losses at end of year	$26,023	$38,014

As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2008	2007

Building and improvements	$602,000	$602,000
Furniture and fixtures	3,120,612	3,021,969
Property, plant and equipment, gross	3,722,612	3,623,969
Accumulated depreciation	(2,867,985)	(2,577,568)
Property, plant and equipment, net	$854,627	$1,046,401

Depreciation of property, plant, and equipment was $290,417, $316,525 and $342,108 during 2008, 2007 and 2006, respectively.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The impact of the excess of loss reinsurance treaties on the financial statements is as follows:

	Years Ended December 31,
	2008	2007	2006
Premium written:
Direct	$88,247,983	$133,591,334	$152,664,893
Ceded	(34,553,350)	(44,550,721)	(67,519,911)
	$53,694,633	$89,040,613	$85,144,982
Premiums earned:
Direct	$104,134,230	$155,025,959	$137,609,238
Ceded	(39,004,558)	(55,801,838)	(48,260,984)
	$65,129,672	$99,224,121	$89,348,254
Losses and LAE incurred:
Direct	$46,761,233	$71,517,245	$77,463,843
Ceded	(4,892,973)	(23,898,323)	(33,063,935)
	$41,868,260	$47,618,922	$44,399,908

	As of December 31,
	2008	2007
Unpaid losses and LAE, net:
Direct	$64,782,486	$59,684,790
Ceded	(12,712,980)	(20,133,374)

	$52,069,506	$39,551,416

Unearned premiums:
Direct	$40,508,225	$56,394,473
Ceded	(16,624,727)	(21,075,936)

	$23,883,498	$35,318,537

The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $2.8 million that can be drawn on for amounts that remain unpaid for more than 120 days.

The impact of the quota-share reinsurance treaties on the financial statements is as follows:

	As of December 31,
	2008	2007
Transatlantic Reinsurance Company (A+ A.M. Best Rated):
Reinsurance recoverable on paid losses and LAE	$4,521	$20,823
Unpaid losses and LAE	92,931	137,546
	$97,452	$158,369

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Activity in the liability for unpaid losses and LAE is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Balance at January 1:	$59,684,790	$39,615,478	$154,038,543
Less reinsurance recoverables	(20,133,375)	(12,382,028)	(128,419,923)
Net balance at January 1	$39,551,415	$27,233,450	$25,618,620

Incurred related to:
Current year	$37,397,179	$38,452,431	$35,105,812
Prior years	4,471,081	9,166,491	9,294,096
Total incurred	$41,868,260	$47,618,922	$44,399,908

Paid related to:
Current year	$13,277,261	$15,628,017	$17,420,147
Prior years	16,072,908	19,672,941	25,364,930
Total paid	$29,350,169	$35,300,958	$42,785,077

Net balance at year-end	$52,069,506	$39,551,415	$27,233,450
Plus reinsurance recoverables	12,712,980	20,133,375	12,382,028
Balance at year-end	$64,782,486	$59,684,790	$39,615,478

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid loses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of our liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for loss and LAE for claims occurring in prior years by $4,815,265, $9,166,491 and $9,294,096 for the years ended December 31, 2008, 2007 and 2006, respectively. The adjustments in the liability were primarily attributable to loss development in connection with the series of hurricanes that occurred in Florida during 2005 and 2004. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims through December 31, 2008.

(8) REVOLVING CREDIT OUTSTANDING

Federated Premium’s operations were funded by the revolving loan agreement with FlatIron. The Revolving Agreement was structured as a sale of contracts receivable under a sale and assignment agreement with WPAC, which gave them the right to sell or assign these contracts receivable. Federated Premium, which serviced these contracts, recorded transactions under the Revolving Agreement as secured borrowings. There were no outstanding borrowings under the Revolving Agreement as of December 31, 2008. Outstanding borrowings under the Revolving Agreement as of December 31, 2007 and 2006 were approximately nothing and $0.01 million, respectively. This credit facility terminated, at our request, during 2007.

Finance contracts receivable decreased $0.2 million, or 52.3%, to $0.2 million as of December 31, 2008, compared with $0.4 million as of December 31, 2007. We anticipate a continued decline in the short-term in connection with premiums financed contracts. The Company anticipates continued use of the direct bill feature associated with the two insurance companies and their automobile lines of business.

(9) INCOME TAXES

A summary of the provision for income tax expense is as follows:

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$2,033,048	$10,711,544	$7,732,974
Deferred	(3,091,405)	(1,247,894)	(798,161)
Provision for Federal income tax (benefit) expense	(1,058,357)	9,463,650	6,934,813
State:
Current	263,766	1,895,000	546,796
Deferred	(529,186)	(133,131)	(85,215)
Provision for state income tax (benefit) expense	(265,419)	1,761,869	461,581
Provision for income tax (benefit) expense	$(1,323,776)	$11,225,519	$7,396,394

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows:

	Years Ended December 31,
	2008	2007	2006

Computed expected tax (benefit) provision, at federal rate	$(1,303,305)	$11,051,807	$8,151,908
State tax, net of federal deduction benefit	(139,147)	1,179,943	(56,242)
Tax-exempt interest	(211,752)	(360,397)	(304,135)
Dividend received deduction	(155,800)	(114,225)	(139,442)
Valuation allowance for capital loss carry forward	-	71,545	-
Interest expense not requiring cash	-	23,021	47,821
Stock option expense and other permanent differences	(14,883)	-	-
2007 Income tax rate differential	313,281	-	-
Other net	187,829	(626,175)	(303,516)
Provision for income tax (benefit) expense	$(1,323,776)	$11,225,519	$7,396,394

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Unpaid losses and LAE	$2,186,840	$1,675,398
Unearned premiums	1,770,709	2,670,007
Unrealized loss on investment securities	716,089	1,510,438
Allowance for credit losses	140,683	122,819
Allowance for impairments	1,410,105	-
Regulatory assessments	1,312,440	2,096,050
Discount on advance premiums	-	30,349
Depreciation	155,495	-
Capital Loss Carryover	2,656,626	-
Deferred gain on sale and leaseback	452,786	607,738
Stock option expense per FASB 123R	237,065	173,056
Total deferred tax assets	11,038,837	8,885,855

Deferred tax liabilities:
Deferred acquisition costs, net	(2,467,865)	(3,331,949)
Discount on advance premiums	(40,902)	-
Depreciation	-	86,498
Prepaid expenses	-	(584)
Total deferred tax liabilities	(2,508,767)	(3,246,035)
Net deferred tax asset	$8,530,070	$5,639,820

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2008 and 2007, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company’s consolidated federal income tax returns for 2003 and 2002 have been examined by the IRS and there have been no material changes in the tax liability for those years.

In 2008, approximately $30,000 penalties and interest were paid in conjunction with our 2007 Federal Income Tax Return.

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10% of their liabilities or a statutory minimum capital and surplus as defined in the Code. Federated National and American Vehicle are required to have a minimum capital surplus of $4.0 million. At December 31, 2008, 2007 and 2006, Federated National’s statutory capital surplus was $31.5 million, $32.3 million and $19.5 million, respectively. At December 31, 2008, 2007 and 2006, American Vehicle had statutory capital surplus of $25.1 million, $27.6 million and $26.7 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2008, 2007 and 2006, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2008, to meet regulatory requirements, we had bonds with a carrying value of approximately $2.0 million pledged to the Florida OIR.

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

No dividends were paid by Federated National or American Vehicle in 2008, 2007 or 2006, and none are anticipated in 2009. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

Based upon the 2008 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk based capital requirements. Based upon the 2007 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 739.4%, 653.0% and 165.4 % at December 31, 2008, 2007 and 2006, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 402.5%, 448.5% and 444.2% at December 31, 2008, 2007 and 2006, respectively.

Federated National’s 2004 regularly scheduled statutory triennial examination for the three years ended December 31, 2004 was performed by the Florida OIR in 2005. American Vehicle's examination was for the three years ended December 31, 2005 was also performed by the Florida OIR, in 2006. A loss reserve deficiency totaling approximately $1.3 million (net of income taxes) was recorded in the fourth quarter of 2006 on American Vehicle in connection with the Florida OIR examination. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

Federated National anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2010 for the five years ended December 31, 2009. American Vehicle anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2011 for the five years ended December 31, 2010. We have not received any notice of such examinations.

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

As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on two out of thirteen ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus. As of December 31, 2007, Federated National was outside NAIC’s usual ranges with respect to its IRIS tests on three out of thirteen ratios. There were two exceptions in connection with surplus growth and one exception in connection with adverse homeowner claims in connection with the hurricanes of 2004 and 2005.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus. As of December 31, 2007, American Vehicle was outside NAIC’s usual range for two of thirteen ratios. The exceptions were in connection with reserve development in connection with our commercial general liability program.

There was no action taken by the Florida OIR in connection with the December 31, 2007 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2008 IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31 2008 and 2007, respectively.

	Unusual Values Equal to Or		Federated National				American Vehicle
	Over	Under	2008		2007		2008		2007
Gross Premiums to Policyholders' Surplus	900	-	206		312		100		122
Net Premium to Policyholders' Surplus	300	-	96		174		100		122
Change in Net Writings	33	-33	-46	*	28		-26		-24
Surplus Aid to Policyholders' Surplus	15	-	-		-		-		-
Two-year Overall Operating Ratio	100	-	78		82		105	*	88
Investment Yield	6.5	3.0	4.3		6.2		4.4		4.9
Gross Change in Policyholders' Surplus	50	-10	-3		66	*	-9		3
Net Change in Adjusted Policyholders' Surplus	25	-10	-3		66	*	-9		3
Liabilities to Liquid Assets	105	-	68		73		70		66
Gross Agents' Balance to Policyholders' Surplus	40	-	5		3		6		9
One-Year Reserve Development to Policyholders' Surplus	20	-	5		13		15		20	*
Two-Year Reserve Development to Policyholders' Surplus	20	-	27	*	49	*	28	*	29	*
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	-16		19		-68		-25

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $31.5 million and $32.3 million as of December 31, 2008 and 2007, respectively. Federated National's statutory net income (loss) was $(2.2) million, $15.3 million and 1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Federated National’s statutory non-admitted assets were approximately $2.4 million and $1.2 million as of December 31, 2008 and 2007, respectively.

American Vehicle’s statutory capital and surplus was $25.1 million and $27.6 million as of December 31, 2008 and 2007, respectively. American Vehicle’s statutory net income (loss) was approximately ($2.4) million, $1.3 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006 respectively. American Vehicle’s statutory non-admitted assets were approximately $1.5 million and $0.9 million as of December 31, 2008 and 2007, respectively.

(11) COMMITMENTS AND CONTINGENCIES

We are involved in other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity. For additional discussion of our involvement in other claims and legal actions arising in the ordinary course of business please see ITEM 3 – LEGAL PROCEEDINGS.

The Company’s consolidated federal income tax returns for 2003 and 2002 have been examined by the IRS and there have been no material changes in the tax liability for those years.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006 and 2007. Through 2007 we have been assessed $6.7 million in connection with the association. For statutory accounting purposes these assessments are not charged to operations in contrast GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we recouped $2.3 million and $1.8 million in connection with these assessments during 2008 and 2007, respectively. There were no assessments made for the years ended December 31, 2008.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for participation of our reinsurers totaling $1.5 million. There was no assessment made for the year ended December 31, 2008.

Pursuant to Section 627.3512, Florida Statutes, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with the Citizens assessments and has recouped approximately $0.1 million, $0.1 million and $1.6 million during 2008, 2007 and 2006, respectively. As noted above, Federated National subrogated $1.5 million to the reinsurers.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan.

In 2008, neither Federated National nor American Vehicle was assessed by the JUA Plan.  In 2007 Federated National was assessed $7,470 and American Vehicle recovered $842 by and from the JUA Plan based on its December 2007 Cash Activity Report. These charges are contained in operating and underwriting expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

As of December 31, 2008 bonds totaling $3.4 million secure a $3.0 million irrevocable letter of credit in favor of Republic in order to facilitate business opportunities in connection with our commercial general liability program.

(12) LEASES

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, the Company agreed to lease the same facilities for a six year term; in accordance with SFAS No. 13 Accounting for Leases (“SFAS No. 13”), the lease will be treated as an operating lease. The expected future payout schedule is as follows:

Fiscal Year	Lease payments
2009	$625,165
2010	637,668
2011	650,421
Total	$1,913,254

Rent expense in 2008, 2007 and 2006 were $0.6 million, $0.6 million and $0.5, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

 (13) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $145,000, $80,000 and $258,000 in 2008, 2007 and 2006, respectively, and is included in LAE.

(14) NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

In accordance with GAAP, net (loss) per share is antidilutive, therefore the basic and diluted (loss) per share is the same.

A summary of the numerator and denominator of the basic and fully diluted 2008, 2007 and 2006 net income (loss) per share is presented below:

	(Loss) Income	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2008:
Basic net (loss) per share	$(2,477,939)	7,979,436	$(0.31)
Fully diluted (loss) per share	$(2,477,939)	7,979,436	$(0.31)

For the year ended December 31, 2007:
Basic net income per share	$21,279,797	7,922,542	$2.69
Fully diluted income per share	$21,279,797	8,030,205	$2.65

For the year ended December 31, 2006:
Basic net income per share	$13,896,267	7,537,550	$1.84
Fully diluted income per share	$13,896,267	8,085,722	$1.72
(15) SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), requires that the amount reported for each segment item be based on what is used by the chief operating decision maker in formulating a determination as to how many resources to assign to a segment and how to appraise the performance of that segment. The term chief operating decision maker may apply to the chief executive officer or chief operating officer or to a group of executives. Note: The term of chief operating decision maker may apply to a function and not necessarily to a specific person. This is a management approach rather than an industry approach in identifying segments. The segments are based on the Company’s organizational structure, revenue sources, nature of activities, existence of responsible managers, and information presented to the Board of Directors.

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
December 31, 2008

Accordingly, we have no segment information to report.

(16) STOCK COMPENSATION PLANS

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 130,099 and 152,599 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2008, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including key employees, consultants, independent contractors, Officers and Directors. Our success is largely dependent upon their efforts and judgment therefore, by authorizing the grant of options to purchase common stock we encourage stock ownership. Options outstanding under the plan were granted at prices that are above the market value of the stock on the date of grant, vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2008 and December 31, 2007, we had outstanding exercisable options to purchase 658,151 and 660,309 shares, respectively.

Activity in our stock option plans for the period from January 1, 2006 to December 31, 2008 is summarized below:

	1998 Plan			2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price		Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2006	97,650		$6.67	15,000	$9.17	823,608	$12.35
Granted	25,000		$27.79	-	$-	86,000	$16.44
Exercised	(77,900)		$6.67	(15,000)	$9.17	(212,350)	$8.98
Cancelled	-	$		-	$-	(59,900)	$14.98
Outstanding at January 1, 2007	44,750		$18.47	-	$-	637,358	$13.80
Granted	109,849		$13.32	-	$-	57,151	$13.18
Exercised	(2,000)		$6.67	-	$-	(16,300)	$10.02
Cancelled	-		$-	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599		$14.92	-	$-	660,309	$13.78
Granted	4,500		$8.67	-	$-	162,500	$8.92
Exercised	(13,500)		$6.67	-	$-	(141,458)	$8.81
Cancelled	(13,500)		$10.03	-	$-	(23,200)	$12.60
Outstanding at December 31, 2008	130,099		$16.07	-	$-	658,151	$13.69

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Options outstanding as of December 31, 2008 are exercisable as follows:

	1998 Plan		2001 Franchisee Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Options Exercisable at:
December 31, 2008	46,219	$16.07	-	$-	309,429	$13.69
December 31, 2009	20,770	$16.07	-	$-	128,053	$13.69
December 31, 2010	20,770	$16.07	-	$-	105,658	$13.69
December 31, 2011	20,770	$16.07	-	$-	61,755	$13.69
December 31, 2012	20,770	$16.07	-	$-	32,356	$13.69
Thereafter	800	$16.07	-	$-	20,900	$13.69
Total options exercisible	130,099		-		658,151

During the year ended December 31, 2008, the Company had two stock-based employee compensation plans and one stock-based franchise compensation plan, which are described above. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Upon the exercise of options, the Company issues previously outstanding shares.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2008 and 2007 includes:

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income in 2008 are lower by approximately $483,000 and $301,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the year ended December 31, 2007, are lower by approximately $618,000 and $405,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the year ended December 31, 2008 would have been ($0.27) if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of ($0.31).

Basic and diluted earnings per share for the year ended December 31, 2007 would have been $2.74 and $2.70, respectively, if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $2.69 and $2.65, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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
The weighted average fair value of options granted during 2008, 2007 and 2006 estimated on the date of grant using the Black-Scholes option-pricing model was $0.59 to $3.63; $2.92 to $5.59 and $3.62 to $5.73, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2008	December 31, 2007	December 31, 2006
Dividend yield	5.50% - 17.30%	3.20% - 6.70%	2.10% - 3.70%
Expected volatility	54.65% - 58.20%	42.87% - 54.77%	42.37% - 44.30%
Risk-free interest rate	0.98% - 2.95%	2.90% - 4.86%	4.60% - 4.90%
Expected life (in years)	2.69 - 4.16	2.58 - 3.17	2.04 - 2.86

Summary information about the Company’s stock options outstanding at December 31, 2008

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	September 30, 2008	Periods in Years	Exercise Price	September 30, 2008

1998 Plan	$6.67 - $27.79	130,099	4.35	$16.07	46,219
2001 Franchise Plan	-	-	-	-	-
2002 Plan	$4.59 - $18.21	658,151	3.59	$13.69	309,429

(17) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation not to exceed statutory limits. We contributed $0.1 million in 2008. In 2007 and 2006 we did not contribute to the plan. Our contributions, if any, are vested incrementally over five years.

(18) ACQUISITIONS

We made no acquisitions during 2008 or 2007.

(19) COMPREHENSIVE INCOME (LOSS)

As of December 31, 2008 and 2007 we have classified $13.5 million and $20.2 million, respectively, of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity.

Reclassification adjustments related to the investment securities sold and previously included in comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006

Unrealized holdings net losses arising during the year	$(1,902,974)	$(4,106,317)	$(1,550,625)

Reclassification adjustment for losses included in net income	(4,106,317)	(1,550,625)	(2,464,716)
	2,203,343	(2,555,692)	914,091

Tax effect	(794,352)	926,939	(343,972)
Net unrealized gains (losses) on investment securities	$1,408,991	$(1,628,753)	$570,119

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

(20) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2008.

(21)  21ST CENTURY HOLDING COMPANY

21st Century (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2008. The following summarizes the major categories of the parent company’s financial statements:

Condensed Balance Sheets

	Period Ending December 31,
	2008	2007
ASSETS

Cash and short term investments	$2,489,483	$2,331,738
Investments and advances to subsidiaries	54,852,386	58,744,839
Deferred income taxes receivable	10,443,194	7,552,944
Property, plant and equipment, net	488,473	518,233
Other assets	12,827,249	12,850,843
Total assets	$81,100,785	$81,998,597

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	8,695,403	6,626,680
Dividends payable	1,442,501	1,474,599
Other liabilities	2,360,539	3,078,360
Total liabilities	12,498,443	11,179,639

Shareholders' equity:
Common stock	80,729	80,655
Additional paid-in capital	45,537,676	45,310,337
Accumulated other comprehensive income	2,390,615	1,498,139
Retained earnings	20,593,322	23,929,827
Total shareholders' equity	68,602,342	70,818,958
Total liabilities and shareholders' equity	$81,100,785	$81,998,597

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Condensed Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Revenue:
Management fees from subsidiaries	$1,615,438	$1,683,378	$1,692,500
Equity in income of subsidiaries	2,936,779	33,845,202	22,402,736
Net investment income	(3,623,090)	491,691	261,740
Other income	600,380	587,619	1,326,479
Total revenue	1,529,507	36,607,890	25,683,455

Expenses:
Advertising	3,350	10,760	18,545
Salaries and wages	2,424,469	1,854,101	1,749,272
Legal fees	697,059	180,387	153,792
Interest expense and amortization of loan costs	-	170,948	647,698
Other expenses	2,206,344	1,886,378	1,821,487
Total expenses	5,331,222	4,102,574	4,390,794
(Loss) Income before provision for income tax (benefit) expense	(3,801,715)	32,505,316	21,292,661
Provision for income tax (benefit) expense	(1,323,775)	(11,225,519)	(7,396,394)
Net (loss) income	$(2,477,940)	$21,279,797	$13,896,267

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Condensed Statements of Cash Flow

	Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net (loss) income	$(2,477,940)	$21,279,797	$13,896,267
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss of subsidiaries	(3,011,979)	(33,845,202)	(22,402,736)
Depreciation and amortization of property plant and equipment, net	29,760	32,001	71,320
Common Stock issued for interest on Notes	-	109,375	128,125
Deferred income tax expense	2,890,250	6,765,533	3,807,153
Income tax recoverable (payable)	2,068,723	(2,043,422)	(956,522)
Change in dividends payable	(32,098)	30,283	(695,475)
Non-cash compensation	365,186	404,800	538,775
Changes in operating assets and liabilities:
Property, plant and equipment	-	-	2,797,968
Deferred gain on sale of assets	-	-	(2,366,101)
Other assets	(23,594)	(104,907)	1,388,004
Other liabilities	(717,821)	398,688	(2,259,029)
Net cash used in operating activities	(909,513)	(6,973,054)	(6,052,251)

Cash flow (used in) provided by investing activities:
Proceeds from property, plant and equipment	-	-	5,607,266
Purchases of investment securities available for sale	3,892,453	(133,444)	(4,001,960)
Increased capital of subsidiaries	(75,200)	-	-
Cash flow (used in) provided by investing activities:	3,817,253	(133,445)	1,605,306

Net cash (used in) provided by financing activities:
Dividends paid	(5,696,825)	(5,757,458)	(4,289,683)
Payments against subordinated debt	-	(2,083,334)	(4,375,000)
Exercised warrants, net	-	2,034,531	10,669,372
Stock options exercised	1,336,708	176,638	2,599,558
Tax benefit related to non-cash compensation	181,786	213,540	1,647,751
Acquisition of common stock	(143,619)	(3,822,645)	(1,993,935)
Advances from subsidiaries	1,571,955	12,339,412	5,991,378
Net cash (used in) provided by financing activities:	(2,749,995)	3,100,685	10,249,441

Net increase (decrease) in cash and short term investments	157,745	(4,005,814)	5,802,496
Cash and short term investments at beginning of year	2,331,738	6,337,552	535,056
Cash and short term investments at end of year	$2,489,483	$2,331,738	$6,337,552

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
December 31, 2008

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
December 31, 2008

As indicated below, we paid, pursuant to the terms of the July 2003 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2008	2007	2006
January 31,	n/a	n/a	-
April 30,	n/a	n/a	38,420
July 31,	n/a	n/a	-
October 31,	n/a	n/a	n/a
Total common stock issued	-	-	38,420

As indicated on the table below, we paid, pursuant to the terms of the September 2004 Notes and in accordance with the contractual computations, selected quarterly payments of principal and interest due in shares of our Common Stock.

Quarterly payment due date	2008	2007	2006
January 31,	n/a	54,211	-
April 30,	n/a	63,114	68,696
July 31,	n/a	-	-
October 31,	n/a	n/a	-
Total common stock issued	-	117,325	68,696

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

(23) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE	Loss and LAE	Amortization of deferred policy acquisition	Paid losses and LAE	Net premiums
	- Current Year	- Prior year	Expenses	expenses	written

2008	$37,397,179	$4,471,081	$14,760,249	$13,277,261	$53,694,633

2007	$38,452,431	$9,166,491	$19,419,915	$15,628,017	$89,040,613

2006	$35,105,812	$9,294,096	$17,395,177	$17,420,147	$85,144,982

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned	Net investment income

Consolidated Property and Casualty Subsidiaries

2008	$6,558,237	$64,782,486	$-	$40,508,225	$65,129,672	$6,354,084

2007	$8,958,195	$59,684,790	$-	$56,394,473	$99,224,121	$7,964,444

2006	$11,153,168	$39,615,478	$-	$77,829,099	$89,348,254	$5,932,683

(24) Fair Value Disclosure

In October 2008, the FASB issued FSP FAS 157-3.  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 in a market that is not active.  FSP FAS 157-3 did not change the objective of SFAS No. 157.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

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
December 31, 2008

Securities available for sale:  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below:

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

US government obligations and agencies	$-	$5,331	$-	$5,331
Corporate securities and other	4,098	-	-	4,098
	$4,098	$5,331	$-	$9,429

Equity securities	3,140	-	-	3,140
	$3,140	$-	$-	$3,140

(25) DISCONTINUED OPERATIONS

On December 22, 2004, the Company announced a definitive agreement to sell the assets of its subsidiaries, Federated Agency Group, Inc. and Fed USA, Inc., to affiliates of Affirmative Insurance Holdings, Inc. (“Affirmative”) (NASDAQ: AFFM) for approximately $9.5 million. The sale of assets to Affirmative closed on December 31, 2004, at which time the Company received $7 million cash, with up to an additional $2.5 million due in the first quarter of 2006, subject to certain performance criteria being met.

 (26) SUBSEQUENT EVENTS

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by DeMeo Young & McGrath, CPA, the independent registered public accounting firm who also audited the Company's consolidated financial statements.  Their attestation report on management's assessment of the Company's internal control over financial reporting is shown on page 69.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006.

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

10.1
21st Century Holding Company 2002 Stock Option Plan and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the SEC on April 26, 2002 and Exhibit 10.2 in the Company’s Annual Report on Form 10-K for 2007 filed with the SEC on March 17, 2008). +

10.2
21st Century Holding Company 1998 Stock Option Plan and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000 and Exhibit 10.4 in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 filed with the SEC on March 17, 2008). +

10.3
Employment Agreement dated as of May 5, 2008 between Michael H. Braun and the Company dated May 5, 2008 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on May 6, 2008). +

10.4
Amended and Restated Employment Agreement dated July 1, 2008 between the Company and Peter J. Prygelski, III (incorporated by reference from Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).+

10.5	Transition Agreement dated as of May 6, 2008 between the Company and Edward J. Lawson (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K/A filed with the SEC on May 9, 2008). +

10.6
Agreement dated July 2, 2008 between the Company and Michele Lawson (incorporated by reference to Exhibit 10.9 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.7
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 filed with the SEC on March 17, 2008).

10.8	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007). +

10.9
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005). +

10.10
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum Nos. 1 and 2 effective June 1, 2008 (incorporated by reference to Exhibits 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008).

10.11
Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2008 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2008).

21st Century Holding Company and Subsidiaries

10.12
Reinstatement Premium Protection Reinsurance Contract, effective as of July 1, 2008, with Actua Re Ltd. (incorporated by reference to Exhibit 10.3 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.13
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2008 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the SEC on November 10, 2008).

10.14
Excess Catastrophe Reinsurance Contract effective July 1, 2008 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.15
Additional Layer Reinstatement Premium Protection Reinsurance Contract effective August 29, 2008 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.16
Additional Layer Excess Catastrophe Reinsurance Contract effective August 29, 2008 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.17
Trust Agreement dated as of July 1, 2008 among Federated National Insurance Company, Actua Re Limited and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.18
Interests and Liabilities Agreement of Actua Re Ltd. with respect to Excess Catastrophe Reinsurance Contract, effective July 1, 2008 issued to Federated National Insurance Company by Actua Re Ltd. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 10, 2008).

10.19
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

21.1	Subsidiaries **

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. **

+           Management Compensation Plan or Arrangement.
**         Filed herewith.

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

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	March 16, 2009
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer (Principal	March 16, 2009
Peter J. Prygelski, III	Financial Officer)

/s/ Carl Dorf	Director	March 16, 2009
Carl Dorf

/s/ Bruce F. Simberg	Director	March 16, 2009
Bruce F. Simberg	Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	March 16, 2009
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 16, 2009
Richard W. Wilcox, Jr.

21st Century Holding Company and Subsidiaries

EXHIBIT INDEX

21.1	Subsidiaries

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act