Form 10-Q
period 2009-03-31
21ST CENTURY HOLDING CO
filed 2009-05-11
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value – 8,013,894 outstanding as of May 11, 2009

21ST CENTURY HOLDING COMPANY

INDEX

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
ASSETS
Investments
Fixed maturities, available for sale, at fair value	$59,498	$9,429
Fixed maturities, held to maturity, at amortized cost	4,892	13,496
Equity securities, available for sale, at fair value	7,300	3,140

Total investments	71,690	26,065

Cash and short term investments	78,781	124,577
Prepaid reinsurance premiums	9,661	5,537
Premiums receivable, net of allowance for credit losses of $145 and $122, respectively	4,107	3,353
Reinsurance recoverable, net of allowance for credit losses of $199 and $226, respectively	17,688	16,880
Deferred policy acquisition costs	8,095	6,558
Deferred income taxes, net	9,074	8,530
Income taxes receivable	1,938	2,275
Property, plant and equipment, net	817	855
Other assets	2,826	2,472

Total assets	$204,676	$197,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$66,091	$64,775
Unearned premiums	46,637	40,508
Premiums deposits and customer credit balances	1,973	1,700
Bank overdraft	9,336	8,694
Deferred gain from sale of property	1,374	1,495
Accounts payable and accrued expenses	3,038	3,699

Total liabilities	128,448	120,871

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding
8,013,894 and 8,013,894, respectively. Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding.	80	80
Additional paid-in capital	50,125	49,979
Accumulated other comprehensive (deficit)	(1,158)	(1,187)
Retained earnings	27,181	27,359
Total shareholders' equity	76,228	76,231
Total liabilities and shareholders' equity	$204,676	$197,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$28,431	$27,603
Gross premiums ceded	(328)	-

Net premiums written	28,103	27,603

Decrease in prepaid reinsurance premiums	(8,069)	(11,154)
(Increase) Decrease in unearned premiums	(6,129)	2,156

Net change in prepaid reinsurance premiums and unearned premiums	(14,198)	(8,998)

Net premiums earned	13,905	18,606
Commission income	238	118
Finance revenue	83	86
Managing general agent fees	431	499
Net investment income	644	1,876
Net realized investment losses	(537)	(1,649)
Regulatory assessments recovered	548	322
Other income	312	184

Total revenue	15,624	20,042

Expenses:
Losses and LAE	8,873	7,874
Operating and underwriting expenses	1,917	1,555
Salaries and wages	1,909	1,759
Policy acquisition costs, net of amortization	2,744	3,836

Total expenses	15,442	15,024

Income before provision for income tax (benefit) expense	181	5,018
Provision for income tax (benefit) expense	(122)	709

Net income	$303	$4,309

Basic net income per share	$0.04	$0.54

Fully diluted net income per share	$0.04	$0.54

Weighted average number of common shares outstanding	8,013,894	7,912,692

Weighted average number of common shares outstanding (assuming dilution)	8,013,894	7,960,313

Dividends paid per share	$0.18	$0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$303	$4,309

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment (discount), net	(38)	(63)
Depreciation and amortization of property plant and equipment, net	47	80
Net realized investment losses	537	1,649
Provision for credit losses, net	12	4
(Recovery) provision for uncollectible premiums receivable	(24)	81
Non-cash compensation	119	118
Changes in operating assets and liabilities:
Premiums receivable	(730)	(1,328)
Prepaid reinsurance premiums	(4,124)	2,958
Reinsurance recoverable, net	(808)	3,297
Income taxes recoverable	336	-
Deferred income tax expense	(544)	(1,554)
Policy acquisition costs, net of amortization	(1,537)	204
Other assets	(487)	965
Unpaid losses and LAE	1,316	(1,987)
Unearned premiums	6,129	(2,156)
Premium deposits and customer credit balances	273	220
Income taxes payable	-	(1,046)
Bank overdraft	642	318
Accounts payable and accrued expenses	(662)	(509)
Net cash provided by operating activities	761	5,559
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities available for sale	12,256	67,598
Purchases of investment securities available for sale	(58,351)	(46,907)
Purchases of property and equipment	(9)	-
Net cash (used) provided by in investing activities	(46,104)	20,691
Cash flow (used) by financing activities:
Exercised stock options	-	553
Dividends paid	(481)	(1,369)
Acquisition of Common Stock	-	(144)
Tax benefit related to non-cash compensation	27	44
Net cash (used) by financing activities	(454)	(916)
Net (decrease) increase in cash and short term investments	(45,796)	25,335
Cash and short term investments at beginning of period	124,577	22,524
Cash and short term investments at end of period	$78,781	$47,859

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2009	2008
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$75	$3,250
Non-cash investing and finance activities:
Accrued dividends payable	$481	$1,429

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)	Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

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

Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite commercial multi peril, inland marine and personal and commercial automobile insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in fifteen states, of which eleven states had ongoing operations in 2009, as either an admitted or a non-admitted carrier. American Vehicle is authorized as an admitted carrier in Alabama, Florida, and Louisiana. American Vehicle is authorized as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia. As American Vehicle continues its expansion of commercial general liability insurance into new states, we intend to retain other general agents to market our commercial general liability insurance products.

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

A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers.  Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

During the three months ended March 31, 2009, 81.0%, 15.9%, 2.6% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the three months ended March 31, 2008, 72.4%, 26.7% and 0.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. During the year ended December 31, 2008, Assurance MGA became licensed as Federated National’s and American Vehicle’s exclusive managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Mississippi, Missouri, Nevada, North Carolina, Texas and Virginia.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates a 6% commission fee and a $25 per policy fee from the affiliates Federated National and American Vehicle.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets to the public to serve all of their insurance needs. Insure-Link will expand its’ business through marketing and acquiring other insurance agencies.

(2) Basis of Presentation

The accompanying unaudited consolidated financial statements of 21st Century have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

(3) Summary of Significant Accounting Policies and Practices

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of liability for unpaid losses and LAE and the amount and recoverability of amortization of Deferred Policy Acquisition Costs (“DPAC”). In addition, significant estimates form the basis for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail at Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2008 filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 16, 2009.

We believe that during the first three months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with SFAS Number 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (SFAS No. 113”). The statement establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. SFAS No. 113 also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

(B) Impact of New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  The purpose of FAS 147R-1 is to amend and clarify FASB Statement No. 141, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP 147R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of Statement 5 if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FASB 141R. The Company has not determined the impact that SFAS No. 141R-1 will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

21st Century Holding Company
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS Number 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R also requires acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may adjust the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are made retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS No. 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS Number 157 Fair Value Measurements (“SFAS No. 157”) in a market that is not active.  It allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS No. 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 has not had a material effect on our financial position, results of operations, cash flows or disclosures.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption was prohibited.  SFAS Number 142-3 Goodwill and Other Intangible Assets (“SFAS No. 142-3”) did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS Number 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB SFAS Number 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company does not utilize derivative instruments, and, accordingly the adoption of SFAS No. 161 did not have an impact on our consolidated financial statements.

21st Century Holding Company
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS Number 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. There was no material impact on our financial position, results of operations or cash flows upon adoption of SFAS No. 160.

In February 2007, FASB issued SFAS Number 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The Company did not elect to measure any financial assets and liabilities with SFAS No. 159 fair value option, and accordingly, to date, there is no impact to our consolidated financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Number 123R Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

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

(E) Reclassifications

No reclassification of the 2008 financial statements was necessary to conform to the 2009 presentation.

 (4) Commitments and Contingencies

Management has a responsibility to continually measure and monitor its commitments and its contingencies. The nature of the Company’s commitments and contingencies can be grouped into three major categories; insured claim activity, assessment related activities and operational matters.

21st Century Holding Company
Notes to Consolidated Financial Statements

(A) Insured Claim Activity

We are involved in claims and legal actions arising in the ordinary course of business. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

The Company's subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Company in establishing loss and LAE reserves.

The Company also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS Number 5 Accounting for Contingencies (“SFAS No. 5”). Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.  Certain claims and legal actions have been brought against the Company for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above. While it is not possible to predict the ultimate outcome of these claims or lawsuits, management does not believe they are likely to have a material effect on the Company’s financial condition or liquidity. Losses incurred because of these cases could, however, have a material adverse impact on net earnings.

(B) Assessment Related Activity

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us as it did in 2006 and 2007. Through 2007, we have been assessed $6.7 million in connection with the association. For statutory accounting these assessments are not charged to operations, in contrast GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $4.9 million in connection with these assessments. There were no assessments made for the year ended December 31, 2008 or the three months ended March 31, 2009.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provide for participation of our reinsurers totaling $1.5 million. There was no assessment made for the year ended December 31, 2008 or the three months ended March 31, 2009.

21st Century Holding Company
Notes to Consolidated Financial Statements

Pursuant to Florida Statutes Section 627.3512, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with the Citizens assessments and has since recouped approximately $2.0 million. Federated National subrogated approximately $1.5 million to the reinsurers.

The Florida OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, and dated May 4, 2006, to all property and casualty insurers, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida State Board of Administration, the body that oversees the FHCF, issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FHCF assessment. The FHCF and Florida OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected.

In addition to the assessments noted above, the Florida OIR has also issued Information Memorandum OIR -07-02M, titled Information Regarding Emergency Assessment by Citizens Property Insurance Corporation, dated January 11, 2007, to all property and casualty insurers in the state of Florida placing them on notice that an order had been approved for an emergency assessment by Citizens for its High Risk Account. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

In 2009 and 2008, neither Federated National nor American Vehicle was assessed by the JUA Plan.  In 2007, Federated National was assessed $7,470 and American Vehicle recovered $842 by and from the JUA Plan based on its December 2007 Cash Activity Report. These charges are contained in operating and underwriting expenses in the Statement of Operations. Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company’s consolidated federal income tax returns for 2004, 2003 and 2002 have been examined by the Internal Revenue Service (“IRS”).  The IRS concluded its’ examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains under examination.

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2009	$470
2010	638
2011	650
Total	$1,758

The Company is also involved in various legal actions arising in the ordinary course of business and not related to the insured claims activity.

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

(5) Fair Value Disclosure

In October 2008, the FASB issued FSP FAS 157-3.  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 in a market that is not active.  FSP FAS 157-3 did not change the objective of SFAS No. 157.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 does not have a material effect on our financial position, results of operations, cash flows or disclosures.

In September 2006, FASB issued SFAS No. 157. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

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

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Securities available for sale:  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below.

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
US government obligations and agencies	$-	$45	$-	$45
Corporate securities and other	15	-	-	15
	$15	$45	$-	$59

Equity securities	7	-	-	7
	$7	$-	$-	$7

(6) Comprehensive Income

For the three months ended March 31, 2009 and 2008, comprehensive income consisted of the following.

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Net income	$303	$4,309
Change in net unrealized gains on investments available for sale	45	73
Comprehensive income, before tax	349	4,382

Income tax (expense) benefit related to items of other comprehensive income	(16)	45
Comprehensive income	$332	$4,427

 (7) Reinsurance Agreements

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

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this. The Florida Senate Banking and Insurance Committee (“Senate Committee”) recently published an insurance-related Interim Report entitled Status of the Florida Hurricane Catastrophe Fund. Notable findings in the report include:

•	The total liability of the FHCF could be up to $28.0 billion for a single season storm
•
The FHCF has approximately $10.3 billion in liquidity, which includes the $4.0 billion “put” option The “put” option is the guarantee arrangement with Berkshire Hathaway approved by the State Board of Administration this summer

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2009 – 2010 hurricane season thus requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

The 2008-2009 private reinsurance companies and their respective A. M. Best rating are listed in the table as follows.

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

(2) Standard & Poor's rated "A" (investment grade - economic situation can affect finance)

During the three months ended March 31, 2009 and pursuant to the provisions of our reinsurance treaties, we elected to cancel the contract with New Castle Reinsurance Company Limited (“New Castle”). New Castle’s participation in our reinsurance program represented approximately 1% of the aggregate catastrophic loss exposure.

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

The cost to the Company for these reinsurance products for the 2008–2009 and 2007–2008 hurricane seasons, including the prepaid automatic premium reinstatement protection totals approximately $30.1 million and $44.6 million, respectively.

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

To date, there have been no claims asserted against the reinsurers in connection with either the 2008–2009 or the 2007-2008 excess of loss and FHCF treaties.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

In order to expand our commercial general liability business, American Vehicle has entered into various quota-share reinsurance agreements wherein American Vehicle is the cedant. These quota-share reinsurance treaties require American Vehicle to securitize its credit risk by posting irrevocable letters of credit. The irrevocable letters of credit are fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century. Outstanding irrevocable letters of credit total $1.9 million and $3.0 million for the period ended March 31, 2009 and December 31, 2008, respectively.

On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing American Vehicle the opportunity to market and underwrite commercial general liability insurance through a company that has an "A" rating with A.M. Best Company, Inc. ("A.M. Best"). This agreement will enable American Vehicle to deploy an artisan commercial general liability program in the Southeastern states to policyholders who require their commercial general liability insurance policy to come from an insurance company with a satisfactory A.M. Best rating. Operations are expected to begin during the quarter ended June 30, 2009.

 (8) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 127,099 and 130,099 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of March 31, 2009, we had no outstanding exercisable options to purchase shares.

21st Century Holding Company
Notes to Consolidated Financial Statements

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment therefore, by authorizing the grant of options to purchase common stock we encourage stock ownership. Options outstanding under the plan were granted at prices that are above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 786,851 and 658,151 shares, respectively.

During the three months ended March 31, 2009, we granted 38,071 qualified stock options and 96,929 non-qualified stock options under our 2002 Stock Option Plan to employees, executive officers and directors with an average option price of $4.47 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to Footnote 6, Stock Compensation Plans.

Activity in the Company’s stock option plans for the period from January 1, 2007 to March 31, 2009, is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2007	44,750	$18.47	637,358	$13.80
Granted	109,849	$13.32	57,151	$13.18
Exercised	(2,000)	$6.67	(16,300)	$10.02
Cancelled	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at December 31, 2008	130,099	$16.07	658,151	$13.69
Granted	-	$-	135,000	$4.47
Exercised	-	$-	-	$-
Cancelled	(3,000)	$21.38	(6,300)	$12.69
Outstanding at March 31, 2009	127,099	$15.94	786,851	$12.12

Options outstanding as of March 31, 2009 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
March 31, 2009	47,219	$15.94	322,354	$12.12
December 31, 2009	19,770	$15.94	112,727	$12.12
December 31, 2010	19,770	$15.94	140,694	$12.12
December 31, 2011	19,770	$15.94	98,787	$12.12
December 31, 2012	19,770	$15.94	70,389	$12.12
December 31, 2013	800	$15.94	35,900	$12.12
Thereafter	-	$15.94	6,000	$12.12
Total options exercisible	127,099		786,851

21st Century Holding Company
Notes to Consolidated Financial Statements

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS Number 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Upon the exercise of options, the Company issues previously authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2009 and 2008 includes:

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2009 are lower by approximately $146,000 and $119,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2008, are lower by approximately $138,000 and $118,000, respectively, than if it had continued to account for share-base compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the three months ended March 31, 2009 would have been $0.06 if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $0.04.

Basic and diluted earnings per share for the three months ended March 31, 2008 would have been $0.56 if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $0.54.

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

The weighted average fair value of options granted during the three months ended March 31, 2009 and 2008 estimated on the date of grant using the Black-Scholes option-pricing model was $3.30 to $4.73 and $3.22 to $3.56, respectively.

21st Century Holding Company
Notes to Consolidated Financial Statements

The fair value of options granted is estimated on the date of grant using the following assumptions.

	March 31, 2009	March 31, 2008
Dividend yield	7.20% - 17.30%	5.50%
Expected volatility	57.54% - 70.68%	54.83%
Risk-free interest rate	1.22% - 1.50%	1.6% - 2.24%
Expected life (in years)	3.53 - 4.16	3.19

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

Summary information about the Company’s stock options outstanding as of March 31, 2009 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	March 31, 2009	Periods in Years	Exercise Price	March 31, 2009
1998 Plan	$6.67 - $27.79	127,099	4.06	$15.94	47,219
2002 Plan	$3.30 - $18.21	786,851	3.50	$12.12	322,354

(9) Stockholder’s Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2009, there were no preferred shares issued or outstanding and there were 8,013,894 shares of common stock outstanding. We do not reserve for common stock shares in connection with the exercise of issued and unissued common stock options.

(10) Subsequent Events

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

The unaudited consolidated financial statements of 21st Century have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other  filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.  In addition, readers should be aware that GAAP prescribes when a company may reserve for particular risks, including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected when a reserve is established for a major contingency.  Reported results may therefore appear to be volatile in certain accounting periods.

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

 Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ property and casualty insurance in Florida as an admitted carrier. American Vehicle is authorized to underwrite commercial multi peril, inland marine and personal and commercial automobile insurance in Florida as an admitted carrier. In addition, American Vehicle is authorized to underwrite commercial general liability insurance in fifteen states, of which eleven states had ongoing operations in 2009, as either an admitted or a non-admitted carrier. American Vehicle is authorized as an admitted carrier in Alabama, Florida, and Louisiana. American Vehicle is authorized as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia. As American Vehicle continues its expansion of commercial general liability insurance into new states, we intend to retain other general agents to market our commercial general liability insurance products.

An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to contribute financially to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

A non-admitted carrier is not licensed by the state, but is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers.  Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

During the three months ended March 31, 2009, 81.0%, 15.9%, 2.6% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the three months ended March 31, 2008, 72.4%, 26.7% and 0.9% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida. During the year ended December 31, 2008, Assurance MGA became licensed as Federated National’s and American Vehicle’s exclusive managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Mississippi, Missouri, Nevada, North Carolina, Texas and Virginia.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates a 6% commission fee and a $25 per policy fee from the affiliates Federated National and American Vehicle.

Insure-Link was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets to the public to serve all of their insurance needs. Insure-Link will expand its’ business through marketing and by acquiring other insurance agencies.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the property and casualty, commercial general liability and automobile markets, many of whom are larger, have greater financial and other resources, have better ratings, and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Competition is having a material adverse effect on our business, results of operations and financial condition.

Significant competition has emerged because of the January 2007 emergency Florida legislation session wherein it passed, and the Governor signed into law, a bill known as “CS/HB-1A.”. This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

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

Finally, during 2007 and during 2008, approximately two dozen new homeowner insurance companies have received authority by the Florida Office of Insurance Regulation (“Florida OIR”) to commence business as admitted carriers in the state of Florida. At least one new carrier has been licensed to enter the Florida homeowners’ market during the quarter ended March 31, 2009.

We believe that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

We have not participated in the Capital Build-Up incentive program and therefore have been able to remain committed to the discipline of writing business that is profitable from an underwriting perspective. This commitment has resulted in a significant erosion of our homeowners’ property insurance market share in 2007, 2008 and 2009. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds.

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

With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew the existing policy. Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Ocean Harbor Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended March 31, 2009 included in Item I of this Report on 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended March 31, 2009 included in Item I of this Report on 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of March 31, 2009 Compared with December 31, 2008

Total Investments

SFAS No. 115 addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS No. 115 requires that these securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income”.

Total Investments increased $45.6 million, or 175.0%, to $71.7 million as of March 31, 2009, compared with $26.1 million as of December 31, 2008. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During the three months ended March 31, 2009, we invested $45.6 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 93% of total investments as of March 31, 2009, compared with 48% as of December 31, 2008.

We did not hold any trading investment securities during the three months ended March 31, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains and losses at March 31, 2009 and December 31, 2008 by category.  Of the $1.4 million unrealized losses for equity securities, $0.4 million is from Western Asset / Claymore Inflation Linked Securities and Income Fund (“WIA”).  The fund invests at least 80% of its total assets in inflation- linked securities and at least 60% of its total managed assets in U.S. Treasury Inflation-Protected Securities.

	Unrealized Gains and (Losses)
	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Fixed maturities:
U.S. government obligations	$268	$-
Obligations of states and political subdivisions	(188)	(148)
	81	(148)

Corporate securities:
Communications	-	(279)
Financial	-	(661)
Other	(534)	3
	(534)	(936)
Equity securities:
Common stocks	(1,404)	(819)

Total fixed, corporate and equity securities	$(1,858)	$(1,903)

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

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2009, in connection with this process, we have not charged any net realized investment loss to operations.

The investments held at March 31, 2009 and December 31, 2008 were comprised mainly of United States government and agency bonds, as well as municipal bonds which are viewed by the Company as conservative and less risky holdings, though sensitive to interest rate changes. There is a smaller concentration of corporate bonds, predominantly held in the financial and conglomerate industries. At March 31, 2009, approximately 36% of the equity holdings are in mutual funds and 64% are in equities related to diverse industries.

As of March 31, 2009, all of our securities are in good standing and not impaired as defined by FASB SFAS No. 115, except for our holdings in Blackrock Pfd, Inc., which were impaired $2.1 million as of December 31, 2008.

During the three months ended March 31, 2009, we categorized $5.0 million to available-for-sale from held-to-maturity because a collateralized requirement was reduced.

In 2008, we categorized $14.2 million of our bond portfolio as held-to-maturity because we decided that we had the intention and ability to hold the bonds until maturity. During the three months ended December 31, 2008, we categorized $3.4 million of these bonds to available-for-sale because a collateralized requirement was reduced.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2008, we reclassified $13.5 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure irrevocable letters of credit to facilitate business opportunities in connection with our commercial general liability program.

In order to expand our commercial general liability business, American Vehicle has entered into various quota-share reinsurance agreements wherein American Vehicle is the cedant. These quota-share reinsurance treaties require American Vehicle to securitize its credit risk by posting irrevocable letters of credit. The irrevocable letters of credit are fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century. Outstanding irrevocable letters of credit total $1.9 million and $3.0 million for the period ended March 31, 2009 and December 31, 2008, respectively.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $45.8 million, or 36.8%, to $78.8 million as of March 31, 2009, compared with $124.6 million as of December 31, 2008.

Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from these called securities were in cash and short-term investments as of December 31, 2008. During the three months ended March 31, 2009, we invested $45.6 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements. Our daily closing cash balance of approximately $1.0 million is swept into an overnight repurchase agreement account backed by U.S. Government securities.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $4.1 million, or 74.5%, to $9.7 million as of March 31, 2009, compared with $5.5 million as of December 31, 2008.  The increase is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $0.8 million, or 22.5%, to $4.1 million as of March 31, 2009, compared with $3.4 million as of December 31, 2008.

Our homeowners’ insurance premiums receivable increased $0.6 million, or 35.5%, to $2.3 million as of March 31, 2009, compared with $1.7 million as of December 31, 2008.  The increase can be attributed to the seasonality of the purchasing patterns of our policyholders.

Our commercial general liability insurance premiums receivable increased less than $0.1 million, or 2.0%, to $1.7 million as of March 31, 2009, compared with $1.7 million as of December 31, 2008.

Premiums receivable in connection with our automobile line of business increased $0.1 million, or 133.6%, to $0.3 million as of March 31, 2009, compared with $0.1 million as of December 31, 2008.

Reinsurance Recoverable, net

 Reinsurance recoverable, net, increased $0.8 million, or 4.8%, to $17.7 million as of March 31, 2009, compared with $16.9 million as of December 31, 2008. The increase is due to payment patterns by our reinsurers. All amounts are current and deemed collectable, except for a particular reinsurer in connection with the 2005 – 2006 reinsurance treaties, for whom we have recorded a $0.2 million pretax valuation allowance. We believe concentrations of credit risk associated with our reinsurance recoverables, net are not significant.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $1.5 million, or 23.4%, to $8.1 million as of March 31, 2009, compared with $6.6 million as of December 31, 2008. The increase is due to increased homeowner’s written and unearned premium, net of decreased commercial general liability premium.

Deferred Income Taxes, net

Deferred income taxes, net, increased $0.5 million, or 6.4%, to $9.1 million as of March 31, 2009, compared with $8.5 million as of December 31, 2008. Deferred income taxes, net is comprised of approximately $12.0 million and $10.8 million of deferred tax assets, net of approximately $2.9 million and $2.3 million of deferred tax liabilities as of March 31, 2009 and December 31, 2008, respectively.

Income Taxes Receivable

Income taxes receivable decreased $0.3, or 14.8%, to $1.9 million as of March 31, 2009, compared with $2.3 million as of December 31, 2008. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased less than $0.1 million, or 4.4%, to $0.8 million as of March 31, 2009 compared with $0.9 million as of December 31, 2008. The decrease is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets increased $0.4 million, or 14.3%, to $2.8 million as of March 31, 2009, compared with $2.5 million as of December 31, 2008. Major components of other assets are as follows.

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Accrued interest income receivable	$512	$243
Notes receivable	577	703
Prepaid expenses	685	748
Revenue sharing due from reinsurer	423	282
Other	629	496
Total	$2,826	$2,472

Unpaid Losses and LAE

Unpaid losses and LAE increased $1.3 million, or 2.0%, to $66.1 million as of March 31, 2009, compared with $64.8 million as of December 31, 2008. The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$7,533	$21,073	$28,607	$8,029	$19,682	$27,711
Commercial General Liability	7,766	27,717	35,483	7,531	27,303	34,834
Automobile	570	1,431	2,001	667	1,564	2,231
Total	$15,870	$50,221	$66,091	$16,227	$48,548	$64,775

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.3 million during the three months ended March 31, 2009.

Unearned Premium

Unearned premiums increased $6.1 million, or 15.1%, to $46.6 million as of March 31, 2009, compared with $40.5 million as of December 31, 2008. The increase was due to a $7.2 million increase in unearned homeowners’ insurance premiums of which $6.0 million is associated with our assumption of risks from Citizens, a $1.0 million decrease in unearned commercial general liability premiums, and less than a $0.1 million decrease in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.3 million, or 16.0%, to $2.0 million as of March 31, 2009, compared with $1.7 million as of December 31, 2008. Premium deposits are monies received on policies not yet in force as of March 31, 2009.

Bank Overdraft

Bank overdraft increased $0.6 million, or 7.4%, to $9.3 million as of March 31, 2009, compared with $8.7 million as of December 31, 2008. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The increase relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.1 million, or 8.1%, to $1.4 million as of March 31, 2009, compared with $1.5 million as of December 31, 2008. In accordance with the provisions of SFAS Number 13 Accounting for Leases (“SFAS No. 13”), we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.7 million, or 17.9%, to $3.0 million as of March 31, 2009, compared with $3.7 million as of December 31, 2008.  This decrease is due to our cash management efforts and timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Gross Premiums Written

Gross premiums written increased $0.8 million, or 3.0%, to $28.4 million for the three months ended March 31, 2009, compared with $27.6 million for the three months ended March 31, 2008.  The following table denotes gross premiums written by major product line.

	Three Months Ended March 31,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage
Homeowners'	$23,028	80.99%	$19,990	72.42%
Commercial General Liability	4,523	15.91%	7,355	26.64%
Federal Flood	736	2.59%	-	-
Automobile	144	0.51%	259	0.94%
Gross written premiums	$28,431	100.00%	$27,603	100.00%

The Florida Legislature required a rate decrease that resulted in an average 15.2% decrease statewide on homeowners' policies that was integrated into our rates on June 1, 2007. The effect of this rate decrease on existing policies and the corresponding premium decrease in direct written premium was fully recognized in policies by May 31, 2008. In addition, a rate decrease of 11.3% statewide for homeowners' policies was approved by the Florida OIR and implemented with an effective date of May 1, 2008 for new business and June 1, 2008 for renewal business for the homeowners' program. The effect of this rate decrease is flowing through the Company’s homeowners’ book of business such that a full impact of the premium decreases on direct written premium should be realized by April 2009 for the homeowners' program. These rate decreases have had an adverse effect on earned premium.

We continue to afford premium discounts in response to wind mitigation efforts by policyholders.  Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium.  As of March 31, 2009, 56.4 % of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $19.1 million, (a 32.7% reduction of in-force premium), while 38.1% of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $7.4 million, (an 8.8% reduction of in-force premium), as of March 31, 2008.

Despite effects of Florida’s mandated homeowner’s rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies increased $3.0 million, or 15.2%, to $23.0 million for the three months ended March 31, 2009, compared with $20.0 million for the three months ended March 31, 2008. Included in our sale of homeowners’ policies during the three months ended March 31, 2009, is $7.3 million we assumed from Citizens.

We are required to report write-your-own-flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and all subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

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

 The Company’s sale of commercial general liability policies decreased by $2.8 million to $4.5 million for the three months ended March 31, 2009, compared with $7.4 million for the three months ended March 31, 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$24	0.53%	$44	0.59%
Arkansas	1	0.02%	8	0.11%
California	45	0.99%	95	1.30%
Florida	3,412	75.44%	4,883	66.40%
Georgia	86	1.90%	187	2.55%
Louisiana	792	17.51%	1,184	16.09%
South Carolina	1	0.03%	32	0.43%
Texas	162	3.58%	910	12.37%
Virginia	-	-	12	0.16%
Total	$4,523	100.00%	$7,355	100.00%

The Company’s sale of auto insurance policies decreased by $0.1 million, or 44.3%, to $0.1 million for the three months ended March 31, 2009, compared with $0.3 million for the three months ended March 31, 2008. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew existing policies.

Gross Premiums Ceded

Gross premiums ceded increased to $0.3 million for the three months ended March 31, 2009, compared with nothing for the three months ended March 31, 2008.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $8.1 million for the three months ended March 31, 2009, compared with $11.2 million for the three months ended March 31, 2008. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $6.1 million for the three months ended March 31, 2009, compared with $2.2 million for the three months ended March 31, 2008. The change was due to a $7.2 million increase in unearned homeowners’ insurance premiums of which $6.0 million is associated with our assumption of policies from Citizens, and a $1.0 million decrease in unearned commercial general liability premiums during the three months ended March 31, 2009.

Net Premiums Earned

Net premiums earned decreased $4.7 million, or 25.3%, to $13.9 million for the three months ended March 31, 2009, compared with $18.6 million for the three months ended March 31, 2008. The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
Homeowners'	$8,275	59.51%	$10,971	58.97%
Commercial General Liability	5,526	39.75%	7,352	39.51%
Automobile	103	0.74%	283	1.52%
Net premiums earned	$13,905	100.00%	$18,606	100.00%

The change in commercial general liability net premiums earned is a result of decreased premium volume.

The change in homeowners’ net premiums earned is a result of a $7.2 million increase in unearned premiums, of which $6.0 million is associated with our assumption of risks from Citizens, and a $3.0 million increase in premium volume, of which $7.3 million is associated with Citizens.

Commission Income

Commission income increased $0.1 million, or 101.4%, to $0.2 million for the three months ended March 31, 2009, compared with $0.1 million for the three months ended March 31, 2008. The primary component of our commission income is in connection with our reinsurance treaties and write-your-own-flood premiums.

Finance Revenue

Finance revenue remained unchanged at $0.1 million for the three months ended March 31, 2009, compared with $0.1 million for the three months ended March 31, 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.1 million, or 13.7%, to $0.4 million for the three months ended March 31, 2009, compared with $0.5 million for the three months ended March 31, 2008.

Net Investment Income

Net investment income decreased $1.2 million, or 65.7%, to $0.6 million for the three months ended March 31, 2009, compared with $1.9 million for the three months ended March 31, 2008.

Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, decreased $0.4 million, to $0.2 million for the three months ended March 31, 2009, compared with less than $0.9 million for the three months ended March 31, 2008. Net investment income on U.S. government bonds decreased $0.3 million, to less than $0.2 million for the three months ended March 31, 2009, compared with $0.5 million for the three months ended March 31, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Affecting our net investment income was a decrease in the overall yield to 1.71% for the three months ended March 31, 2009 compared with a yield of 4.59% for the three months ended March 31, 2008.

Net investment income and the overall yield were adversely affected by having approximately $75.4 million in the Prime Money Market account that provides less than a 1.0% yield.

Net Realized Investment Losses

Net realized investment losses were $0.5 million for the three months ended March 31, 2009, compared with $1.6 million for the three months ended March 31, 2008. Realized investment losses recognized for the three months ended March 31, 2009 were a result of sales of non-performing investments in Citigroup and Nextel.  Realized investment losses recognized for the three months ended March 31, 2008 were a result of SFAS No.115 impairments for PDL Biopharma, Inc. and Citigroup, Inc. The table below depicts the net realized investment losses by investment category for the three months ended March 31, 2009 as compared with the same period during 2008.

	Net Realized (Losses) Gains
	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Fixed maturities:
U.S. government obligations and agencies	$26	$16
Obligations of states and political subdivisions	0	(4)
Corporate	(284)	-

Equity securities:
Common stocks	(280)	(1,662)

Total net realized (losses)	$(537)	$(1,649)

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.2 million, or 70.1%, to $0.5 million for the three months ended March 31, 2009, compared with $0.3 million for the three months ended March 31, 2008.

Other Income

Other income increased $0.1 million, or 69.4%, to $0.3 million for the three months ended March 31, 2009, compared with $0.2 million for the three months ended March 31, 2008.

Major components of other income for the three months ended March 31, 2009 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in connection with rental income, note receivable interest income and miscellaneous income.

Losses and LAE

Losses and LAE, our most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of our policyholders, including expenses required to settle claims and losses. We revise our estimates based on the results of analysis of estimated future payments to be made. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Losses and LAE increased by $1.0 million, or 12.7%, to $8.9 million for the three months ended March 31, 2009, compared with $7.9 million for the three months ended March 31, 2008. The overall change includes a $0.5 million increase in our homeowners’ program, less than a $0.1 million increase in our commercial general liability program and a $0.4 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$7,533	$21,073	$28,607	$8,029	$19,682	$27,711
Commercial General Liability	7,766	27,717	35,483	7,531	27,303	34,834
Automobile	570	1,431	2,001	667	1,564	2,231
Total	$15,870	$50,221	$66,091	$16,227	$48,548	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.3 million during the three months ended March 31, 2009.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended March 31, 2009 was 63.8% compared with 42.3% for the same period in 2008. The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2009	2008
Homeowners'	62.01%	38.58%
Commercial General Liability	65.98%	49.93%
Automobile	91.01%	2.24%
All lines	63.81%	42.32%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.4 million, or 23.2%, to $1.9 million for the three months ended March 31, 2009, compared with $1.6 million for the three months ended March 31, 2008. The change is primarily due to an unusual $0.5 million credit to premium tax expense during the three months ended March 31, 2008.

Salaries and Wages

Salaries and wages increased less than $0.2 million, or 8.5%, to $1.9 million for the three months ended March 31, 2009, compared with $1.8 million for the three months ended March 31, 2008. The change is primarily due to the addition of Insure-Link, created to serve as an independent insurance agency.

The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $120,000 during the three months ended March 31, 2009 compared with approximately $138,000 for the three months ended March 31, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $1.1 million, or 28.5%, to $2.7 million for the three months ended March 31, 2009, compared with $3.8 million for the three months ended March 31, 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowner’s written and unearned premium, net of decreased commercial general liability premium.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $0.1 million for the three months ended March 31, 2009, compared with a provision for income tax expense of $0.7 million for the three months ended March 31, 2008.  The provision for income tax benefit for the three months ended March 31, 2009 is primarily due to our tax-exempt interest and dividend received deduction. The provision for income tax expense for the three months ended March 31, 2008 included a one-time $0.6 million benefit in connection with the estimation of the previous years’ income taxes.

Net Income

Because of the foregoing, the Company’s net income for the three months ended March 31, 2009, was $0.3 million compared with net income of $4.3 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

For the three months ended March 31, 2009, our primary sources of capital were revenues generated from operations, including increased unearned premiums, increased unpaid losses and LAE, increased bank overdraft, decreased net realized investment losses, income taxes recoverable, increased premium deposits and customer credit balances, non-cash compensation, depreciation and amortization and an increase in the provision for credit losses, net. Also contributing to our liquidity were proceeds from the sale of investments and the tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the three months ended March 31, 2009, operations provided net operating cash flow of $0.8 million, compared with $2.3 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009, operations generated $9.7 million of gross cash flow due to a $6.1 million increase in unearned premiums, a $1.3 million increase in unpaid losses and LAE, a $0.6 million increase in bank overdraft, $0.5 million in net realized investment losses, a $0.3 million decrease in income taxes recoverable, a $0.3 million increase in premium deposits and customer credit balances,  $0.1 million in non-cash compensation, less than $0.1 million in depreciation and amortization, all in conjunction with net income of $0.3 million.

For the three months ended March 31, 2009, operations used $9.0 million of gross cash flow primarily due to a $4.1 million increase in prepaid reinsurance premiums, a $1.5 million increase in policy acquisition costs, net of amortization, $0.8 million increase in reinsurance recoverable, net, a $0.7 million increase in premiums receivable and a $0.6 million decrease in accounts payable and accrued expenses. To a much less significant extent, operations used additional sources of cash via a $0.5 million increase in deferred income tax expense, a $0.5 million increase in other assets, less than $0.1 million in amortization of investment discount, net, and less than $0.1 million decrease in the provision for uncollectible premiums receivable.

For the three months ended March 31, 2009, net investing activities used $46.1 million, compared with having provided $24.0 million for the three months ended March 31, 2008. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2009, investing activities generated $12.3 million and used $58.4 million mainly from the sale and purchase activity in our bond portfolio. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from these called securities were in cash and short-term investments as of December 31, 2008.  During the three months ended March 31, 2009, we invested $45.0 million in longer-term investments. We are currently evaluating long and short-term investment options for best yields that match our liquidity needs.

For the three months ended March 31, 2009, net financing activities used $0.5 million, compared with $0.9 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, the uses of cash in connection with financing activities included $0.5 million in dividends paid.

We offer direct billing in connection with our homeowners’, commercial general liability and automobile programs. Direct billing is an agreement in which the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy at policy inception, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder.

We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case.

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Information related to quantitative and qualitative disclosures about market risk was included under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2008. No material changes have occurred in market risk since this information was disclosed except as discussed below.

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity.  Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. A summary of the investment portfolio as of March 31, 2009 follows.

	Book Value		Fair / Amortized Value		Unrealized Gain (Loss)
	(Dollars in Thousands)
Fixed maturities:
U.S. government obligations and agencies available for sale	$16,799	22.84%	$17,067	23.81%	$268
U.S. government obligations and agencies held to maturity	2,643	3.59%	2,643	3.69%	-
Obligations of states and political subdivisions available for sale	27,222	37.01%	27,034	37.71%	(188)
	46,664	63.44%	46,744	65.21%	81
Corporate securities:
Financial available for sale	7,353	10.00%	6,800	9.49%	(552)
Other available for sale	8,578	11.66%	8,596	11.98%	18
Other held to maturity	2,249	3.06%	2,249	3.14%	-
	18,179	24.72%	17,645	24.61%	(534)
Equity securities:
Common stocks available for sale	8,704	11.84%	7,300	10.18%	(1,404)

Total fixed, corporate and equity securities	$73,548	100.00%	$71,690	100.00%	$(1,858)

For our held to maturity portfolio as of March 31, 2009, the unrealized gain totaled approximately $223,000 and was almost entirely in connection with our U.S. government obligations and agencies.

As of March 31, 2009, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2009.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of March 31, 2009, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we have issued an aggregate of 135,000 options to certain executive and non-executive employees of the Company under our 2002 stock option plan. The options have an exercise price between $3.30 and $4.73 per share, vest over three or five years and expire six years from the grant date.

(b) None

(c)  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

21st Century Holding Company

Item 6

Exhibits

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

Date: May 11, 2009

21st Century Holding Company

EXHIBIT INDEX

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