Form 10-Q
period 2009-06-30
21ST CENTURY HOLDING CO
filed 2009-08-10
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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

Common Stock, $.01 par value – 8,013,894 outstanding as of August 10, 2009

21ST CENTURY HOLDING COMPANY

INDEX

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$90,172	$9,429
Debt maturities, held to maturity, at amortized cost	3,527	13,496
Equity securities, available for sale, at fair value	10,195	3,140

Total investments	103,894	26,065

Cash and short term investments	63,236	124,577
Prepaid reinsurance premiums	1,141	5,537
Premiums receivable, net of allowance for credit losses of $52 and $122, respectively	4,561	3,353
Reinsurance recoverable, net of allowance for credit losses of $0 and $226, respectively	18,879	16,880
Deferred policy acquisition costs	9,849	6,558
Deferred income taxes, net	7,434	8,530
Income taxes receivable	2,889	2,275
Property, plant and equipment, net	770	855
Other assets	3,527	2,472

Total assets	$216,180	$197,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$67,772	$64,775
Unearned premiums	56,690	40,508
Premiums deposits and customer credit balances	2,025	1,700
Bank overdraft	8,391	8,694
Deferred gain from sale of property	1,251	1,495
Accounts payable and accrued expenses	2,448	3,699

Total liabilities	138,577	120,871

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 8,013,894 and 8,013,894, respectively.	80	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,259	49,979
Accumulated other comprehensive (deficit)	(221)	(1,187)
Retained earnings	27,485	27,359
Total shareholders' equity	77,603	76,231
Total liabilities and shareholders' equity	$216,180	$197,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$33,601	$27,241	$62,032	$54,844
Gross premiums ceded	(19,588)	(8,233)	(19,916)	(8,233)

Net premiums written	14,013	19,008	42,116	46,611

Increase (Decrease) in prepaid reinsurance premiums	10,305	(2,366)	2,236	(13,520)
(Increase) Decrease in unearned premiums	(10,053)	(1,183)	(16,182)	973

Net change in prepaid reinsurance premiums and unearned premiums	252	(3,549)	(13,946)	(12,547)

Net premiums earned	14,265	15,459	28,169	34,066
Commission income	383	964	621	1,082
Finance revenue	91	92	174	177
Managing general agent fees	478	530	909	1,029
Net investment income	584	1,899	1,229	3,775
Net realized investment gains (losses)	69	(4,664)	(468)	(6,313)
Regulatory assessments recovered	1,188	912	1,736	1,234
Other income	70	235	382	419

Total revenue	17,128	15,427	32,752	35,469

Expenses:
Losses and LAE	8,974	12,494	17,848	20,368
Operating and underwriting expenses	2,308	1,473	4,224	3,029
Salaries and wages	1,897	1,763	3,806	3,521
Policy acquisition costs, net of amortization	2,915	3,787	5,659	7,623

Total expenses	16,094	19,517	31,537	34,541

Income before provision for income tax expense (benefit)	1,034	(4,090)	1,215	928
Provision for income tax expense (benefit)	250	(1,590)	128	(881)

Net income (loss)	$784	$(2,500)	$1,087	$1,809

Basic net income (loss) per share	$0.10	$(0.31)	$0.14	$0.23

Fully diluted net income (loss) per share	$0.10	$(0.31)	$0.14	$0.23

Weighted average number of common shares outstanding	8,013,894	7,974,053	8,013,894	7,944,305

Weighted average number of common shares outstanding (assuming dilution)	8,013,894	7,974,053	8,013,894	7,975,057

Dividends paid per share	$0.06	$0.18	$0.24	$0.36

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$1,087	$1,809
Adjustments to reconcile net income to net cash provided by (used) operating activities:
Amortization of investment discount, net	(233)	(106)
Depreciation and amortization of property plant and equipment, net	94	166
Net realized investment losses	(468)	(6,314)
Provision (recovery) for credit losses, net	26	(7)
Provision for uncollectible premiums receivable	70	50
Non-cash compensation	229	503
Changes in operating assets and liabilities:
Premiums receivable	(1,278)	(1,417)
Prepaid reinsurance premiums	4,396	7,680
Reinsurance recoverable, net	(1,999)	6,146
Income taxes recoverable	(614)	(1,710)
Deferred income tax expense	1,096	(2,515)
Policy acquisition costs, net of amortization	(3,290)	152
Premium finance contracts receivable	-	226
Other assets	(1,324)	(223)
Unpaid losses and LAE	2,996	(1,337)
Unearned premiums	16,182	(973)
Premium deposits and customer credit balances	325	(620)
Income taxes payable	-	(4,226)
Bank overdraft	(302)	321
Accounts payable and accrued expenses	(1,252)	(1,230)
Net cash provided by (used) operating activities	15,741	(3,625)
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	26,966	81,595
Purchases of investment securities available for sale	(103,128)	(34,830)
Purchases of property and equipment	(9)	(42)
Net cash (used) provided by investing activities	(76,171)	46,723
Cash flow (used) by financing activities:
Exercised stock options	-	1,337
Dividends paid	(962)	(2,814)
Acquisition of Common Stock	-	(144)
Tax benefit (provision) related to non-cash compensation	51	(207)
Net cash (used) by financing activities	(911)	(1,828)
Net (decrease) increase in cash and short term investments	(61,341)	41,270
Cash and short term investments at beginning of period	124,577	22,524
Cash and short term investments at end of period	$63,236	$63,794

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2009	2008
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$178	$8,125
Non-cash investing and finance activities:
Accrued dividends payable	$481	$1,445

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)	Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company, Inc. and its subsidiaries, unless the context indicates otherwise.

21st Century is an insurance holding company. Through our subsidiaries and contractual relationships we control substantially all aspects of the insurance underwriting, distribution and claims processes for most products offered . We are authorized to underwrite homeowners’ multiple peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is licensed as an admitted carrier in Florida.  Through contractual relationships with a network of approximately 1,500 independent and a select number of general agents, Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ multi-peril insurance in Florida.

American Vehicle is licensed as an admitted carrier in Alabama, Florida, Louisiana and Texas, and is authorized to underwrite homeowners’ multi-peril, commercial multi-peril, inland marine, surety and personal and commercial automobile insurance in Florida as an admitted carrier. American Vehicle is licensed as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and is authorized to underwrite commercial general liability insurance in all of these states. We will continue to deploy commercial general liability and other commercial  insurance products into new states. This expansion will be achieved primarily through partnerships with other insurance companies that hold appropriate licensing and product offerings.  New partnerships formed in 2009 will enable us to deploy products for which we have a risk appetite, and those products that will be deployed to capture fee income.

An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

During the six months ended June 30, 2009, 83.3%, 13.6%, 2.8% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the six months ended June 30, 2008, 72.8%, 26.6% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and loss adjustment expenses (“LAE”) are less than actual losses and LAE, we increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than actual losses and LAE, we decrease reserves with a corresponding increase in our net income in the period in which the deficiency is identified.

21st Century Holding Company
Notes to Consolidated Financial Statements

We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, Texas and Virginia. During the first six months of 2009, Assurance MGA contracted with two third party insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2009 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates a 6% commission fee and a $25 per policy fee from its affiliates Federated National and American Vehicle.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of deferred policy acquisition costs (“DPAC”), and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail at Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2008, which we included in the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.

We believe that during the first six months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

21st Century Holding Company
Notes to Consolidated Financial Statements

The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, and in the case of unpaid losses and LAE, an actuarial valuation. Management regularly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. In selecting the best estimate, we utilize various actuarial methodologies. Each of these methodologies is designed to forecast the number of claims we will be called upon to pay and the amounts we will pay on average to settle those claims. In arriving at our best estimate, our actuaries consider the likely predictive value of the various loss development methodologies employed in light of underwriting practices, premium rate changes and claim settlement practices that may have occurred, and weight the credibility of each methodology. Our actuarial methodologies take into account various factors, including, but not limited to, paid losses, liability estimates for reported losses, paid allocated LAE, salvage and other recoveries received, reported claim counts, open claim counts and counts for claims closed with and without payment for loss.

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

SFAS Number 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. SFAS No. 115 requires that these securities be classified into one of three categories, Held-to-maturity, Trading, or Available-for-sale securities.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

(B) Impact of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

            In May 2009, FASB issued SFAS Number 165, “Subsequent Events” (“SFAS No. 165”).  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth:

1.
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,

2.	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and,

3.	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements or condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 change existing impairment guidance under SFAS Number 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).  The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.  FSP FAS 115-2 and FSP FAS 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings.  FSP FAS 115-2 and FSP FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than-Temporary Impairments.   This SAB amends Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (Topic 5.M.).   On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, to provide guidance for assessing whether an impairment of a debt security is other than temporary.  SAB 111 maintains the staff’s previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope.

21st Century Holding Company
Notes to Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Pronouncements Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).   FSP FAS 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of SFAS Number 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually.   FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement.  SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements or condition.

In February 2008, FASB issued FSP FAS 157-2, “Effective Date of SFAS No. 157” (“FSP FAS 157-2”).   FSP FAS 157-2, which was effective upon issuance and delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.  FSP FAS 157-2 also covers interim periods within the fiscal years for items within the scope of this FSP.  The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial statements or condition.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of SFAS No. 157 in a market that is not active.  It allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS No. 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements or condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  FSP FAS 157-4 must be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements or condition.

In March 2008, the FASB issued SFAS Number 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB SFAS Number 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company does not utilize derivative instruments, and, accordingly the adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial statements.

21st Century Holding Company
Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS Number 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements that shall be applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements or condition.

In February 2007, FASB issued SFAS Number 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted SFAS No. 159 on its effective date, January 1, 2008.  The Company did not elect to measure any financial assets and liabilities with SFAS No. 159 fair value option, and accordingly, to date, there is no impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Number 123R Share-Based Payment (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the provisions of SFAS No. 123R.

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us, as it did in 2006 and 2007. Through 2007, we have been assessed $6.7 million in connection with the association. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $5.5 million in connection with these assessments. There were no assessments made for the year ended December 31, 2008 or the six months ended June 30, 2009.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provided for participation of our reinsurers totaling $1.8 million of the $2.3 million in assessments. There was no assessment made for the year ended December 31, 2008 or the six months ended June 30, 2009.

Pursuant to Florida Statutes Section 627.3512, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with the Citizens assessments and has since recouped approximately $2.1 million. Federated National subrogated approximately $1.8 million to the reinsurers.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during either 2009 or 2008.  Future assessments by this association are undeterminable at this time.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2009	$314
2010	638
2011	650
Total	$1,602

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

(5) Fair Value Disclosure

In April 2009, the FASB issued FSP FAS 157-4.  FSP FAS 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  FSP FAS 157-4 must be applied prospectively. The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial statements or condition.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis pursuant to SFAS No. 115 are presented in accordance with SFAS No. 157 as follows.

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
US government obligations	$-	$48,857	$-	$48,857
Corporate	41,315	-	-	41,315
	41,315	48,857	-	90,172

Equity securities:
Common stocks	10,195	-	-	10,195
	10,195	-	-	10,195

Total debt and equity securities	$51,510	$48,857	$-	$100,367

(6) Comprehensive Income

For the three and six months ended June 30, 2009 and 2008, comprehensive income consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Net income (loss)	$784	$(2,500)	$1,087	$1,809
Change in net unrealized gains on investments available for sale	1,503	1,602	1,549	1,675
Comprehensive income (loss) , before tax	2,287	(898)	2,636	3,484
Income tax (expense) benefit related to items of other comprehensive income	(566)	(634)	(583)	(589)
Comprehensive income (loss)	$1,721	$(1,532)	$2,053	$2,895

21st Century Holding Company
Notes to Consolidated Financial Statements

(7) Reinsurance Agreements

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic risk and to help manage capital, while lessening earnings volatility and improving shareholder return, and to support the required statutory surplus requirements. Our catastrophe reinsurance program has been designed to coordinate coverage provided under various treaties with various retentions and limits. Additionally, the reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this. In a report dated May 12, 2009 by FHCF it concluded with the following points.

1)	The FHCF has substantial liquid resources of $7.96 billion available to it ($4.4 billion from the projected 2009 year-end cash balance and $3.5 billion in pre-event bonding).

a)
These resources would enable the FHCF to avoid bonding after most events, and would provide a time cushion before bonding was required after a large event. If bonding were required, the FHCF would not need to access the markets all at once in order to meet its reimbursement obligations.

b)	The probability of storm losses exceeding these liquid resources is approximately 5.5% in a given season.

c)	The FHCF is a highly rated credit with long-term debt ratings of Aa3/AA-/AA-which are higher than all but a few reinsurers (Berkshire Re, Mapfre Re, Ms Frontier Re, and Tokio Millenium Re)

2)
However, because of the expanded size of the FHCF, it is more reliant on funding from the post-event bond market –measured in terms of total dollars needed to fulfill its maximum potential obligation –than it has ever been.

a)	Maximum potential bonding needs are approximately $23 billion.

b)	The ongoing global credit crisis has hampered the ability of all institutions, including the FHCF, to access the financial markets.

c)	Based on estimates from its three senior managing underwriters, the FHCF could have a significant bonding shortfall after a large hurricane.

3)
After receiving bonding capacity projections from the FHCF’s senior managers that ranged from $4.5 to $10 billion, a projected post-event bonding capacity estimate of $8 billion was used for analytical purposes, which resulted in a projected loss reimbursement capacity of $15.960 billion.

21st Century Holding Company
Notes to Consolidated Financial Statements

Additionally, the FHCF treaty contains an exclusion that specifically states “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.”

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2009–2010 hurricane season, thus requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval.

For the 2009-2010 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $446.3 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $339.7 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $259.0 million or 58.0% of the $446.3 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

As discussed in our Form 8-K dated June 16, 2009, the estimated cost to the Company for these reinsurance products for the 2009 - 2010 hurricane season, inclusive of approximately $18.6 million payable to the Florida Hurricane Catastrophe Fund ("FHCF") and the prepaid automatic premium reinstatement protection will be approximately $53.3 million. The combination of private and FHCF reinsurance treaties will afford approximately $446.3 million of aggregate coverage with maximum first event coverage totaling approximately $339.7 million. Our retention in connection with the first two covered events is $5.0 million for each event.

As discussed in our Form 8-K dated July 2, 2008, the cost to the Company for these reinsurance products for the 2008 - 2009 hurricane season, inclusive of approximately $8 million payable to the Florida Hurricane Catastrophe Fund ("FHCF") and the prepaid automatic premium reinstatement protection was approximately $31 million. These reinsurance treaties afforded approximately $298 million of aggregate coverage with maximum single event coverage totaling approximately $232 million. Our retention in connection with the first two covered events was $3 million.

The cost and amounts of reinsurance are based on management's current analysis of Federated National's exposure to catastrophic risk. Our data will be subjected to exposure level analysis as of September 30, 2009. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums because of increases or decreases in our exposure level.

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties insured us for approximately $310.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage total of approximately $245.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million or 54% of the $310.0 million of aggregate catastrophic losses and LAE. The FHCF afforded coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event. There were no claims made in connection with these treaties.

The FHCF Reimbursement Contract and Addendums are all effective June 1, 2009 and the private excess of loss type treaties are all effective July 1, 2009; all treaties have a term of one year. Effective January 1, 2012 the FHCF Reimbursement Contract and addendums are scheduled to change to a calendar year-end basis for Federated National as a limited apportionment company.

21st Century Holding Company
Notes to Consolidated Financial Statements

The 2009-2010 private reinsurance companies and their respective A. M. Best rating are listed in the table as follows.

Reinsurer	A.M. Best Rating

UNITED STATES
Everest Reinsurance Company	A+		**
Munich Reinsurance America, Inc.	A+		**
QBE Reinsurance Corporation	A		**

BERMUDA
ACE Tempest Reinsurance Limited	A+	*
Amlin Bermuda Limited	A
Ariel Reinsurance Company Limited	A-	*
DaVinci Reinsurance Limited	A	*
Flagstone Reinsurance Limited	A-
Hiscox Insurance Company Limited	A	*
Montpelier Reinsurance Limited	A-
Platinum Underwriters Bermuda Limited	A	*
Renaissance Reinsurance Limited	A+	*
Torus Insurance (Bermuda) Limited	A-	*

LONDON & EUROPE
Amlin Syndicate No. 2001 (AML)	A+		**
Antares Syndicate No. 1274 (AUL)	A		**
Arrow Syndicate No. 1910 (ARW)	A	*	**
Broadgate Syndicate No. 1301 (BGT)	A		**
Liberty Syndicates Services Limited, Paris for and on behalf of Lloyd's Syndicate No. 4472 (LIB)	A		**
Novae Syndicate No. 2007 (NVA)	A		**
SCOR Switzerland AG	A-

HEDGE FUNDS / COLLATERALIZED
Actua Re Limited	NR	*	(1)
Allianz Risk Transfer AG (Bermuda Branch)	NR-5	*	(2)

* 2009 Reinstatement Premium Protection Program Participants

** Admitted in Florida as a reinsurer, whether through licensing, accreditation or other means.

(Blank) Non admitted reinsurer in Florida.

(1) Participant has funded a trust agreement for their partcipation with approximately $6.4 million of cash and U.S. Government obligations of American institutions at fair market value.

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

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

21st Century Holding Company
Notes to Consolidated Financial Statements

In order to expand our commercial general liability business, American Vehicle has entered into various quota-share reinsurance agreements wherein American Vehicle is the cedant. These quota-share reinsurance treaties require American Vehicle to securitize its credit risk by posting irrevocable letters of credit. The irrevocable letters of credit are fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century. Outstanding irrevocable letters of credit total $1.9 million and $3.0 million for the period ended June 30, 2009 and December 31, 2008, respectively.

On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing American Vehicle the opportunity to market and underwrite commercial general liability insurance through a company that has an "A" rating with A.M. Best Company, Inc. ("A.M. Best"). This agreement will enable American Vehicle to deploy an artisan commercial general liability program in the Southeastern states to policyholders who require their commercial general liability insurance policy to come from an insurance company with a satisfactory A.M. Best rating. Operations began during the quarter ended June 30, 2009.

 (8) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 125,099 and 130,099 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of June 30, 2009, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 753,651 and 658,151 shares, respectively.

During the six months ended June 30, 2009, we granted 38,071 qualified stock options and 106,929 non-qualified stock options under our 2002 Stock Option Plan to employees, executive officers and directors with an average option price of $4.39 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of SFAS No. 123R and its effect on our operations, please refer to the foregoing section within this footnote.

21st Century Holding Company
Notes to Consolidated Financial Statements

Activity in the Company’s stock option plans for the period from December 31, 2006 to June 30, 2009, is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at December 31, 2006	44,750	$18.47	637,358	$13.80
Granted	109,849	$13.32	57,151	$13.18
Exercised	(2,000)	$6.67	(16,300)	$10.02
Cancelled	-	$-	(17,900)	$15.82
Outstanding at December 31, 2007	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at December 31, 2008	130,099	$16.07	658,151	$13.69
Granted	-	$-	145,000	$4.39
Exercised	-	$-	-	$-
Cancelled	(5,000)	$21.38	(49,500)	$10.95
Outstanding at June 30, 2009	125,099	$15.85	753,651	$12.08

Options outstanding as of June 30, 2009 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
March 31, 2009	50,219	$15.85	309,953	$12.08
December 31, 2009	14,770	$15.85	83,994	$12.08
December 31, 2010	19,770	$15.85	140,662	$12.08
December 31, 2011	19,770	$15.85	97,853	$12.08
December 31, 2012	19,770	$15.85	70,289	$12.08
December 31, 2013	800	$15.85	35,900	$12.08
Thereafter	-	$15.85	15,000	$12.08
Total options exercisible	125,099		753,651

Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS Number 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Upon the exercise of options, the Company issues previously authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation costs recognized during the six months ended June 30, 2009 and 2008 include:

21st Century Holding Company
Notes to Consolidated Financial Statements

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2009 are lower by approximately $230,000 and $145,000, respectively, than if it had continued to account for share-based compensation under ABP Opinion No. 25.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2008, are lower by approximately $258,000 and $168,000, respectively, than if it had continued to account for share-based compensation under ABP Opinion No. 25.

Basic and diluted earnings per share for the six months ended June 30, 2009 would have been $0.17 if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $0.15. Basic and diluted earnings per share for the six months ended June 30, 2008 would have been $.29 if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $0.23.

Basic and diluted earnings per share for the three months ended June 30, 2009 would have been $0.11 if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of $0.10. Basic and diluted earnings per share for the three months ended June 30, 2008 would have been ($0.30) if the Company had not adopted SFAS No. 123R, compared with reported basic and diluted earnings per share of ($0.31).

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

The weighted average fair value of options granted during the three months ended June 30, 2009 and 2008 estimated on the date of grant using the Black-Scholes option-pricing model was $1.13 and $2.87 to $3.63, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	June 30, 2009	June 30, 2008
Dividend yield	7.20% - 17.30%	5.50% - 8.30%
Expected volatility	57.54% - 70.68%	54.65% - 54.83%
Risk-free interest rate	1.22% - 1.50%	1.60% - 2.24%
Expected life (in years)	3.53 - 4.16	3.18 - 3.19

Volatility of a share price is the standard deviation of the continuously compounded rates of return on the share over a specified period. The higher the volatility, the more returns on the shares can be expected to vary up or down. The expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Our volatility as reflected above contemplates only historical volatility.

21st Century Holding Company
Notes to Consolidated Financial Statements

Summary information about the Company’s stock options outstanding as of June 30, 2009 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2009	Periods in Years	Exercise Price	June 30, 2009
1998 Plan	$6.67 - $27.79	125,099	3.87	$15.85	50,219
2002 Plan	$3.30 - $18.21	753,651	3.46	$12.08	309,953

(9) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2009, there were no preferred shares issued or outstanding and there were 8,013,894 shares of common stock outstanding.

(10) Subsequent Events

None

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General information about 21st Century Holding Company can be found at www.21stcenturyholding.com; however, the information that can be accessed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company, Inc. and its subsidiaries, unless the context indicates otherwise.

The unaudited consolidated financial statements of 21st Century have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  These financial statements do not include all information and notes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”). The December 31, 2008 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results of operations that may be achieved in the future.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other  filings with the Securities and Exchange Commission (“SEC”), including the Company’s 2008 10-K.

You are cautioned not to place reliance on these forward-looking statements, which are valid only as of the date they were made.  The Company undertakes no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.  In addition, readers should be aware that generally accepted accounting principles (“GAAP”) prescribes when a company may reserve for particular risks, including litigation exposures.  Accordingly, results for a given reporting period could be significantly affected when a reserve is established for a major contingency.  Reported results may therefore appear to be volatile in certain accounting periods.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company. Through our subsidiaries and contractual relationships we control substantially all aspects of the insurance underwriting, distribution and claims processes for most products offered . We are authorized to underwrite homeowners’ multiple peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is licensed as an admitted carrier in Florida.  Through contractual relationships with a network of approximately 1,500 independent and a select number of general agents, Federated National is authorized to underwrite fire, allied lines, personal automobile, and homeowners’ multi-peril insurance in Florida.

American Vehicle is licensed as an admitted carrier in Alabama, Florida, Louisiana and Texas, and is authorized to underwrite homeowners’ multi-peril, commercial multi-peril, inland marine, surety and personal and commercial automobile insurance in Florida as an admitted carrier. American Vehicle is licensed as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and is authorized to underwrite commercial general liability insurance in all of these states. We will continue to deploy commercial general liability and other commercial  insurance products into new states. This expansion will be achieved primarily through partnerships with other insurance companies that hold appropriate licensing and product offerings.  New partnerships formed in 2009 will enable us to deploy products for which we have a risk appetite, and those products that will be deployed to capture fee income.

An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices. Admitted carriers are also required to contribute financially to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

During the six months ended June 30, 2009, 83.3%, 13.6%, 2.8% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the six months ended June 30, 2008, 72.8%, 26.6% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance and personal automobile insurance, respectively.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and loss adjustment expenses (“LAE”) are less than actual losses and LAE, we increase reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than actual losses and LAE, we decrease reserves with a corresponding increase in our net income in the period in which the deficiency is identified.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, Texas and Virginia. During the first six months of 2009, Assurance MGA contracted with two third party insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2009 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates a 6% commission fee and a $25 per policy fee from its affiliates Federated National and American Vehicle.

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

Significant competition has emerged because of the January 2007 emergency Florida legislation session wherein it passed, and the Governor signed into law, a bill known as “CS/HB-1A”. This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

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

Additionally, in an effort to foster competition in the Florida homeowners’ property insurance market, the State of Florida created a Capital Build-Up incentive program in response to the catastrophic events that occurred during 2004 and 2005. This program provides matching statutory capital to any new or existing carrier licensed to write homeowners insurance in the state of Florida. This Capital Build-Up incentive program has certain default covenants that require participating carriers to maintain minimum net written premium ratios. This program was not legislatively funded for either 2009 or 2008.

Finally, during 2007 and during 2008, approximately two dozen new homeowner insurance companies have received authority by the Florida Office of Insurance Regulation (“Florida OIR”) to commence business as admitted carriers in the state of Florida. At least one new carrier has been licensed to enter the Florida homeowners’ market during the six months ended June 30, 2009.

We believe that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

We did not participate in the Capital Build-Up incentive program and therefore have been able to remain committed to the discipline of writing business that is profitable from an underwriting perspective. This commitment resulted in a significant erosion of our homeowners’ property insurance market share in 2008 as compared with 2007. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds.

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

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended June 30, 2009 included in Item I of this Report on 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended June 30, 2009 included in Item I of this Report on 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of June 30, 2009 Compared with December 31, 2008

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

Total Investments increased $77.8 million, or 298.6%, to $103.9 million as of June 30, 2009, compared with $26.1 million as of December 31, 2008. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During the six months ended June 30, 2009, we invested $70.8 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 97% of total investments as of June 30, 2009, compared with 48% as of December 31, 2008.

We did not hold any trading investment securities during the six months ended June 30, 2009.

Below is a summary of net unrealized gains and (losses) at June 30, 2009 and December 31, 2008 by category.  Of the $0.4 million unrealized losses for equity securities, less than $0.4 million is from Western Asset / Claymore Inflation Linked Securities and Income Fund (“WIA”).  The fund invests at least 80% of its total assets in inflation- linked securities and at least 60% of its total managed assets in U.S. Treasury Inflation-Protected Securities.

	Unrealized Gains and (Losses)
	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$(253)	$(148)
Corporate	343	(936)
	90	(1,084)

Equity securities:
Common stocks	(444)	(819)

Total debt and equity securities	$(354)	$(1,903)

Pursuant to Financial Accounting Standard Board (“FASB”) SFAS No. 115, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2009, in connection with this process, we have not charged any net realized investment loss to operations.

The investments held as of June 30, 2009 and December 31, 2008, were comprised mainly of United States Government and agency bonds, as well as municipal bonds and corporate bonds held in the financial and conglomerate industries. As of June 30, 2009 14% of the fixed income portfolio is in United States Government bonds and 86% is in diverse industries. As of  June 30, 2009, approximately 77% of the equity holdings are in mutual funds and 23% are in equities related to diverse industries.

As of June 30, 2009, all of our securities are in good standing and not impaired as defined by FASB SFAS No. 115, except for our holdings in Blackrock Pfd, Inc., which were impaired  $1.4 million as of June 30, 2009 and $2.1 million as of December 31, 2008.

In 2008, we categorized $14.2 million of our bond portfolio as held-to-maturity because we decided that we had the intention and ability to hold the bonds until maturity. During the three months ended December 31, 2008, we categorized all except $3.4 million of these bonds to available-for-sale because a collateralized requirement was reduced.

As of December 31, 2008, we reclassified $13.5 million of our bond portfolio as held-to-maturity. The decision to classify this layer of our bond portfolio as held-to-maturity was predicated on our intention and ability to hold these securities until maturity. Additionally, we have and may continue to use this position to secure credit to facilitate business opportunities in connection with our commercial general liability program. Outstanding irrevocable letters of credit, which were used for such purposes, total $1.9 million and $3.0 million for the period ended June 30, 2009 and December 31, 2008, respectively.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $61.4 million, or 49.2%, to $63.2 million as of June 30, 2009, compared with $124.6 million as of December 31, 2008.

Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During the six months ended June 30, 2009, we invested $70.8 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements. Our daily closing cash balance of approximately $2.0 million is swept into an overnight repurchase agreement account backed by U.S. Government securities.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $4.4 million, or 79.4%, to $1.1 million as of June 30, 2009, compared with $5.5 million as of December 31, 2008.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.2 million, or 36.0%, to $4.6 million as of June 30, 2009, compared with $3.4 million as of December 31, 2008.

Our homeowners’ insurance premiums receivable increased $1.6 million, or 90.2%, to $3.2 million as of June 30, 2009, compared with $1.6 million as of December 31, 2008.  Our commercial general liability insurance premiums receivable decreased $0.5 million, or 28.2%, to $1.2 million as of June 30, 2009, compared with $1.7 million as of December 31, 2008. Premiums receivable in connection with our automobile line of business increased $0.1 million, or 88.7%, to $0.2 million as of June 30, 2009, compared with $0.1 million as of December 31, 2008.

Reinsurance Recoverable, net

Reinsurance recoverable, net, increased $2.0 million, or 11.8%, to $18.9 million as of June 30, 2009, compared with $16.9 million as of December 31, 2008. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net are not significant.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $3.2 million, or 50.2%, to $9.8 million as of June 30, 2009, compared with $6.6 million as of December 31, 2008. The change is due to increased homeowner’s written and unearned premium, net of decreased commercial general liability premium.

Deferred Income Taxes, net

Deferred income taxes, net, decreased $1.1 million, or 12.8%, to $7.4 million as of June 30, 2009, compared with $8.5 million as of December 31, 2008. Deferred income taxes, net is comprised of approximately $11.0 million and $10.8 million of deferred tax assets, net of approximately $3.6 million and $2.3 million of deferred tax liabilities as of June 30, 2009 and December 31, 2008, respectively.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes Receivable

Income taxes receivable increased $0.6 million, or 27.0%, to $2.9 million as of June 30, 2009, compared with $2.3 million as of December 31, 2008. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.1 million, or 9.9%, to $0.8 million as of June 30, 2009 compared with $0.9 million as of December 31, 2008. The change is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets increased $1.0 million, or 42.7%, to $3.5 million as of June 30, 2009, compared with $2.5 million as of December 31, 2008. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investments related.

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Accrued interest income receivable	$1,075	$243
Notes receivable	585	703
Prepaid expenses	608	748
Revenue sharing due from reinsurer	564	282
Other	695	496
Total	$3,527	$2,472

Unpaid Losses and LAE

Unpaid losses and LAE increased $3.0 million, or 4.6%, to $67.8 million as of June 30, 2009, compared with $64.8 million as of December 31, 2008. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$7,818	$22,647	$30,465	$8,048	$19,678	$27,726
Commercial General Liability	8,138	27,291	35,429	7,531	26,998	34,529
Automobile	480	1,398	1,878	657	1,863	2,520
Total	$16,436	$51,336	$67,772	$16,236	$48,539	$64,775

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums increased $16.2 million, or 39.9%, to $56.7 million as of June 30, 2009, compared with $40.5 million as of December 31, 2008. The change was due to an $18.2 million increase in unearned homeowners’ insurance premiums of which $10.1 million is associated with our assumption of risks from Citizens, a $2.0 million decrease in unearned commercial general liability premiums, and less than a $0.1 million decrease in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.3 million, or 19.1%, to $2.0 million as of June 30, 2009, compared with $1.7 million as of December 31, 2008. Premium deposits are monies received on policies not yet in force as of June 30, 2009.

Bank Overdraft

Bank overdraft decreased $0.3 million, or 3.5%, to $8.4 million as of June 30, 2009, compared with $8.7 million as of December 31, 2008. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.2 million, or 16.3%, to $1.3 million as of June 30, 2009, compared with $1.5 million as of December 31, 2008. In accordance with the provisions of SFAS Number 13 Accounting for Leases (“SFAS No. 13”), we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.3 million, or 33.8%, to $2.4 million as of June 30, 2009, compared with $3.7 million as of December 31, 2008.  This change is due to the timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Gross Premiums Written

Gross premiums written increased $6.4 million, or 23.3%, to $33.6 million for the three months ended June 30, 2009, compared with $27.2 million for the three months ended June 30, 2008.  The following table denotes gross premiums written by major product line.

	Three Months Ended June 30,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage
Homeowners'	$28,660	85.30%	$19,931	73.16%
Commercial General Liability	3,895	11.59%	7,235	26.56%
Federal Flood	1,018	3.03%	-	-
Automobile	28	0.08%	75	0.28%
Gross written premiums	$33,601	100.00%	$27,241	100.00%

The Florida Legislature required a rate decrease that resulted in an average 15.2% decrease statewide on homeowners' policies that was integrated into our rates on June 1, 2007. The effect of this rate decrease on existing policies and the corresponding premium decrease in direct written premium was fully recognized in policies by May 31, 2008. In addition, a rate decrease of 11.3% statewide for homeowners' policies was approved by the Florida OIR and implemented with an effective date of May 1, 2008 for new business and June 1, 2008 for renewal business for the homeowners' program. The effect of this rate decrease is flowing through the Company’s homeowners’ book of business such that a full impact of the premium decreases on direct written premium was realized by April 2009 for the homeowners' program. These rate decreases have had an adverse effect on gross and earned premium.

We continue to afford premium discounts in response to wind mitigation efforts by policyholders.  Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium.  As of June 30, 2009, 61.8 % of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.3 million, (a 38.6% reduction of in-force premium), while 40.1% of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $11.4 million, (a 16.4% reduction of in-force premium), as of June 30, 2008.

Despite effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies increased $8.7 million, or 43.8%, to $28.7 million for the three months ended June 30, 2009, compared with $20.0 million for the three months ended June 30, 2008. Included in our sale of homeowners’ policies during the three months ended June 30, 2009, is $7.0 million we assumed from Citizens.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. On June 11, 2009, Demotech reaffirmed Federated National’s Financial Stability Rating® (FSR) of A, Exceptional.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The Company’s sale of commercial general liability policies decreased by $3.3 million to $3.9 million for the three months ended June 30, 2009, compared with $7.2 million for the three months ended June 30, 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$23	0.60%	$28	0.39%
Arkansas	1	0.04%	4	0.06%
California	9	0.24%	104	1.44%
Florida	3,040	78.06%	4,507	62.25%
Georgia	68	1.74%	143	1.98%
Kentucky	1	0.02%	1	0.01%
Louisiana	435	11.17%	1,330	18.37%
South Carolina	2	0.06%	28	0.39%
Texas	314	8.07%	1,090	15.06%
Virginia	2	-	-	-
Total	$3,895	100.00%	$7,235	100.00%

The Company’s sale of auto insurance policies decreased by less than $0.1 million, or 62.7%, to nearly nothing for the three months ended June 30, 2009, compared with less than $0.1 million for the three months ended June 30, 2008. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew existing policies.

Gross Premiums Ceded

Gross premiums ceded increased to $19.6 million for the three months ended June 30, 2009, compared with $8.2 million for the three months ended June 30, 2008. Gross premiums ceded to the Florida Hurricane Catastrophe Fund “(FHCF”) totaled $18.6 million and gross premiums ceded to the write-your-own flood program totaled $1.0 million for the three months ended June 30, 2009.

Increase (Decrease) in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $10.3 million for the three months ended June 30, 2009, compared with a $2.4 million decrease for the three months ended June 30, 2008. This change is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $10.1 million for the three months ended June 30, 2009, compared with a $1.2 million increase for the three months ended June 30, 2008. The change was due to an $11.1 million increase in unearned homeowners’ insurance premiums of which $4.1 million is associated with our assumption of policies from Citizens, net of a $1.0 million decrease in unearned commercial general liability premiums and a less than $0.1 million decrease in unearned automobile premiums during the three months ended June 30, 2009. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned decreased $1.2 million, or 7.7%, to $14.3 million for the three months ended June 30, 2009, compared with $15.5 million for the three months ended June 30, 2008. The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
Homeowners'	$9,239	64.77%	$7,977	51.60%
Commercial General Liability	4,978	34.90%	7,380	47.74%
Automobile	48	0.33%	103	0.67%
Net premiums earned	$14,265	100.00%	$15,460	100.00%

The change in commercial general liability net premiums earned is a result of decreased premium volume.

The change in homeowners’ net premiums earned is partially due to an $11.1 million increase in unearned premiums, of which $4.1 million is associated with our assumption of risks from Citizens, and an $8.7 million increase in premium volume, of which $7.0 million is associated with Citizens.

Commission Income

Commission income decreased $0.6 million, or 60.3%, to $0.4 million for the three months ended June 30, 2009, compared with $1.0 million for the three months ended June 30, 2008. The primary component of our commission income is in connection with our reinsurance treaties and write-your-own flood premiums.

Finance Revenue

Finance revenue remained unchanged at $0.1 million for the three months ended June 30, 2009, compared with $0.1 million for the three months ended June 30, 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased less than $0.1 million, or 9.8%, to less than $0.5 million for the three months ended June 30, 2009, compared with more than $0.5 million for the three months ended June 30, 2008.

Net Investment Income

Net investment income decreased $1.3 million, or 69.2%, to $0.6 million for the three months ended June 30, 2009, compared with $1.9 million for the three months ended June 30, 2008. Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, decreased $0.4 million to $0.5 million for the three months ended June 30, 2009, compared with $0.9 million for the three months ended June 30, 2008. The decrease in corporate bond income was due to our selection of higher quality bonds that reduce overall portfolio risk though offer a lower yield.  Our yield of interest income measured against debt securities and cash was 1.88% for the three months ended June 30, 2009, compared with 4.00% for the three months ended June 30, 2008.

Net investment income and the yield were adversely affected by having an average cash balance of $67.2 million in the prime money market account that provided less than a 1.0% yield during the three months ended June 30, 2009, compared with an average cash balance of $45.6 during the three months ended June 30, 2008. Net investment income on U.S. government bonds remained unchanged with less than $0.1 million for the three months ended June 30, 2009, compared with less than $0.1 million for the three months ended June 30, 2008.

Dividend income decreased $0.3 million to $0.1 million for the three months ended June 30, 2009, compared with $0.4 million for three months ended June 30, 2008. Short-term income decreased $0.2 million to less than $0.1 million for the three months ended June 30, 2009, compared with $0.2 million for the three months ended June 30, 2008. Additionally, for the three months ended June 30, 2009, asset management fees of $0.2 million are included in net investment income compared to nearly nothing for the three months ended June 30, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See additional discussion within the above “Analysis of Financial Condition as of June 30, 2009 Compared with December 31, 2008 – Investments”.

Net Realized Investment Gains (Losses)

Net realized investment gains were $0.1 million for the three months ended June 30, 2009, compared with net realized investment losses of $4.7 million for the three months ended June 30, 2008. Realized investment losses recognized for the three months ended June 30, 2009 were a result of sales of non-performing investments.  Realized investment losses recognized for the three months ended June 30, 2008 were a result of SFAS No.115 impairments for PDL Biopharma, Inc. and Citigroup, Inc. The table below depicts the net realized investment losses by investment category for the three months ended June 30, 2009 as compared with the same period during 2008.

	Net Realized Gains (Losses)
	Three Months Ended June 30,
	2009	2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$(9)	$-
Corporate	56	-

Equity securities:
Common stocks	22	(4,664)

Total net realized gains (losses)	$69	$(4,664)

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.3 million, or 30.2%, to $1.2 million for the three months ended June 30, 2009, compared with $0.9 million for the three months ended June 30, 2008.

Other Income

Other income decreased $0.1 million, or 70.3%, to $0.1 million for the three months ended June 30, 2009, compared with $0.2 million for the three months ended June 30, 2008.

Major components of other income for the three months ended June 30, 2009 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $3.5 million, or 28.2%, to $9.0 million for the three months ended June 30, 2009, compared with $12.5 million for the three months ended June 30, 2008. The overall change includes a $0.3 million increase in our homeowners’ program, a $3.6 million decrease in our commercial general liability program and a $0.2 million decrease in connection with our automobile program.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$7,818	$22,647	$30,465	$8,048	$19,678	$27,726
Commercial General Liability	8,138	27,291	35,429	7,531	26,998	34,529
Automobile	480	1,398	1,878	657	1,863	2,520
Total	$16,436	$51,336	$67,772	$16,236	$48,539	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.7 million during the three months ended June 30, 2009.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended June 30, 2009 was 62.9% compared with 80.8% for the same period in 2008. The table below reflects the loss ratios by product line.

	Three Months Ended June 30,
	2009	2008
Homeowners'	65.58%	77.50%
Commercial General Liability	60.32%	91.02%
Automobile	-65.35%	-114.70%
All lines	62.91%	80.81%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.8 million, or 56.6%, to $2.3 million for the three months ended June 30, 2009, compared with $1.5 million for the three months ended June 30, 2008.

The change is partially due to the addition of Insure-Link, created to serve as an independent insurance agency, for which operating and underwriting expenses increased to $0.2 million for the three months ended June 30, 2009, compared with nearly nothing for the three months ended June 30, 2008. Additionally, actuarial fees, bad debt expense, computer service fees and licenses and fees expense increased a net total $0.4 million for the three months ended June 30, 2009, compared with the three months ended June 30, 2008.

Salaries and Wages

Salaries and wages increased $0.1 million, or 7.6%, to $1.9 million for the three months ended June 30, 2009, compared with $1.8 million for the three months ended June 30, 2008. The change is primarily due to the addition of new employees of Insure-Link, which was created to serve as an independent insurance agency.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $110,000 during the three months ended June 30, 2009 compared with approximately $120,000 for the three months ended June 30, 2008.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $0.9 million, or 23.0%, to $2.9 million for the three months ended June 30, 2009, compared with $3.8 million for the three months ended June 30, 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowner’s written premium, net of decreased commercial general liability premium.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $0.3 million for the three months ended June 30, 2009, compared with a provision for income tax benefit of $1.6 million for the three months ended June 30, 2008.  The effective rate for income taxes of 24.2% for the three months ended June 30, 2009 was primarily due to our tax-exempt interest and dividend received deduction. The effective rate for income taxes was 38.8% for the three months ended June 30, 2008.

Net Income (Loss)

Because of the foregoing, the Company’s net income for the three months ended June 30, 2009, was $0.8 million compared with a net loss of $2.5 million for the three months ended June 30, 2008.

Results of Operations
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Gross Premiums Written

Gross premiums written increased $7.2 million, or 13.1%, to $62.0 million for the six months ended June 30, 2009, compared with $54.8 million for the six months ended June 30, 2008.  The following table denotes gross premiums written by major product line:

	Six Months Ended June 30,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage
Homeowners'	$51,688	83.32%	$39,920	72.79%
Commercial General Liability	8,418	13.57%	14,590	26.60%
Federal Flood	1,754	2.83%	-	0.00%
Automobile	172	0.28%	334	0.61%
Gross written premiums	$62,032	100.00%	$54,844	100.00%

The Florida Legislature required a rate decrease that resulted in an average 15.2% decrease statewide on homeowners' policies that was integrated into our rates on June 1, 2007. The effect of this rate decrease on existing policies and the corresponding premium decrease in direct written premium was fully recognized in policies by May 31, 2008. In addition, a rate decrease of 11.3% statewide for homeowners' policies was approved by the Florida OIR and implemented with an effective date of May 1, 2008 for new business and June 1, 2008 for renewal business for the homeowners' program. The effect of this rate decrease is flowing through the Company’s homeowners’ book of business such that a full impact of the premium decreases on direct written premium was realized by April 2009 for the homeowners' program. These rate decreases have had an adverse effect on gross and earned premium.

We continue to afford premium discounts in response to wind mitigation efforts by policyholders.  Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium.  As of June 30, 2009, 61.8 % of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.3 million, (a 38.6% reduction of in-force premium), while 40.1% of our homeowners’ policyholders were receiving wind mitigation credits totaling approximately $11.4 million, (a 16.4% reduction of in-force premium), as of June 30, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net of the effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies increased $11.8 million, or 29.5%, to $51.7 million for the six months ended June 30, 2009, compared with $39.9 million for the six months ended June 30, 2008. Included in our sale of homeowners’ policies during the six months ended June 30, 2009, is $14.3 million we assumed from Citizens.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. On June 11, 2009, Demotech reaffirmed Federated National’s Financial Stability Rating® (FSR) of A, Exceptional.

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

 The Company’s sale of commercial general liability policies decreased by $6.2 million to $8.4 million for the six months ended June 30, 2009, compared with $14.6 million for the six months ended June 30, 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$47	0.56%	$72	0.49%
Arkansas	3	0.03%	12	0.08%
California	54	0.64%	200	1.37%
Florida	6,452	76.65%	9,394	64.41%
Georgia	154	1.82%	329	2.25%
Kentucky	1	0.01%	1	0.01%
Louisiana	1,227	14.58%	2,514	17.22%
South Carolina	3	0.04%	60	0.41%
Texas	476	5.65%	2,000	13.71%
Virginia	1	0.02%	8	0.05%
Total	$8,418	100.0%	$14,590	100.0%

The Company’s sale of auto insurance policies decreased less than $0.2 million, or 48.5%, to $0.2 million for the six months ended June 30, 2009, compared with $0.3 million for the six months ended June 30, 2008. With respect to automobile insurance in Florida, we intentionally market only to our existing policyholders by offering to renew existing policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Premiums Ceded

Gross premiums ceded increased $11.7 million, or 141.9%, to $19.9 million for the six months ended June 30, 2009, compared with $8.2 million for the six months ended June 30, 2008. Gross premiums ceded to the FHCF totaled $18.2 million and gross premiums ceded to the write-your-own flood program totaled $1.7 million for the six months ended June 30, 2009.

 Increase (Decrease) in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $2.2 million for the six months ended June 30, 2009, compared with a $13.5 million decrease for the six months ended June 30, 2008. This change is primarily is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $16.2 million for the six months ended June 30, 2009, compared with a $1.0 million decrease for the six months ended June 30, 2008. The 2009 amount was due to a $18.2 million increase in unearned homeowners’ insurance premiums, net of a $2.0 million decrease in unearned commercial general liability premiums and a less than $0.1 million decrease in unearned automobile premiums. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $5.9 million, or 17.3%, to $28.2 million for the six months ended June 30, 2009, compared with $34.1 million for the six months ended June 30, 2008. The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
Homeowners'	$17,514	62.17%	$18,948	55.62%
Commercial General Liability	10,504	37.29%	14,732	43.25%
Automobile	151	0.54%	386	1.13%
Net premiums earned	$28,169	100.00%	$34,066	100.00%

The change in commercial general liability net premiums earned is a result of decreased premium volume.

The change in homeowners’ net premiums earned is partially due to an $18.1 million increase in unearned premiums, of which $10.1 million is associated with our assumption of risks from Citizens. The change is also a result of a net $11.8 million increase in premium volume, which is comprised of a $14.3 million increase associated with Citizens and a $2.5 million decrease associated with our other homeowners’ premium volume.

Commission Income

Commission income decreased $0.5 million, or 42.6%, to $0.6 million for the six months ended June 30, 2009, compared with $1.1 million for the six months ended June 30, 2008. The primary component of our commission income is in connection with our reinsurance treaties and write-your-own flood premiums.

Finance Revenue

Finance revenue remained unchanged at $0.2 million for the six months ended June 30, 2009, compared with $0.2 million for the six months ended June 30, 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Managing General Agent Fees

Managing general agent fees decreased $0.1 million, or 11.7%, to $0.9 million for the six months ended June 30, 2009, compared with $1.0 million for the six months ended June 30, 2008.

Net Investment Income

Net investment income decreased $2.6 million, or 67.5%, to $1.2 million for the six months ended June 30, 2009, compared with $3.8 million for the six months ended June 30, 2008. Net investment income on corporate bonds, which generally provide a higher yield than U.S. government bonds, decreased $1.2 million to $0.6 million for the six months ended June 30, 2009, compared with $1.8 million for the six months ended June 30, 2008. The decrease in corporate bond income was due to our selection of higher quality bonds that offer a lower yield. Our yield of interest income measured against debt securities and cash was 1.69% for the six months ended June 30, 2009, compared with 4.48% for the six months ended June 30, 2008.

Net investment income and the yield were adversely affected by having an average cash balance of $90.5 million in the prime money market account that provided less than a 1.0% yield during the six months ended June 30, 2009, compared with an average cash balance of $36.8 during the six months ended June 30, 2008. Net investment income on U.S. government decreased $0.4 million to $0.2 million for the six months ended June 30, 2009, compared with $0.6 million for the six months ended June 30, 2008.

Dividend income decreased $0.3 million to $0.2 million for the six months ended June 30, 2009, compared with $0.5 million for the six months ended June 30, 2008. Short-term income decreased $0.2 million to $0.1 million for the six months ended June 30, 2009, compared with $0.3 million for the six months ended June 30, 2008. Additionally, for the six months ended June 30, 2009, asset management fees of $0.2 million are included in net investment income compared to nearly nothing for the six months ended June 30, 2008.

See additional discussion within the above “Analysis of Financial Condition as of June 30, 2009 Compared with December 31, 2008 – Investments”.

Net Realized Investment Losses

Net realized investment losses were $0.5 million for the six months ended June 30, 2009, compared with net realized investment losses of $6.3 million for the six months ended June 30, 2008. Realized investment losses recognized for the six months ended June 30, 2009 were a result of sales of non-performing investments in Citigroup, Nextel and Blackrock PFD.  During the six months ended June 30, 2008, we marked five equity investments to market value pursuant to guidelines prescribed in SFAS No. 115. The pretax charge to operations in the six month ended June 30, 2008 was approximately $6.5 million in connection with our estimates of the net realizable value of these investments.

The table below depicts the net realized investment (losses) gains by investment category for the six months ended June 30, 2009 as compared with the same period during 2008.

	Net Realized Gains (Losses)
	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$17	$12
Corporate	(228)	-
	(211)	12

Equity securities:
Common stocks	(257)	(6,325)

Total net realized (losses)	$(468)	$(6,313)

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.5 million, or 40.6%, to $1.7 million for the six months ended June 30, 2009, compared with $1.2 million for the six months ended June 30, 2008.

Other Income

Other income remained unchanged at $0.4 million for the six months ended June 30, 2009, compared with  the six months ended June 30, 2008.

Major components of other income for the six months ended June 30, 2009 included approximately $0.2 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.1 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $2.6 million, or 12.4%, to $17.8 million for the six months ended June 30, 2009, compared with $20.4 million for the six months ended June 30, 2008. The overall change includes a $0.8 million increase in our homeowners’ program, a $3.6 million decrease in our commercial general liability program and a $0.2 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$7,818	$22,647	$30,465	$8,048	$19,678	$27,726
Commercial General Liability	8,138	27,291	35,429	7,531	26,998	34,529
Automobile	480	1,398	1,878	657	1,863	2,520
Total	$16,436	$51,336	$67,772	$16,236	$48,539	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $3.0 million during the six months ended June 30, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six-month period ended June 30, 2009 was 63.4% compared with 59.8% for the same period in 2008. The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2009	2008
Homeowners'	63.89%	54.96%
Commercial General Liability	63.31%	70.42%
Automobile	18.71%	-45.09%
All lines	63.35%	59.79%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.2 million, or 39.5%, to $4.2 million for the six months ended June 30, 2009, compared with $3.0 million for the six months ended June 30, 2008.

The change is partially due to the addition of Insure-Link, created to serve as an independent insurance agency, for which operating and underwriting expenses increased to $0.3 million for the six months ended June 30, 2009, compared with nearly nothing for the six months ended June 30, 2008. Additionally, premium tax expense increased $0.5 million, to $0.4 million for the six months ended June 30, 2009, compared to a $0.1 million credit balance for the six months ended June 30, 2008. Actuarial fees, surveys and underwriting reports, computer service fees and licenses and fees expense increased a net total $0.4 million for the six months ended June 30, 2009, compared with the six months ended June 30, 2008.

Salaries and Wages

Salaries and wages increased $0.3 million, or 8.1%, to $3.8 million for the six months ended June 30, 2009, compared with $3.5 million for the six months ended June 30, 2008. The change is primarily due to the addition of new employees of Insure-Link, which was created to serve as an independent insurance agency.

The charge to operations for stock based compensation, in accordance with the provisions of SFAS No. 123R, was approximately $230,000 during the six months ended June 30, 2009 compared with approximately $258,000 for the six months ended June 30, 2008.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $1.9 million, or 25.8%, to $5.7 million for the six months ended June 30, 2009, compared with $7.6 million for the six months ended June 30, 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowners’ written premium, net of decreased commercial general liability premium.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $0.1 million for the six months ended June 30, 2009, compared with a provision for income tax benefit of $0.9 million for the six months ended June 30, 2008.  The effective rate for income taxes of 10.5% for the six months ended June 30, 2009 was primarily due to our tax-exempt interest and dividend received deduction. The unusual provision for the six months ended June 30, 2008 is due to a $6.5 million investment impairment adjustment and the related deferred tax asset. Also affecting the 2008 rate was a one-time $1.0 million benefit in connection with the estimation of the previous years’ income taxes.

Net Income

Because of the foregoing, the Company’s net income for the six months ended June 30, 2009, was $1.1 million compared with net income of $1.8 million for the six months ended June 30, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For the six months ended June 30, 2009, our primary sources of capital were revenues generated from operations, including increased unearned premiums, decreased prepaid reinsurance premiums, increased unpaid losses and LAE, decreased deferred income tax expense, increased premium deposits and customer credit balances, non-cash compensation, depreciation and amortization, an increase in the provision for uncollectible premiums receivable and an increase in the provision for credit losses, net. Also contributing to our liquidity were proceeds from the sale of investments and the tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the six months ended June 30, 2009, operations provided net operating cash flow of $15.7 million, compared with having used $3.6 million for the six months ended June 30, 2008.

For the six months ended June 30, 2009, operations generated $26.5 million of gross cash flow due to a $16.2 million increase in unearned premiums, a $4.4 million decrease in prepaid reinsurance premiums,  a $3.0 million increase in unpaid losses and LAE, a $1.1 million decrease in deferred income tax expense, a $0.3 million increase in premium deposits and customer credit balances, $0.2 million in non-cash compensation, $0.1 million in depreciation and amortization, a $0.1 million increase in the provision for uncollectible premiums receivable, all in conjunction with net income of $1.1 million.

For the six months ended June 30, 2009, operations used $10.8 million of gross cash flow primarily due to a $3.3 million increase in policy acquisition costs, net of amortization, a $2.0 million increase in reinsurance recoverable, net, a $1.3 million increase in other assets, a $1.3 million increase in premiums receivable, a $1.3 million decrease in accounts payable and accrued expenses and a $0.6 million increase in income taxes recoverable. To a much less significant extent, operations used additional sources of cash via $0.5 million in net realized investment losses, a $0.3 million decrease in bank overdraft and $0.2 million in amortization of investment discount, net.

For the six months ended June 30, 2009, net investing activities used $76.2 million, compared with having provided $46.7 million for the six months ended June 30, 2008. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the six months ended June 30, 2009, investing activities generated $27.0 million and used $103.1 million mainly from the sale and purchase activity in our bond portfolio. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from these called securities were in cash and short-term investments as of December 31, 2008.  During the six months ended June 30, 2009, we invested $70.8 million in longer-term investments. We are currently evaluating long and short-term investment options for best yields that match our liquidity needs.

For the six months ended June 30, 2009, net financing activities used $0.9 million, compared with having used $1.8 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the uses of cash in connection with financing activities included $1.0 million in dividends paid.

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

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity.  Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. The amortized cost, estimated fair value of securities available for sale and securities held to maturity, and unrealized gains and losses as of June 30, 2009 are as follows.

	Book Value / Amortized Cost		Fair Value		Unrealized Gains (Losses)
			(Dollars in Thousands)
Debt securities:
U.S. government obligations, available for sale	$49,110	47.11%	$48,857	46.95%	$(253)
U.S. government obligations, held to maturity	2,639	2.53%	2,801	2.69%	162
Corporate, available for sale	40,972	39.30%	41,315	39.70%	343
Corporate, held to maturity	888	0.85%	890	0.86%	2
	$93,609	89.79%	$93,863	90.20%	$254
Equity securities:
Common stocks available for sale	10,639	10.21%	10,195	9.80%	(444)

Total debt and equity securities	$104,248	100.00%	$104,058	100.00%	$(190)

We did not record the approximately $164,000 unrealized gains for our held to maturity portfolio reflected in the above table, as of June 30, 2009.

As of June 30, 2009, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2009.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of June 30, 2009, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we have issued an aggregate of 10,000 options to a board member of the Company under our 2002 stock option plan. The options have an exercise price of $3.30 per share, vest over five years and expire six years from the grant date.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on June 2, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there were no solicitation in opposition to that of management.

Both of management’s nominees for directors as listed in the proxy statement were elected.  Bruce F. Simberg and Richard W. Wilcox, Jr. were elected as Class II directors to serve until the Annual Shareholder’s Meeting to be held in 2012 or until their successors are qualified and elected.  The number of votes cast for each nominee is as follows.

	Shares Voted	Votes
	"FOR"	Withheld

Richard W. Wilcox, Jr.	4,947,841	2,225,624
Bruce F. Simberg	4,884,846	2,288,619

21st Century Holding Company

The proposal to approve an amendment to the 2002 Stock Option Plan to extend the maximum term of option grants from six years to ten years was approved by the following votes.

Shares Voted	Shares Voted	Shares	Broker
"FOR"	"AGAINST"	"ABSTAINING"	Non-Votes

2,199,347	1,625,252	301,597	3,047,269

The proposal to adopt the 2009 Stock Option Plan was denied by the following votes.

Shares Voted	Shares Voted	Shares	Broker
"FOR"	"AGAINST"	"ABSTAINING"	Non-Votes

1,070,105	2,739,743	316,347	3,047,270

The proposal to approve the appointment of DeMeo, Young, and McGrath as the Company’s independent auditors for the fiscal year ended December 31, 2009, was ratified by the following votes.

Shares Voted	Shares Voted	Shares	Broker
"FOR"	"AGAINST"	"ABSTAINING"	Non-Votes

5,674,636	495,868	1,002,961	-

Item 5

Other Information

On April 1, 2009, Jenifer G. Kimbrough jointed the Board of Directors of the Company.  In connection with her appointment, the Company entered into an indemnification agreement with her, a copy of which is attached as Exhibit 10.7 and incorporated herein by reference.

Effective as of June 22, 2009, the Company entered into amended and restated employment agreements with Michael Braun, its Chief Executive Officer and Peter Prygelski, its Chief Financial Officer.  The Company amended the change of control provisions to provide for two years severance to these executives if  they are terminated without cause or if there is a change of control and the executive is terminated without cause or for good reasons after the change of control (as such terms are defined in the employment agreements).  Additionally, the term of Mr. Prygelski's employment agreement was extended until July 1, 2012.

The foregoing description of the amended employment employments agreements for Mr. Braun and Mr. Prygelski are qualified in their entirety by reference to the amended  employment agreements, attached hereto as Exhibits 10.8 and 10.9 and incorporated herein by reference.

Item 6

Exhibits

10.1 Reimbursement Contract between Federated National Insurance Company and The State Board of    Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 4, 2009).

10.2 Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 4, 2009).

10.3 Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 4, 2009).

21st Century Holding Company

10.4 Amended Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 16, 2009).

10.5 Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 16, 2009).

10.6 Addendum No. 5 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2009 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 16, 2009).

10.7 Indemnification Agreement between the Company and Jenifer G. Kimbrough dated April 1, 2009. *

10.8 Amended and Restated Employment Agreement between 21st Century Holding Company and Michael H. Braun dated June 22, 2009.*

10.9 Amended and Restated Employment Agreement between 21st Century Holding Company and Peter J. Prygelski dated June 22, 2009. *

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
Michael H. Braun, Chief Executive Officer

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer

Date: August 10, 2009

21st Century Holding Company

EXHIBIT INDEX

10.7 Indemnification Agreement between the Company and Jenifer G. Kimbrough dated April 1, 2009.

10.8 Amended and Restated Employment Agreement between 21st Century Holding Company and Michael H. Braun dated June 22, 2009.

10.9 Amended and Restated Employment Agreement between 21st Century Holding Company and Peter J. Prygelski dated June 22, 2009.

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.