Form 10-Q
period 2009-09-30
21ST CENTURY HOLDING CO
filed 2009-11-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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

Common Stock, $.01 par value – 8,013,894 outstanding as of September 30, 2009

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$91,104	$9,429
Debt maturities, held to maturity, at amortized cost	2,645	13,496
Equity securities, available for sale, at fair value	11,853	3,140

Total investments	105,602	26,065

Cash and short term investments	48,097	124,577
Prepaid reinsurance premiums	13,623	5,537
Premiums receivable, net of allowance for credit losses of $29 and $122, respectively	4,156	3,353
Reinsurance recoverable, net of allowance for credit losses of $0 and $226, respectively	11,506	16,880
Deferred policy acquisition costs	8,038	6,558
Deferred income taxes, net	2,433	8,530
Income taxes receivable	7,076	2,275
Property, plant and equipment, net	731	855
Other assets	2,839	2,472

Total assets	$204,101	$197,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$66,285	$64,775
Unearned premiums	45,592	40,508
Premiums deposits and customer credit balances	2,048	1,700
Bank overdraft	11,469	8,694
Deferred gain from sale of property	1,129	1,495
Accounts payable and accrued expenses	2,465	3,699

Total liabilities	128,988	120,871

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 8,013,894 and 8,013,894, respectively.	80	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,356	49,979
Accumulated other comprehensive income (deficit)	1,667	(1,187)
Retained earnings	23,010	27,359
Total shareholders' equity	75,113	76,231
Total liabilities and shareholders' equity	$204,101	$197,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands except EPS and dividend data)		(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$12,917	$15,851	$74,949	$70,695
Gross premiums ceded	(36,804)	(25,699)	(56,720)	(33,931)

Net premiums written	(23,887)	(9,848)	18,229	36,764

Increase in prepaid reinsurance premiums	22,300	15,351	24,535	1,831
Decrease (Increase) in unearned premiums	11,098	10,746	(5,084)	11,719

Net change in prepaid reinsurance premiums and unearned premiums	33,398	26,097	19,451	13,550

Net premiums earned	9,511	16,249	37,680	50,314
Commission income	117	271	738	1,353
Finance revenue	62	91	236	268
Managing general agent fees	308	346	1,216	1,376
Net investment income	805	1,541	2,034	5,317
Net realized investment gains (losses)	1,550	(2,995)	1,082	(9,309)
Regulatory assessments recovered	294	384	2,029	1,619
Other income	232	78	614	497

Total revenue	12,879	15,965	45,629	51,435

Expenses:
Losses and LAE	11,119	9,887	28,965	30,255
Operating and underwriting expenses	2,379	1,671	6,604	4,699
Salaries and wages	1,961	2,086	5,766	5,608
Policy acquisition costs, net of amortization	3,818	4,170	9,477	11,794

Total expenses	19,277	17,814	50,812	52,356

(Loss) Income before provision for income tax (benefit) expense	(6,398)	(1,849)	(5,182)	(921)
Provision for income tax (benefit) expense	(2,404)	(336)	(2,276)	(1,216)

Net (loss) income	$(3,994)	$(1,513)	$(2,906)	$295

Basic net (loss) income per share	$(0.50)	$(0.19)	$(0.36)	$0.04

Fully diluted net (loss) income per share	$(0.50)	$(0.19)	$(0.36)	$0.04

Weighted average number of common shares outstanding	8,013,894	8,013,894	8,013,894	7,967,087

Weighted average number of common shares outstanding (assuming dilution)	8,013,894	8,013,894	8,013,894	7,978,178

Dividends paid per share	$0.06	$0.18	$0.30	$0.54

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(2,906)	$295
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Amortization of investment discount, net	(433)	(177)

Depreciation and amortization of property plant and equipment, net	137	235
Net realized investment gains (losses)	1,082	(9,309)
Provision for credit losses, net	34	2
Provision for uncollectible premiums receivable	92	95
Non-cash compensation	255	292
Changes in operating assets and liabilities:
Premiums receivable	(895)	235
Prepaid reinsurance premiums	(8,087)	7,189
Reinsurance recoverable, net	5,374	8,611
Income taxes recoverable	(4,802)	(3,144)
Deferred income tax expense	6,097	(1,948)
Policy acquisition costs, net of amortization	(1,480)	2,133
Premium finance contracts receivable	-	219
Other assets	(766)	360
Unpaid losses and LAE	1,510	(482)
Unearned premiums	5,084	(11,718)
Premium deposits and customer credit balances	348	(1,154)
Income taxes payable	-	(4,226)
Bank overdraft	2,776	217
Accounts payable and accrued expenses	(1,235)	(1,646)
Net cash provided (used) by operating activities	2,185	(13,921)
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	51,476	99,453
Purchases of investment securities available for sale	(128,808)	(35,562)
Purchases of property and equipment	(13)	(83)
Net cash (used) provided by investing activities	(77,345)	63,808
Cash flow used by financing activities:
Exercised stock options	-	1,337
Dividends paid	(1,443)	(4,254)
Acquisition of Common Stock	-	(144)
Tax benefit provision related to non-cash compensation	123	115
Net cash used by financing activities	(1,320)	(2,946)
Net (decrease) increase in cash and short term investments	(76,480)	46,941
Cash and short term investments at beginning of period	124,577	22,524
Cash and short term investments at end of period	$48,097	$69,465

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2009	2008
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$178	$8,500
Non-cash investing and finance activities:
Accrued dividends payable	$481	$1,443

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Consolidated Financial Statements

(1)    Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

21st Century is an insurance holding company. Through our subsidiaries and contractual relationships, we control substantially all aspects of the insurance underwriting, distribution and claims processes for most products offered. We are authorized to underwrite homeowners’ multiple peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance. American Vehicle is licensed as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

During the nine months ended September 30, 2009, 79.3%, 16.7%, 3.7% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the nine months ended September 30, 2008, 68.4%, 27.4%, 3.7% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood and personal automobile insurance, respectively.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, Texas and Virginia. During the first nine months of 2009, Assurance MGA contracted with several third party insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2009 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates approximately a 6% commission fee and a $25 per policy fee from its affiliates Federated National and American Vehicle.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients as well as business clients by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers compensation insurance through their agency appointments with over fifty different carriers.  Insure-Link will expand its’ business through marketing and by acquiring other insurance agencies.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Form 10-K, which was filed with the SEC on March 16, 2009.

In preparing the interim unaudited condensed consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and LAE, ceded reinsurance balances payable, the recoverability of deferred policy acquisition costs, the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of deferred policy acquisition costs (“DPAC”), and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail at Footnote 2 of the Company’s audited financial statements for the fiscal year ended December 31, 2008, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 16, 2009.

We believe that during the first nine months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Accounting for loss contingencies pursuant to Financial Accounting Standards Board (“FASB”) issued guidance involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

FASB issued guidance addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. The guidance requires that these securities be classified into one of three categories, Held-to-maturity, Trading, or Available-for-sale securities.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with FASB issued guidance. The guidance establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. The guidance also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

(B) Impact of New Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP. This guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change GAAP but reorganized the literature. The guidance is effective for interim and annual periods ending after September 15, 2009.

In May 2009, FASB issued guidance related to subsequent events.  The objective of the guidance is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, the guidance sets forth:

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

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary impairments.  In April 2009, the SEC also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111) on Other-Than Temporary Impairment.  This new accounting guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).  The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.  The accounting guidance provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings.  The accounting guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

21st Century Holding Company
Notes to Consolidated Financial Statements

In April 2009, the FASB issued new accounting guidance related to interim disclosures about fair value of certain financial instruments.   This guidance relates to fair value disclosures in public entity financial statements for financial instruments and increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually.   This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued new accounting guidance that enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement.  The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

In October 2008, the FASB issued new accounting guidance related to determining the fair value of a financial asset when the market for that asset is not active.  The purpose of the guidance was to clarify the application of previous accounting guidance.  The guidance allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The guidance was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

In April 2009, the FASB issued further accounting guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities.  This guidance requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   The Company does not utilize derivative instruments, and, accordingly the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In February 2007, FASB issued new accounting guidance related to the fair value option for financial assets and financial liabilities.  This guidance permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. This guidance amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The guidance also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We adopted this guidance on its effective date, January 1, 2008.  The Company did not elect to measure any financial assets and liabilities, and accordingly, to date, there is no impact on our consolidated financial statements.

21st Century Holding Company
Notes to Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2009 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair-value estimated in accordance with the guidance.

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

The Company also faces in the ordinary course of business lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted. Certain claims and legal actions have been brought against the Company for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under the rules described above.

21st Century Holding Company
Notes to Consolidated Financial Statements

B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Insurance Guarantee Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), the Florida Hurricane Catastrophe Fund (“FHCF”) and the Florida Joint Underwriters Association (“JUA”).

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation may result in assessments against us, as it did in 2006 and 2007. Through 2007, we have been assessed $6.7 million in connection with the association. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $5.9 million in connection with these assessments. There were no assessments made for the year ended December 31, 2008 or the nine months ended September 30, 2009. However, on October 30, 2009, FIGA’s board met and agreed that a new assessment was prudent in connection with recent Florida domestic insurance company insolvencies. FIGA’s Board of Directors has recommended a 0.8% assessment on all property lines, excluding automobile physical damage and liability accounts. The certification process between FIGA and Florida’s OIR to affect this assessment is in its initial stages. We have not recorded any liability in connection with this recommendation.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provided for participation of our reinsurers totaling $1.8 million of the $2.3 million in assessments. There was no assessment made for the year ended December 31, 2008 or the nine months ended September 30, 2009.

Pursuant to Florida Statutes Section 627.3512, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with the Citizens assessments and has since recouped approximately $2.2 million. Federated National subrogated approximately $1.8 million to the reinsurers.

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2009	$157
2010	638
2011	650
Total	$1,445

The Company is also involved in various legal actions arising in the ordinary course of business and not related to the insured claims activity.

From July 27, 2007, to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (“District Court”) on behalf of all persons and entities (the “plaintiff’s”) who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint was filed on behalf of the class on January 22, 2008.  The complaint alleges that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The plaintiffs seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  On March 18, 2008, a verified shareholder derivative complaint was filed against certain current or former officers and directors of the Company in the District Court.

21st Century Holding Company
Notes to Consolidated Financial Statements

On November 7, 2008, the District Court granted in part and denied in part the Company's motion to dismiss the consolidated class complaint with leave to amend by December 8, 2009 or the allegations dismissed would be deemed dismissed with prejudice without further order of the Court.  Lead plaintiffs did not seek to amend the consolidated complaint and the defendants have answered.  On July 29, 2008, the District Court granted the defendant’s motion to dismiss the plaintiff’s shareholder derivative complaint without prejudice.  On August 27, 2009, the derivative plaintiff filed an amended shareholder derivative complaint.  On March 30, 2009, following various motions by the parties, the Court entered an order granting defendant’s renewed motion to stay the shareholder derivative action pending resolution of the class action.

On September 4, 2009, a  stipulation   of  settlement  ("Stipulation of Settlement")  was submitted to the Court by  lead  plaintiffs, the  derivative  plaintiff and the  Defendants, setting forth the terms of  a settlement of the Class Litigation and Derivative Litigation  ("Settlement Agreement") which proposes that a payment of $2.4 million be made to the lead plaintiffs and the derivative plaintiff.  The Stipulation of Settlement was preliminarily approved by the Court on October 19, 2009.  The Company expects that this settlement amount will be funded by its directors and officers insurance.

A  settlement  hearing will be held before the Court on January 29, 2010, to determine whether the proposed settlement on the terms and conditions provided for in the Stipulation  of Settlement  is fair, just, reasonable and adequate to the  class, the  lead  plaintiffs, the  derivative  plaintiff, and Defendants and should be approved by the Court.  There can be no assurance that the Court will approve the Stipulation of Settlement on the terms contained in the Settlement Agreement and if not approved, the Company may incur additional costs to defend the lawsuits.

While the Company believes that the allegations in the complaints are without merit, an unfavorable resolution of the pending litigation could have a material adverse effect on our financial condition. There can be no assurance that the Company will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of this litigation if it is not settled. In addition, the current litigation could lead to increased costs or interruptions of normal business operations of the Company.

(5) Fair Value Disclosure

In April 2009, the FASB issued accounting guidance that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. This guidance must be applied prospectively.  The adoption of this guidance did not have an impact on the Company’s financial statements or condition.

In October 2008, the FASB issued accounting guidance to clarify the application of GAAP in determining fair value of financial instruments in a market that is not active.  The guidance was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of this guidance does not have a material effect on our financial position, results of operations, cash flows or disclosures.

In September 2006, FASB issued accounting guidance that defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance also categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurement, as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.  A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market.

21st Century Holding Company
Notes to Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis are presented in accordance with this guidance are as follows:

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
US government obligations	$-	$48,717	$-	$48,717
Corporate	42,387	-	-	42,387
	42,387	48,717	-	91,104

Equity securities:
Common stocks	11,853	-	-	11,853
	11,853	-	-	11,853

Total debt and equity securities	$54,240	$48,717	$-	$102,957

(6) Comprehensive Income

For the three and nine months ended September 30, 2009 and 2008, comprehensive income consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)

Net (loss) income	$(3,993)	$(1,513)	$(2,906)	$295

Change in net unrealized gains on investments available for sale	3,106	(407)	4,655	1,268
Comprehensive (loss) income, before tax	(887)	(1,920)	1,749	1,563

Income tax (expense) benefit related to items of other comprehensive income	(1,218)	146	(1,801)	(442)
Comprehensive (loss) income	$(2,105)	$(1,774)	$(52)	$1,121

21st Century Holding Company
Notes to Consolidated Financial Statements

 (7) Reinsurance Agreements

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic risk and to help manage capital, while lessening earnings volatility and improving shareholder return, and to support the required statutory surplus requirements. Our catastrophe reinsurance program has been designed to coordinate coverage provided under various treaties with various retentions and limits. Additionally, the reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims or unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay its claims or impair its ability to pay its claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours.

Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may in turn, be dependent upon the FHCF's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss. There is no assurance that the FHCF will be able to do this. On October 20, 2009, the FHCF Advisory Council met to discuss the improved financial markets and the positive effects on FHCF’s financial condition. Currently, the FHCF has approximately $7.9 billion in liquid resources, which includes $4.5 billion in on-hand cash and approximately $3.4 billion in pre-event bond proceeds.  It was also noted that the FHCF may be able to issue approximately $11.0 billion in post-event bonds, although this is an estimate based on a range of $5.0 billion to $20.0 billion. The Advisory Council approved the bonding estimates. Additionally, the FHCF's portfolio and investment results reflect that the FHCF operating fund has increased by $500.0 million since May 2009.

FHCF Senior Officer Jack Nicholson discussed the impact of legislative changes on the FHCF capacity.  The passage of House Bill 1495 (“HB 1495”)  in 2009 paved the way for the eventual elimination of the FHCF Temporary Increase in Coverage Limits layer authorized in 2007.  HB 1495 also requires an initial cash build-up factor of five percent, with an increase every year until it reaches twenty-five percent.  Dr. Nicholson reported that the FHCF contract year will change in January of 2011.

The total selected capacity of the FHCF is $23.2 billion, which Dr. Nicholson said could require up to $18.7 billion in cash resources and bonds.  Based upon these projections, the FHCF estimates that it has a shortfall of approximately $4.2 billion, which is an improvement to the May 12, 2009 estimate that ranged from $4.5 billion to $10.0 billion.

Dr. Nicholson further informed the Council that it has approximately $654.0 million in outstanding obligations from the 2004 and 2005 hurricane seasons.  The FHCF has approximately $292.0 million in resources to pay these claims, so a projected shortfall of $362.0 million exists.  Of note, new and reopened claims have contributed to the increased losses, as well as to commercial liability lawsuits.

Finally, the FHCF treaty contains an exclusion that specifically states “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.”

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

21st Century Holding Company
Notes to Consolidated Financial Statements

For the 2009-2010 hurricane season, the excess of loss and FHCF treaties will insure us for approximately $456.6 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $349.7 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which afforded optional Reinstatement Premium Protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $259.0 million or 56.7% of the $456.6 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for these reinsurance products for the 2009 - 2010 hurricane season, inclusive of approximately $18.6 million payable to the FHCF and the prepaid automatic premium reinstatement protection will be approximately $54.4 million. The combination of private and FHCF reinsurance treaties will afford approximately $456.6 million of aggregate coverage with maximum first event coverage totaling approximately $349.7 million. Our retention in connection with the first two covered events is $5.0 million for each event.

The cost to the Company for these reinsurance products for the 2008 - 2009 hurricane season, inclusive of approximately $8 million payable to the FHCF and the prepaid automatic premium reinstatement protection was approximately $31 million. These reinsurance treaties afforded approximately $298 million of aggregate coverage with maximum single event coverage totaling approximately $232 million. Our retention in connection with the first two covered events was $3 million.

The cost and amounts of reinsurance were based on management's analysis of Federated National's exposure to catastrophic risk as of June 30, 2009. Our data was subjected to exposure level analysis as of September 30, 2009. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties produced changes in limits and reinsurance premiums because of increase in our exposure level. The September 30, 2008 change to limits total limits was an increase of $10.3 million or 2.9% and the change to reinsurance premiums was an increase of $1.2 million or 2.3%. The change to management’s June 30, 2009 analysis will be amortized over the remaining balance of the underlying policy term. The Company’s retention did not change.

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

21st Century Holding Company
Notes to Consolidated Financial Statements

In order to expand our commercial general liability business, American Vehicle has entered into various quota-share reinsurance agreements wherein American Vehicle is the cedant. These quota-share reinsurance treaties require American Vehicle to securitize its credit risk by posting irrevocable letters of credit. The irrevocable letters of credit are fully collateralized by American Vehicle and are further guaranteed by the parent company, 21st Century. Outstanding irrevocable letters of credit total $2.8 million and $3.0 million for the period ended September 30, 2009 and December 31, 2008, respectively.

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

 (8) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 124,599 and 130,099 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of September 30, 2009, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 744,951 and 658,151 shares, respectively.

During the nine months ended September 30, 2009, we granted 40,071 qualified stock options and 106,929 non-qualified stock options under our 2002 Stock Option Plan to employees, executive officers and directors with an average option price of $4.37 per share. Like all other outstanding stock options, these stock options contain service conditions and do not contain any performance conditions. For a further discussion regarding the provisions of FASB issued guidance and its effect on our operations, please refer to the foregoing section within this footnote.

21st Century Holding Company
Notes to Consolidated Financial Statements

Summary activity in the Company’s stock option plans for the period from December 31, 2006 to September 30, 2009 is as follows.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at December 31, 2006	44,750	$18.47	637,358	$13.80
Granted	109,849	$13.32	57,151	$13.18
Exercised	(2,000)	$6.67	(16,300)	$10.02
Cancelled	-	$-	(17,900)	$15.82
Outstanding at December 31, 2007	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at December 31, 2008	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(60,200)	$11.25
Outstanding at September 30, 2009	124,599	$15.88	744,951	$12.05

Options outstanding as of September 30, 2009 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
September 30, 2009	54,919	$15.88	323,253	$12.05
December 31, 2009	9,970	$15.88	64,226	$12.05
December 31, 2010	19,670	$15.88	138,098	$12.05
December 31, 2011	19,670	$15.88	97,285	$12.05
December 31, 2012	19,670	$15.88	70,389	$12.05
December 31, 2013	700	$15.88	36,300	$12.05
Thereafter	-	$15.88	15,400	$12.05
Total options exercisable	124,599		744,951

Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation , as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during the nine months ended September 30, 2009 and 2008 include:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB issued guidance, and

21st Century Holding Company
Notes to Consolidated Financial Statements

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of FASB issued guidance. Results for prior periods have not been restated, as not required to be by the pronouncement.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2009 are lower by approximately $326,000 and $206,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2008, are lower by approximately $361,000 and $246,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

Basic and diluted earnings per share for the nine months ended September 30, 2009 would have been ($0.34), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.36). Basic and diluted earnings per share for the nine months ended September 30, 2008 would have been $.07 if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.04.

Basic and diluted earnings per share for the three months ended September 30, 2009 would have been ($0.49), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.50). Basic and diluted earnings per share for the three months ended September 30, 2008 would have been ($0.18) if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.19).

Because the change in income taxes payable includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. FASB issued guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The weighted average fair value of options granted during the three months ended September 30, 2009 and 2008 estimated on the date of grant using the Black-Scholes option-pricing model was $1.29 and $1.95, respectively.

The estimated fair value of options granted is determined on the date of grant using the following assumptions.

	September 30, 2009	September 30, 2008
Dividend yield	5.90% - 17.30%	5.50% - 13.00%
Expected volatility	57.54% - 82.65%	54.65% - 58.20%
Risk-free interest rate	1.22% - 1.50%	1.60% - 2.95%
Expected life (in years)	3.45 - 4.16	2.69 - 3.19

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

21st Century Holding Company
Notes to Consolidated Financial Statements

Summary information about the Company’s stock options outstanding as of September 30, 2009 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	September 30, 2009	Periods in Years	Exercise Price	September 30, 2009
1998 Plan	$6.67 - $27.79	124,599	3.61	$15.88	54,919
2002 Plan	$3.03 - $18.21	744,951	3.22	$12.05	323,253

(9) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2009, there were no preferred shares issued or outstanding and there were 8,013,894 shares of common stock outstanding.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009. Unless the context requires otherwise, as used in this Form 10-Q, the terms “Company,” “we,” “us” and “our,” refers to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other  filings with the SEC, including the Company’s 2008 Form 10-K.

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

21st Century Holding Company

Overview

21st Century is an insurance holding company. Through our subsidiaries and contractual relationships, we control substantially all aspects of the insurance underwriting, distribution and claims processes for most products offered. We are authorized to underwrite homeowners’ multiple peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”).

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance. American Vehicle is licensed as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states. We will continue to deploy commercial general liability and other commercial insurance products into new states. This expansion will be achieved primarily through partnerships with other insurance companies that hold appropriate licensing and product offerings.

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

During the nine months ended September 30, 2009, 79.3%, 16.7%, 3.7% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the nine months ended September 30, 2008, 68.4%, 27.4%, 3.7% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood and personal automobile insurance, respectively.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, Texas and Virginia. During the first nine months of 2009, Assurance MGA contracted with several third party insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2009 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

21st Century Holding Company

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA generates approximately a 6% commission fee and a $25 per policy fee from its affiliates Federated National and American Vehicle.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients as well as business clients by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers compensation insurance through their agency appointments with over fifty different carriers.  Insure-Link intends on expanding its’ business through marketing and by acquiring other insurance agencies.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial general liability and automobile markets, many of whom are larger, have greater financial and other resources, have better ratings, and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. Competition is having a material adverse effect on our business, results of operations and financial condition.

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

Finally, during 2007 and during 2008, approximately two dozen new homeowner insurance companies have received authority by the Florida Office of Insurance Regulation (“Florida OIR”) to commence business as admitted carriers in the state of Florida. At least one new carrier has been licensed to enter the Florida homeowners’ market during the nine months ended September 30, 2009.

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

21st Century Holding Company

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized names, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, United Property and Casualty, Royal Palm Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company, Homeowners Choice Property and Casualty Insurance Company and American Strategic Insurance Company.

Comparable companies that compete with us in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company and Ocean Harbor Insurance Company, as well as major insurers such as Progressive Casualty Insurance Company and GEICO.

Although we reported increased gross written premium for the nine months ended September 30, 2009, we continue to face difficult economic conditions that affected our earnings for the three months ended September 30, 2009. Performance during the three months ended September 30, 2009 was affected by our increased reinsurance costs, reduced earned premium due to mitigation credits and lower total revenues as a result of the Company’s decision to severely restrict new property business until its recent approval for a nineteen percent statewide rate increase and the passing of the peak wind season.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended September 30, 2009 included in Item I of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s consolidated financial statements for the quarter ended September 30, 2009 included in Item I of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of September 30, 2009 Compared with December 31, 2008

Total Investments

FASB issued guidance addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FASB issued guidance requires that these securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

21st Century Holding Company

Total Investments increased $79.5 million, or 305.1%, to $105.6 million as of September 30, 2009, compared with $26.1 million as of December 31, 2008. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During the nine months ended September 30, 2009, we invested $78.2 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

The fixed maturities and the equity securities that are available for sale and carried at fair value represent 98% of total investments as of September 30, 2009, compared with 48% as of December 31, 2008.

We did not hold any trading investment securities during the nine months ended September 30, 2009.

Below is a summary of net unrealized gains and (losses) at September 30, 2009 and December 31, 2008 by category.  The $0.3 million unrealized losses for equity securities is mostly related to Western Asset / Claymore Inflation Linked Securities and Income Fund (“WIA”).  The fund invests at least 80% of its total assets in inflation- linked securities and at least 60% of its total managed assets in U.S. Treasury Inflation-Protected Securities.

	Unrealized Gains and (Losses)
	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$986	$(148)
Corporate	2,028	(936)
	3,014	(1,084)

Equity securities:
Common stocks	(262)	(819)

Total debt and equity securities	$2,752	$(1,903)

Pursuant to FASB issued guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other than temporary or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2009, in connection with this process, we have not charged any net realized investment loss to operations.

The investments held as of September 30, 2009 and December 31, 2008, were comprised mainly of United States Government and agency bonds, as well as municipal bonds and corporate bonds held in the financial and conglomerate industries. As of September 30, 2009 13% of the fixed income portfolio is in United States Government bonds and 87% is in diverse industries. As of September 30, 2009, approximately 22% of the equity holdings are in mutual funds and 78% are in equities related to diverse industries.

As of September 30, 2009, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.4 million as of September 30, 2009 compared to the total $2.1 million as of December 31, 2008.

21st Century Holding Company

The portion of our bond portfolio classified as held to maturity is $2.7 million.  We only classify bonds as held to maturity to support collateralized letters of credit. Outstanding irrevocable letters of credit, used for such purposes, total $2.8 million and $3.0 million for the period ended September 30, 2009 and December 31, 2008, respectively.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $76.5 million, or 61.4%, to $48.1 million as of September 30, 2009, compared with $124.6 million as of December 31, 2008.

Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During the nine months ended September 30, 2009, we invested $78.2 million in longer-term investments.  We are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

Our excess cash and cash equivalents are invested in accordance with our long-term liquidity requirements. Our daily closing cash balance of approximately $2.0 million is swept into an overnight repurchase agreement account backed by U.S. Government securities.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $8.1 million, or 146.1%, to $13.6 million as of September 30, 2009, compared with $5.5 million as of December 31, 2008.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $0.8 million, or 24.0%, to $4.2 million as of September 30, 2009, compared with $3.4 million as of December 31, 2008.

Our homeowners’ insurance premiums receivable increased $0.9 million, or 54.1%, to $2.6 million as of September 30, 2009, compared with $1.7 million as of December 31, 2008. The increased homeowners’ insurance premiums receivable is due to our direct billing program. Our commercial general liability insurance premiums receivable decreased $0.3 million, or 19.1%, to $1.4 million as of September 30, 2009, compared with $1.7 million as of December 31, 2008. Premiums receivable in connection with our automobile line of business increased $0.1 million, or 107.8%, to $0.2 million as of September 30, 2009, compared with $0.1 million as of December 31, 2008.

Reinsurance Recoverable, net

 Reinsurance recoverable, net, decreased $5.4 million, or 31.8%, to $11.5 million as of September 30, 2009, compared with $16.9 million as of December 31, 2008. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net are not significant.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs increased $1.4 million, or 22.6%, to $8.0 million as of September 30, 2009, compared with $6.6 million as of December 31, 2008. The change is due to increased homeowner’s written and unearned premium, net of decreased commercial general liability premium.

Deferred Income Taxes, net

Deferred income taxes, net, decreased $6.1 million, or 71.5%, to $2.4 million as of September 30, 2009, compared with $8.5 million as of December 31, 2008. Deferred income taxes, net is comprised of approximately $5.3 million and $10.8 million of deferred tax assets, net of approximately $2.9 million and $2.3 million of deferred tax liabilities as of September 30, 2009 and December 31, 2008, respectively.

21st Century Holding Company

Income Taxes Receivable

Income taxes receivable increased $4.8 million, or 211.1%, to $7.1 million as of September 30, 2009, compared with $2.3 million as of December 31, 2008. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, decreased $0.2 million, or 14.5%, to $0.7 million as of September 30, 2009 compared with $0.9 million as of December 31, 2008. The change is primarily due to depreciation and amortization of our existing property, plant and equipment.

Other Assets

Other assets increased $0.3 million, or 14.8%, to $2.8 million as of September 30, 2009, compared with $2.5 million as of December 31, 2008. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investments related.

	September 30, 2009	December 31, 2008
	(Dollars in Thousands)

Accrued interest income receivable	$1,055	$243
Notes receivable	592	703
Deposits	412	71
Prepaid expenses	386	748
Revenue sharing due from reinsurer	-	282
Other	394	425
Total	$2,839	$2,472

Unpaid Losses and LAE

Unpaid losses and LAE increased $1.5 million, or 2.3%, to $66.3 million as of September 30, 2009, compared with $64.8 million as of December 31, 2008. The composition of unpaid losses and LAE by product line is as follows.

		September 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$8,490	$20,406	$28,896	$8,048	$19,678	$27,726
Commercial General Liability	7,604	28,129	35,733	7,531	26,998	34,529
Automobile	443	1,213	1,656	657	1,863	2,520
Total	$16,537	$49,748	$66,285	$16,236	$48,539	$64,775

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

21st Century Holding Company

Unearned Premium

Unearned premiums increased $5.1 million, or 12.5%, to $45.6 million as of September 30, 2009, compared with $40.5 million as of December 31, 2008. The change was due to a $7.4 million increase in unearned homeowners’ insurance premiums of which $3.9 million is associated with our assumption of policies from Citizens, a $2.5 million decrease in unearned commercial general liability premiums, a $0.3 million increase in unearned flood insurance premiums, and less than a $0.1 million decrease in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.3 million, or 20.5%, to $2.0 million as of September 30, 2009, compared with $1.7 million as of December 31, 2008. Premium deposits are monies received on policies not yet in force as of September 30, 2009.

Bank Overdraft

Bank overdraft increased $2.8 million, or 31.9%, to $11.5 million as of September 30, 2009, compared with $8.7 million as of December 31, 2008. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.4 million, or 24.5%, to $1.1 million as of September 30, 2009, compared with $1.5 million as of December 31, 2008. In accordance with the provisions of FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.2 million, or 20.1%, to $2.5million as of September 30, 2009, compared with $3.7 million as of December 31, 2008.  This change is due to the timing of payments with our trade vendors.

21st Century Holding Company

Results of Operations
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Gross Premiums Written

Gross premiums written decreased $3.0 million, or 18.5%, to $12.9 million for the three months ended September 30, 2009, compared with $15.9 million for the three months ended September 30, 2008.  The following table denotes gross premiums written by major product line.

	Three Months Ended September 30,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage
Homeowners'	$7,815	60.51%	$8,400	52.99%
Commercial General Liability	4,072	31.52%	4,795	30.25%
Federal Flood	983	7.61%	2,615	16.50%
Automobile	47	0.36%	41	0.26%
Gross written premiums	$12,917	100.00%	$15,851	100.00%

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

We continue to afford premium discounts in response to wind mitigation efforts by policyholders. Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium. During the three months ended September 30, 2009 and 2008 wind mitigation credits totaling $0.3 million and $3.0 million were afforded our policyholders, respectively. As of September 30, 2009, 62.2% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.6 million, (a 27.7% reduction of in-force premium), while 46.2% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $14.4 million, (a 17.7% reduction of in-force premium), as of September 30, 2008.

Due in part to the effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies decreased $.06 million, or 7.0%, to $7.8 million for the three months ended September 30, 2009, compared with $8.4 million for the three months ended September 30, 2008. Included in our sale of homeowners’ policies during the three months ended September 30, 2009, is $2.8 million from policies we assumed from Citizens.

On September 30, 2009, Federated National announced it received approval for a premium rate increase for its homeowner's program within the state of Florida, by Florida's OIR. The premium rate increase, which will average approximately nineteen percent (19%) statewide, will be deployed on policies with effective dates of November 1, 2009 and December 1, 2009 for new and renewals, respectively.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of  “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. On June 11, 2009, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”).

21st Century Holding Company

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

 The Company’s sale of commercial general liability policies decreased by $0.7 million to $4.1 million for the three months ended September 30, 2009, compared with $4.8 million for the three months ended September 30, 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$11	0.27%	$27	0.55%
Arkansas	1	0.03%	-	-
California	-	-	51	1.06%
Florida	3,584	88.02%	3,497	72.93%
Georgia	76	1.87%	141	2.94%
Louisiana	199	4.89%	986	20.57%
Maryland	-	-	2	0.05%
South Carolina	-	-	7	0.14%
Texas	201	4.92%	84	1.76%
Total	$4,072	100.00%	$4,795	100.00%

The Company’s sale of auto insurance policies remained relatively unchanged at less than $0.1 million for the three month ended September 30, 2009 and September 30, 2008.

Gross Premiums Ceded

Gross premiums ceded increased to $36.8 million for the three months ended September 30, 2009, compared with $25.7 million for the three months ended September 30, 2008. Gross premiums ceded under our catastrophe reinsurance program totaled $35.8 million and gross premiums ceded to the write-your-own flood program totaled $1.0 million for the three months ended September 30, 2009.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $22.3 million for the three months ended September 30, 2009, compared with a $15.4 million increase for the three months ended September 30, 2008. This change is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $11.1 million for the three months ended September 30, 2009, compared with  $10.7 million for the three months ended September 30, 2008. The change was due to a $10.7 million decrease in unearned homeowners’ insurance premiums of which $6.2 million is associated with our assumption of policies from Citizens, a $0.5 million decrease in unearned commercial general liability premiums, a less than $0.1 million decrease in unearned automobile premiums, net of a $0.1 million increase in unearned flood premiums during the three months ended September 30, 2009. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

21st Century Holding Company

Net Premiums Earned

Net premiums earned decreased $6.7 million, or 41.5%, to $9.5 million for the three months ended September 30, 2009, compared with $16.2 million for the three months ended September 30, 2008. The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
Homeowners'	$4,861	51.11%	$9,116	56.11%
Commercial General Liability	4,587	48.23%	7,064	43.47%
Automobile	63	0.66%	69	0.42%
Net premiums earned	$9,511	100.00%	$16,249	100.00%

The change in homeowners’ net premiums earned is partially due to a $10.7 million decrease in unearned premiums, of which $6.2 million is associated with our assumption of policies from Citizens, and a $0.6 million decrease in premium volume. Please see above Gross Premiums Ceded discussion.

The change in commercial general liability net premiums earned is a result of decreased premium volume. The primary factor for the decrease in premium volume is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

Commission Income

Commission income decreased $0.2 million, or 56.7%, to $0.1 million for the three months ended September 30, 2009, compared with $0.3 million for the three months ended September 30, 2008. The primary component of our commission income is in connection with our write-your-own flood premiums.

Finance Revenue

Finance revenue remained unchanged at $0.1 million for the three months ended September 30, 2009, compared with $0.1 million for the three months ended September 30, 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees remained unchanged at $0.3 million for the three months ended September 30, 2009, compared with $0.3 million for the three months ended September 30, 2008.

Net Investment Income

Net investment income decreased $0.7 million to $0.8 million for the three months ended September 30, 2009, compared with $1.5 million for the three months ended September 30, 2008.  Our yield of interest income measured against debt securities and cash was 2.3% for the three months ended September 30, 2009, compared with 3.8% for the three months ended September 30, 2008. Our yield of interest income measured against debt securities was 3.7% for the three months ended September 30, 2009. Our net investment income and yield were adversely affected by having an average cash balance of $55.0 million in the prime money market account that provided less than a 1% yield during the three months ended September 30, 2009.

Net investment income on corporate bonds, which generally provide a higher yield than US Government bonds, decreased $0.3 million to $0.5 million for the three months ended September 30, 2009, compared with $0.8 million for the three months ended September 30, 2008.  The decrease in corporate bond income was due to our selection of higher quality bonds that reduce overall portfolio risk though offer a lower yield.

21st Century Holding Company

Dividend income decreased to less than $0.1 million for the three months ended September 30, 2009, compared with $0.2 million for the three months ended September 30, 2008.  Short-term income decreased $0.3 million to less than $0.1 million for the three months ended September 30, 2009, compared with $0.3 million for the three months ended September 30, 2008.  Municipal income increased by $0.2 million to $0.4 million for the three months ended September 30, 2009, compared with $0.2 million for the three months ended September 30, 2008.  Additionally, for the three months ended September 30, 2009 asset management fees of $0.1 million are included in net investment income compared to nearly nothing for the three months ended September 30, 2008.

See additional discussion within the above “Analysis of Financial Condition as of September 30, 2009 Compared with December 31, 2008 – Investments”.

Net Realized Investment Gains (Losses)

Net realized investment gains were $1.6 million for the three months ended September 30, 2009, compared with net realized investment losses of $3.0 million for the three months ended September 30, 2008.

During the quarter ended September 30, 2008, we marked certain equity investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. The pretax charge to operations was approximately $2.7 million in connection with our estimates of the net realizable value of these investments.

The table below depicts the net realized investment gains (losses) by investment category for the three months ended September 30, 2009 as compared with the same period during 2008.

	Net Realized Gains (Losses)
	Three Months Ended September 30,
	2009	2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$(7)	$-
Corporate	(239)	(523)

Equity securities:
Common stocks	1,796	(2,472)

Total net realized gains (losses)	$1,550	$(2,995)

Regulatory Assessments Recovered

Regulatory assessments recovered decreased $0.1 million, or 23.6%, to $0.3 million for the three months ended September 30, 2009, compared with $0.4 million for the three months ended September 30, 2008.

Other Income

Other income increased $0.2 million, or 196.5%, to more than $0.2 million for the three months ended September 30, 2009, compared with less than $0.1 million for the three months ended September 30, 2008.

Major components of other income for the three months ended September 30, 2009 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

21st Century Holding Company

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

Losses and LAE increased by $1.2 million, or 12.5%, to $11.1 million for the three months ended September 30, 2009, compared with $9.9 million for the three months ended September 30, 2008. The overall change includes a $0.9 million increase in our homeowners’ program, a $0.1 million decrease in our commercial general liability program and a $0.4 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

		September 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$8,490	$20,406	$28,896	$8,048	$19,678	$27,726
Commercial General Liability	7,604	28,129	35,733	7,531	26,998	34,529
Automobile	443	1,213	1,656	657	1,863	2,520
Total	$16,537	$49,748	$66,285	$16,236	$48,539	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.5 million during the three months ended September 30, 2009.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended September 30, 2009 was 118.7% compared with 60.9% for the same period in 2008. The table below reflects the loss ratios by product line.

	Three Months Ended September 30,
	2009	2008
Homeowners'	156.4%	65.1%
Commercial General Liability	80.8%	51.2%
Automobile	-68.8%	210.9%
All lines	118.7%	60.9%

21st Century Holding Company

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.7 million, or 42.4%, to $2.4 million for the three months ended September 30, 2009, compared with $1.7 million for the three months ended September 30, 2008.

The change is partially due to the addition of Insure-Link, created to serve as an independent insurance agency, for which operating and underwriting expenses increased to $0.2 million for the three months ended September 30, 2009, compared with nearly nothing for the three months ended September 30, 2008. Additionally, actuarial fees, bad debt expense, computer maintenance fees and licenses and fees expense increased a net total $0.5 million for the three months ended September 30, 2009, compared with the three months ended September 30, 2008.

Salaries and Wages

Salaries and wages decreased $0.1 million, or 6.0%, to $2.0 million for the three months ended September 30, 2009, compared with $2.1 million for the three months ended September 30, 2008.

The charge to operations for stock based compensation, in accordance with the provisions of FASB issued guidance, was approximately $100,000 during the three months ended September 30, 2009 compared with approximately $100,000 for the three months ended June 30, 2008.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $0.4 million, or 8.5%, to $3.8 million for the three months ended September 30, 2009, compared with $4.2 million for the three months ended September 30, 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowner’s written premium, net of decreased commercial general liability premium.

Provision for Income Tax Benefit

The provision for income tax benefit was $2.4 million for the three months ended September 30, 2009, compared with $0.3 million for the three months ended September 30, 2008.

The effective rate for income taxes was 37.6% for the three months ended September 30, 2009.

The effective rate for income taxes was 18.2% for the three months ended September 30, 2008. The unusual provision for the three months ended September 30, 2008 is due to a $2.7 million investment impairment adjustment and the related deferred tax asset.

Net Loss

Because of the foregoing, the Company’s net loss for the three months ended September 30, 2009 was $4.0 million compared with $1.5 million for the three months ended September 30, 2008.

21st Century Holding Company

Results of Operations
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Gross Premiums Written

Gross premiums written increased $4.2 million, or 6.0%, to $74.9 million for the nine months ended September 30, 2009, compared with $70.7 million for the nine months ended September 30, 2008.  The following table denotes gross premiums written by major product line.

	Nine Months Ended September 30,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage
Homeowners'	$59,503	79.40%	$48,320	68.35%
Commercial General Liability	12,490	16.66%	19,385	27.42%
Federal Flood	2,737	3.65%	2,615	3.70%
Automobile	219	0.29%	375	0.53%
Gross written premiums	$74,949	100.00%	$70,695	100.00%

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

We continue to afford premium discounts in response to wind mitigation efforts by policyholders. Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium. During the nine months ended September 30, 2009 and 2008 wind mitigation credits totaling $5.8 million and $11.9 million were afforded our policyholders, respectively. As of September 30, 2009, 62.2 % of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.6 million, (a 27.7% reduction of in-force premium), while 46.2% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $14.4 million, (a 17.7% reduction of in-force premium), as of September 30, 2008.

Despite the effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies increased $11.2 million, or 23.1%, to $59.5 million for the nine months ended September 30, 2009, compared with $48.3 million for the nine months ended September 30, 2008. Included in our sale of homeowners’ policies during the nine months ended September 30, 2009, is $11.5 million we assumed from Citizens.

On September 30, 2009, Federated National announced it received approval for a premium rate increase for its homeowner's program within the state of Florida, by Florida's OIR. The premium rate increase, which will average approximately nineteen percent (19%) statewide, will be deployed on policies with effective dates of November 1, 2009 and December 1, 2009 for new and renewals, respectively.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. On June 11, 2009, Demotech reaffirmed Federated National’s FSR of A, Exceptional.

21st Century Holding Company

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

 The Company’s sale of commercial general liability policies decreased by $6.9 million to $12.5 million for the nine months ended September 30, 2009, compared with $19.4 million for the nine months ended September 30, 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$58	0.47%	$98	0.51%
Arkansas	4	0.03%	12	0.06%
California	51	0.41%	251	1.29%
Florida	10,041	80.38%	12,891	66.51%
Georgia	230	1.84%	471	2.43%
Kentucky	1	0.01%	1	0.00%
Louisiana	1,426	11.42%	3,501	18.06%
Maryland	-	-	2	0.01%
South Carolina	2	0.02%	66	0.34%
Texas	676	5.41%	2,084	10.75%
Virginia	1	0.01%	8	0.04%
Total	$12,490	100.0%	$19,385	100.0%

The Company’s sale of auto insurance policies decreased less than $0.2 million, or 41.6%, to $0.2 million for the nine months ended September 30, 2009, compared with less than $0.4 million for the nine months ended September 30, 2008.

Gross Premiums Ceded

Gross premiums ceded increased $22.8 million, or 67.2%, to $56.7 million for the nine months ended September 30, 2009, compared with $33.9 million for the nine months ended September 30, 2008. Gross premiums ceded under our catastrophe reinsurance program totaled $54.0 million and gross premiums ceded to the write-your-own flood program totaled $2.7 million for the nine months ended September 30, 2009.

 Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $24.5 million for the nine months ended September 30, 2009, compared with a $1.8 million increase for the nine months ended September 30, 2008. This change is primarily is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $5.1 million for the nine months ended September 30, 2009, compared with an $11.7 million decrease for the nine months ended September 30, 2008. The 2009 amount was due to a $7.4 million increase in unearned homeowners’ insurance premiums, of which $3.9 million is associated with our assumption of policies from Citizens, a $0.3 million increase in unearned flood premiums, net of a $2.5 million decrease in unearned commercial general liability premiums and a less than $0.1 million decrease in unearned automobile premiums. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $12.6 million, or 25.1%, to $37.7 million for the nine months ended September 30, 2009, compared with $50.3 million for the nine months ended September 30, 2008. The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
Homeowners'	$22,375	59.38%	$28,063	55.78%
Commercial General Liability	15,091	40.05%	21,796	43.32%
Automobile	214	0.57%	455	0.90%
Net premiums earned	$37,680	100.00%	$50,314	100.00%

The change in homeowners’ net premiums earned is partially due to a $7.4 million increase in unearned premiums, of which $3.9 million is associated with our assumption of risks from Citizens. The change is also a result of an $11.2 million increase in premium volume, which includes $11.5 million premium volume associated with our assumption of risks from Citizens. Please see above Gross Premiums Ceded discussion.

The change in commercial general liability net premiums earned is a result of decreased premium volume. The change in commercial general liability net premiums earned is a result of decreased premium volume. The primary factor for the decrease in premium volume is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

Commission Income

Commission income decreased $0.7 million, or 45.4%, to $0.7 million for the nine months ended September 30, 2009, compared with $1.4 million for the nine months ended September 30, 2008. The primary component of our commission income is in connection with our reinsurance treaties and write-your-own flood premiums.

Finance Revenue

Finance revenue decreased $0.1 million, or 12.1%, to $0.2 million for the nine months ended September 30, 2009, compared with $0.3 million for the nine months ended September 30, 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.2 million, or 11.6%, to $1.2 million for the nine months ended September 30, 2009, compared with $1.4 million for the nine months ended September 30, 2008.

21st Century Holding Company

Net Investment Income

Net investment income decreased $3.3 million to $2.0 million for the nine months ended September 30, 2009, compared with $5.3 million for the nine months ended September 30, 2008.  Our yield of interest income measured against debt securities and cash was 1.9% for the nine months ended September 30, 2009, compared with 4.5% for the nine months ended September 30, 2008.  Our yield of interest income measured again debt securities was 4.7% for the nine months ended September 30, 2009. Our net investment income and yield were adversely affected by having an average cash balance of $55.0 million in the prime money market account that provided less than a 1% yield during the nine months ended September 30, 2009.

Net investment income on corporate bonds, which generally provide a higher yield than US Government bonds, decreased $1.4 million to $1.1 million for the nine months ended September 30, 2009, compared with $2.5 million for the nine months ended September 30, 2008.  The decrease in corporate bond income was due to our selection of higher quality bonds that reduce overall portfolio risk though offer a lower yield.

Dividend income decreased $0.6 million to $0.3 million for the nine months ended September 30, 2009, compared with $0.9 million for the nine months ended September 30, 2008.  Short-term income decreased $0.6 million to $0.2 million for the nine months ended September 30, 2009, compared with $0.8 million for the nine months ended September 30, 2008.  Municipal income increased by $0.3 million to $0.9 million for the nine months ended September 30, 2009, compared with $0.6 million for the nine months ended September 30, 2008.  Additionally, for the nine months ended September 30, 2009 asset management fees of $0.3 million are included in net investment income compared to nearly nothing for the nine months ended September 30, 2008.

See additional discussion within the above “Analysis of Financial Condition as of September 30, 2009 Compared with December 31, 2008 – Investments”.

Net Realized Investment Gains (Losses)

Net realized investment gains were $1.1 million for the nine months ended September 30, 2009, compared with net realized investment losses of $9.3 million for the nine months ended September 30, 2008. Net realized investment losses for the nine months ended September 30, 2009 were a result of the disposition of non-performing investments.

During the nine months ended September 30, 2008, we marked certain equity investments to market value pursuant to guidelines prescribed by FASB issued guidance.  In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.  The pretax charge to operations was approximately $9.2 million in connection with our estimates of the net realizable value of these investments.

The table below depicts the net realized investment losses by investment category for the nine months ended September 30, 2009 as compared with the same period during 2008.

	Net Realized Gains (Losses)
	Nine Months Ended September 30,
	2009	2008
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$10	$12
Corporate	(467)	(523)
	(457)	(511)

Equity securities:
Common stocks	1,539	(8,798)

Total net realized (losses)	$1,082	$(9,309)

21st Century Holding Company

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.4 million, or 25.4%, to $2.0 million for the nine months ended September 30, 2009, compared with $1.6 million for the nine months ended September 30, 2008.

Other Income

Other income increased $0.1 million, or 23.5%, to $0.6 million for the nine months ended September 30, 2009, compared with $0.5 million for the nine months ended September 30, 2008.

Major components of other income for the nine months ended September 30, 2009 included approximately $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in connection with rental income, interest income and miscellaneous income.

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

Losses and LAE decreased by $1.3 million, or 4.3%, to $29.0 million for the nine months ended September 30, 2009, compared with $30.3 million for the nine months ended September 30, 2008. The overall change includes a $1.7 million increase in our homeowners’ program, a $3.6 million decrease in our commercial general liability program and a $0.6 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)
Homeowners'	$8,490	$20,406	$28,896	$8,048	$19,678	$27,726
Commercial General Liability	7,604	28,129	35,733	7,531	26,998	34,529
Automobile	443	1,213	1,656	657	1,863	2,520
Total	$16,537	$49,748	$66,285	$16,236	$48,539	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.5 million during the nine months ended September 30, 2009.

21st Century Holding Company

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine-month period ended September 30, 2009 was 77.2% compared with 60.1% for the same period in 2008. The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2009	2008
Homeowners'	84.0%	58.3%
Commercial General Liability	68.5%	64.2%
Automobile	-7.3%	16.0%
All lines	77.2%	60.1%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.9 million, or 40.5%, to $6.6 million for the nine months ended September 30, 2009, compared with $4.7 million for the nine months ended September 30, 2008.

The change is partially due to the addition of Insure-Link, created to serve as an independent insurance agency, for which operating and underwriting expenses increased to $0.3 million for the nine months ended September 30, 2009, compared with nearly nothing for the nine months ended September 30, 2008. Additionally, premium tax expense increased $0.6 million, to $0.7 million for the nine months ended September 30, 2009, compared to $0.1 million for the nine months ended September 30, 2008. Actuarial fees, bad debt expense, commission, insurance and surveys & underwriting reports expense increased a net total $1.0 million for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008.

Salaries and Wages

Salaries and wages increased $0.2 million, or 2.8%, to $5.8 million for the nine months ended September 30, 2009, compared with $5.6 million for the nine months ended September 30, 2008.

The charge to operations for stock based compensation, in accordance with the provisions of FASB issued guidance, was approximately $326,000 during the nine months ended September 30, 2009 compared with approximately $400,000 for the nine months ended September 30, 2008.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $2.3 million, or 19.6%, to $9.5 million for the nine months ended September 30, 2009, compared with $11.8 million for the nine months ended September 30, 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowners’ written premium, net of decreased commercial general liability premium.

Provision for Income Tax Benefit

The provision for income tax benefit was $2.3 million for the nine months ended September 30, 2009, compared with $1.2 million for the nine months ended September 30, 2008.

The 43.9% beneficial effective rate for income taxes for the nine months ended September 30, 2009 was primarily due to our tax-exempt interest and dividend received deduction.

The unusual provision for the nine months ended September 30, 2008 is due to a $9.2 million investment impairment adjustment and the related deferred tax asset. Also affecting the 2008 rate was a one-time $1.0 million benefit in connection with the estimation of the previous years’ income taxes.

Net Loss (Income)

Because of the foregoing, the Company’s net loss for the nine months ended September 30, 2009 was $2.9 million compared with net income of $0.3 million for the nine months ended September 30, 2008.

21st Century Holding Company

Liquidity and Capital Resources

For the nine months ended September 30, 2009, our primary sources of capital were revenues generated from operations, including decreased deferred income tax expense, decreased reinsurance recoverable, net, increased unearned premiums, increased bank overdraft, increased unpaid losses and LAE and net realized investment gains. Other sources of capital included increased premium deposits and customer credit balances, non-cash compensation, depreciation and amortization, an increase in the provision for uncollectible premiums receivable and an increase in the provision for credit losses, net. Also contributing to our liquidity were proceeds from the sale of investments and the tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

For the nine months ended September 30, 2009, operations provided net operating cash flow of $2.2 million, compared with having used $13.9 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, operations generated $22.8 million of gross cash flow due to a $6.1 million decrease in deferred income tax expense, a $5.4 million decrease in reinsurance recoverable, net, a $5.1 million increase in unearned premiums and a $2.8 million increase in bank overdraft. Additional sources of cash included a $1.5 million increase in unpaid losses and LAE, $1.1 million in net realized investment gains, a $0.3 million increase in premium deposits and customer credit balances, $0.3 million in non-cash compensation, $0.1 million in depreciation and amortization and a $0.1 million increase in the provision for uncollectible premiums receivable.

For the nine months ended September 30, 2009, operations used $20.6 million of gross cash flow primarily due to an $8.1 million decrease in prepaid reinsurance premiums, a $4.8 million increase in income taxes recoverable, a $1.5 million increase in policy acquisition costs and a $1.2 million decrease in accounts payable and accrued expenses. Additional uses of cash included a $0.9 million increase in premiums receivable, a $0.8 million increase in other assets and $0.4 million in amortization of investment discount, all in conjunction with a net loss of $2.9 million.

For the nine months ended September 30, 2009, net investing activities used $77.3 million, compared with having provided $63.8 million for the nine months ended September 30, 2008. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities.

For the nine months ended September 30, 2009, investing activities generated $51.5 million and used $128.8 million mainly from the sale and purchase activity in our bond portfolio. Our fixed income portfolio contained callable features exercised in 2008.  The proceeds from these called securities were in cash and short-term investments as of December 31, 2008.  During the nine months ended September 30, 2009, we invested $78.2 million in longer-term investments. We are currently evaluating long and short-term investment options for best yields that match our liquidity needs.

For the nine months ended September 30, 2009, net financing activities used $1.3 million, compared with having used $2.9 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the uses of cash in connection with financing activities included $1.4 million in dividends paid.

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

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment portfolio is available for sale and carried at fair value, except for that portion deemed as held to maturity.  Gains that represent securities with a fair value in excess of amortized cost, and losses (amortized cost is in excess of fair value) that are deemed temporary by management are recorded in shareholders’ equity in accumulated other comprehensive income. Losses deemed other than temporary by management are recorded as net realized losses in the consolidated statement of operations. The amortized cost, estimated fair value of securities available for sale and securities held to maturity, and unrealized gains and losses as of September 30, 2009 are as follows.

	Book Value / Amortized Cost		Fair Value		Unrealized Gains (Losses)
			(Dollars in Thousands)
Debt securities:
U.S. government obligations, available for sale	$47,731	46.41%	$48,717	46.06%	$986
U.S. government obligations, held to maturity	2,645	2.57%	2,814	2.66%	169
Corporate, available for sale	40,359	39.24%	42,387	40.07%	2,028
Corporate, held to maturity	-	-	-	-	-
	$90,735	88.22%	$93,918	88.79%	$3,183
Equity securities:
Common stocks available for sale	12,115	11.78%	11,853	11.21%	(262)

Total debt and equity securities	$102,850	100.00%	$105,771	100.00%	$2,921

We did not record the approximately $169,000 unrealized gains for our held to maturity portfolio reflected in the above table, as of September 30, 2009.

As of September 30, 2009, there were no concentrations greater than 5% of total investments in any single investment other than United States government and agency obligations and obligations of states and political subdivisions.

21st Century Holding Company

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2009, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we have issued an aggregate of 2,000 options to an executive of the Company under our 2002 stock option plan. The options have an exercise price of $3.03 per share, vest over five years and expire six years from the grant date.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Security Holders

None

Item 5

Other Information

None

21st Century Holding Company

Item 6

Exhibits

10.1  Excess Catastrophe Reinsurance Contract, effective July 1, 2009, issued to Federated National Insurance Company. *

10.2  Reinstatement Premium Protection Contract, effective July 1, 2009, issued to Federated National Insurance Company. *

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
Michael H. Braun, Chief Executive Officer

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer

Date: November 9, 2009

21st Century Holding Company

EXHIBIT INDEX

10.1  Excess Catastrophe Reinsurance Contract, effective July 1, 2009, issued to Federated National Insurance Company.

10.2  Reinstatement Premium Protection Contract, effective July 1, 2009, issued to Federated National Insurance Company.

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.