Form 10-K
period 2009-12-31
21ST CENTURY HOLDING CO
filed 2010-03-26
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $21,916,901 on June 30, 2009, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

 As of March 26, 2010, the total number of common shares outstanding of Registrant's common stock was 7,946,384.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1             BUSINESS

GENERAL

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products. We also utilize a select number of general agents for the same purpose.

The insurable events during 2009, 2008 and 2007 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2009, 2008 and 2007 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors including:

•	the quality of the insurable risks underwritten;
•	the nature and severity of the loss;
•	weather-related patterns;
•	the availability, cost and terms of reinsurance;
•	underlying settlement costs, including medical and legal costs;
•	legal and political factors such as legislative initiatives and public opinion;
•	macroeconomic issues.

We continue to manage the foregoing to the extent within our control. Many of the foregoing are partially, or entirely, outside our control.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states.

21st Century Holding Company

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

During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the year ended December 31, 2008, 68.7%, 27.0%, 3.7% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively.

Despite the effects of Florida’s mandated homeowners’ rate reductions and wind mitigation discounts, the Company’s sale of homeowners’ policies increased $24.0 million, or 39.5%, to $84.7 million in 2009, compared with $60.7 million in 2008. Included in our sale of homeowners’ policies during 2009, is $17.9 million from policies we assumed from Citizens Property Insurance Corporation (“Citizens”). The primary factor for the decrease in commercial general liability production is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle.

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

Our internet web site is www.21stcenturyholding.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

RECENT DEVELOPMENTS

Proposed Florida Legislation

Throughout 2009, industry leaders and lawmakers have met to discuss legislative options including a significant reduction of capacity in the Florida Hurricane Catastrophe Fund (“FHCF”), substantially increasing members’ co-insurance participation and the reorganization of the FHCF under the Florida Cabinet. Efforts by the Governor and Commissioner of Insurance at the federal level to secure post catastrophic event liquidity commitments remain ongoing.

Additionally, the Board of Directors of the Florida Insurance Guaranty Association (“FIGA”) held separate meetings to discuss their continued financial challenges in connection with the insolvency of a particular insurance company that was assumed subsequent to the 2005 – 2006 hurricane season. At this time, the Florida legislature has not adopted any new laws or regulations. However, the Florida legislators and regulators have discussed certain changes to the existing laws and regulations which would impact our property and casualty insurance business in fiscal 2010 or any subsequent years. One such change being discussed among regulators would consider limiting the amount of time available to report a claim from five years to three years.

21st Century Holding Company

Another initiative among legislators would, with certain exceptions, prohibit public adjusters from making certain employment solicitations or unsolicited written communications.  Those exceptions, which pertain to written communication, specify public adjusters conduct, the timing of their solicitation, and the form and permissible content of any solicitation that a public adjuster might employ. These changes are intended to restrict or limit public adjusters involvement in the claims process. There are no assurances that these regulatory initiatives will be successful during the 2010 legislative season.

BUSINESS STRATEGY

We expect that in 2010 we will capitalize on our operational efficiencies and business practices through:

•
continued development of business initiatives introduced in 2009, such as the commercial multi-peril and inland marine insurance in the State of Florida and commercial automobile into various states as a supporting line of business for our artisan commercial general liability program;

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the state of Florida and avoiding risks that do not yield an underwriting profit;

•	continued territorial expansion of our commercial general liability, inland marine, and private passenger automobile insurance products into additional states;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	offering our employees continuing education classes appropriate to the respective discipline employed within this organization;

•	assumption of existing risks from other carriers; and

•	additional strategies that may include possible acquisitions or further dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

Additionally, State of Florida legislative initiatives, increased competition, softening general market conditions and additional loss development from catastrophic events over two years old suggest that continued financial challenges exist in 2010.

The Company expects the 19% average statewide rate increase that was implemented in late 2009, on those policies written on a direct basis, along with other pending rate and rule changes, to gain momentum and accrete throughout 2010. Furthermore, the Company anticipates favorable pricing terms on our upcoming reinsurance contracts because early indicators show that there is ample capital availability in the private reinsurance markets. Additionally, we will continue to seek improvements in our marketing strategies intended to attract profitable distribution channels while maintaining compliance with our underwriting guidelines.

INSURANCE OPERATIONS AND RELATED SERVICES

General

We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National and American Vehicle.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states.

21st Century Holding Company

The following tables set forth the amount and percentages of our consolidated gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2009		2008		2007
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$836	0.8%	$487	0.6%	$1,867	1.4%
Federal Flood	3,559	3.4%	3,263	3.7%	-	0.0%
Homeowners'	84,705	81.2%	60,708	68.7%	99,502	74.5%
Commercial General Liability	15,279	14.6%	23,790	27.0%	32,222	24.1%
Total gross written premiums	$104,379	100.0%	$88,248	100.0%	$133,591	100.0%

Ceded premiums:
Automobile	$14	0.0%	$-	0.0%	$-	0.0%
Federal Flood	3,559	6.3%	3,263	9.4%	-	0.0%
Homeowners'	52,518	93.5%	31,290	90.6%	44,551	100.0%
Commercial General Liability	126	0.2%	-	0.0%	-	0.0%
Total ceded premiums	$56,217	100.0%	$34,553	100.0%	$44,551	100.0%

Net written premiums
Automobile	$822	1.7%	$487	0.9%	$1,867	2.1%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	32,187	66.8%	29,418	54.8%	54,952	61.7%
Commercial General Liability	15,153	31.5%	23,790	44.3%	32,222	36.2%
Total net written premiums	$48,162	100.0%	$53,695	100.0%	$89,041	100.0%

We marketed our insurance products through our network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, and general agents during fiscal years 2009, 2008 and 2007.

Homeowners’ Property and Casualty Insurance

Federated National underwrites homeowners’ insurance primarily in the South, West and Central Florida regions. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The table that follows reflects the number of homeowner policies in-force by South Florida counties and all other Florida counties and reflects our concentrations of risk from catastrophic events.

	In-Force Policy Count
	Years Ended December 31,
	2009		2008		2007
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Dade	3,544	6.7%	2,981	9.7%	4,587	12.7%
Broward	4,139	7.9%	3,629	11.8%	4,446	12.3%
Pinellas	5,147	9.8%	(a)	0.0%	(a)	0.0%
Hillsborough	4,505	8.6%	(a)	0.0%	(a)	0.0%
West Palm Beach	14,543	27.6%	14,152	45.7%	14,969	41.3%
All others	20,728	39.4%	10,122	32.8%	12,239	33.7%
Total	52,606	100.0%	30,884	100.0%	36,241	100.0%

(a) immaterial prior years amounts are included in "All Others"

21st Century Holding Company

Our homeowner insurance products typically provide maximum dwelling coverage in the amount of approximately $0.8 million, with the aggregate maximum policy limit being approximately $1.5 million. We continually subject these limits to review; though there were no material changes during 2009. The approximate average premium on the policies currently in-force is $1,696, as compared with $2,016 for 2008. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida Office of Insurance Regulation (“Florida OIR”).

During 2009, the Florida OIR granted Federated National an average statewide increase of 19% for new and renewal policies which were not part of the Citizens assumptions, effective November 1, 2009 and December 1, 2009, respectively. Previous to this filing was our May 2008 “file and use” rate filing that reflected an average rate decrease of 11.3%. The June 2007 rate filing resulted in an average rate reduction of 15.2%. We have requested a 14.9% rate increase in connection with our Citizens assumptions which is currently pending Florida OIR approval.

Commercial Residential Property Insurance

During 2009 the Florida OIR granted Federated National the authority to write commercial residential property insurance under the fire line of business. This class of business affords property coverage primarily to associations with property commonly owned by the tenants of the association. Aggregate policy limits ranged between $1.0 million and $6.5 million with operations beginning in the end of September 2009. Additionally, the Company has secured automatic facultative reinsurance for insured values up to $10.0 million with permission to individually submit attractive risks greater than $10 million to our reinsurers for quote and binding authority. Typically, Federated National retains the first $1.0 million of loss and cedes the remaining balance via our facultative treaty.

These risks are significantly different from the homeowner risks discussed previously in terms of insured value, frequency of covered loss and marketing techniques. We market this program directly to a select number of reputable agencies throughout the State of Florida.

Commercial General Liability and Inland Marine

We underwrite commercial general liability insurance for approximately 250 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants).  The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2009. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2009 is approximately $854, as compared with $798 in 2008.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

21st Century Holding Company

	Years Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			(Dollars in Thousands)
State
Alabama	$76	0.50%	$117	0.49%	$26	0.08%
Arkansas	4	0.03%	12	0.05%	-	0.00%
California	49	0.32%	269	1.13%	23	0.07%
Florida	12,341	80.77%	16,011	67.30%	21,192	65.77%
Georgia	291	1.91%	568	2.39%	1,023	3.17%
Kentucky	1	0.00%	1	0.00%	8	0.03%
Louisiana	1,736	11.36%	4,481	18.84%	5,595	17.36%
Maryland	-	0.00%	2	0.01%	-	0.00%
South Carolina	2	0.01%	70	0.29%	182	0.57%
Texas	778	5.09%	2,252	9.47%	4,127	12.81%
Virginia	1	0.01%	7	0.03%	46	0.14%
Total	$15,279	100.00%	$23,790	100.00%	$32,222	100.00%

During 2009 American Vehicle entered into a treaty to assume 50% of the business produced by Assurance Managing General Agents, Inc. (“Assurance MGA”) for United Specialty Insurance Company (“United Specialty”) and State National Insurance Company (“State National”). Both United Specialty and State National are “A” rated by A.M. Best. Under the terms of the treaty, Assurance MGA will underwrite several products within the commercial general liability and inland marine lines of business for United Specialty and State National. United Specialty and State National will cede 100 % of the book of business to an “A” rated reinsurer. American Vehicle has agreed to assume 50% of the business assumed by the “A” rated reinsurer under a retrocession agreement. The commercial general liability average premium is $855 with single limits up to $1.0 million and policy limits of $2.0 million. The inland marine average premium is $456 with policy limit amounts not to exceed $50,000 without specific underwriting approval from reinsurers.

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average annual premium on policies currently in-force is approximately $1,196, as compared with $1,292 for 2008, and the nonstandard personal automobile insurance lines represents 100% of our written premiums for personal automobile insurance in 2009 and 2008.

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

Both of our insurance subsidiaries currently underwrite nonstandard personal automobile insurance in Florida, where the maximum exposures are predominantly $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. In addition, American Vehicle writes commercial automobile insurance in Florida.  The maximum exposure is predominantly $30,000 on a combined single limit basis.

Federated National and American Vehicle underwrite new and renewal policies for this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

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

21st Century Holding Company

American Vehicle underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies in-force was $1,220 for 2009.

Flood

Federated National writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $450 with limits up to $250,000. Commissions in connection with this program totaled $0.1 million, $0.2 million and $0.3 million in 2009, 2008 and 2007, respectively. Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Assurance MGA

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2010, as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products.

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

Superior

Superior processes claims made by insureds from Federated National and American Vehicle. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Federated Premium Finance, Inc. (“Federated Premium”)

Federated Premium provides premium financing to Federated National's, American Vehicle’s and third-party’s insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in- force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from FIGA, subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

Finance contracts receivable increased $0.1 million, or 31.4%, to $0.3 million as of December 31, 2009, compared with $0.2 million as of December 31, 2008.

21st Century Holding Company

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

Insure-Link, Inc. (“Insure-Link”)

Insure-Link was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual and business clients by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends on expanding its business through marketing and by acquiring other insurance agencies. Insure-Link has binding authority for Federated National and American Vehicle, as well as many national and local insurance carriers. There were no other agency relationships with affiliated captive or franchised agents in 2009, 2008 and 2007.

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

We believe that our integrated computer systems, which allow for rapid automated premium quotation and policy issuance by our agents, is a key element in providing quality service to both our agents and insureds for various lines of our business. For example, upon entering a customer's basic personal information, the customer's driving record is accessed and a premium rate is quoted. If the customer chooses to purchase the insurance, the system can generate the policy on-site.

We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agents, none of whom are affiliated with us. We believe that information management of agent production, coupled with loss experience, will enable us to maximize profitability.

REINSURANCE AGREEMENTS

Financing risk generally involves a combination of risk retention and risk transfer techniques. Retention, similar to a deductable, involves financing losses by funds internally generated. Transfer involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk transfer agreements there are reinsurance agreements. Following reinsurance agreements there are also retro cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally there are three separate kinds of reinsurance structures - quota-share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiaries against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

21st Century Holding Company

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. Additional rationale to secure reinsurance includes an arbitrage of premium rate, availability of reinsurer’s expertise, and improved management of a profitable portfolio of insureds by way of enhanced analytical capacities.

Although reinsurance does not discharge us from our primary obligation to pay for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit risk exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay its claims or impair its ability to pay its claims in a timely manner. This could result in significant financial, legal and operational challenges to all property and casualty companies associated with FHCF, including our company.

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

Our property lines of business include homeowners’ multi-peril and fire. For the 2009-2010 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $456.6 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $349.7 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which afforded optional reinstatement premium protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $259.0 million or 56.7% of the $456.6 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2009-2010 hurricane season, inclusive of approximately $18.6 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $52.7 million. The combination of private and FHCF excess of loss reinsurance treaties will afford approximately $456.6 million of aggregate coverage with maximum first event coverage totaling approximately $349.7 million. Our retention in connection with the first two covered events is $5.0 million for each event.

The cost and amounts of reinsurance were based on management's analysis of Federated National's exposure to catastrophic risk as of June 30, 2009. Our data was subjected to exposure level analysis as of September 30, 2009. This analysis of our exposure level, in relation to the total exposures to the FHCF and excess of loss treaties, produced changes in limits and reinsurance premiums because of the changes in our exposure level. The change to management’s June 30, 2009 analysis will be amortized over the remaining balance of the underlying policy term. The Company’s retention did not change.

The 2009-2010 private reinsurance companies and their respective A.M. Best rating are listed in the table as follows.

21st Century Holding Company

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

The cost to the Company for these reinsurance products for the 2008-2009 hurricane season, inclusive of approximately $8.0 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $31.0 million. These reinsurance treaties afforded approximately $298.0 million of aggregate coverage with maximum single event coverage totaling approximately $232.0 million. Our retention in connection with the first two covered events would have been $3.0 million for each covered catastrophic event.

21st Century Holding Company

The 2008-2009 private reinsurance companies and their respective A.M. Best rating are listed in the table as follows.

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

21st Century Holding Company

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it has in 2006 and 2007, and again on October 30, 2009. There were no assessments made for the year ended December 31, 2008. Through 2007, we have been assessed $6.7 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $6.2 million in connection with these assessments.

The State Board of Administration ("SBA") and the FHCF Financing Corporation are considering a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

The FHCF reimbursement contract and addendums are all effective June 1, 2009, and the private excess of loss type treaties are all effective July 1, 2009; all treaties have a term of one year. Our reinsurance treaty with the FHCF has a significant credit risk, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. Additionally, the FHCF treaty contains an exclusion for “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.”

To date, there have been no claims asserted against the reinsurers in connection with the 2009–2010 and 2008–2009 excess of loss and FHCF treaties.

As regards to the commercial multi-peril property program that began recording premium on August 28, 2009, we have secured an automatic facultative reinsurance agreement with Munich Re and Ascot for bound risks with total insured values not to exceed $10.0 million with additional coverage in excess of $10.0 million available upon submission and subjected to underwriting guidelines. This coverage excludes catastrophic wind-storm risk. A.M. Best ratings for Munich Re and Ascot are A+ and A, respectively.

During 2009, the Company secured casualty reinsurance affording coverage totaling $4.0 million in excess of $1.0 million. This reinsurance also protects the Company against extra contractual obligations and losses in excess of policy limits. Any loss occurrence that involves liability exposure written by either Federated National or American Vehicle or a combination of both will be covered. The cost of this coverage totaled approximately $0.4 million.

In order to expand our commercial business, American Vehicle has entered into various quota-share reinsurance agreements whereby American Vehicle is the assuming reinsurer. On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing the opportunity to market and underwrite commercial insurance through a company that has an "A" rating with A.M. Best. This agreement is designed to enable the deployment of commercial general liability and other commercial insurance products in most of the contiguous 48 states to policyholders who require their commercial insurance policy to come from an insurance company with a satisfactory A.M. Best rating. Operations began during the quarter ended June 30, 2009.

The quota-share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2009, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were in place. Outstanding irrevocable letters of credit totaled $3.0 million for the years ended December 31, 2009 and 2008, respectively. The letters of credit will expire during the first quarter of 2010 and will be replaced with fully funded trust agreements for the same amounts.

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

In addition, management provides for a liability on an aggregate basis to provide for losses incurred but not yet reported (“IBNR”). We utilize independent actuaries to help establish liability for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

21st Century Holding Company

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Balance at January 1	$64,775	$59,685	$39,615
Less reinsurance recoverables	(12,713)	(20,134)	(12,382)
Net balance at January 1	$52,062	$39,551	$27,233

Incurred related to
Current year	$41,988	$37,398	$38,452
Prior years	1,718	4,471	9,167
Total incurred	$43,706	$41,869	$47,619

Paid related to
Current year	$18,478	$13,277	$15,628
Prior years	18,274	16,080	19,673
Total paid	$36,752	$29,357	$35,301

Net balance at year-end	$59,016	$52,062	$39,551
Plus reinsurance recoverables	11,595	12,713	20,134
Balance at year-end	$70,611	$64,775	$59,685

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $1.7 million, $4.5 million and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $2.0 million and decreased the incurred loss and LAE attributed to incurred events of prior years in connection with our automobile and commercial general liability lines of business by $0.3 million.

In 2008, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $0.4 million and increased the incurred loss and LAE in connection with our automobile and commercial general liability lines of business by $4.1 million.

There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2009.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2009.

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable, on a run-off basis, due from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.

	As of December 31,
	2009	2008
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance recoverable on paid losses and LAE	$-	$4
Unpaid losses and LAE	72	93
	$72	$97

In addition to reinsurance due from our automobile reinsurers, we also have reinsurance due from our catastrophic reinsurance companies. These reinsurance recoverables relate to Hurricane Katrina and Hurricane Wilma from 2005 and to the four hurricanes that occurred in August and September of 2004. The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

21st Century Holding Company

	As of December 31,
	2009	2008
	(Dollars in Thousands)
Catastrophe Excess of Loss (various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$3,669	$4,262
Unpaid losses and LAE	11,666	12,613
	$15,335	$16,875

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$11,666	$12,613
Reinsurance recoverable on paid LAE	3,669	4,262
Reinsurance payable	(16,468)	(11,088)
	$(1,133)	$5,787

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 2000 through 2009 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

21st Century Holding Company

	Years Ended December 31,
	(Dollars in Thousands)

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

Balance Sheet Liability	$59,016	$52,070	$39,551	$27,259	$25,733	$37,390	$15,314	$9,422	$6,207	$6,976

Cumulative paid as of:
One year later		(8,328)	17,019	19,347	25,238	35,433	10,908	8,629	5,280	8,139
Two years later			8,692	27,740	33,863	48,406	12,938	10,417	7,211	9,463
Three years later				16,769	39,529	53,760	13,921	11,083	7,707	10,069
Four years later					27,304	57,794	14,644	11,994	7,949	10,327
Five years later						56,509	14,964	12,355	8,167	10,451
Six years later							16,474	12,523	8,292	10,616
Seven years later								13,711	8,997	10,724
Eight years later									9,001	11,422
Nine years later										11,425

Re-estimated net liability as of:
End of year	59,016	52,070	39,551	27,259	25,733	37,390	15,314	9,422	6,207	6,976
One year later		35,764	44,402	35,370	35,625	44,690	14,594	11,014	6,954	9,445
Two years later			30,720	38,962	41,280	52,324	14,784	10,885	7,842	10,200
Three years later				28,981	45,131	56,658	15,402	11,236	8,069	10,425
Four years later					34,707	59,583	16,320	12,116	8,312	10,616
Five years later						60,413	16,304	12,365	8,542	10,782
Six years later							18,509	12,410	8,621	10,945
Seven years later								14,610	8,458	11,241
Eight years later									8,439	10,644
Nine years later										10,645

Cumulative redundancy (deficiency)		16,305	8,831	(1,722)	(8,974)	(23,023)	(3,195)	(5,188)	(2,232)	(3,669)

Cumulative redundancy (-) deficiency as a % of reserves originally established		31.3%	22.3%	-6.3%	-34.9%	-61.6%	-20.9%	-55.1%	-36.0%	-52.6%

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

As noted above, we have since experienced a $16.3 million cumulative redundancy in connection with the re-estimation of all loss that occurred in 2008 and a $8.8 million cumulative redundancy in connection with the re-estimation of all loss that occurred in 2007. Relative to the $16.3 million redundancy, our homeowner benefit totaled $20.2 million and our commercial general liability and automobile losses totaled $2.0 million and $1.9 million, respectively. Relative to the $8.8 million redundancy, our homeowner benefit totaled $16.0 million and our commercial general liability and automobile losses totaled $5.9 million and $1.3 million, respectively.

As noted last year, we had since experienced a $4.9 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2007 and a $13.5 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2006. Relative to the $4.9 million deficiency, our homeowner and commercial general liability losses totaled $1.1 million and $4.4 million, respectively, and our automobile benefit totaled $0.7 million. Relative to the $13.5 million deficiency, our homeowner and commercial general liability and automobile losses totaled $5.5 million, $6.6 million and $1.4 million, respectively.

21st Century Holding Company

As noted in our Form 10-K for the fiscal year ended December 31, 2007, we experienced an $8.2 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2006 and a $15.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2005. Relative to the $8.2 million deficiency, our homeowner, commercial general liability and automobile losses totaled $2.2, $4.0 and $2.0, respectively. Relative to the $15.7 million deficiency, our homeowner and commercial general liability and automobile losses totaled $9.4 million, $3.4 million and $2.8 million, respectively.

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$70,611	$64,775	$59,685
Less unpaid Losses and LAE ceded	11,594	12,705	20,133
Balance Sheet Liability	59,017	52,070	39,552
Add Insurance Apportionment Plan	12	24	37
SAP basis Loss and LAE reserves	$59,029	$52,094	$39,589

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SAP basis presentation for the years ended 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$43,706	$41,869	$47,619
Intercompany adjusting and other expenses	4,239	4,312	7,361
Insurance apportionment plan	(7)	4	12
SAP basis Loss and LAE incurred	$47,938	$46,185	$54,992

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2009, 2008 and 2007. The ratios, inclusive of Unallocated Loss Adjustment Expenses (“ULAE”), are shown in the table below.

	Years Ended December 31,
	2009	2008	2007
Loss Ratio	86.9%	64.3%	48.0%
Expense Ratio	44.0%	38.2%	26.1%
Combined Ratio	130.9%	102.5%	74.1%

21st Century Holding Company

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial residential property, commercial general liability, and automobile markets, many of whom are larger, have greater financial and other resources, and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs.

Significant competition emerged because of the January 2007 emergency Florida legislation session wherein it passed, and the Governor signed into law, a bill known as “CS/HB-1A”. This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

We previously stated our belief that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

 For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. To date we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

In recent years, approximately two-dozen new homeowner insurance companies received authority by the Florida OIR to commence business as admitted carriers in the state of Florida. At least one new carrier has been licensed to enter the Florida homeowners’ market during 2009 and another in 2010.

In 2006, the state of Florida created the Insurance Capital Build-Up Incentive Program in response to the catastrophic events that occurred during 2004 and 2005. This program provided matching capital funds to any new or existing carrier licensed to write homeowners insurance in the state of Florida under certain conditions.  This program resulted in a significant erosion of our homeowners' property insurance market in 2009 and 2008, as compared with 2007.  We did not participate in the Insurance Capital Build-Up Incentive Program. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price.

We face increased competition from existing carriers and new entrants in our niche markets. As mentioned earlier, in an effort to foster competition after the hurricanes of 2004 and 2005, the State of Florida loaned money to multiple carriers with certain debt covenants, including the maintenance of minimum written premium. Our competition has attempted to gain market share through aggressive pricing and generous policy acquisition costs which has had an adverse affect on our ability to maintain market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, United Property and Casualty, Royal Palm Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company, Homeowners Choice Property and Casualty Insurance Company and American Strategic Insurance Company.

21st Century Holding Company

Companies which compete with us nationally in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company, Ocean Harbor Insurance Company, and Security National Insurance Company, as well as national insurers such as Progressive Casualty Insurance Company and GEICO.

REGULATION

General

We are, or will be, subject to the laws and regulations in Alabama, Arkansas, California, Florida, Georgia, Kentucky, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

An example of such consumer initiatives may be found with Florida’s property insurers operating under a new emergency rule which requires existing premium rates as of January 25, 2007, to remain in effect until a rate filing reflecting the provisions as provided in Florida’s enacted property insurance legislation. The legislation, which among other issues, provided low cost reinsurance to member insurance companies, accelerated rate filings to reflect the reduced reinsurance costs and expanded the role of Citizens in the market place. Other provisions contained in the emergency rule prevented non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited. We are aware of the continued financial challenges that face the State of Florida in connection with the current consumer initiatives. The consumer initiatives stem from the catastrophic hurricanes during 2004 and 2005. The financial challenges have affected our business, results of operations and financial condition in the past and there can be no assurance that they will not continue to affect business, results of operations and financial condition in the future. We are unaware of any other jurisdictions with similar consumer initiatives that could have a material adverse effect on our business, results of operations or financial condition.

Most states have also enacted laws which restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow increases, in premium rates. These laws may adversely affect the ability of an insurer to earn a profit on its underwriting operations.

Most states also have insurance laws requiring that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states have recently adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance. As discussed above, the consumer initiatives with Florida’s property insurers demonstrate the State of Florida’s ability to adopt such laws. Also, the Florida legislature may adopt additional laws of this type in the future, which may adversely affect the Company's business.

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

21st Century Holding Company

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. Most recently the Florida OIR subjected Federated National to a balance sheet audit as of December 31, 2009. The findings by the independent auditors of this examination are unknown at this time. The previous regulatory examination conducted by the Florida OIR on Federated National covered the three-year period ended on December 31, 2004. The last regulatory examination conducted by the Florida OIR on American Vehicle covered the three-year period ended on December 31, 2005.

We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

Federated National anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2010 for the five years ended December 31, 2009. American Vehicle anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2011 for the five years ended December 31, 2010. We have not received any notice of such examinations for American Vehicle.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair market value of $1.0 million held in escrow. As of December 31, 2009, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. Additionally, as of December 31, 2009 American Vehicle has cash deposits totaling $409,100 with the State of Alabama, $159,800 with the State of Arkansas and $119,300 with the State of Louisiana.

As of December 31, 2008, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. Additionally, as of December 31, 2008 American Vehicle has cash deposits totaling $409,640 with the State of Alabama, $167,109 with the State of Arkansas and $116,715 with the State of Louisiana.

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

No dividends were paid by Federated National or American Vehicle in 2009, 2008 or 2007, and none are anticipated in 2010. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

Based upon the 2009 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based upon the 2008 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 245.1%, 739.4 % and 653.0% at December 31, 2009, 2008 and 2007, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 426.9%, 402.5% and 448.5% at December 31, 2009, 2008 and 2007, respectively.

NAIC Insurance Regulatory Information Systems (“IRIS”) Ratios

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

As of December 31, 2009, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. Three exceptions related to underwriting operations and one related to lower than expected investment yields. The operations ratios relate to the timing of premium rate corrections and elevated reinsurance costs. The Florida OIR granted Federated National an average statewide increase of 19.0% for policies that went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively. As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its tests on two out of thirteen IRIS ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus.

As of December 31, 2009, American Vehicle was outside NAIC’s usual range for three of thirteen IRIS ratios. These ratios reflect the decline in premium volume and operating results. The third ratio related to lower than expected investment yields. As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen IRIS ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus.

21st Century Holding Company

There was no action taken by the Florida OIR in connection with the December 31, 2008 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2009 IRIS ratios, although there can be no assurance that will be the case.

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

Currently, the Florida House of Representatives and the Florida Senate are both considering pending bills, HB 949 and SB 1460, designed to provide a remedy for the FHCF contract year, which, after being legislatively curtailed in 2009, has created unintended consequences for insurers due to the way in which the cost of reinsurance is amortized on their financial statements.

Without passage of either HB 949 or SB 1460, our 2010 financial statement will show a larger-than-normal expense associated with the purchase of FHCF reinsurance.  Specifically, the statement will show an expense equal to five months of FHCF reinsurance costs from January 1, 2010 to May 31, 2010.  The statement also will show an expense equal to 12 months of FHCF reinsurance costs over the seven-month period from June 1, 2010 to December 31, 2010, which will result in a reduction of the pre-tax income and Federated National's surplus by more than what it is historically reduced each year for the purchase of FHCF reinsurance. This reduction would impact Federated National's financial solvency, as well as negatively impact our Demotech Financial Stability Rating (“FSR”).

To remedy the negative financial impact of the transitional FHCF contract year, both HB 949 and SB 1460 would return the FHCF contract year to June 1 through May 31, beginning June 1, 2010.

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

21st Century Holding Company

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of six FSR ratings, and defined as “insurers earning an FSR of “A” have “Exceptional” ability to maintain liquidity of invested assets, quality reinsurance, acceptable financial leverage and realistic pricing while simultaneously establishing loss and loss adjustment expense reserves at reasonable levels”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. As recently as December 10, 2009, Demotech reaffirmed American Vehicle's and Federated National’s FSR of “A” (“Exceptional”).

In a letter from Demotech’s Chief Executive Officer dated January 15, 2009, Demotech warned Florida policymakers, including Florida Insurance Council representatives that “The potential inability of the FHCF to honor meritorious claims related to a significant event adversely influences the Financial Stability Rating of each of the carriers that are heavily dependent on the reinsurance provided by the FHCF. Under current circumstances and conditions, we will provide, monitor and support Financial Stability Ratings through the period ending May 15, 2009. An extension of Financial Stability Ratings beyond May 15, 2009, will require definitive financial information regarding participation in the FHCF, documentation of bridge loans or alternative financing mechanisms that provide liquidity during a period in which the FHCF would be raising capital and other precaution or protection regarding reinsurance collectibility or catastrophe reinsurance.” Federated National addressed these specific concerns with Demotech and was successful in maintaining its "A" rating.

On March 22, 2010, Federated National received notice from Demotech  that it would require a capital infusion of $10 million by March 31, 2010 in order for Federated National  to maintain its’ “A” rating with the agency. We are working to comply with this requirement; however there can be no assurance that we will be able to do so. Any additional capital contribution to Federated National must be approved by the Florida OIR.

The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

EMPLOYEES

As of December 31, 2009, we had 121 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

We write insurance policies that cover homeowners, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by hurricanes, tropical storms, tornadoes, wind, hail, fires, riots and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in South and Central Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms.

In 2004 and 2005, the state of Florida experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. Aggregate losses in connection with these storms involved over 23,000 claims at a cost in excess of $71.9 million, net of our reinsurance participation.

21st Century Holding Company

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

We have used 99.2% of the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

As of December 31, 2009, the loss experience (both paid and not yet paid) in connection with Hurricane Wilma which occurred in October 2005 has exhausted approximately 99.2% of the $194.8 million reinsurance coverage which is available to us. If we incur any additional losses relating to Hurricane Wilma which exceed our reinsurance coverage, we will be responsible for paying these claims out of our available operating funds. If any of these payments to settle the Hurricane Wilma claims (which exceed our reinsurance coverage) are material, it will have an adverse impact on our business, results of operations and financial condition.

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

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is comprised of several reinsurance companies with varying levels of participation providing coverage for loss and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of Federated National. For example, the loss experience incurred (both paid and not yet paid) in connection with Hurricane Wilma in October 2005 has exhausted approximately 99.2% of the $194.8 million reinsurance coverage available. There can be no assurance that we will not exceed the coverage purchased.

As a result of the nine hurricanes experienced in Florida during the fourteen month period between August 2004 and October 2005, and changes in Florida law in 2007 regarding the pricing and availability of reinsurance, we continue to review, and may determine to modify, our reinsurance structure.

Though there has been no occurrence of hurricanes in Florida within the last four hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

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

Several of the assessments resulted in a charge to current operations. The insurance companies currently pass the assessments on to insurance policies, in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees may adversely affect our overall marketing strategy due to the competitive landscape in Florida. All other pricing considerations remaining the same, a newly formed property insurance company would not be subject to the recoupment of previously imposed assessments.

During 2009, we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. To date we are not aware of any such assessments in connection with the takeovers during 2009; however no guarantee can be made that no assessments will be imposed.

Future assessments are likely, however the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

As do other insurance companies, we depend on income from our investment portfolio for a substantial portion of our earnings. During the time that normally elapses between the receipt of insurance premiums and any payment of insurance claims, we invest the funds received, together with our other available capital, primarily in debt securities and to a lesser extent in equity securities, in order to generate investment income.

In connection with our equity securities, we determined that certain securities qualified for other than temporary impairment status in 2008. In connection with this process we charged to operations a net realized investment loss that totaled approximately $9.9 million, net of an estimated provisional tax effect of approximately $3.7 million. Most of these investments were subsequently sold during the third and fourth quarter of the year, and, we recognized an additional $0.2 million loss, net of an estimated tax benefit of approximately $0.1 million. In connection with our equity securities, we determined that no securities qualified for other than temporary impairment in 2009.

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

The Company had approximately $19.2 million and $121.4 million invested in the MTB Prime Money Market-Inst Fund Number 142, for which the NAIC classification is Class 1, as of December 31, 2009 and 2008, respectively.  A money market fund is eligible for listing on the Class 1 list if the fund meets the following conditions:

21st Century Holding Company

•
The fund maintains a rating of “A” or better from Standard and Poor’s or a rating of “A” or better from Moody’s Investor’s Services (“Moody’s”) or an equivalent or better rating from another NAIC Acceptable Rating Organizations (“ARO”);

•	The fund maintains a constant net asset value of $1.00 at all times;
•	The fund allows a maximum of seven-day redemption of proceeds; and
•
The fund invests at least ninety-five percent (95%) of its total assets in any combination of: the United States Government securities listed in Section 14 of the Appendix, securities rated in the highest short term rating category by an NAIC ARO, unrated securities determined by the fund’s Board to be of comparable quality, securities of money market funds that are registered investment companies and collateralized repurchase agreements comprised of such obligations at all times. The remaining five percent (5%) may be invested in Second Tier Securities as that phrase is defined by Rule 2a-7 of the Investment Company Act of 1940 (17 CFR 270.2a-7).

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2009. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2009, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

An example of such emerging change is the influence public adjusters have had on property claim patterns. Public adjusters represented the vast majority of new and reopened claims filed during 2009 where the cause of loss was asserted as hurricane related. Although the legitimacy of the claim may not prevail we are still required to research, review, and sometimes mediate these claims. Several legislative actions in the state of Florida, such as limiting the time a claim can be filed subsequent to the cause of loss, have either passed or remain in legislative sub-committees. Each of these actions is designed to enhance the legitimacy of the public adjusters’ influence on the claim process.

21st Century Holding Company

The Company’s operating results in 2009 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement.  The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds’ not repairing damage.  Despite our efforts to adjust claims and promptly pay meritorious amounts, our operating results have been be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

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

Our future growth will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. We believe that our Company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include possible sales of our investment securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims.

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

21st Century Holding Company

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. For example, in 2007 Florida enacted legislation that required us to charge rates for homeowners insurance that we believe are inadequate to cover the related underwriting risk. This same legislation authorizes a state-owned insurance company to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market.

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

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2009, American Vehicle and Federated National were in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

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

Demotech has publicly stated that the potential inability of the FHCF to honor its obligations to carriers in Florida who are dependent on its reinsurance has impacted its ratings process. See Business-Ratings.  Furthermore, on March 22, 2010, Federated National received notice from Demotech  that it would require a capital infusion of $10 million by March 31, 2010 in order for Federated National  to maintain its’ “A” rating with the agency. We are working to comply with this requirement; however there can be no assurance that we will be able to do so. Any additional capital contribution to Federated National must be approved by the Florida OIR. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

We currently market and distribute Federated National's and American Vehicle's products and services through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

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

21st Century Holding Company

Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

Florida's personal injury protection insurance statute limits an insurer's ability to deny benefits for medical treatment that is unrelated to the accident, that is unnecessary, or that is fraudulent. In addition, the statute allows claimants to obtain awards for attorney's fees. Although this statute has been amended several times in recent years, primarily to address concerns over fraud, the Florida legislature has been only marginally successful in implementing effective mechanisms that allow insurers to combat fraud and other abuses. We believe that this statute contributes to a higher frequency of claims under nonstandard automobile insurance policies in Florida, as compared with claims under standard automobile insurance policies in Florida and nonstandard and standard automobile insurance policies in other states. Although we believe that we have successfully offset these higher costs with premium increases, because of competition, we may not be able to do so with as much success in the future.

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

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial residential property, commercial general liability, and automobile markets, many of whom are larger, have greater financial and other resources, have better ratings, and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs.

Significant competition emerged because of the January 2007 emergency Florida legislation session wherein it passed, and the Governor signed into law, a bill known as “CS/HB-1A”. This law made fundamental changes to the property and casualty insurance business in Florida and undertook a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in the state of Florida. Secondly, the law provided for rate relief to all policyholders.

21st Century Holding Company

The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

We previously stated our belief that these aggressive marketplace changes have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

 For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. To date we are not aware of any such assessments in connection with the takeovers during 2009; however no guarantee can be made that no assessments will be imposed.

In recent years, approximately two-dozen new homeowner insurance companies received authority by the Florida OIR to commence business as admitted carriers in the state of Florida. At least one new carrier has been licensed to enter the Florida homeowners’ market during 2009 and another in 2010.

We did not participate in the Capital Build-Up incentive program and therefore have been able to remain committed to the discipline of writing business that is profitable from an underwriting perspective. This commitment resulted in a significant erosion of our homeowners’ property insurance market share in 2009 and 2008, as compared with 2007. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds.

We face increased competition from existing carriers and new entrants in our niche markets. As mentioned earlier, in an effort to foster competition after the hurricanes of 2004 and 2005, the State of Florida loaned money to multiple carriers with certain debt covenants, including the maintenance of minimum written premium. Our competition has attempted to gain market share through aggressive pricing and generous policy acquisition costs which has had an adverse affect on our ability to maintain market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete on the basis of underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and First Floridian Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, United Property and Casualty, Royal Palm Insurance Company, Edison Insurance Company, Olympus Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company, Homeowners Choice Property and Casualty Insurance Company and American Strategic Insurance Company.

Companies which compete with us nationally in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Comparable companies in the personal automobile insurance market include U.S. Security Insurance Company, United Automobile Insurance Company, Direct General Insurance Company, Ocean Harbor Insurance Company, and Security National Insurance Company, as well as national insurers such as Progressive Casualty Insurance Company and GEICO.

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

We depend, and will continue to depend, on the services of our executive management team which includes Michael Braun, our Chief Executive Officer and President of 21st Century Holding Company and Federated National, and Peter Prygelski, our Chief Financial Officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with select members of our executive management team.

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

21st Century Holding Company

We may not continue making dividend payments on our common stock.

During 2008 and 2007, we paid quarterly dividends of $0.18 per share. In the first quarter of 2009, we lowered our dividend to $0.06 per share. We cannot assure you that we will continue to make quarterly dividend payments. Payment of dividends in the future will depend on our earnings, financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay the parent company.

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

ITEM 3          LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Footnote 11 – Commitments and Contingencies.”

ITEM 4          RESERVED

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed for trading on the NASDAQ Global Market, LLC under the symbol “TCHC” since November 5, 1998. The following table sets out the high and low closing sale prices as reported on the NASDAQ Global Market, LLC. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Quarter Ended	High	Low
March 31, 2009	$5.07	$1.63
June 30, 2009	$4.20	$2.86
September 30, 2009	$4.98	$3.03
December 31, 2009	$4.82	$3.78

March 31, 2008	$14.05	$10.98
June 30, 2008	$12.98	$8.17
September 30, 2008	$8.88	$5.19
December 31, 2008	$5.42	$3.62

21st Century Holding Company

As of March 26, 2010, there were 31 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 4,600.

DIVIDENDS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2009. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stock holders*	861,550	$12.59	68,197

*   Includes options from the 1998 Stock Option Plan and the 2002 Stock Option Plan.
For additional information concerning our capitalization please see Footnote 16 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

ISSUER REPURCHASES

As of January 1, 2009, the Company may purchase up to an additional $1.1 million of its common stock.  On October 28, 2009, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities and Exchange Act, the repurchase of up to an additional $4.0 million of its common stock.  Acting upon the Board’s authorization, the Company repurchased, for $38,758, 8,400 shares for an average price of $4.57 between October 29th and October 30th, 2009; $217,618, 52,110 shares for an average price of $4.17 between November 1st and November 30th, 2009; and, $31,926, 7,000 shares for an average price of $4.24 between December 1 and December 2nd, 2009.  As of December 31, 2009 the Company may purchase up to an additional $4.8 million of its common stock.

SALES OF UNREGISTERED SECURITIES

During 2009, there were no options exercised under our various stock option plans.

ITEM 6           SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

21st Century Holding Company

	As of the years ended December 31,
	(Amounts in Thousands except Book Value Per Share)
	2009	2008	2007	2006	2005
Balance Sheet Data

Total assets	$202,889	$197,102	$219,361	$207,897	$290,155
Investments	114,219	26,065	136,224	124,834	100,086
Cash and short term investments	28,197	124,577	22,524	17,917	6,071

Finance contracts, consumer loans and pay advances receivable, net	-	-	420	1,831	7,313

Total liabilities	135,447	120,871	138,104	141,704	249,387
Unpaid losses and LAE	70,611	64,775	59,685	39,615	154,039
Unearned premiums	50,857	40,508	56,394	77,829	61,839

Total shareholders' equity	67,442	76,231	81,257	66,193	40,767

Book value per share	$8.48	$9.51	$10.32	$8.38	$6.02

21st Century Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)
	2009	2008	2007	2006	2005
Operations Data:
Revenue:
Gross premiums written	$104,379	$88,248	$133,591	$152,665	$119,440
Gross premiums ceded	(56,217)	(34,553)	(44,550)	(67,520)	(31,414)

Net premiums written	48,162	53,695	89,041	85,145	88,026

Increase (Decrease) in prepaid reinsurance premiums	10,163	(4,451)	(11,251)	20,193	6,623
(Increase) Decrease in unearned premiums	(10,349)	15,886	21,435	(15,990)	(11,686)

Net change in prepaid reinsurance premiums and unearned premiums	(186)	11,435	10,184	4,203	(5,063)

Net premiums earned	47,976	65,130	99,224	89,348	82,963
Commission income	1,362	1,612	7,214	1,679	409
Finance revenue	294	350	545	1,686	3,567
Managing general agent fees	1,620	1,745	2,035	2,625	2,420
Net investment income	3,397	6,461	8,038	5,933	3,841
Net realized investment gains (losses)	1,117	(10,593)	(145)	1,063	458
Regulatory assessments recovered	2,333	2,104	1,655	132	-
Other income	755	655	642	1,449	1,010

Total revenue	58,854	67,464	119,208	103,915	94,669

Expenses:
Losses and LAE	43,706	41,869	47,619	44,400	48,336
Operating and underwriting expenses	9,681	7,209	12,758	13,160	8,219
Salaries and wages	7,930	7,428	6,732	7,011	6,384
Interest expense	-	-	173	656	1,398
Policy acquisition costs, net of amortization	13,747	14,760	19,420	17,395	14,561

Total expenses	75,064	71,266	86,702	82,622	78,899

(Loss) income from continuing operations before provision for income tax (benefit) expense	(16,210)	(3,802)	32,506	21,293	15,771
Provision for income tax (benefit) expense	(5,921)	(1,324)	11,226	7,396	4,690

Net (loss) income from continuing operations	(10,289)	(2,478)	21,280	13,896	11,081

Discontinued operations:

Income from discontinued operations (including 2005 and 2004 gain on disposal of $1,630 and $5,384, respectively)	-	-	-	-	1,630
Provision for income tax expense	-	-	-	-	595
Income from discontinued operations	-	-	-	-	1,035
Net (loss) income	$(10,289)	$(2,478)	$21,280	$13,896	$12,116

Earnings per share data

Basic net (loss) income per share from continuing operations	$(1.29)	$(0.31)	$2.69	$1.84	$1.78

Basic net income per share from discontinued operations	$-	$-	$-	$-	$0.17
Basic net (loss) income per share	$(1.29)	$(0.31)	$2.69	$1.84	$1.95

Fully diluted net (loss) income per share from continuing operations	$(1.29)	$(0.31)	$2.65	$1.72	$1.67

Fully diluted net income per share from discontinued operations	$-	$-	$-	$-	$0.16
Fully diluted net (loss) income per share	$(1.29)	$(0.31)	$2.65	$1.72	$1.83
Dividends paid per share	$0.36	$0.72	$0.72	$0.48	$0.32

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products. We also utilize a select number of general agents for the same purpose.

The insurable events during 2009, 2008 and 2007 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2009, 2008 and 2007 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors including:

•	the quality of the insurable risks underwritten;
•	the nature and severity of the loss;
•	weather-related patterns;
•	the availability, cost and terms of reinsurance;
•	underlying settlement costs, including medical and legal costs;
•	legal and political factors such as legislative initiatives and public opinion;
•	macroeconomic issues.

We continue to manage the foregoing to the extent within our control. Many of the foregoing are partially, or entirely, outside our control.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the year ended December 31, 2008, 68.8%, 27.0%, 3.7% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively.

Despite the effects of Florida’s mandated homeowners’ rate reductions and wind mitigation discounts, the Company’s sale of homeowners’ policies increased $24.0 million, or 39.5%, to $84.7 million in 2009, compared with $60.7 million in 2008. Included in our sale of homeowners’ policies during 2009, is $17.9 million from policies we assumed from Citizens Property Insurance Corporation (“Citizens”). The primary factor for the decrease in commercial general liability production is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”) a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2010, as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Except as described below, we believe that in 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

The following is an overview of management’s loss reserving process

The Company’s loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property risks in connection with homes and automobiles. The other group is long-tail casualty classes of business which include primarily commercial general liability and to a much lesser extent, homeowner and automobile liability. For operations writing short-tail coverages our loss reserves were generally geared toward determining an expected loss ratio for current business rather than maintaining a reserve for the outstanding exposure. Estimations of ultimate net loss reserves for long-tail casualty classes of business is a more complex process and depends on a number of factors including class and volume of business involved. Experience in the more recent accident years of long-tail casualty classes of business shows limited statistical credibility in reported net losses because a relatively low proportion of net losses would be reported claims and expenses and even smaller percentage would be net losses paid. Therefore, incurred but not yet reported (“IBNR”) would constitute a relatively high proportion of net losses.

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

Description of ultimate loss estimation methods

The estimated Ultimate Loss and Defense & Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2009. The analysis relies primarily on four actuarial methods: Incurred Loss & DCCE Development Method, Paid Loss & DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2009). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under statutory accounting principles even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid losses & DCCE, resulting in total unpaid losses and LAE.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2009.

The following describes the extent of our procedures for determining the reserve for loss and LAE on both an annual and interim reporting basis:

Annually - Our policy is to select a single point estimate that best reflects our in-house actuarial determination for unpaid losses and LAE. Our independent actuaries, examining the exact same data set, will independently select a point estimate which determines a high point and low point range. Both processes rely on objective and subjective determinations. If our point estimate falls within the range determined from the point estimate of our actuaries, then no adjustments by management would be required. In consideration thereof, management does not have a policy for adjusting the liability for unpaid losses and LAE to an amount that is different than an amount set forth within the range determined by the independent actuaries.

Interim – During 2009 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2009 premised on future emergence inconsistent with historical loss reserve development patterns.

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2009	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$7,489	$1,348	$8,837	$21,093	$11,666	$18,264
Commercial General Liability	6,312	1,573	7,885	29,578	-	37,463
Automobile	286	188	474	2,888	84	3,278
Fire	-	-	-	11	-	11
Inland Marine	-	-	-	-	-	-

Total	$14,087	$3,109	$17,196	$53,570	$11,750	$59,016

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2008	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$7,132	$899	$8,031	$19,669	$12,613	$15,087
Commercial General Liability	6,166	1,364	7,530	27,323	-	34,853
Automobile	412	255	667	1,555	100	2,122

Total	$13,710	$2,518	$16,228	$48,547	$12,713	$52,062

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss and LAE reserves, net of reinsurance.

	Years Ended December 31,
	2009		2008
Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	53,115	-15.2%	46,856	-12.8%
-7.5%	54,590	-11.4%	48,158	-9.6%
-5.0%	56,066	-7.6%	49,459	-6.4%
-2.5%	57,541	-3.8%	50,761	-3.2%
Base	59,016	-	52,062	-
2.5%	60,492	3.8%	53,364	3.2%
5.0%	61,967	7.6%	54,665	6.4%
7.5%	63,443	11.4%	55,967	9.6%
10.0%	64,918	15.2%	57,268	12.8%

(1) Net of tax

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2009 our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $53.8 million to a high of $70.6 million, with a best estimate of $61.2 million. The Company’s net loss and LAE reserves are carried at $58.7 million. Management’s point estimate of reserves is 4.0% below our actuary’s best estimate in recognition of the inherent uncertainty in assessing the potential ultimate liabilities given legal developments as well as evolution in its operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary impairments.  In April 2009, the Securities and Exchange Commission (“SEC”) also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than Temporary Impairment.  This new accounting guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).  The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.  The accounting guidance provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings.  The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made in interim periods.  The accounting guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  At the time of adoption, the Company did not have any Other Than Temporary Impairments for debt securities, and, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued further accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

In January 2010, the FASB issued accounting guidance related to fair value measurements and disclosures. The amendments add some new disclosures regarding fair value measurements, including information regarding transfers into and out of Level 1 and Level 2, and information about purchases, sales, issuances and settlements in Level 3 measurements.  The amendments also clarify certain existing disclosure requirements.  Level 3 amendments are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years; with all other amendments effective for both interim and annual reporting periods beginning after December 15, 2009.  The adoption of the guidance will not have a material effect on our financial statements.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

                See Note 2(n), “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements for a discussion of other recent accounting pronouncements and their effect, if any, on the Company.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2009 Compared with December 31, 2008

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

Total Investments increased $88.1 million, or 338.2%, to $114.2 million as of December 31, 2009, compared with $26.1 million as of December 31, 2008. Our debt portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During 2008, the Company engaged an outside investment advisor and during 2009 the funds were invested in long and short term investments with yields that best match our liquidity needs.

The debt and equity securities that are available for sale and carried at fair value represent 98% of total investments as of December 31, 2009, compared with 48% as of December 31, 2008.

We did not hold any trading investment securities during 2009.

Below is a summary of net unrealized gains and losses at December 31, 2009 and December 31, 2008 by category.  The $0.1 million unrealized losses for debt securities is related to United States Treasury obligations.  The unrealized losses on the Company’s investments in United States Treasury obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporary impaired at December 31, 2009.

	Unrealized Gains and (Losses)
	December 31, 2009	December 31, 2008
	(Dollars in Thousands)
Debt securities:
United States government obligations	$(120)	$-
Obligations of states and political subdivisions	500	(148)
Corporate	1,742	(936)
	2,122	(1,084)

Equity securities:
Common stocks	1,128	(819)

Total debt and equity securities	$3,250	$(1,903)

Additional provisions contained in FASB issued guidance address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporary impaired securities is to determine impairment based on the analysis of the following factors:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•	length of time and the extent to which the fair value has been less than amortized cost;

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value;

•	historical volatility of the fair value of the security.

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

In reaching a conclusion that a security is either other than temporary or permanently impaired, we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2009, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2009, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.4 million as of December 31, 2009, compared to the total $2.1 million as of December 31, 2008.

During 2008 we charged to operations a net realized investment loss that totaled approximately $9.9 million, net of an estimated provisional tax effect of approximately $3.7 million. Most of these investments were subsequently sold during the third and fourth quarter of the year, and, we recognized an additional $0.2 million loss, net of an estimated tax benefit of approximately $0.1 million.

The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. The investments held as of December 31, 2008, were comprised mainly of United States government and agency bonds, as well as municipal bonds and corporate bonds held in the financial and conglomerate industries. As of December 31, 2009, 89% of the debt portfolio is in diverse industries and 11% is in United States government bonds.  As of December 31, 2009, approximately 89% of the equity holdings are in equities related to diverse industries and 11% are in mutual funds.

As of December 31, 2009, 36.9% of the investment portfolio is in corporate bonds, 34.4% is in obligations of states and political subdivisions, and 11.2% is in United States government bonds.

The following table summarizes, by type, our investments as of December 31, 2009 and 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government agencies and authorities	$12,802	11.21%	$4,544	17.43%
Obligations of states and political subdivisions	39,269	34.38%	5,331	20.45%
Corporate	42,092	36.85%	13,050	50.07%
Other	-	0.00%	-	0.00%
Total fixed maturities	94,163	82.44%	22,925	87.95%
Equity securities, at market	20,056	17.56%	3,140	12.05%
Total investments	$114,219	100.00%	$26,065	100.00%

As of December 31, 2009 and 2008 we have classified $2.7 million and $13.5 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held to maturity to support collateralized letters of credit. Outstanding irrevocable letters of credit, used for such purposes, total $2.8 million and $3.0 million for the period ended December 31, 2009 and December 31, 2008, respectively.

During 2009, we reclassified $5.0 million of amortized cost to available-for-sale from held-to-maturity because a collaterized requirement was reduced.

In 2008, we reclassified $14.2 million of our bond portfolio as held-to-maturity because we decided that we had the ability to hold them until maturity. During the three months ended December 31, 2008, we reclassified $3.4 million to available-for-sale because a collateralized requirement was reduced.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008 the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009 the letter of credit in favor of Republic totaled $1.0 million.

Cash and Short Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $96.4 million, or 77.4%, to $28.2 million as of December 31, 2009, compared with $124.6 million as of December 31, 2008.

Our debt portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During 2008, the Company engaged an outside investment advisor and during 2009 the funds were invested in long and short term investments with yields that best match our liquidity needs.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $4.8 million, or 86.4%, to $10.3 million as of December 31, 2009, compared with $5.5 million as of December 31, 2008.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $6.9 million, or 207.5%, to $10.3 million as of December 31, 2009, compared with $3.4 million as of December 31, 2008.

Our homeowners’ insurance premiums receivable increased $7.3 million, to $9.0 million as of December 31, 2009, compared with $1.7 million as of December 31, 2008. The increased homeowners’ insurance premiums receivable includes $5.4 million assumed premiums receivable in connection with our citizens take-out. Our commercial general liability insurance premiums receivable decreased $0.8 million, or 47.7%, to $0.9 million as of December 31, 2009, compared with $1.7 million as of December 31, 2008. Premiums receivable in connection with our automobile line of business increased $0.4 million, or 308.3%, to $0.5 million as of December 31, 2009, compared with $0.1 million as of December 31, 2008. Our allowance for credit losses decreased $0.1 million, or 79.9%, to less than $0.1 million as of December 31, 2009, compared with more than $0.1 million as of December 31, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The activity in the allowance for credit losses for premiums receivable was as follows.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$122	$289
Additions charged to bad debt expense	92	(300)
Write-downs charged against the allowance	(190)	133
Allowance for credit losses at end of year	$24	$122

Reinsurance Recoverable, Net of Allowance for Credit Losses

Reinsurance recoverable, net, decreased $1.6 million, or 9.39%, to $15.3 million as of December 31, 2009, compared with $16.9 million as of December 31, 2008. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net are not significant.

DPAC

DPAC increased $1.7 million, or 26.1%, to $8.3 million as of December 31, 2009, compared with $6.6 million as of December 31, 2008. The change is due to increased homeowner’s written and unearned premium, net of decreased commercial general liability premium.

An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)

Balance, beginning of year	$6,558	$8,958
Acquisition costs deferred	15,456	12,360
Amortization expense during year	(13,747)	(14,760)
Balance, end of year	$8,267	$6,558

Deferred Income Taxes, net

Deferred income taxes, net, decreased $3.8 million, or 45.2%, to $4.7 million as of December 31, 2009, compared with $8.5 million as of December 31, 2008. Deferred income taxes, net is comprised of approximately $9.1 million and $11.0 million of deferred tax assets, net of approximately $4.4 million and $2.5 million of deferred tax liabilities as of December 31, 2009 and December 31, 2008, respectively.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)
Deferred tax assets
Unpaid losses and LAE	$2,315	$2,187
Unearned premiums	1,785	1,771
Unrealized loss on investment securities	-	716
Allowance for credit losses	-	141
Allowance for impairments	164	1,410
Regulatory assessments	260	1,312
Unearned agent commissions	8	-
Depreciation & amortization	367	155
Reserve for claims settlements	809	-
Capital loss carryover	2,112	2,657
State net operating loss carryforward	663	-
Deferred gain on sale and leaseback	288	453
Stock option expense per FASB 123R	305	237
Total deferred tax assets	9,076	11,039

Deferred tax liabilities
Deferred acquisition costs, net	(3,111)	(2,468)
Allowance for credit losses	(60)	-
Discount on advance premiums	(7)	(41)
Unrealized gain on investment securities	(1,223)	-
Total deferred tax liabilities	(4,401)	(2,509)
Net deferred tax asset	$4,675	$8,530

Income Taxes Receivable

 Income taxes receivable increased $4.8 million, or 210.8%, to $7.1 million as of December 31, 2009, compared with $2.3 million as of December 31, 2008. The change is due to tax payment patterns in connection with our tax liabilities.

The Company’s consolidated federal income tax returns for 2008, 2007, 2006 and 2005 are open for review by the Internal Revenue Service (“IRS”). The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains open due to net operating loss carryforward to open years.

The Company’s consolidated Florida income tax returns for 2007, 2006 and 2005 are currently under review by the Florida Department of Revenue. The Florida income tax return for 2008 is open for review.

Property, Plant and Equipment, net

Property, plant and equipment, net, remained unchanged at $0.9 million as of December 31, 2009 and December 31, 2008.

Other Assets

Other assets increased $1.2 million, or 48.5%, to $3.7 million as of December 31, 2009, compared with $2.5 million as of December 31, 2008. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2009	2008
	(Dollars in Thousands)

Accrued interest income receivable	$1,162	$243
Notes receivable	599	703
Deposits	334	71
Prepaid expenses	644	748
Revenue sharing due from reinsurer	-	282
Receivable for investments sold	567	-
Other	365	425
Total	$3,671	$2,472

Unpaid Losses and LAE

Unpaid losses and LAE increased $5.8 million, or 9.0%, to $70.6 million as of December 31, 2009, compared with $64.8 million as of December 31, 2008. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,705	$21,102	$29,807	$8,048	$19,678	$27,726
Commercial General Liability	7,885	29,346	37,231	7,531	26,998	34,529
Automobile	2,612	960	3,572	657	1,863	2,520
Total	$19,202	$51,408	$70,610	$16,236	$48,539	$64,775

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums increased $10.4 million, or 25.5%, to $50.9 million as of December 31, 2009, compared with $40.5 million as of December 31, 2008. The change was due to a $13.6 million increase in unearned homeowners’ insurance premiums of which $7.4 million is associated with our assumption of policies from Citizens, a $3.8 million decrease in unearned commercial general liability premiums, a $0.2 million increase in unearned flood insurance premiums, and a $0.4 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.4 million, or 25.3%, to $2.1 million as of December 31, 2009, compared with $1.7 million as of December 31, 2008. Premium deposits are monies received on policies not yet in-force as of December 31, 2009.

Bank Overdraft

Bank overdraft decreased $0.4 million, or 5.1%, to $8.3 million as of December 31, 2009, compared with $8.7 million as of December 31, 2008. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.5 million, or 32.7%, to $1.0 million as of December 31, 2009, compared with $1.5 million as of December 31, 2008. In accordance with the provisions of FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.1 million, or 29.9%, to $2.6 million as of December 31, 2009, compared with $3.7 million as of December 31, 2008.  This change is due to the timing of payments with our trade vendors.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Gross Premiums Written

Gross premiums written increased $16.2 million, or 18.3%, to $104.4 million for the year ended December 31, 2009 (“2009”), compared with $88.2 million for the year ended December 31, 2008 (“2008”).  The following table denotes gross premiums written by major product line.

	Years Ended December 31,
	2009		2008
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$84,705	81.15%	$60,708	68.79%
Commercial General Liability	15,279	14.64%	23,790	26.96%
Federal Flood	3,559	3.41%	3,263	3.70%
Automobile	836	0.80%	487	0.55%
Gross written premiums	$104,379	100.00%	$88,248	100.00%

The Florida Legislature required a rate decrease that resulted in an average 15.2% decrease statewide on homeowners' policies that was integrated into our rates on June 1, 2007. The effect of this rate decrease on existing policies and the corresponding premium decrease in direct written premium was fully recognized in policies by May 31, 2008. In addition, a rate decrease of 11.3% statewide for homeowners' policies was approved by the Florida Office of Insurance Regulation (“Florida OIR”) and implemented with an effective date of May 1, 2008 for new business and June 1, 2008 for renewal business for the homeowners' program. The effect of this rate decrease is flowing through the Company’s homeowners’ book of business such that a full impact of the premium decreases on direct written premium was realized by April 2009 for the homeowners' program. These rate decreases have had an adverse effect on gross and earned premium.

We continue to afford premium discounts in response to wind mitigation efforts by policyholders. Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new business and renewal business, have also had a significant effect on both written and earned premium. During 2009 and 2008 wind mitigation credits totaling $9.8 million and $15.3 million were afforded our policyholders, respectively. As of December 31, 2009, 56.8% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.6 million, (a 24.2% reduction of in-force premium), while 52.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $17.8 million, (a 22.2% reduction of in-force premium), as of December 31, 2008.

Despite the effects of Florida’s mandated homeowners’ rate reductions and wind mitigation discounts the Company’s sale of homeowners’ policies increased $24.0 million, or 39.5%, to $84.7 million in 2009, compared with $60.7 million in 2008. Included in our sale of homeowners’ policies during 2009, is $17.9 million from policies we assumed from Citizens.

During 2009, the Florida OIR granted Federated National an average statewide increase of 19% for new and renewal policies which were not part of the Citizens assumptions, effective November 1, 2009 and December 1, 2009, respectively.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program. Commissions in connection with this program totaled $0.1 million, $0.2 million and $0.3 million in 2009, 2008 and 2007.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

The Company’s sale of commercial general liability policies decreased by $8.5 million to $15.3 million in 2009, compared with $23.8 million in 2008. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$76	0.50%	$117	0.49%
Arkansas	4	0.03%	12	0.05%
California	49	0.32%	269	1.13%
Florida	12,341	80.77%	16,011	67.30%
Georgia	291	1.91%	568	2.39%
Kentucky	1	0.00%	1	0.00%
Louisiana	1,736	11.36%	4,481	18.84%
Maryland	-	0.00%	2	0.01%
South Carolina	2	0.01%	70	0.29%
Texas	778	5.09%	2,252	9.47%
Virginia	1	0.01%	7	0.03%
Total	$15,279	100.00%	$23,790	100.00%

The Company’s sale of auto insurance policies increased by $0.3 million to $0.8 million in 2009, compared with $0.5 million in 2008.

Gross Premiums Ceded

Gross premiums ceded increased to $56.2 million in 2009, compared with $34.6 million in 2008. Gross premiums ceded under our catastrophe reinsurance program totaled $52.5 million and gross premiums ceded to the write-your-own flood program totaled $3.6 million in 2009.

Increase in Prepaid Reinsurance Premiums

The change in prepaid reinsurance premiums was a $10.2 million increase in 2009, compared with a $4.5 million decrease in 2008. This change is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The change in unearned premiums was a $10.3 million increase in 2009, compared with a $15.9 million decrease in 2008. The change was due to a $13.5 million increase in unearned homeowners’ insurance premiums of which $7.4 million is associated with our assumption of policies from Citizens, a $3.8 million decrease in unearned commercial general liability premiums, a $0.4 million increase in unearned automobile premiums, net of a $0.2 million increase in unearned flood premiums in 2009. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned decreased $17.1 million, or 26.3%, to $48.0 million in 2009, compared with $65.1 million in 2008. The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$28,474	59.35%	$36,415	55.91%
Commercial General Liability	19,076	39.76%	27,784	42.66%
Automobile	426	0.89%	931	1.43%
Net premiums earned	$47,976	100.00%	$65,130	100.00%

The change in homeowners’ net premiums earned is partially due to a $13.5 million increase in unearned premiums, of which $7.4 million is associated with our assumption of policies from Citizens in December 2009, and a $24.0 million increase in premium volume. Please see above Gross Premiums Ceded discussion.

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

Commission Income

Commission income decreased $0.2 million, or 15.5%, to $1.4 million in 2009, compared with $1.6 million in 2008. The primary sources of our commission income are in connection with our managing general agent services and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Finance Revenue

Finance revenue decreased $0.1 million, or 16.1%, to $0.3 million in 2009, compared with $0.4 million in 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived from these policies.

Managing General Agent Fees

Managing general agent fees decreased $0.1million, or 7.2%, to $1.6 million in 2009, compared with $1.7 million in 2008.

Net Investment Income

Net investment income decreased $3.1 million to $3.4 million for 2009, compared with $6.5 million for 2008.  Our investment yield net and gross of investment expenses were 2.1% and 2.3% respectively for 2009, compared with 4.1% net of investment expenses for 2008. Our investment yield net and gross of investment expenses measured against debt securities, excluding cash were 3.5% and 3.7% respectively for 2009. Our net investment income and yield were adversely affected by having an average cash balance of $55.0 million in the prime money market account that provided less than a 1% yield during 2009.

Net investment income on corporate bonds, which generally provide a higher yield than United States government bonds, decreased $1.5 million to $1.6 million for 2009, compared with $3.1 million for 2008.  The decrease in corporate bond income was due to our selection of higher quality bonds that reduce overall portfolio risk though offer a lower yield.  Municipal bond income increased $0.7 million to $1.4 million for 2009 compared to $0.7 million in 2008.  The increase in Municipal bond income was due to the increase in the municipal bond portfolio to $40.0 million in 2009, from approximately $5.0 million in 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividend income decreased $0.3 million to $0.5 million for 2009, compared with $0.8 million for 2008.  Short-term income decreased $0.9 million to $0.2 million for 2009, compared with $1.1 million for 2008.

See additional discussion within the above “Analysis of Financial Condition As of December 31, 2009 Compared with December 31, 2008– Investments”.

Net Realized Investment Gains

Net realized investment gains were $1.1 million in 2009, compared with net realized investment losses of $10.6 million in 2008.

During 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During 2008 the pretax charge to operations was approximately $9.9 million in connection with our estimates of the net realizable value of these investments.

The table below depicts the net realized investment gains (losses) by investment category in 2009 as compared with 2008.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)
Realized gains:
Debt securities	$485	$770
Equity securities	2,159	544
Total realized gains	2,644	1,314

Realized losses:
Debt securities	(825)	(854)
Equity securities	(702)	(11,053)
Total realized losses	(1,527)	(11,907)
Net realized gains (losses) on investments	$1,117	$(10,593)

Regulatory Assessments Recovered

Regulatory assessments recovered increased $0.2 million, or 10.9%, to $2.3 million in 2009, compared with $2.1 million in 2008.

Other Income

Other income increased $0.1 million, or 15.4%, to $0.8 million in 2009, compared with $0.7 million in 2008.

Major components of other income in 2009 and 2008 included approximately $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE increased by $1.8 million, or 4.4%, to $43.7 million for 2009, compared with $41.9 million for 2008. The overall change includes a $4.5 million increase in our homeowners’ program, a $6.0 million decrease in our commercial general liability program and a $3.3 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,705	$21,102	$29,807	$8,048	$19,678	$27,726
Commercial General Liability	7,885	29,346	37,231	7,531	26,998	34,529
Automobile	2,612	960	3,572	657	1,863	2,520
Total	$19,202	$51,408	$70,610	$16,236	$48,539	$64,775

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $5.8 million during 2009.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2009 was 86.9% compared with 64.3% for 2008. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2009	2008
Homeowners'	92.0%	56.2%
Commercial General Liability	81.5%	77.0%
Fire	18.7%	0.0%
Inland Marine	57.5%	0.0%
Automobile	-1.1%	1.8%
All lines	86.9%	64.3%

For further discussion, see Footnote 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.5 million, or 34.3%, to $9.7 million for 2009, compared with $7.2 million for 2008.

The change is partially due to the addition of Insure-Link, created to serve as an independent insurance agency, for which operating and underwriting expenses increased to $1.1 million for the twelve months ended December 31, 2009, compared with $0.1 million for the twelve months ended December 31, 2008. Additionally, assessments paid, investment fees and bad debt expense increased a net total $1.5 million for the twelve months ended December 31, 2009, compared with the twelve months ended December 31, 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages increased $0.5 million, or 6.8%, to $7.9 million for 2009, compared with $7.4 million for 2008.

The charge to operations for stock based compensation, in accordance with the provisions of FASB issued guidance, was approximately $0.4 million during 2009 compared with approximately $0.5 million for 2008.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization decreased $1.1 million, or 6.9%, to $13.7 million for 2009, compared with $14.8 million for 2008. Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.  The change is due to increased homeowner’s written premium and the less than 20% related commissions, net of decreased commercial general liability premium and the approximately 25% related commissions.

Provision for Income Tax Benefit

The provision for income tax benefit was $5.9 million for 2009, compared with $1.3 million for 2008.

The effective rate for income taxes was 36.5% for 2009, compared with 34.8% for 2008.

Net Loss

As a result of the foregoing, the Company’s net loss for 2009 was $10.3 million, compared with $2.5 million for 2008.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Gross Premiums Written

Gross premiums written decreased $45.4 million, or 33.9%, to $88.2 million for the year ended December 31, 2008 (“2008”), compared with $133.6 million for year ended December 31, 2007 (“2007”).  The following table denotes gross premiums written by major product line.

	Years Ended December 31,
	2008		2007
	(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$60,708	68.79%	$99,502	74.48%
Commercial General Liability	23,790	26.96%	32,222	24.12%
Federal Flood	3,263	3.70%	-	0.00%
Automobile	487	0.55%	1,867	1.40%
Gross written premiums	$88,248	100.00%	$133,591	100.00%

The Company’s sale of homeowners’ policies decreased $38.8 million, or 39.0%, to $60.7 million in 2008, compared with $99.5 million in 2007. The significant erosion was primarily due to the soft market conditions prevailing in the state of Florida. The soft market conditions are lead by Citizens, the state run insurance company. We believe that these marketplace conditions have forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective. We did not compete with others solely based on pricing. We continued to market our property insurance product in territories in Florida where our rates are competitive.

The Company experienced a decrease in homeowners’ gross premiums written in 2008 primarily because of the effects of state mandated homeowner’s rate reductions and wind mitigation discounts.

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

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. See “Industry Rating Services”. However, our Demotech rating could be jeopardized by such other factors including the letter we received from Demotech on March 22, 2010, adverse development and various surplus related ratio exceptions.

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

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $4.5 million in 2008, compared with $11.3 million in 2007. The change in this account was primarily associated with the timing of our reinsurance payments measured against the term of the underling reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $15.9 million in 2008, compared with $21.4 million in 2007. The change was due to a $13.2 million decrease in unearned homeowners’ insurance premiums, a $4.0 million decrease in unearned commercial general liability premiums, a $1.7 million increase in federal flood unearned premiums and a $0.4 million decrease in unearned automobile premiums. These changes are a result of our decreased premium volume during this period.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $34.1 million, or 34.4%, to $65.1 million in 2008, compared with $99.2 million in 2007. The following table denotes net premiums earned by major product line.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$36,415	55.91%	$63,121	63.62%
Commercial General Liability	27,784	42.66%	32,738	32.99%
Automobile	931	1.43%	3,365	3.39%
Net premiums earned	$65,130	100.00%	$99,224	100.00%

Commission Income

Commission income decreased $5.6 million, to $1.6 million in 2008, compared with $7.2 million in 2007. The 2008 commission income was primarily in connection with our reinsurance treaties.

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

Finance Revenue

Finance revenue decreased $0.1 million, or 35.7%, to $0.4 million in 2008, compared with $0.5 million in 2007. The change was primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived there-from.

Managing General Agent Fees

Managing general agent fees decreased $0.3 million, or 14.2%, to $1.7 million in 2008, compared with $2.0 million in 2007.

Net Investment Income

Net investment income decreased $1.5 million, or 19.6%, to $6.5 million in 2008, compared with $8.0 million in 2007. Net investment income on corporate bonds, which generally provide a higher yield than United States government bonds, increased $2.4 million, to $3.1 million in 2008, compared with $0.7 million in 2007. Net investment income on United States government bonds decreased $3.6 million, to $0.9 million in 2008, compared with $4.5 million in 2007.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Years Ended December 31,
	2008	2007
	(Dollars in Thousands)
Realized gains:
Debt securities	$770	$18
Equity securities	544	2,115
Total realized gains	1,314	2,133

Realized losses:
Debt securities	(854)	(0)
Equity securities	(11,053)	(2,278)
Total realized losses	(11,907)	(2,278)
Net realized losses on investments	$(10,593)	$(145)

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

Losses and LAE decreased by $5.7 million, or 12.1%, to $41.9 million in 2008, compared with $47.6 million in 2007. The overall change includes a $1.0 million decrease in our homeowners’ program, a $2.3 million increase in our commercial general liability program and a $7.0 million decrease in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2008			December 31, 2007
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,048	$19,678	$27,726	$7,776	$24,599	$32,375
Commercial General Liability	7,531	26,998	34,529	5,415	17,870	23,285
Automobile	657	1,863	2,520	530	3,495	4,025
Total	$16,236	$48,539	$64,775	$13,721	$45,964	$59,685

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

	Years Ended December 31,
	2008	2007
Homeowners'	56.2%	37.4%
Commercial General Liability	77.0%	58.9%
Fire	34.0%	0.0%
Automobile	1.8%	140.0%
All lines	64.3%	48.0%

For further discussion, see Footnote 7 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $5.6 million, or 43.5%, to $7.2 million in 2008, compared with $12.8 million in 2007.  The change was primarily due to a $2.9 million decrease in fees paid to boards, bureaus and associations, a $1.8 million decrease in premium taxes and a $1.2 million decrease in bad debts.

Salaries and Wages

Salaries and wages increased $0.7 million, or 10.3%, to $7.4 million in 2008, compared with $6.7 million in 2007. In 2008, we had a $0.3 million severance payment. The charge to operations for stock based compensation, in accordance with the provisions of FASB issued guidance, was approximately $0.5 million in 2008 compared with approximately $0.6 million in 2007.

Interest Expense

Interest expense decreased $0.2 million to nothing in 2008, compared with $0.2 million in 2007. The decrease results from the repayment of our subordinated debt on September 30, 2007.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, decreased $4.7 million, or 24.0%, to $14.8 million in 2008, compared with $19.4 million in 2007. Policy acquisition costs, net of amortization, consisted of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The decreased production volume for both the homeowners’ and commercial general liability product lines was the reason for the decrease in this asset.

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2009 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2010	2011	2012	2013	Thereafter
Unpaid Losses and LAE	$70,610	$41,914	$16,883	$7,767	$2,711	$1,335
Operating leases	1,288	638	650	-	-	-
Total	$71,898	$42,552	$17,533	$7,767	$2,711	$1,335

LIQUIDITY AND CAPITAL RESOURCES

In 2009, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, increased unpaid losses and LAE, increased deferred income tax expense, net realized investment gains, increased premium deposits and customer credit balances, non-cash compensation, and depreciation and amortization. Also contributing to our liquidity were a tax benefit related to non-cash compensation, a provision for uncollectible premiums receivable, and a provision for credit losses, net. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

In 2009 and 2008, operations used net operating cash flow of $11.6 million and $1.5 million, respectively, and provided net operating cash flow of $33.6 million in 2007.

In 2009, operations generated $21.4 million of gross cash flow, due to a $10.4 million increase in unearned premiums, a $5.8 million increase in unpaid losses and LAE, a $1.9 million increase in deferred income tax expense, a $0.4 million increase in premium deposits and customer credit balances, $0.3 million of non-cash compensation, $0.2 million of depreciation and amortization, a $0.1 million increase in the provision for uncollectible premiums receivable, a $1.6 million decrease in reinsurance recoverable, net and $0.7 million of amortization of investment discount.

In 2009, operations used $33.0 million of gross cash flow primarily due to a $4.8 million increase in income taxes recoverable, a $4.8 million increase in prepaid reinsurance premiums, a $1.7 million increase in other assets, a $1.7 million increase in policy acquisition costs, net of amortization, a $7.1 million increase in premiums receivable, a $1.1 million decrease in accounts payable and accrued expenses, a $0.4 million decrease in bank overdraft, and $1.1 million of net realized investment gains, all in conjunction with a net loss of $10.3 million.

In 2009, net cash used in investing activities was $82.7 million, compared with net cash provided by investment activities of $107.9 million in 2008 and net cash used in investing activities of $19.7 million in 2007. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2009, investing activities generated $59.2 million and used $141.9 million. Our debt portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During 2008, the Company engaged an outside investment advisor and during 2009 the funds were invested in long and short term investments with yields that best match our liquidity needs.

In 2009, net financing activities used $2.0 million, as compared with $4.3 million and $9.2 million in 2008 and 2007, respectively. In 2009, the sources of cash in connection with financing activities included a $0.2 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $1.9 million in dividends paid and $0.3 million for the purchase of treasury stock.

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

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2009 were approximately $21.0 million and $25.8 million, respectively, and their statutory net losses in 2009 were $12.2 million and $1.1 million, respectively.

As of December 31, 2009, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2009
	(Dollars in Thousands except EPS)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$13,905	$14,264	$9,511	$10,296
Other revenue	1,719	2,864	3,368	2,927
Total revenue	15,624	17,128	12,879	13,223

Expenses:
Losses and LAE	8,873	8,974	11,119	14,740
Other expenses	6,570	7,119	8,158	9,511
Total expenses	15,443	16,093	19,277	24,251

Income (loss) before provision for income tax (benefit) expense	181	1,035	(6,398)	(11,028)
Provision for income tax (benefit) expense	(122)	250	(2,403)	(3,646)

Net income (loss)	$303	$785	$(3,995)	$(7,382)

Basic net income (loss) per share	$0.04	$0.10	$(0.50)	$(0.93)

Fully diluted net income (loss) per share	$0.04	$0.10	$(0.50)	$(0.93)

Weighted average number of common shares outstanding	8,014	8,014	8,014	7,968

Weighted average number of common shares outstanding (assuming dilution)	8,014	8,014	8,014	7,968

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2008
	(Dollars in Thousands except EPS)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$18,606	$15,459	$16,249	$14,816
Other revenue	1,436	(32)	(283)	1,213
Total revenue	20,042	15,427	15,966	16,029

Expenses:
Losses and LAE	7,874	12,493	9,888	11,614
Other expenses	7,150	7,024	7,927	7,296
Total expenses	15,024	19,517	17,815	18,910

Income (loss) before provision for income tax expense (benefit)	5,018	(4,090)	(1,849)	(2,881)

Provision for income tax expense (benefit)	709	(1,590)	(336)	(107)

Net income (loss)	$4,309	$(2,500)	$(1,513)	$(2,774)

Basic net income (loss) per share	$0.54	$(0.31)	$(0.19)	$(0.35)

Fully diluted net income (loss) per share	$0.54	$(0.31)	$(0.19)	$(0.35)

Weighted average number of common shares outstanding	7,913	7,974	8,014	8,014

Weighted average number of common shares outstanding (assuming dilution)	7,960	7,974	8,014	8,014

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2009 and 2008, there were no off balance sheet transactions.

21st Century Holding Company

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our current investment policy limits investment in non-investment grade debt securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable. We also comply with applicable laws and regulations, which further restrict the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2009, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Interest on debt securities	$2,718	$4,619	$6,782
Dividends on equity securities	466	770	565
Interest on cash and cash equivalents	213	1,072	691
Total investment income	$3,397	$6,461	$8,038

Net realized gains (losses)	$1,117	$(10,593)	$(145)

The following table summarizes, by type, our investments as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government agencies and authorities	$12,802	11.21%	$4,544	17.43%
Obligations of states and political subdivisions	39,269	34.38%	5,331	20.45%
Corporate	42,092	36.85%	13,050	50.07%
Other	-	0.00%	-	0.00%
Total fixed maturities	94,163	82.44%	22,925	87.95%
Equity securities, at market	20,056	17.56%	3,140	12.05%
Total investments	$114,219	100.00%	$26,065	100.00%

21st Century Holding Company

Debt securities are carried on the balance sheet at market. At December 31, 2009 and 2008, debt securities had the following quality ratings by Moody's and for securities not assigned a rating by Moody's, Standard and Poor's Company or Fitch ratings were used.

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$40,390	42.90%	$15,180	66.22%
AA	18,619	19.77%	5,732	25.00%
A	24,286	25.79%	151	0.66%
BBB	9,954	10.57%	1,862	8.12%
BB++	-	0.00%	-	0.00%
Not rated	914	0.97%	-	0.00%
	$94,163	100.00%	$22,925	100.00%

The following table summarizes, by maturity, the debt securities as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$1,615	1.72%	$2,388	10.42%
One year to five years	50,781	53.93%	9,850	42.97%
Five years to 10 years	27,178	28.86%	1,037	4.52%
More than 10 years	14,589	15.49%	9,650	42.09%
Total debt securities	$94,163	100.00%	$22,925	100.00%

At December 31, 2009, the weighted average maturity of the debt portfolio was approximately 6.4 years.

The following table provides information about the financial instruments as of December 31, 2009 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2010	2011	2012	2013	2014	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
U.S. government agencies and authorities	$-	$4,325	$3,350	$2,500	$500	$2,190	$12,865	$12,802
Obligations of states and political subdivisions	1,225	3,605	6,670	5,005	4,161	15,440	36,106	39,269
Corporate securities	350	4,100	8,140	1,280	4,529	15,878	34,277	42,092
Collateralized mortgage obligations	-	-	-	-	-	5,154	5,154	-
Equity securities, at market	-	-	-	-	-	-	-	20,056
Mortgage notes receivable	-	-	-	-	-	-	-	-
All investments	$1,575	$12,030	$18,160	$8,785	$9,190	$38,662	$88,402	$114,219

Weighted average interest rate by expected maturity:
U.S. government agencies and authorities	0.00%	1.18%	3.17%	3.66%	1.75%	3.24%	2.55%
Obligations of states and political subdivisions	4.96%	3.68%	5.22%	5.25%	5.00%	5.27%	5.06%
Corporate securities	6.07%	4.23%	2.84%	5.32%	5.50%	6.45%	5.16%
Collateralized mortgage obligations	0.00%	0.00%	0.00%	0.00%	0.00%	5.50%	5.50%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage notes receivable	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.21%	2.97%	3.78%	4.81%	5.07%	5.67%	4.76%

21st Century Holding Company

ITEM 8                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company and Subsidiaries
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying balance sheets of 21st Century Holding Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited 21st Century Holding Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 21st Century Holding Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Certification Report included in the Company’s 2009 Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, 21st Century Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

De Meo Young McGrath

Boca Raton, FL

March 26, 2010

21st Century Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	Period Ending
	December 31, 2009	December 31, 2008
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$91,513	$9,429
Debt maturities, held to maturity, at amortized cost	2,650	13,496
Equity securities, available for sale, at fair value	20,056	3,140

Total investments	114,219	26,065

Cash and short term investments	28,197	124,577
Prepaid reinsurance premiums	10,319	5,537
Premiums receivable, net of allowance for credit losses of $24 and $122, respectively	10,311	3,353
Reinsurance recoverable, net of allowance for credit losses of $0 and $226, respectively	15,302	16,880
Deferred policy acquisition costs	8,267	6,558
Deferred income taxes, net	4,675	8,530
Income taxes receivable	7,069	2,275
Property, plant and equipment, net	859	855
Other assets	3,671	2,472

Total assets	$202,889	$197,102

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$70,611	$64,775
Unearned premiums	50,857	40,508
Premiums deposits and customer credit balances	2,129	1,700
Bank overdraft	8,251	8,694
Deferred gain from sale of property	1,006	1,495
Accounts payable and accrued expenses	2,593	3,699

Total liabilities	135,447	120,871

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,953,384 and 8,013,894, respectively.	80	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,185	49,979
Accumulated other comprehensive income (deficit)	2,026	(1,187)
Retained earnings	15,151	27,359
Total shareholders' equity	67,442	76,231
Total liabilities and shareholders' equity	$202,889	$197,102

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Twelve Months Ended December 31,
	2009	2008	2007
	(Dollars in Thousands except EPS and dividend data)
Revenue:
Gross premiums written	$104,379	$88,248	$133,591
Gross premiums ceded	(56,217)	(34,553)	(44,550)

Net premiums written	48,162	53,695	89,041

Increase (Decrease) in prepaid reinsurance premiums	10,163	(4,451)	(11,251)
(Increase) Decrease in unearned premiums	(10,349)	15,886	21,435

Net change in prepaid reinsurance premiums and unearned premiums	(186)	11,435	10,184

Net premiums earned	47,976	65,130	99,224
Commission income	1,362	1,612	7,214
Finance revenue	294	350	545
Managing general agent fees	1,620	1,745	2,035
Net investment income	3,397	6,461	8,038
Net realized investment gains (losses)	1,117	(10,593)	(145)
Regulatory assessments recovered	2,333	2,104	1,655
Other income	755	655	642

Total revenue	58,854	67,464	119,208

Expenses:
Losses and LAE	43,706	41,869	47,619
Operating and underwriting expenses	9,681	7,209	12,758
Salaries and wages	7,930	7,428	6,732
Interest expense	-	-	173
Policy acquisition costs, net of amortization	13,747	14,760	19,420

Total expenses	75,064	71,266	86,702

(Loss) Income before provision for income tax (benefit) expense	(16,210)	(3,802)	32,506
Provision for income tax (benefit) expense	(5,921)	(1,324)	11,226

Net (loss) income	$(10,289)	$(2,478)	$21,280

Basic net (loss) income per share	$(1.29)	$(0.31)	$2.69

Fully diluted net (loss) income per share	$(1.29)	$(0.31)	$2.65

Weighted average number of common shares outstanding	8,002,365	7,979,436	7,922,542

Weighted average number of common shares outstanding (assuming dilution)	8,002,365	7,979,436	8,030,205

Dividends paid per share	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				Accumulated
			Additional	Other		Total
	Comprehensive	Common	Paid-in	Comprehensive	Retained	Shareholder's
	Income	Stock	Capital	Deficit	Earnings	Equity
	(Dollars in Thousands)

Balance as of December 31, 2006		$79	$47,070	$(967)	$20,011	$66,193

Net Income	$21,280				21,280	21,280
Cash Dividends					(5,757)	(5,757)
Stock issued in lieu of cash payment for principal and interest associated with our notes		1	2,192			2,193
Treasury stock acquired		(3)	(3,819)			(3,823)
Stock options exercised			176			176
Warrants exercised		2	2,033			2,035
Shares based compensation			589			589
Net unrealized change in investments, net of tax effect of $927	(1,629)			(1,629)		(1,629)
Comprehensive income	$19,651

Balance as of December 31, 2007		$79	$48,240	$(2,596)	$35,534	$81,256

Net (Loss)	$(2,478)				(2,478)	(2,478)
Cash Dividends					(5,697)	(5,697)
Treasury stock acquired			(144)			(144)
Stock options exercised		1	1,335			1,337
Shares based compensation			547			547
Net unrealized change in investments, net of tax effect of $794	1,409			1,409		1,409
Comprehensive income	$(1,069)

Balance as of December 31, 2008		$80	$49,979	$(1,187)	$27,359	$76,231

Net (Loss)	$(10,289)				(10,289)	(10,289)
Cash Dividends					(1,920)	(1,920)
Treasury stock acquired		(1)	(288)			(288)
Shares based compensation			493			493
Net unrealized change in investments, net of tax effect of $1,939	3,214			3,214		3,214
Comprehensive income	$(7,075)

Balance as of December 31, 2009		$80	$50,185	$2,026	$15,151	$67,442

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(10,289)	$(2,478)	$21,280
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization of investment discount, net	642	223	360
Depreciation and amortization of property plant and equipment, net	188	290	317
Net realized investment (gains) losses	(1,117)	10,593	188
Common Stock issues for interest on Notes	-	-	109
Provision (Recovery) for credit losses, net	30	(2)	(31)
Provision for uncollectible premiums receivable	97	157	222
Non-cash compensation	333	365	405
Changes in operating assets and liabilities:	-	-	-
Premiums receivable	(7,055)	287	3,203
Prepaid reinsurance premiums	(4,783)	2,934	5,990
Reinsurance recoverable, net	1,578	6,055	(2,712)
Income taxes recoverable	(4,794)	(2,275)	787
Deferred income taxes, net of other comprehensive income	1,916	(3,685)	(2,400)
Policy acquisition costs, net of amortization	(1,709)	2,400	2,195
Premium finance contracts receivable	-	222	1,442
Other assets	(1,710)	144	1,169
Unpaid losses and LAE	5,835	5,098	20,068
Unearned premiums	10,343	(15,886)	(21,435)
Premium deposits and customer credit balances	429	(1,061)	(1,032)
Income taxes payable	-	(4,226)	4,226
Bank overdraft	(442)	(1)	588
Accounts payable and accrued expenses	(1,106)	(646)	(1,379)
Net cash (used) provided by operating activities	(11,614)	(1,494)	33,560
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	59,227	156,674	202,233
Purchases of investment securities available for sale	(141,753)	(48,707)	(221,879)
Purchases of property and equipment	(193)	(99)	(67)
Net cash (used) provided by investing activities	(82,719)	107,869	(19,713)
Cash flow used by financing activities:
Subordinated debt	-	-	(2,083)
Exercised stock options	-	1,337	177
Dividends paid	(1,920)	(5,697)	(5,759)
Exercised warrants, net	-	-	2,035
Acquisition of Common Stock	(288)	(144)	(3,823)
Tax benefit provision related to non-cash compensation	160	182	214
Net cash used by financing activities	(2,048)	(4,322)	(9,239)
Net (decrease) increase in cash and short term investments	(96,380)	102,053	4,607
Cash and short term investments at beginning of period	124,577	22,524	17,917
Cash and short term investments at end of period	$28,197	$124,577	$22,524

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	For the Years Ended December 31,
(continued)	2009	2008	2007
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$44
Income taxes	$178	$8,800	$7,300
Non-cash investing and finance activities:
Accrued dividends payable	$477	$1,443	$1,475
Retirement of subordinated debt by Common Stock issuance	$-	$-	$2,193
Stock issued to pay interest on subordinated debt	$-	$-	$109

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine in various states on behalf of our wholly owned subsidiaries, Federated National and American Vehicle and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products. We also utilize a select number of general agents for the same purpose.

The insurable events during 2009, 2008 and 2007 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2009, 2008 and 2007 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by the most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and LAE are affected by a number of factors including:

•	the quality of the insurable risks underwritten;
•	the nature and severity of the loss;
•	weather-related patterns;
•	the availability, cost and terms of reinsurance;
•	underlying settlement costs, including medical and legal costs;
•	legal and political factors such as legislative initiatives and public opinion;
•	macroeconomic issues.

We continue to manage the foregoing to the extent within our control. Many of the foregoing are partially, or entirely, outside our control.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee, and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

During 2007 American Vehicle applied for and was granted, by the Florida OIR in 2008, a license to underwrite commercial multi-peril and inland marine lines of business as an admitted carrier. We believe these new lines of authority will bode well with American Vehicle’s existing customers. Operations under American Vehicle’s newly granted lines of authority began in 2009.

During 2008 Federated National applied for and was granted, by the Florida OIR, a license to underwrite fire and allied lines insurance as an admitted carrier. Operations under Federated National’s newly granted allied lines began in 2008 as a cedant for the insurance policies it underwrites to the federal flood program. Operations under Federated National’s granted fire line of business began in 2009.

During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively. During the year ended December 31, 2008, 68.8%, 27.0%, 3.7% and 0.6% of the premiums we underwrote were for homeowners’ property and casualty insurance, commercial general liability insurance, federal flood, and personal automobile insurance, respectively.

Despite the effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts the Company’s sale of homeowners’ policies increased $24.0 million, or 39.5%, to $84.7 million in 2009, compared with $60.7 million in 2008. Included in our sale of homeowners’ policies during 2009, is $17.9 million from policies we assumed from Citizens. The primary factor for the decrease in commercial general liability production is a slowdown in the economy, which has a dramatic impact on the artisan contractor portfolio written by American Vehicle.

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

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine through Assurance MGA’s existing network of distributors. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products.

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
December 31, 2009

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security.  Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using a method that approximates the effective interest method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

(c) PREMIUM REVENUE

Premium revenue on all lines is earned on a pro-rata basis over the life of the policies. Unearned premiums represent the portion of the premium related to the unexpired policy term.

(d) DEFERRED ACQUISITION COSTS

Deferred acquisition costs primarily represent commissions paid to outside agents at the time of policy issuance (to the extent they are recoverable from future premium income) net of ceded premium commission earned from reinsurers, salaries and premium taxes net of policy fees, and are amortized over the life of the related policy in relation to the amount of premiums earned. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, unpaid losses and LAE and certain other costs expected to be incurred as the premium is earned. There is no indication that these costs will not be fully recoverable in the near term.

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

The estimates of the liability for unpaid losses and LAE are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for unpaid losses and LAE. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Accounting for loss contingencies pursuant to FASB issued guidance involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: First, the amount can be reasonably estimated, and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements. It is implicit in this condition that it is probable that one or more future events will occur confirming the fact of the loss or incurrence of a liability.

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

(i) MANAGING GENERAL AGENT FEES

If all the costs substantially associated with the MGA contracts, which do not involve affiliated insurers, are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in Managing General Agent Fees are policy fees charged by the insurance companies and passed through to Assurance MGA. Policy fees are discussed below.

(j) POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten.  These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2009, all reinsurance recoverables are considered current and deemed collectable.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP. This guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental United States GAAP. The Codification did not change GAAP but reorganized the literature. The guidance is effective for interim and annual periods ending after September 15, 2009.

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

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary impairments.  In April 2009, the SEC also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than Temporary Impairment.  This new accounting guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).  The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.  The accounting guidance provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings.  The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made in interim periods.  The accounting guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  At the time of adoption, the Company did not have any Other Than Temporary Impairments for debt securities, and, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

In April 2009, the FASB issued further accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements or condition.

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
December 31, 2009

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

•
We have used 99.2% of the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

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
December 31, 2009

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

•	Our success depends on our ability to accurately price the risks we underwrite.

•	Current operating resources are necessary to develop future new insurance products.

•	Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

•	Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

Risks Related to an Investment in Our Shares

•	We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

•	Our articles of incorporation, bylaws and Florida law may discourage takeover attempts and may result in entrenchment of management.

•	As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

•	We may not continue making dividend payments on our common stock.

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2009 and 2008. Changes in interest rates subsequent to December 31, 2009 may affect the fair value of our investments. Refer to Footnote 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2009 and 2008 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r) STOCK OPTION PLANS

During the year ended December 31, 2009, the Company had two stock-based employee compensation plans, which are described later in Footnote 16, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

 (s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2009.

(t) RECLASSIFICATIONS

Certain 2008 and 2007 financial statement amounts have been reclassified to conform to the 2009 presentations.

(u) GOODWILL AND INTANGIBLE ASSETS

During 2009, the Company purchased one intangible asset totaling $0.1 million. In accordance with FASB issued guidance, the accounting for the recognized intangible asset is based on its useful life to the Company. The useful life of the intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of the Company. The intangible asset has a definite finite life ranging from six to twelve months, and is amortized accordingly.

(3) INVESTMENTS

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

Total Investments increased $88.1 million, or 338.2%, to $114.2 million as of December 31, 2009, compared with $26.1 million as of December 31, 2008. Our debt portfolio contained callable features exercised in 2008.  The proceeds from our called securities were in cash and short-term investments as of December 31, 2008. During 2009, the Company engaged external asset managers and the funds were invested in long and short term investments with yields that best match our liquidity needs.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The debt and equity securities that are available for sale and carried at fair value represent 98% of total investments as of December 31, 2009, compared with 48% as of December 31, 2008.

We did not hold any trading investment securities during 2009.

Additional provisions contained in FASB issued guidance address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporary impaired securities is to determine impairment based on the analysis of the following factors:

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•	length of time and the extent to which the fair value has been less than amortized cost;

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value;

•	historical volatility of the fair value of the security.

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

In reaching a conclusion that a security is either other than temporary or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During 2009, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2009, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.4 million as of December 31, 2009, compared to the total $2.1 million as of December 31, 2008.

During 2008 we charged to operations a net realized investment loss that totaled approximately $9.9 million, net of an estimated provisional tax effect of approximately $3.7 million. Most of these investments were subsequently sold during the third and fourth quarter of the year, and, we recognized an additional $0.2 million loss, net of an estimated tax benefit of approximately $0.1 million.

The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. The investments held as of December 31, 2008, were comprised mainly of United States government and agency bonds, as well as municipal bonds and corporate bonds held in the financial and conglomerate industries. As of December 31, 2009, 89% of the debt portfolio is in diverse industries and 11% is in United States government bonds.  As of December 31, 2009, approximately 89% of the equity holdings are in equities related to diverse industries and 11% are in mutual funds.

As of December 31, 2009, 36.9% of the investment portfolio is in corporate bonds, 34.4% is in obligations of states and political subdivisions, and 11.2% is in United States government bonds. Approximately 17.5% of the holdings are in equities related to diverse industries.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

As of December 31, 2009 and 2008 we have classified $2.7 million and $13.5 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held to maturity to support collateralized letters of credit. Outstanding irrevocable letters of credit, used for such purposes, total $2.8 million and $3.0 million for the period ended December 31, 2009 and December 31, 2008, respectively.

In 2008, we reclassified $14.2 million of our bond portfolio as held-to-maturity because we decided that we had the ability to hold them until maturity. During the three months ended December 31, 2008, we reclassified $3.4 million to available-for-sale because a collateralized requirement was reduced.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic which was terminated in April 2007. As of December 31, 2007 the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008 the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009 the letter of credit in favor of Republic totaled $1.0 million.

(a) DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government agencies and authorities	$12,802	11.21%	$4,544	17.43%
Obligations of states and political subdivisions	39,269	34.38%	5,331	20.45%
Corporate	42,092	36.85%	13,050	50.07%
Other	-	0.00%	-	0.00%
Total fixed maturities	94,163	82.44%	22,925	87.95%
Equity securities, at market	20,056	17.56%	3,140	12.05%
Total investments	$114,219	100.00%	$26,065	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	Gains (Losses)	Fair Value	Gains (Losses)	Fair Value
	2009	at Sale	2008	at Sale
	(Dollars in Thousands)

Debt securities	$485	$28,882	$770	$64,258
Equity securities	2,159	12,463	544	8,745
Total realized gains	2,644	41,345	1,314	73,003

Debt securities	(825)	9,637	(854)	61,775
Equity securities	(702)	5,780	(11,053)	1,901
Total realized losses	(1,527)	15,417	(11,907)	63,677

Net realized gains (losses) on investments	$1,117	$56,762	$(10,593)	$136,680

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2009 and 2008 is as follows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
December 31, 2009
Debt Securities - Available For Sale:
Obligations of states and political subdivisions	$49,041	$695	$315	$49,421
Corporate securities	40,350	1,798	56	42,092
	$89,391	$2,493	$371	$91,513

Debt Securities - Held To Maturity:
U.S. government and agency obligations	$2,650	$148	$5	$2,793
Corporate securities	-	-	-	-
	$2,650	$148	$5	$2,793

Equity securities - common stocks	$18,927	$1,840	$711	$20,056

December 31, 2008
Debt Securities - Available For Sale:
Obligations of states and political subdivisions	$5,479	$66	$214	$5,331
Corporate securities	5,035	13	950	4,098
	$10,514	$79	$1,164	$9,429

Debt Securities - Held To Maturity:
U.S. government and agency obligations	$4,544	$416	$-	$4,960
Corporate securities	8,952	1	3	8,950
	$13,496	$417	$3	$13,910

Equity securities - common stocks	$3,958	$-	$818	$3,140

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized net gains (losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
U.S. government obligations	$(120)	$(120)	$-
Obligations of states and political subdivisions	500	504	(4)
Corporate	1,742	1,734	8
	2,122	2,118	4
Equity securities:
Common stocks	1,128	1,365	(237)

Total debt and equity securities	$3,250	$3,483	$(233)

Below is a summary of debt securities at December 31, 2009 and 2008 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$1,602	$1,615	$2,379	$2,388
Due after one through five years	49,821	50,885	10,402	9,850
Due after five through ten years	26,177	27,217	1,009	1,037
Due after ten years	14,441	14,589	10,220	9,650

Total	$92,041	$94,306	$24,010	$22,925

United States Treasury notes with a book value of $1,039,000 and $1,045,000, both maturing in 2012, were on deposit with the Florida OIR as of December 31, 2009, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Interest on debt securities	$2,718	$4,619	$6,782
Dividends on equity securities	466	770	565
Interest on cash and cash equivalents	213	1,072	691
Total investment income	$3,397	$6,461	$8,038

Net realized gains (losses)	$1,117	$(10,593)	$(145)

Proceeds from sales of debt and equity securities in 2009, 2008 and 2007 were approximately $59.2 million, $150.3 million and $202.2 million, respectively.

A summary of realized investment gains (losses) and increases in net unrealized gains follows.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$(340)	$(84)	$17
Equity securities	1,457	(10,509)	(162)

Total	$1,117	$(10,593)	$(145)

Net unrealized gains (losses)
Debt securities	$2,122	$(1,084)	$(117)
Equity securities	1,128	(819)	(3,989)

Total	$3,250	$(1,903)	$(4,106)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)

Finance contracts receivable	$300	$233
Less:
Unearned income	(8)	(7)
Allowance for credit losses	(29)	(25)
Finance contracts, net of allowance for credit losses	$263	$201

The activity in the allowance for credit losses was as follows.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$25	$38
Recoveries credited against the allowance	(26)	(11)
Additions charged to bad debt expense	30	(2)
Allowance for credit losses at end of year	$29	$25

As security, Federated Premium Finance, Inc. (“Federated Premium”) retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)

Building and improvements	$602	$602
Furniture and fixtures	3,314	3,121
Property, plant and equipment, gross	3,916	3,723
Accumulated depreciation	(3,057)	(2,868)
Property, plant and equipment, net	$859	$855

Depreciation of property, plant, and equipment was $188,424, $290,417 and $316,525 during 2009, 2008 and 2007, respectively.

(6) REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the excess of loss reinsurance treaties on the financial statements is as follows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Premium written
Direct	$104,379	$88,248	$133,591
Ceded	(56,217)	(34,553)	(44,550)
	$48,162	$53,695	$89,041
Premiums earned
Direct	$94,030	$104,135	$155,026
Ceded	(46,054)	(39,005)	(55,802)
	$47,976	$65,130	$99,224
Losses and LAE incurred
Direct	$54,204	$46,762	$71,517
Ceded	(10,498)	(4,893)	(23,898)
	$43,706	$41,869	$47,619

	As of December 31,
	2009	2008
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct	$70,611	$64,775
Ceded	(11,594)	(12,713)

	$59,017	$52,062

Unearned premiums
Direct	$50,857	$40,508
Ceded	(26,788)	(16,625)

	$24,069	$23,883

The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $2.8 million that can be drawn on for amounts that remain unpaid for more than 120 days.

The impact of the quota-share reinsurance treaties on the financial statements is as follows.

	As of December 31,
	2009	2008
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance recoverable on paid losses and LAE	$-	$4
Unpaid losses and LAE	72	93
	$72	$97

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Balance at January 1	$64,775	$59,685	$39,615
Less reinsurance recoverables	(12,713)	(20,134)	(12,382)
Net balance at January 1	$52,062	$39,551	$27,233

Incurred related to
Current year	$41,988	$37,398	$38,452
Prior years	1,718	4,471	9,167
Total incurred	$43,706	$41,869	$47,619

Paid related to
Current year	$18,478	$13,277	$15,628
Prior years	18,274	16,080	19,673
Total paid	$36,752	$29,357	$35,301

Net balance at year-end	$59,016	$52,062	$39,551
Plus reinsurance recoverables	11,595	12,713	20,134
Balance at year-end	$70,611	$64,775	$59,685

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $1.7 million, $4.5 million and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(8) REVOLVING CREDIT OUTSTANDING

Federated Premium’s operations were funded by the revolving loan agreement with FlatIron Funding Company LLC (“FlatIron”). The Revolving Agreement was structured as a sale of contracts receivable under a sale and assignment agreement with Weschester Premium Acceptance Corporation (“WPAC”), which gave them the right to sell or assign these contracts receivable. Federated Premium, which serviced these contracts, recorded transactions under the Revolving Agreement as secured borrowings. There were no outstanding borrowings under the Revolving Agreement as of December 31, 2009, 2008 or 2007. This credit facility terminated, at our request, during 2007.

(9) INCOME TAXES

A summary of the provision for income tax expense is as follows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Federal
Current	$(7,906)	$2,032	$10,712
Deferred	2,358	(3,091)	(1,248)
Provision for Federal income tax (benefit) expense	(5,548)	(1,059)	9,464
State
Current	-	264	1,895
Deferred	(373)	(529)	(133)
Provision for state income tax (benefit) expense	(373)	(265)	1,762
Provision for income tax (benefit) expense	$(5,921)	$(1,324)	$11,226

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Computed expected tax (benefit) provision, at federal rate	$(5,512)	$(1,303)	$11,051
State tax, net of federal deduction benefit	(588)	(139)	1,180
Tax-exempt interest	(398)	(212)	(360)
Dividend received deduction	(94)	(156)	(114)
Valuation allowance for capital loss carry forward	-	-	72
Interest expense not requiring cash	-	-	23
Stock option expense and other permanent differences	173	(15)	-
Interest rate differential	-	313	-
Other net	498	188	(626)
Provision for income tax (benefit) expense	$(5,921)	$(1,324)	$11,226

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	Years Ended December 31,
	2009	2008
	(Dollars in Thousands)
Deferred tax assets
Unpaid losses and LAE	$2,315	$2,187
Unearned premiums	1,785	1,771
Unrealized loss on investment securities	-	716
Allowance for credit losses	-	141
Allowance for impairments	164	1,410
Regulatory assessments	260	1,312
Unearned agent commissions	8	-
Depreciation & amortization	367	155
Capital loss carryover	2,112	2,657
State net operating loss carryforward	663	-
Deferred gain on sale and leaseback	288	453
Stock option expense per FASB 123R	305	237
Total deferred tax assets	8,267	11,039

Deferred tax liabilities
Deferred acquisition costs, net	(2,302)	(2,468)
Allowance for credit losses	(60)	-
Discount on advance premiums	(7)	(41)
Unrealized gain on investment securities	(1,223)	-
Total deferred tax liabilities	(3,592)	(2,509)
Net deferred tax asset	$4,675	$8,530

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

In assessing the net realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2009 and 2008, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company’s consolidated federal income tax returns for 2008, 2007, 2006 and 2005 are open for review by the IRS. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its’ examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains open due to net operating loss carryforward to open years.

The Company’s consolidated Florida income tax returns for 2007, 2006 and 2005 are currently under review by the Florida Department of Revenue. The Florida income tax return for 2008 is open for review.

In 2008, approximately $30,000 penalties and interest were paid in conjunction with our 2007 Federal Income Tax Return and were included within our provision for income tax benefit.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(10) REGULATORY REQUIREMENTS AND RESTRICTIONS

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10% of their liabilities or a statutory minimum capital and surplus as defined in the Code. Federated National and American Vehicle are required to have a minimum capital surplus of $4.0 million. At December 31, 2009, 2008 and 2007, Federated National’s statutory capital surplus was $21.0 million, $31.5 million and $32.3 million, respectively. At December 31, 2009, 2008 and 2007, American Vehicle had statutory capital surplus of $25.8 million, $25.1 million and $27.6 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2009, 2008 and 2007, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

As of December 31, 2009, to meet regulatory requirements, we had bonds with a carrying value of approximately $2.0 million pledged to the Florida OIR.

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

No dividends were paid by Federated National or American Vehicle in 2009, 2008 or 2007, and none are anticipated in 2010. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require Federated National or American Vehicle to cease operations in the event they fail to maintain the required statutory capital.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Based upon the 2009 and 2008 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded all regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 245.1%, 739.4 % and 653.0% at December 31, 2009, 2008 and 2007, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 426.9%, 402.5% and 448.5% at December 31, 2009, 2008 and 2007, respectively.

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

Federated National anticipates a regularly scheduled statutory examination by the Florida OIR to occur during April 2010 for the five years ended December 31, 2009. American Vehicle anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2011 for the five years ended December 31, 2010. We have not received any notice of such examinations for American Vehicle.

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

As of December 31, 2009, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. Three exceptions related to underwriting operations and one related to lower than expected investment yields. The operations ratios relate to the timing of premium rate corrections and elevated reinsurance costs. The Florida OIR granted Federated National an average statewide increase of 19.0% for policies that went into effect November 1, 2209 and December 1, 2009 for new and renewed homeowner insurance policies, respectively. As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its tests on two out of thirteen IRIS ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus.

As of December 31, 2009, American Vehicle was outside NAIC’s usual range for three of thirteen IRIS ratios. These ratios reflect the decline in premium volume and operating results. The third ratio related to lower than expected investment yields. As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen IRIS ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2008 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2009 IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31, 2009 and 2008, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

IRIS Ratios	Unusual Values Equal to Or		Federated National			American Vehicle
	Over	Under	2009		2008	2009		2008
Gross Premiums to Policyholders' Surplus	900	0	426		206	64		100
Net Premium to Policyholders' Surplus	300	0	159		96	63		100
Change in Net Writings	33	(33)	10		(46)*	(35	)*	(26)
Surplus Aid to Policyholders' Surplus	15	0	0		0	0		0
Two-year Overall Operating Ratio	100	0	126	*	78	117	*	105 *
Investment Yield	7	3	2	*	4	3	*	4
Gross Change in Policyholders' Surplus	50	(10)	(33	)*	(3)	3		(9)
Net Change in Adjusted Policyholders' Surplus	25	(10)	(33	)*	(3)	3		(9)
Liabilities to Liquid Assets	105	0	101		68	68		70
Gross Agents' Balance to Policyholders' Surplus	40	0	17		5	4		6
One-Year Reserve Development to Policyholders' Surplus	20	0	(5)		5	8		15
Two-Year Reserve Development to Policyholders' Surplus	20	0	8		27 *	19		28 *
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	0	(44)		(16)	(66)		(68)

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $21.0 million and $31.5 million as of December 31, 2009 and 2008, respectively. Federated National's statutory net income (loss) was ($12.2) million, ($2.2) million and $15.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Federated National’s statutory non-admitted assets were approximately $1.7 million and $2.4 million as of December 31, 2009 and 2008, respectively.

American Vehicle’s statutory capital and surplus was $25.8 million and $25.1 million as of December 31, 2009 and 2008, respectively. American Vehicle’s statutory net income (loss) was approximately ($1.1) million, ($2.4) million and $1.3 million for the years ended December 31, 2009, 2008 and 2007 respectively. American Vehicle’s statutory non-admitted assets were approximately $0.9 million and $1.5 million as of December 31, 2009 and 2008, respectively.

(11) COMMITMENTS AND CONTINGENCIES

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, Florida Insurance Guaranty Association (“FIGA”), Citizens, Florida Hurricane Catastrophe Fund (“FHCF”) and Florida Joint Underwriters Insurance Company (“JUA”).

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it has in 2006 and 2007, and again on October 30, 2009. There were no assessments made for the year ended December 31, 2008. Through 2007, we have been assessed $6.7 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $6.2 million in connection with these assessments.

The State Board of Administration ("SBA") and the FHCF Financing Corporation are considering a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provided for participation of our reinsurers totaling $1.8 million of the $2.3 million in assessments. There was no assessment made for 2008 or 2009.

Pursuant to Florida Statutes Section 627.3512, insurers are permitted to recoup the assessment by adding a surcharge to policies in an amount not to exceed the amount paid by the insurer to Citizens. Federated National is currently underwriting the recoupment in connection with the Citizens assessments and has since recouped approximately $2.3 million. Federated National subrogated approximately $1.8 million to the reinsurers.

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
December 31, 2009

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

(C) Operational Matters

The Company’s consolidated federal income tax returns for 2008, 2007, 2006 and 2005 are open for review by the IRS. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its’ examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains open due to net operating loss carryforward to open years.

The Company’s consolidated Florida income tax returns for 2007, 2006 and 2005 are currently under review by the Florida Department of Revenue. The Florida income tax return for 2008 is open for review.

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

From July 27, 2007, to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (“District Court”) on behalf of all persons and entities (the “plaintiff’s”) who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint (“Class Litigation”) was filed on behalf of the class on January 22, 2008, Case No. 07-61057.  The complaint alleges that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The plaintiffs seek an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  On March 18, 2008, a verified shareholder derivative complaint Case No. 08-cv-60374 (“Derivative Litigation”) was filed against certain current or former officers and directors of the Company in the District Court.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

On September 4, 2009, a  stipulation   of  settlement  ("Stipulation of Settlement")  was submitted to the Court by  lead  plaintiffs, the  derivative  plaintiff and the  Defendants, setting forth the terms of  a settlement of the Class Litigation and Derivative Litigation  ("Settlement Agreement") which proposes that a payment of $2.4 million be made to the lead plaintiffs and the derivative plaintiff.  The Stipulation of Settlement was preliminarily approved by the Court on October 19, 2009.  This settlement amount was funded by its directors and officers insurance.

At a settlement hearing held on January 29, 2010, the Court approved the terms of the Stipulation of Settlement.  See Note 25- Subsequent Events.

(12) LEASES

Effective on or about March 1, 2006, the Company sold its interest in the property located at 3661 West Oakland Park Boulevard, Lauderdale Lakes, Florida to an unrelated party for approximately $5.0 million cash and a $0.9 million six year 5% note. As part of the transaction, the Company agreed to lease the same facilities for a six year term; in accordance with FASB issued guidance, the lease will be treated as an operating lease. The expected future payout schedule is as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2010	638
2011	650
Total	$1,288

Rent expense was $0.6 million in 2009, 2008 and 2007.

 (13) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $90,000, $145,000 and $80,000 in 2009, 2008 and 2007, respectively, and is included in LAE.

(14) NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

In accordance with GAAP, net (loss) per share is antidilutive, therefore the basic and diluted (loss) per share is the same.

A summary of the numerator and denominator of the basic and fully diluted 2009, 2008 and 2007 net income (loss) per share is presented below.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

	(Loss) Income	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
	(Amounts in Thousands)
For the year ended December 31, 2009
Basic net (loss) per share	$(10,289)	8,002	$(1.29)
Fully diluted (loss) per share	$(10,289)	8,002	$(1.29)

For the year ended December 31, 2008
Basic net (loss) per share	$(2,478)	7,979	$(0.31)
Fully diluted (loss) per share	$(2,478)	7,979	$(0.31)

For the year ended December 31, 2007
Basic net income per share	$21,280	7,923	$2.69
Fully diluted income per share	$21,280	8,030	$2.65

(15) SEGMENT INFORMATION

FASB issued guidance requires that the amount reported for each segment item be based on what is used by the chief operating decision maker in formulating a determination as to how many resources to assign to a segment and how to appraise the performance of that segment. The term chief operating decision maker may apply to the chief executive officer or chief operating officer or to a group of executives. Note: The term of chief operating decision maker may apply to a function and not necessarily to a specific person. This is a management approach rather than an industry approach in identifying segments. The segments are based on the Company’s organizational structure, revenue sources, nature of activities, existence of responsible managers, and information presented to the Board of Directors.

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

(16) STOCK COMPENSATION PLANS

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 124,599 and 130,099 shares, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2009, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2009 and December 31, 2008, we had outstanding exercisable options to purchase 736,951 and 658,151 shares, respectively.

Activity in our stock option plans for the period from January 1, 2007 to December 31, 2009 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2007	44,750	$18.47	637,358	$13.80
Granted	109,849	$13.32	57,151	$13.18
Exercised	(2,000)	$6.67	(16,300)	$10.02
Cancelled	-	$-	(17,900)	$15.82
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at December 31, 2009	124,599	$15.88	736,951	$12.03

Options outstanding as of December 31, 2009 are exercisable as follows.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Options Exercisable at:
December 31, 2009	64,889	$15.88	380,745	$12.03
December 31, 2010	19,670	$15.88	137,566	$12.03
December 31, 2011	19,670	$15.88	96,751	$12.03
December 31, 2012	19,670	$15.88	70,189	$12.03
December 31, 2013	700	$15.88	36,300	$12.03
Thereafter	-	$15.88	15,400	$12.03
Total options exercisable	124,599		736,951

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
December 31, 2009

Upon the exercise of options, the Company issues previously outstanding shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2009 and 2008 include:

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for 2009 are lower by approximately $425,000 and $265,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for 2008, are lower by approximately $483,000 and $301,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

Basic and diluted earnings per share for 2009 would have been ($1.25), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($1.29).

Basic and diluted earnings per share for 2008 would have been ($0.27) if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.31).

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

The weighted average fair value of options granted during 2009, 2008 and 2007 estimated on the date of grant using the Black-Scholes option-pricing model was $0.61 to $1.29; $0.59 to $3.63 and $2.92 to $5.59, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2009	December 31, 2008	December 31, 2007
Dividend yield	5.90% - 17.30%	5.50% - 17.30%	3.20% - 6.70%
Expected volatility	57.54% - 82.65%	54.65% - 58.20%	42.87% - 54.77%
Risk-free interest rate	1.22% - 1.50%	0.98% - 2.95%	2.90% - 4.86%
Expected life (in years)	3.45 - 4.16	2.69 - 4.16	2.58 - 3.17

Summary information about the Company’s stock options outstanding at December 31, 2009 follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	December 31, 2009	Periods in Years	Exercise Price	December 31, 2009
1998 Plan	$6.67 - $27.79	124,599	3.36	$15.88	64,889
2002 Plan	$3.03 - $18.21	736,951	2.99	$12.03	380,745

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(17) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation not to exceed statutory limits. We contributed $0.1 million and $0.1 million in 2009 and 2008, respectively. In 2007 we did not contribute to the plan. The Company matches 50% up to 6% of employee contributions which vest incrementally over five years of service.

(18) ACQUISITIONS

We made no acquisitions during 2009 or 2008.

(19) COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2009, 2008 and 2007, comprehensive (loss) income consisted of the following.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Net (loss) income	$(10,289)	$(2,478)	$21,280

Change in net unrealized gains on investments available for sale	5,153	2,203	(2,556)
Comprehensive (loss) income, before tax	(5,136)	(275)	18,724

Income tax (expense) benefit related to items of other comprehensive income	(1,939)	(794)	927
Comprehensive (loss) income	$(7,075)	$(1,069)	$19,651

(20) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2009.

(21)  21ST CENTURY HOLDING COMPANY

21st Century (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2009. The following summarizes the major categories of the parent company’s financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Condensed Balance Sheets	Period Ending December 31,
	2009	2008
	(Dollars in Thousands)
ASSETS

Cash and short term investments	$6,188	$2,489
Investments and advances to subsidiaries	54,684	54,854
Deferred income taxes receivable	4,675	10,443
Income taxes receivable	4,256	-
Property, plant and equipment, net	466	488
Other assets	4,617	12,827
Total assets	$74,886	$81,101

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	-	8,695
Dividends payable	477	1,443
Other liabilities	1,588	2,361
Total liabilities	2,065	12,499

Shareholders' equity:
Common stock	80	81
Additional paid-in capital	45,250	45,537
Accumulated other comprehensive income	(968)	2,391
Retained earnings	28,459	20,593
Total shareholders' equity	72,821	68,602
Total liabilities and shareholders' equity	$74,886	$81,101
Condensed Statements of Operations	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$1,628	$1,615	$1,683
Equity in income of subsidiaries	(13,934)	2,938	33,846
Net investment income	(75)	(3,623)	492
Other income	623	600	588
Total revenue	(11,758)	1,530	36,609

Expenses:
Advertising	1	3	11
Salaries and wages	1,892	2,424	1,854
Legal fees	387	697	180
Interest expense and amortization of loan costs	-	-	171
Other expenses	2,172	2,208	1,887
Total expenses	4,452	5,332	4,103
(Loss) Income before provision for income tax (benefit) expense	(16,210)	(3,802)	32,506
Provision for income tax (benefit) expense	(5,921)	(1,324)	(11,226)
Net (loss) income	$(10,289)	$(2,478)	$21,280

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Condensed Statements of Cash Flow
	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(10,289)	$(2,478)	$21,280
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	13,934	(3,012)	(33,846)
Depreciation and amortization of property plant and equipment, net	22,305	30	32
Common Stock issued for interest on Notes	-	-	109
Deferred income tax (benefit) expense	(5,769)	2,890	6,766
Income tax (payable) recoverable	(8,695)	2,069	(2,043)
Change in dividends payable	(966)	(32)	30
Non-cash compensation	333	365	405
Changes in operating assets and liabilities:
Property, plant and equipment	-	-	-
Deferred gain on sale of assets	(488)	(503)	(469)
Other assets	(8,210)	(24)	(105)
Other liabilities	(773)	(718)	399
Net cash provided by (used in) operating activities	1,382	(1,413)	(7,442)

Cash flow provided by (used in) investing activities:
Proceeds from property, plant and equipment	-	-	-
Proceeds from (purchases of) investment securities available for sale	170	3,892	(134)
Increased capital of subsidiaries	-	(75)	-
Cash flow provided by (used in) investing activities:	170	3,817	(134)

Net cash provided by (used in) financing activities:
Dividends paid	(1,920)	(5,697)	(5,758)
Payments against subordinated debt	-	-	(2,083)
Exercised warrants, net	-	-	2,035
Stock options exercised	-	1,337	177
Tax benefit related to non-cash compensation	160	182	214
Acquisition of common stock	(288)	(144)	(3,823)
Advances from subsidiaries	4,196	2,075	12,808
Net cash provided by (used in) financing activities:	2,148	(2,247)	3,570

Net increase (decrease) in cash and short term investments	3,700	157	(4,006)
Cash and short term investments at beginning of year	2,489	2,332	6,338
Cash and short term investments at end of year	$6,189	$2,489	$2,332

(22) SUBORDINATED DEBT

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

The September 2004 Notes paid interest at the annual rate of 6%, were subordinated to senior debt of the Company and matured on September 30, 2007.  Quarterly payments of principal and interest due on the September 2004 Notes were made in cash or, at our option, in shares of our Common Stock.  When paid in shares of Common Stock, the number of shares issued was determined by dividing the payment due by 95% of the weighted-average volume price for the Common Stock on NASDAQ as reported by Bloomberg for the 20 consecutive trading days preceding the payment date.

The 2004 Warrants issued to the purchasers of the September 2004 Notes and to the placement agent in the offering, J. Giordano Securities Group (“J. Giordano”), each entitled the holder to purchase one share of our Common Stock at an exercise price of $12.75 per share and was exercisable until September 30, 2007. The number of shares issued upon exercise of the 2004 Warrants to purchasers equaled $12.5 million divided by the exercise price of the warrants, and totaled 980,392.  The number of shares issued upon exercise of the 2004 Warrants to J. Giordano equaled $500,000 divided by the exercise price of the warrants, and totaled 39,216. GAAP required that detachable warrants be valued separately from debt and included in paid-in capital. Based on the terms of the purchase agreement with the investors in the private placement, management determined that the September 2004 Warrants had zero value at the date of issuance.

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

Quarterly payment due date	2009	2008	2007
January 31,	n/a	n/a	54,211
April 30,	n/a	n/a	63,114
July 31,	n/a	n/a	-
October 31,	n/a	n/a	n/a
Total common stock issued	-	-	117,325

For the September 2004 Notes, the quarterly principal and interest payments, totaling approximately $1.1 million per payment, were due quarterly with the last installment paid in cash on September 30, 2007.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(23) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
	Loss and LAE	Loss and LAE	Amortization of deferred policy acquisition	Paid losses and LAE	Net premiums
	- Current Year	- Prior year	expenses	expenses	written
	(Dollars in Thousands)

2009	$41,988	$1,718	$13,747	$18,478	$48,162

2008	$37,397	$4,471	$14,760	$13,277	$53,695

2007	$38,452	$9,166	$19,420	$15,628	$89,041

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2009	$8,267	$70,611	$-	$50,857	$47,976

2008	$6,558	$64,775	$-	$40,508	$65,130

2007	$8,958	$59,685	$-	$56,394	$99,224

(24) FAIR VALUE DISCLOSURE

In April 2009, the FASB issued accounting guidance that if an entity determines that either the volume and/or level of activity for an investment security has significantly decreased (from normal conditions for that investment security) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. This guidance was applied prospectively.  The adoption of this guidance did not have an impact on the Company’s financial statements or condition.

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

In September 2006, FASB issued accounting guidance that defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date.  This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance also categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurement, as follows:

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.  A quoted price for an identical asset or liability in an active market provides the most reliable fair value measurement because it is directly observable to the market.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for an asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Securities available for sale:  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis are presented in accordance with this guidance are as follows.

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
US government obligations	$-	$49,421	$-	$49,421
Corporate	42,092	-	-	42,092
	42,092	49,421	-	91,513

Equity securities:
Common stocks	20,056	-	-	20,056
	20,056	-	-	20,056

Total debt and equity securities	$62,148	$49,421	$-	$111,569

 (25) SUBSEQUENT EVENTS

At a hearing held on January 29, 2010, the Court approved the terms and conditions of a Stipulation of Settlement ("Stipulation") between the Company and the plaintiffs in the Class Litigation and the Derivative Litigation.  Under the Stipulation of Settlement, the Company agreed to pay $2.4 million to the plaintiffs to settle all claims in the Class Litigation and the Derivative Litigation. The Stipulation of Settlement contains no admission of liability or wrongdoing by the Company or its officers and directors. The Company's insurance carriers agreed to fund the $2.4 million settlement payment. On March 15, 2010, counsel for Plaintiffs acknowledged receipt of $2.4 million in settlement funds paid under the Company’s directors' and officers’ insurance policy.

On March 19, 2010, the Company entered into an agreement in principle to acquire Homewise Insurance Company and other insurance related businesses from Homewise. The proposed transaction is subject to customary definitive documentation, regulatory approval and the completion of satisfactory due diligence.  There can be no assurances that the Company will close the proposed acquisition.

On March 22, 2010, Federated National received notice from Demotech  that it would require a capital infusion of $10 million by March 31, 2010 in order for Federated National  to maintain its’ “A” rating with the agency. We are working to comply with this requirement; however there can be no assurance that we will be able to do so. Any additional capital contribution to Federated National must be approved by the Florida OIR.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the COSO.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B	OTHER INFORMATION

None

21st Century Holding Company and Subsidiaries

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 9, 2010.

Name	Age	Position with the Company
Michael H. Braun	42	Chief Executive Officer, President, Class I Director

Peter J. Prygelski, III (2)	41	Chief Financial Officer, Treasurer, Class I Director

Stephen C. Young	35	Vice President of Operations

Bruce F. Simberg (2) (3) (4)*	61	Chairman, Class II Director

Richard W. Wilcox, Jr. (1) (3)*(4)	68	Class II Director

Carl Dorf (1) (2)*(3) (4)	69	Class III Director

Charles B. Hart, Jr. (2) (4)	71	Class III Director

Jenifer G. Kimbrough (1)*(4)	38	Class I Director

*	Current Committee Chairman
(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member

Our Articles of Incorporation provide that our Board of Directors consists of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose terms expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors terminates as of the date of our 2010 annual meeting of shareholders.  The current term of the Class II directors terminates on the date of our 2012 annual meeting of shareholders and the current term of the Class III directors terminates on the date of our 2011 annual meeting of shareholders.

The standing committees of the Board of Directors in 2009 were the Audit Committee, the Compensation Committee, the Nominating Committee and the Investment Committee.  Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at www.21stcenturyholding.com.  The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee
As of December 31, 2009, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chairman of the Audit Committee, Richard W. Wilcox, Jr. and Carl Dorf.  Each member was determined to be independent as defined by the NASDAQ Rules and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Exchange Act.  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act.

Pursuant to its written charter, the duties and responsibilities of the Audit Committee include, but are not limited to, (a) the appointment of the independent certified public accountants and any termination of such engagement, (b) reviewing the plan and scope of independent audits, (c) reviewing significant accounting and reporting policies and operating controls, (d) having general responsibility for all related auditing and financial statement matters, and (e) reporting its recommendations and findings to the full Board of Directors.  The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by the independent accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit.

21st Century Holding Company and Subsidiaries

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Chair will report action taken to the Audit Committee at the next committee meeting.

The Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Audit Committee.

Compensation Committee
As of December 31, 2009, the Company’s Compensation Committee was composed of Carl Dorf, Richard W. Wilcox, Jr., Bruce F. Simberg and Jenifer G. Kimbrough.  Each member is independent as defined by the NASDAQ Rules.  Mr. Wilcox currently serves as the Chairman.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.

Nominating Committee
As of December 31, 2009, the Company’s Nominating Committee was composed of Bruce F. Simberg, Jenifer G. Kimbrough, Carl Dorf, Charles B. Hart, Jr. and Richard W. Wilcox, Jr.  Each member is independent as defined by the NASDAQ Rules.  Mr. Simberg serves as the Chairman.

The Nominating Committee will consider candidates for director who are recommended by its members, by other Board members and by management of the Company.  The Nominating Committee will consider nominees recommended by our shareholders if the shareholder submits the nomination in compliance with the advance notice, information and other requirements described in our bylaws and applicable securities laws.  The Nominating Committee evaluates director candidates recommended by shareholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons.  The Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives.  Among the qualifications, qualities and skills of a candidate considered important by the Nominating Committee is a person with strength of character, mature judgment, familiarity with the Company’s business and industry, independent of thought and an ability to work collegially.

Shareholders who wish to recommend nominees to the Nominating Committee should submit their recommendation in writing to the Secretary of the Company at its executive offices pursuant to the requirements contained in Article III, Section 13 of the Company’s Bylaws.  This section provides that the notice shall include: (a)  as to each person who the shareholder proposed to nominate for election, (i) name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) the consent of each nominee to serve as a director of the Company if so elected and (v) any other information relating to the person that is required to be disclosed in solicitation for proxies for the election of directors pursuant to Rule 14A under the Exchange Act; and (b) as to the shareholder giving the notice, the name and record address of the shareholder, and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the shareholder.  The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company.

Investment Committee
As of December 31, 2009, the Company’s Investment Committee was composed Peter J. Prygelski, III, Bruce F. Simberg, Carl Dorf and Charles B. Hart, Jr.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct policy is available on our web site at www.21stcenturyholding.com.

The following is a brief account of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed to the Board of Directors as a Class I director in December 2005.  Mr. Braun was named Chief Executive Officer in June 2008 and President in June 2009. Mr. Braun brings to this position his experience from a 13-year career with the Company, where he was Chief Operating Officer of the Company and President of Federated National, a position he continues to hold. In these roles, he was responsible for the business operations and strategic product portfolio. Prior to joining the Company, Mr. Braun was managing partner for an independent chain of insurance agencies that was located throughout the state of Florida, which was acquired by the Company in 1998.

21st Century Holding Company and Subsidiaries

Peter J. Prygelski, III was appointed to the Board of Directors as a Class I director in June 2008 and has served as our Chief Financial Officer since June 2007.  Mr. Prygelski served as a Director of the Company and as the Chairman of the Audit Committee and the Company's designated financial expert from January 2004 through June 25, 2007. He has also served as a member of our Investment Committee and Independent Director's Committee during that time period. Mr. Prygelski most recently served as a Senior Manager in the Enterprise Risk Services practice of Deloitte and Touche from May 2006 to May 2007. Prior to joining Deloitte and Touche, Mr. Prygelski served in a similar capacity with Ernst & Young from April 2004 to April 2006. Previously, Mr. Prygelski was a Director of Audit for American Express Centurion Bank (a subsidiary of American Express), where he began his career in Corporate Finance and was a member of their Enterprise Risk and Assurance function from November 1991 to August 2003.

Stephen C. Young has been with the Company since January 1998.  He currently serves as the Company's Vice President of Operations, which position he has held since June 1, 2009 and previously held from June 2006 through May 2007.   He previously served as the Company’s President from June 2007 through June 1, 2009, and as President of Federated Premium, a wholly-owned subsidiary of the Company, from January 1998 through the present date.

Bruce F. Simberg has served as a Class II director of the Company since January 1998. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. (“Conroy Simberg”), a law firm in Ft. Lauderdale, Florida, since October 1979.

Richard W. Wilcox, Jr. has served as a Class II director of the Company since January 2003.  Mr. Wilcox has been in the insurance industry for more than 40 years.  In 1963, Mr. Wilcox started an insurance agency that eventually developed into a business generating $10 million in annual revenue.  In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998.  In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired.

Carl Dorf was appointed to the Board of Directors in August 2001.  Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

Charles B. Hart, Jr. was appointed to the Board of Directors in March 2002.  Mr. Hart has more than 40 years of experience in the insurance industry.   From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services.  Since 1999, Mr. Hart has acted as an insurance consultant.

Jenifer G. Kimbrough was appointed to the Board of Directors effective April 1, 2009.  Ms. Kimbrough has served as the Vice President of Assurance and Process Improvement for Surgical Care Affiliates since November 2007.  Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation.  From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP.  Ms. Kimbrough received her certification as a certified public accountant from the Alabama State Board of Public Accountancy in 1994.  Ms. Kimbrough is an active member of several societies, including: American Woman’s Society of CPAs, Institute of Internal Auditors, Alabama State Society of CPAs and American Institute of CPAs.  Additionally, she recently served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA.

Skills and Qualifications of the Board

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of Directors qualify as "independent" under the NASDAQ Rules.  The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.  Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.

21st Century Holding Company and Subsidiaries

The Board believes that the qualifications of the directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a director of our company.  Mr. Braun, Mr. Prygelski, Mr. Hart and  Mr. Wilcox each have operational experience serving as senior executives of insurance companies. Mr. Simberg has extensive experience handling litigation defense matters for insurance companies and Mr. Dorf has a strong background in investment management issues.  Five of our directors have served as directors for a minimum of 5 years and have gained in-depth knowledge of our company and the insurance industry through this affiliation:  Mr. Braun – 5 years, Mr. Dorf - 9 years, Mr. Hart – 8 years, Mr. Simberg – 12 years and Mr. Wilcox – 7 years.   Mr. Prygelski and Ms. Kimbrough each have strong backgrounds in finance and accounting matters.

The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

The Nominating Committee annually reviews the appropriate skills and characteristics required of Board members in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of its shareholders. In conducting this assessment, the Committee considers such factors as it deems appropriate given the current needs of the Company.

Subsidiary Presidents

James Gordon Jennings, III (age 52) has served as the President of Assurance MGA, since May 2008 and as the Company’s Vice President of Risk Management since April 2008.  Previously he worked for American Vehicle, one of our wholly-owned subsidiary companies, from 1990 through 2000 where he was involved in all aspects of property and casualty insurance.  Mr. Jennings served as our Controller from May 2000 through August 2002, as Chief Financial Officer from August 2002 through June 2007 and as Chief Accounting Officer from June 2007 through March 2008.  Mr. Jennings’, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

Thomas J. Spitalny (age 49) was appointed to serve as the President of American Vehicle in February 2009.  Mr. Spitalny joined the Company in April 2008 to serve as our Product Development Manager.  Mr. Spitalny has over 27 years of experience in the insurance industry.  Prior to joining the Company, Mr. Spitalny served as President of Whitehill Agency Management, LLC (September 2004-April 2008), Senior Vice President of Insurers Unlimited, Inc. (June 2002 to September 2004) and Vice President of Volvo Commercial Finance The Americas, LLC, as well as Chief Operating Officer of Accelerated Reinsurance Company Ltd., (January 1998 to June 2002).

C. Brian Turnau (age 43) has served as the President of Superior since July 2006.  Mr. Turnau served as the Litigation Manager of Superior from June 2000 until his promotion to President.  He has over nine years experience in the insurance industry.  Prior to joining the Company, Mr. Turnau worked for private practice insurance defense litigation law firms for over fifteen years.  Mr. Turnau earned his Bachelors of Arts degree in History in 1989 from Washington and Lee University.  He currently serves on the Board of Directors of the Florida High School for Accelerated Learning, a nonprofit Charter School that serves the needs of underprivileged students.

Christopher Clouse (age 42) has served as the President of Insure-Link since its incorporation in March 2008.  Mr. Clouse has over 22 years of experience in the insurance industry and has maintained a Florida general lines insurance license since 1991.  Prior to joining the Company, Mr. Clouse served as an agent and/or managing agent for several private agencies including AAA Auto Club South, with a primary focus on personal lines of insurance including homeowners, auto and flood insurance.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2009, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a) (except we did not receive written representations from Edward and Michele Lawson, persons who may have owned more than 10% of our common stock at a given point in 2009, that all filings were timely made).

21st Century Holding Company and Subsidiaries

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, Chief Financial Officer, as well as our Vice President of Operations, for the year ended December 31, 2009.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K. We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael H. Braun	2009	$214,000	12,500	—	$24,444	—	—	$17,601	$268,545
Chief Executive Officer, President (3)	2008	$186,863	—	—	$94,964	—	—	$10,655	$245,965
Peter J. Prygelski, III	2009	$180,000	10,500	—	$0	—	—	$25,727	$216,227
Chief Financial Officer, Treasurer (4)	2008	$169,539	—	—	$35,594	—	—	$13,414	$206,649
Stephen C. Young	2009	$151,657	500	—	$0	—	—	$15,435	$167,592
President (5)	2008	$129,962	—	—	$35,884	—	—	$27,267	$175,739

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in footnote 16 to the Company’s audited financial statements for fiscal year ended December 31, 2009.

(2)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.
(3)	Mr. Braun has served as our Chief Executive Officer since July 1, 2008, President since June 2, 2009 and the President of Federated National since September 2003.
(4)
Mr. Prygelski has served as our Chief Financial Officer since June 25, 2007 and Treasurer since February 20, 2008.  Prior to this time, he served as an outside director of the Company from January 2004 through June 25, 2007.

(5)	Mr. Young served as the Company’s President from June 2007 to June 2009 and as President of Federated Premium since January 1998, and is currently the Company’s Vice President of Operations.

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) (2)	All Other Compensation		Total
Michael H. Braun	2009	$8,853		$2,128	$6,620			$17,601
	2008	$5,000		$0	$4,599	$1,056	(3)	$10,655
Peter J. Prygelski, III	2009	$6,000	$8,575	$5,280	$5,872			$25,727
	2008	$5,000	$4,992	$0	$3,422			$13,414
Stephen C. Young	2009	$2,769		$7,988	$4,678			$15,435
	2008	$6,000		$18,178	$3,089			$27,267

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company to the Named Executive Officer's 401(k) plan.
(3)	Represents profits that Named Executive Officers received upon the exercise of stock options.

Employment Agreements

Michael H. Braun

We entered into an amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of June 22, 2009.  Under his agreement, Mr. Braun is entitled to receive an annual salary of $214,000 and a $500 monthly automobile allowance.  The employment agreement is effective through July 1, 2012 and Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement with Mr. Braun effective December 19, 2005.  The non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of one (1) year after the termination of his employment for any reason.  If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments set forth in “Potential Payments on Termination or Change of Control” on page 122.

21st Century Holding Company and Subsidiaries

Peter J. Prygelski, III

We entered into an amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of June 22, 2009.  Under his agreement, Mr. Prygelski is entitled to receive an annual salary of $180,000 and a $500 monthly automobile allowance.  The amended and restated employment agreement is effective through July 1, 2012, which was amended from the original employment agreement date effective through June 25, 2010.  Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement and an annual review agreement with Mr. Prygelski effective June 25, 2007.  The non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason. If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments set forth in “Potential Payments on Termination or Change of Control” on page 122.

Grants of Plan Based Awards

The following Grants of Plan-Based Awards table provides information regarding stock options granted to Named Executive Officers during 2009:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(1)
Michael H. Braun	01/02/2009	40,000	$4.73	$24,444

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnote 16 to the Company’s audited financial statements for fiscal year ended December 31, 2009.

All grants of stock options referenced in the above table were made under the 2002 Stock Option Plan.

1998 Stock Option Plan and 2002 Stock Option Plan

Our 1998 Stock Option Plan (the “1998 Plan) and 2002 Stock Option Plan (“the 2002 Plan), (collectively the “Option Plans”) are administered by the Compensation Committee. The objectives of the Option Plans include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

The Option Plans permit the granting of incentive stock options, which are options that comply with the requirements of Section 422 of the Internal Revenue Code, and non-statutory options that do not meet the requirements of Section 422.  Incentive stock options may only be granted to our employees.  Non-statutory stock options may be granted to anyone who is eligible to participate in the plan and provides valuable service to the company, including employees, directors, and consultants.  Both incentive stock options and non-statutory stock options have been granted under the Option Plans.

Options Available for Issuance
There were 900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 Plan and 1,800,000 under the 2002 Plan. As of December 31, 2009, we do not have any options available for grant under the 1998 Plan and 68,197 options are available for grant under the 2002 Plan, respectively. The options to be delivered under the Plans will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the plan.

21st Century Holding Company and Subsidiaries

Term of Options
The term of each option is typically six (6) or ten (10) years from the date of the grant of the option, unless a different period is established for incentive stock options or the Compensation Committee establishes a different period.

Vesting Schedule
Options granted under our Option Plans, unless waived or modified in a particular option agreement or by action of the Compensation Committee, typically vest according to the following schedule.

Vesting Schedule

From the Grant Date	Portion of Grant Vested
Less than 1 year	0%
1 year	20%
2 years	40%
3 years	60%
4 years	80%
5 years	100%

Options granted under the Option Plans require that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship, generally results in the forfeiture of options not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipients unexercised options.

Adjustments in Our Capital Structure
The number and kind of shares available for grants under our Option Plans and any outstanding options under the plans, as well as the exercise price of outstanding options, will be subject to adjustment by the Compensation Committee in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the Compensation Committee may cash out some or all of the unexercised, vested options under the plan, or allow some or all of the options to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration
The Compensation Committee has full discretionary authority to determine all matters relating to options granted under the Option Plans. The Compensation Committee has granted limited authority to executive management members to grant options to eligible individuals.

The Compensation Committee has the authority to determine the persons eligible to receive options, the number of shares subject to each option, the exercise price of each option, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period.

Amendment and Termination
Our Board of Directors has authority to suspend, amend or terminate the plans, except as would adversely affect participants rights to outstanding awards without their consent. As the plan administrator, our Compensation Committee has the authority to interpret the plans and options granted under the Option Plans and to make all other determinations necessary or advisable for plan administration.

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following Outstanding Equity Awards at Fiscal Year-End table summarizes the holdings held by our Chief Executive Officer and President, Chief Financial Officer, as well as our former President, for the year ended December 31, 2009.

21st Century Holding Company and Subsidiaries

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael H. Braun	4,000	1,000	16.00	09/14/2011	(1)
	16,000	4,000	15.79	12/05/2011	(2)
	2,000	3,000	16.59	10/25/2013	(3)
	8,000	12,000	14.36	11/08/2013	(4)
	200	300	13.17	12/06/2013	(5)
	900	3,600	12.58	01/30/2014	(6)
	8,000	32,000	8.32	07/01/2014	(7)
	167	333	4.59	12/12/2018	(8)
	0	40,000	4.73	01/02/2015	(9)
Peter J. Prygelski, III	15,000	0	15.413	01/26/2010
	8,000	2,000	15.79	12/05/2011	(2)
	8,000	12,000	11.11	06/25/2013	(10)
	200	300	13.17	12/06/2013	(5)
	900	3,600	12.58	01/30/2014	(6)
	2,000	8,000	8.32	07/01/2014	(7)
	167	333	4.59	12/12/2014	(8)
Stephen C. Young	400	100	16.00	12/05/2011	(2)
	3,000	2,000	15.75	09/01/2012	(11)
	2,000	3,000	11.33	05/22/2013	(12)
	2,000	3,000	16.59	10/25/2013	(3)
	200	300	13.17	12/06/2013	(5)
	2,000	8,000	13.07	03/04/2014	(13)
	167	333	4.59	12/12/2018	(8)

(1)	Options vested as to 80% of the underlying shares on December 31, 2009, the remaining 20% vest on 9/14/2010.
(2)	Options vested as to 80% of the underlying shares on December 31, 2009, the remaining 20% vest on 12/5/2010.
(3)	Options vested as to 40% of the underlying shares on December 31, 2009, the remaining 60% vest as follows: 20% on 10/25/2010, 20% on 10/25/2011 and 10/25/2012.
(4)	Options vested as to 40% of the underlying shares on December 31, 2009, the remaining 60% vest as follows: 20% on 11/8/2009, 20% on 11/8/2010 and 20% on 11/8/2011.
(5)	Options vested as to 40% of the underlying shares on December 31, 2009, the remaining 60% vest as follows: 20% on 12/6/2010, 20% on 12/6/2011 and 20% on 12/6/2012.
(6)	Options vested as to 20% of the underlying shares on December 31, 2009, the remaining 80% vest as follows: 20% on 1/30/2010, 20% on 1/30/2011, 20% on 1/30/2012 and 20% on 1/30/2013.
(7)	Options vested as to 20% of the underlying shares on December 31, 2009, the remaining 80% vest as follows: 20% on 7/1/2010, 20% on 7/1/2011, 20% on 7/1/2012 and 20% on 7/1/2013.
(8)	Options vested as to 33 1/3% of the underlying shares on December 31, 2009, the remaining 66 2/3% vest as follows: 33 1/3% on 12/12/2010 and 33 1/3% on 12/12/2011.
(9)	Options vested as to 0% of the underlying shares on December 31, 2009, the remaining 100% vest as follows: 20% on 1/2/2010, 20% on 1/2/2011, 20% on 1/2/2012, 20% on 1/2/2013 and 20% on 1/2/2014.
(10)	Options vested as to 40% of the underlying shares on December 31, 2009, the remaining 60% vest as follows: 20% on 6/25/2010, 20% on 6/25/2011 and 20% on 6/15/2012.
(11)	Options vested as to 60% of the underlying shares on December 31, 2009, the remaining 40% vest as follows: 20% on 9/1/2010 and 20% on 9/1/2011.
(12)	Options vested as to 40% of the underlying shares on December 31, 2009, the remaining 60% vest as follows: 20% on 5/22/2010, 20% on 5/22/2011 and 20% on 5/22/2012.
(13)	Options vested as to 20% of the underlying shares on December 31, 2009, the remaining 80% vest as follows: 20% on 3/4/2010, 20% on 3/4/2011, 20% on 3/4/2012 and 20% on 3/4/2013.

21st Century Holding Company and Subsidiaries

Option Exercises and Stock Vested

None of our Named Executive Officers have exercised stock options during the year ended December 31, 2009.    None of our Named Executive Officers have been granted stock awards or other similar instruments and therefore, have not exercised nor been vested in these instruments of compensation.

Pension Benefits

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined pension benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee, which will be comprised solely of outside directors as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Director Compensation

During 2009, we had five (5) non-employee directors that qualified for compensation. Non-employee directors receive an initial stock option grant upon appointment to the board of directors and subsequent option grants as may be granted at the discretion of the Compensation Committee. In addition, non-employee directors receive annual cash compensation, perquisites as approved by the Compensation Committee and reimbursement of actual out-of-pocket expenses. Beginning in 2006, in lieu of per meeting directors’ fees, the non-employee directors began to receive an annual retainer of $40,000, payable in quarterly installments of $10,000 in January, April, July and October.  Directors who are also employees do not receive this compensation. Directors have not previously been given the option to be compensated in stock in lieu of cash, but may be given such option in the future at the discretion of the Compensation Committee.

We also grant options to our outside directors as part of their compensation.  In January 2009, we granted 15,000 options to each of our non-employee directors under our 2002 Plan and 10,000 additional options to the non-employee director serving as the Company’s Chairman.  The options vest 33 1/3% per year beginning on January 2, 2010 and expire in six (6) years on January 2, 2015.  In April 2009, we granted 10,000 options to a new non-employee director under our 2002 Plan.  The options vest 20% per year beginning on April 1, 2010 and expire in six (6) years on April 1, 2015.

The following Non-Employee Directors’ Compensation Summary table sets forth information regarding the compensation we paid to our non-employee directors from January 1, 2009 to December 31, 2009.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(5)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$40,000	—	$9,167	—	—	—		$49,167
Charles B. Hart, Jr.	$40,000	—	$9,167	—	—	$12,481	(2)	$61,648
Bruce F. Simberg	$40,000	—	$15,278	—	—	—		$55,278
Richard W. Wilcox, Jr.	$40,000	—	$9,167	—	—	$8,031	(3)	$57,198
Jenifer G. Kimbrough (4)	$30,000	—	$11,257	—	—	—		$41,257

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.   Assumptions used in the calculation of this amount are included in footnote 16 to the Company’s audited financial statements for fiscal year ended December 31, 2009.

(2)	Includes $5,781 paid for country club membership and $6,700 for events attended by director and/or family in 2009.

(3)	Includes $5,781 paid for country club membership and $2,250 for events attended by director and/or family in 2009.
(4)	Ms. Kimbrough was appointed as a non-employee director effective as of April 1, 2009.

21st Century Holding Company and Subsidiaries

(5)	The following table provides certain additional information concerning the option awards of our non-employee directors for fiscal 2009:

Name	Total Stock Option Awards Outstanding at 2009 Fiscal Year End (Shares)		Option Awards Granted During Fiscal Year 2009(a) (Shares)	Grant Date Fair Value of Option Awards Granted During Fiscal Year 2009 ($)
Carl Dorf	30,000	(b)	15,000	$9,167
Charles B. Hart, Jr.	30,000	(b)	15,000	$9,167
Bruce F. Simberg	40,000	(c)	25,000	$15,278
Richard W. Wilcox, Jr.	30,000	(b)	15,000	$9,167
Jenifer G. Kimbrough	10,000	(d)	10,000	$11,257

(a)	The stock options reported in this column were granted in January 2009, and vest 33 1/2% per year over three years on each anniversary of the date of grant.
(b)
Includes 10,000 options granted on 12/5/2005 with an exercise price of $15.79, vest 20% per year, and expire on 12/5/2011; 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; and 15,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015.

(c)
Includes 10,000 options granted on 12/5/2005 with an exercise price of $15.79, vest 20% per year, and expire on 12/5/2011; 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; and 25,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015.

(d)	Includes 10,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015.

Potential Payments Upon Termination or Change in Control

The following table below illustrates the potential payouts to each Named Executive Officer employed by the Company in an officer capacity as of December 31, 2009, under each of the various separation situations.

		For Good	Involuntary Not
Executive Benefits and	Voluntary	Reason	for Cause			Change in Control
Payments Upon Termination	Termination	Termination	Termination (1)	Death	Disability	(1)(2)
Michael H. Braun	$0	$0	$428,000	$0	$0	$452,610
Peter J. Prygelski, III	$0	$0	$360,000	$0	$0	$382,610

(1)
All amounts are calculated using the Executive's base salary as of December 31, 2009 and the value of unvested options which were accelerated as of the termination date   It has been the Company's practice, if an Executive is terminated without cause, to accelerate any unvested options and the value of these accelerated options for Executive as of the termination date was $0.

(2)
If a change in control occurs (as described in his employment agreement) and the Executive is terminated during the remaining term of his employment agreement, he will receive the severance payment set forth in this table.  Includes the value of vested stock options which were accelerated as of the termination date, actual bonus earned in the fiscal year preceding the termination and a medical insurance premium payment equal to two years premium at the rate paid by the Company for such coverage as of the termination date.

Non-compete, non-solicitation and non-disclosure agreement

As a condition to Messrs. Braun and Prygelski’s entitlement to receive the base salary amounts and equity award acceleration referenced in the tables above, each is bound by the terms of his non-competition agreement which prohibits him from working in the insurance industry in any territories where the Company has been doing business for a period of one (1) year from the date on which he terminates employment with the Company for any reason (other than without cause).  For a period of one (1) year after his employment is terminated, he is also prohibited from soliciting directly for himself or for any third person any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six (6) months and from disclosing any confidential information that he learned about the Company during his employment.

21st Century Holding Company and Subsidiaries

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2010, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next sixty (60) days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o 21st Century Holding Company, 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, FL 33311.

	Number of Shares	Percent of
	Beneficially	Class

Name and Address of Beneficial Owner (1)	Owned (2)	Outstanding

Bruce F. Simberg (1)	212,113	2.66%
Richard W. Wilcox, Jr. (2)	133,250	1.67%
Carl Dorf (3)	130,288	1.63%
Michael H. Braun (4)	66,067	*
Stephen C. Young (5)	47,767	*
Peter J. Prygelski, III (6)	23,167	*
Charles B. Hart, Jr. (7)	15,000	*
Jenifer G. Kimbrough (8)	2,000	*

All directors and executive officers as a group (8 persons) (9)	629,652	7.78%

5% or greater holders:
Edward J. Lawson and Michele V. Lawson (combined) (10)	632,450	7.95%
3661 West Oakland Park Blvd, Suite 300
Lauderdale Lakes, FL 33311

Dimensional Fund Advisors LP (11)	574,809	7.23%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

Lloyd I. Miller, III (12)	406,671	5.11%
4550 Gordon Drive
Naples, FL 34102

*	Less than 1%.

(1)	Includes 18,334 shares of common stock issuable upon the exercise of stock options held by Mr. Simberg.

(2)
Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse and 15,000 shares of common stock issuable upon the exercise of stock options held by Mr. Wilcox.

(3)
Includes 59,624 shares of common stock held by Carl Dorf Rollover IRA, 54,164 shares of common stock held by Dorf Trust and 15,000 shares of common stock issuable upon the exercise of stock options held by Mr. Dorf.

(4)	Includes 48,167 shares of common stock issuable upon the exercise of stock options held by Mr. Braun.

(5)	Includes 12,767 shares of common stock issuable upon the exercise of stock options held by Mr. Young.

21st Century Holding Company and Subsidiaries

(6)	Includes 2,000 shares of common stock held in Mr. Prygelski’s IRA and 20,167 shares of common stock issuable upon the exercise of stock options held by Mr. Prygelski.

(7)	Includes 15,000 shares of common stock issuable upon the exercise of stock options held by Mr. Hart.

(8)	Includes 2,000 shares of common stock issuable upon the exercise of stock options held by Ms. Kimbrough.

(9)	Includes 162,668 shares of common stock issuable upon the exercise of stock options.

(10)
Represents 275,000 shares of common stock held of record by Edward J. Lawson, 250,000 shares of common stock held of record by Michele V. Lawson, the wife of Mr. Lawson, and 107,450 shares of common stock issuable upon the exercise of stock options held by Mr. Lawson.  This information is based on the Schedule 13G/A Amendment No. 10 filings made by Michele Lawson and Edward Lawson with the SEC, pursuant to Rule 13d-1(d), on February 3, 2010 and the Company's records with respect to Mr. Lawson's stock options.

(11)
Includes 574,809 shares of common stock beneficially held on behalf of various clients of Dimensional Fund Advisors LP ("Dimension").  This information is based on Dimension's Schedule 13G Amendment No. 1 filed with the SEC, pursuant to Rule 13d-1(b), on February 10, 2010.

(12)
Includes 174,521 shares of common stock that Lloyd I. Miller, III has shared voting and dispositive power as (i) an investment advisor to the trustee of a certain family trust and (ii) co-trustee of a certain trust.  This information is based on Mr. Miller's Schedule 13G filing made with the SEC, pursuant to Rule 13d-1(c), on February 16, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during  2008 and 2009 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A., which renders legal services to the Company. The Company paid legal fees to Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. for services rendered in the amount of approximately $139,827 and $89,645 in 2008 and 2009.  We believe that the services provided by Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. are on terms at least as favorable as those that we could secure from a non-affiliated third party.

During 2008 and 2009, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 14 through 21 of this Form 10-K.  Mr. Braun’s brother received salary compensation of $117,039 and $123,192 for his services as the Vice President of Accounting and Finance in 2008 and 2009; and Mr. Braun’s sister received salary compensation of $51,750 and $65,238 for her services as a marketing representative in 2008 and 2009. Stephen C. Young, the former President of our Company, received the compensation described in "Executive Compensation" on pages 14 through 21 of this Form 10-K. Mr. Young’s cousin received salary compensation totaling $100,000 and $100,500 for her services as Senior Casualty Manager; Mr. Young’s aunt received salary compensation totaling $52,284 and $54,896 for her services as an underwriter for one of the Company’s insurance subsidiaries; another of Mr. Young’s cousin received salary compensation totaling $86,346 and $100,500 for his services as an information technology technician; and Mr. Young’s mother-in-law received salary compensation of $30,877 and $33,274 for her services as a customer service representative in the Company’s claims subsidiary in 2008 and 2009. We believe that the compensation provided to these individuals is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arms-length basis and require the approval of a majority of our independent directors, as defined by the NASDAQ Rules.

21st Century Holding Company and Subsidiaries

The Board has determined that the following directors are independent pursuant to the NASDAQ Global Market listing requirements ("NASDAQ Rules") Carl Dorf, Charles B. Hart, Jr., Richard W. Wilcox, Jr., Bruce F. Simberg, and Jenifer G. Kimbrough.  In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg, a law firm founded by Mr. Simberg, had provided legal services to the Company during the past 15 years.   However, the legal services provided by Conroy Simberg during the past three (3) fiscal years do not exceed the amounts set forth in NASDAQ Rule 4200(a) (15) and Mr. Simberg qualifies as an independent director under NASDAQ Rule 4200(a) (15).

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by DeMeo.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by DeMeo during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by DeMeo in 2009 were pre-approved in accordance with these procedures.

DeMeo has served as the Company’s independent auditors for each fiscal year since 2002.  DeMeo has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by DeMeo during the fiscal year ended December 31, 2009 were furnished at customary rates.

The following table shows fees that we paid (or accrued) for professional services rendered by DeMeo for fiscal 2009 and 2008.
	DeMeo	DeMeo
	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$404,701	$362,432
Audit-Related Fees (2)	$13,815	$7,904
Tax Fees (3)	$22,245	$26,891

Total	$440,761	$397,227

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2009.
(3)	Tax fees consisted primarily of assistance with tax compliance and reporting.

21st Century Holding Company and Subsidiaries

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007.

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

10.1
21st Century Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009 and Exhibit 10.2 in the Company’s Annual Report on Form 10-K for 2007 filed with the Sec on March 17, 2008). +

10.2
21st Century Holding Company 1998 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000 and Exhibit 10.4 in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 filed with the SEC on March 17, 2008). +

10.3
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.4
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.9 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.5	Transition Agreement dated as of May 6, 2008 between the Company and Edward J. Lawson (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K/A filed with the SEC on May 9, 2008).+

10.6
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 1007 filed with the SEC on March 17, 2008.

10.7	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007).+

10.8
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.9
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum Nos. 1 and 2 effective June 1, 2009 (incorporated by reference to Exhibits 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2009).

10.10
Amended Addendum No. 2 and Addendum Nos. 4 and 5 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2009 (incorporated by reference to Exhibits 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2009)

10.11
Excess Catastrophe Reinsurance Contract effective July 1, 2009 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009).

10.12
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2009 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the SEC on November 9, 2009).

21st Century Holding Company and Subsidiaries

21.1	Subsidiaries of the Company **

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

+	Management Compensation Plan or Arrangement.
**	Filed herewith.

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

Dated: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	March 26, 2010
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 26, 2010
Peter J. Prygelski, III	(Principal Financial Officer)

/s/ Carl Dorf	Director	March 26, 2010
Carl Dorf

/s/ Bruce F. Simberg	Director	March 26, 2010
Bruce F. Simberg	Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	March 26, 2010
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 26, 2010
Richard W. Wilcox, Jr.

/s/ Jenifer G. Kimbrough	Director	March 26, 2010
Jenifer G. Kimbrough

21st Century Holding Company and Subsidiaries

EXHIBIT INDEX

21.1	Subsidiaries

23.1	Consent of DeMeo, Young, McGrath, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act