Form 10-Q
period 2010-03-31
21ST CENTURY HOLDING CO
filed 2010-05-17
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Common Stock, $.01 par value –7,946,374 outstanding as of May 17, 2010

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$91,201	$91,513
Debt maturities, held to maturity, at amortized cost	5,790	2,650
Equity securities, available for sale, at fair value	13,945	20,056

Total investments	110,936	114,219

Cash and short term investments	53,004	28,197
Prepaid reinsurance premiums	6,136	10,319
Premiums receivable, net of allowance for credit losses of $70 and $24, respectively	6,313	10,311
Reinsurance recoverable, net	13,065	15,302
Deferred policy acquisition costs	8,564	8,267
Deferred income taxes, net	5,011	4,675
Income taxes receivable	7,684	7,069
Property, plant and equipment, net	1,007	859
Other assets	2,851	3,671

Total assets	$214,571	$202,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$68,248	$70,611
Unearned premiums	52,883	50,857
Premiums deposits and customer credit balances	3,219	2,129
Bank overdraft	18,087	8,251
Deferred gain from sale of property	883	1,006
Accounts payable and accrued expenses	5,640	2,593

Total liabilities	148,960	135,447

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,374 and 7,953,384, respectively.	79	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,301	50,185
Accumulated other comprehensive income	1,485	2,026
Retained earnings	13,746	15,151
Total shareholders' equity	65,611	67,442
Total liabilities and shareholders' equity	$214,571	$202,889

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March31,
	2010	2009
	(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$27,021	$28,431
Gross premiums ceded	(918)	(328)

Net premiums written	26,103	28,103

Decrease in prepaid reinsurance premiums	(13,061)	(8,069)
Increase in unearned premiums	(2,026)	(6,129)

Net change in prepaid reinsurance premiums and unearned premiums	(15,087)	(14,198)

Net premiums earned	11,016	13,905
Commission income	386	238
Finance revenue	72	83
Managing general agent fees	494	431
Net investment income	935	681
Net realized investment gains (losses)	2,225	(537)
Regulatory assessments recovered	515	548
Other income	137	312

Total revenue	15,780	15,661

Expenses:
Losses and LAE	9,063	8,874
Operating and underwriting expenses	2,717	1,953
Salaries and wages	2,072	1,909
Policy acquisition costs, net of amortization	3,460	2,744

Total expenses	17,312	15,480

(Loss) Income before provision for income tax benefit	(1,532)	181
Provision for income tax benefit	(605)	(122)

Net (loss) income	$(927)	$303

Net (loss) income per share - basic	$(0.12)	$0.04

Net (loss) income per share - diluted	$(0.12)	$0.04

Weighted average number of common shares outstanding - basic	7,946,374	8,013,894

Weighted average number of common shares outstanding - diluted	7,946,374	8,013,894

Dividends paid per share	$0.06	$0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(927)	$303
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of investment premium (discount), net	212	(38)

Depreciation and amortization of property plant and equipment, net	51	47
Net realized investment (gains) losses	(2,225)	537
(Recovery) Provision for credit losses, net	(5)	12
Recovery for uncollectible premiums receivable	(45)	(24)
Non-cash compensation	79	119
Changes in operating assets and liabilities:
Premiums receivable	4,043	(730)
Prepaid reinsurance premiums	4,182	(4,124)
Reinsurance recoverable, net	2,237	(808)
Income taxes recoverable	(615)	336
Deferred income taxes, net of other comprehensive income	(9)	(544)
Policy acquisition costs, net of amortization	(297)	(1,537)
Other assets	702	(487)
Unpaid losses and LAE	(2,362)	1,316
Unearned premiums	2,026	6,131
Premium deposits and customer credit balances	1,089	273
Bank overdraft	9,836	642
Accounts payable and accrued expenses	3,047	(662)
Net cash provided by operating activities	21,019	762
Cash flow provided (used) by investing activities:
Proceeds from sale of investment securities	31,135	12,256
Purchases of investment securities available for sale	(26,708)	(58,351)
Purchases of property and equipment	(199)	(9)
Net cash provided (used) by investing activities	4,228	(46,104)
Cash flow used by financing activities:
Dividends paid	(477)	(481)
Tax benefit provision related to non-cash compensation	36	27
Net cash used by financing activities	(441)	(454)
Net increase (decrease) in cash and short term investments	24,806	(45,796)
Cash and short term investments at beginning of period	28,197	124,577
Cash and short term investments at end of period	$53,003	$78,781

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2010	2009
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$75
Non-cash investing and finance activities:
Accrued dividends payable	$477	$481

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

 (1) Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine insurance in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

During the three months ended March 31, 2010, 78.0%, 13.0%, 3.0% and 6.0% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively. During the three months ended March 31, 2009, 81.0%, 15.9%, 2.6% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of distributors. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2010.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of loss and LAE, ceded reinsurance balances payable, the recoverability of Deferred Policy Acquisition Costs (“DPAC”), the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2009, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 26, 2010.

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

A decline in the fair value of an available-for-sale security below cost that is deemed other-than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security.  Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using a method that approximates the effective interest method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2010 and December 31, 2009. Changes in interest rates subsequent to March 31, 2010 and December 31, 2009 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2010 and December 31, 2009 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Impact of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”) related to the recognition and presentation of other-than temporary impairments.  In April 2009, the SEC also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than Temporary Impairment. FSP FAS 115-2 and FSP FAS 124-2 establishes a new method of recognizing and reporting other-than temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell).  This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).  The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security.  FSP FAS 115-2 and FSP FAS 124-2 provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings.  FSP FAS 115-2 and FSP FAS 124-2 expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made in interim periods.  FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  At the time of adoption, the Company did not have any Other-Than Temporary Impairments for debt securities, and, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transaction That Are Not Orderly” (“FSP FAS 157-4“).  FSP FAS 157-4 is related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted and must be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements or condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which is now part of Accounting Standard Update (“ASU”) ASU Topic 855, Subsequent Events.  In SFAS No. 165, the FASB establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  Our adoption of SFAS No. 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) ASU No. 2010-06: Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments in ASU 2010-06  requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09:  Amendments to Certain Recognition and Disclosure Requirements, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is a SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; and ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. The Company’s subsequent events disclosure will reflect the new guidance.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

(E) Reclassifications

No reclassification of the 2009 financial statements was necessary to conform to the 2010 presentation.

 (4) Commitments and Contingencies

Management has a responsibility to continually measure and monitor its commitments and its contingencies. The nature of the Company’s commitments and contingencies can be grouped into three major categories: insured claim activity, assessment related activities and operational matters.

(A) Insured Claim Activity

We are involved in claims and legal actions arising in the ordinary course of business. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

 The Company’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Company in establishing loss and LAE reserves.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), Florida Hurricane Catastrophe Fund (“FHCF”) and Florida Joint Underwriters Insurance Company (“JUA”).

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the three months ended March 31, 2010 or for the year ended December 31, 2008. Through 2007, we have been assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $6.7 million in connection with these assessments.

The State Board of Administration ("SBA"), the body that oversees the FHCF, and the FHCF Financing Corporation are considering a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

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

During a subsequent regularly scheduled meeting on or about December 18, 2006, Citizens Board determined an additional 2004 plan year deficit existed in the High Risk Account. Citizens decided that a $515 million Regular Assessment was in the best interest of Citizens and consistent with Florida Statutes. On this basis, Citizens certified for a Regular Assessment. Federated National’s participation in this assessment totaled $0.3 million. Provisions contained in our excess of loss reinsurance policies provided for participation of our reinsurers totaling $1.8 million of the $2.3 million in assessments. There was no assessment made for 2010, 2009 or 2008.

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

The Florida OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, and dated May 4, 2006, to all property and casualty insurers, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida SBA issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FHCF assessment. The FHCF and Florida OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after January 1, 2007 and will be remitted to the administrator of the assessment as collected.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Florida OIR issued an Order April 29, 2010, levying an emergency assessment of 1.30%, which was previously 1.0%, of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of the FHCF. The assessment was approved by the Florida SBA to fund FHCF losses stemming from the 2005 hurricane season. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after January 1, 2011. The FHCF emergency assessment will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed. Previously and still in effect, the Florida OIR issued a similar order dated January 11, 2007, levying an emergency assessment of 1.40% of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of Citizens’ High Risk Account. This order requires insurers to collect the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment is remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during 2010, 2009 or 2008.  Future assessments by this association are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $5.0 million as of March 31, 2010.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century agreed to lease the same facilities for a five-year term. Our lease for this office space expires in December 2011.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2010	480
2011	650
Total	$1,130

The Company is also involved in various legal actions arising in the ordinary course of business and not related to the insured claims activity.

From July 27, 2007 to August 7, 2007, several securities class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the Southern District of Florida (“District Court”) on behalf of all persons and entities (the “plaintiffs”) who purchased the Company's securities during the various class periods specified in the complaints.  A consolidated amended complaint (“Class Litigation”) was filed on behalf of the class on January 22, 2008, Case No. 07-61057.  The complaint alleged that the defendants made false and misleading statements and failed to accurately project the Company's business and financial performance during the putative class period. The plaintiffs sought an unspecified amount of damages and claim violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5.  On March 18, 2008, a verified shareholder derivative complaint Case No. 08-cv-60374 (“Derivative Litigation”) was filed against certain current or former officers and directors of the Company in the District Court.

 On November 7, 2008, the District Court granted in part and denied in part the Company's motion to dismiss the consolidated class litigation with leave to amend by December 8, 2009 or the allegations dismissed would be deemed dismissed with prejudice without further order of the District Court.  Lead plaintiffs did not seek to amend the consolidated complaint and the defendants answered.  On July 29, 2008, the District Court granted the defendant’s motion to dismiss the plaintiff’s shareholder derivative complaint without prejudice.  On August 27, 2009, the derivative plaintiff filed an amended shareholder derivative complaint.  On March 30, 2009, following various motions by the parties, the District Court entered an order granting defendant’s renewed motion to stay the shareholder derivative action pending resolution of the class action.

           On September 4, 2009, a  stipulation   of  settlement  ("Stipulation of Settlement")  was submitted to the Court by  lead  plaintiffs, the  derivative  plaintiff and the defendants, setting forth the terms of  a settlement of the Class Litigation and Derivative Litigation  ("Settlement Agreement") which proposed that a payment of $2.4 million be made to the lead plaintiffs and the derivative plaintiff.  The Stipulation of Settlement contains no admission of liability or wrongdoing by the Company or its officers and directors. The Company's insurance carriers agreed to fund the $2.4 million settlement payment. The Stipulation of Settlement was preliminarily approved by the Court on October 19, 2009.

 At a settlement hearing held on January 29, 2010, the District Court approved the terms of the Stipulation of Settlement.  On March 15, 2010, counsel for Plaintiffs acknowledged receipt of $2.4 million in settlement funds paid under the Company’s directors' and officers’ insurance policy.

(5) Investments

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Total investments decreased $3.3 million, or 2.9%, to $110.9 million as of March 31, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of March 31, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the three months ended March 31, 2010.

Additional provisions contained in FASB issued guidance address the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

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

Pursuant to FASB issued guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of March 31, 2010, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.1 million as of March 31, 2010, compared to the total $0.4 million as of December 31, 2009.

During the three months ended March 31, 2010, in connection with the other-than temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The investments held as of March 31, 2010 and December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of March 31, 2010, 87% of the debt portfolio is in diverse industries and 13% is in United States government bonds.  As of March 31, 2010, approximately 85% of the equity holdings are in equities related to diverse industries and 15% are in mutual funds.

As of March 31, 2010, 56.3% of the investment portfolio is in corporate bonds, 30.0% is in obligations of states and political subdivisions, and 11.2% is in United States government bonds. Approximately 16.0% of the common stock holdings are related to foreign entities.

During the three months ended March 31, 2010, we re-classified $3.1 million of our bond portfolio from available for sale to held-to-maturity.

As of March 31, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended March 31, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, the letter of credit in favor of Republic totaled $1.0 million. As of March 31, 2010, the letter of credit in favor of Republic totaled zero, and was replaced by a fully funded trust agreement that totaled $1.0 million.

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$6,369	5.74%	$10,152	8.89%
Obligations of states and political subdivisions	28,780	25.94%	39,269	34.38%
Corporate	55,351	49.90%	42,092	36.85%
International	701	0.63%	-	0.00%
	91,201	82.21%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	$5,790	5.22%	2,650	2.32%
Total debt securities	96,991	5.22%	94,163	2.32%

Equity securities, at market	13,945	12.57%	20,056	17.56%
Total investments	$110,936	100.00%	$114,219	100.00%

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$348	$14,584	$90	$7,846
Equity securities	2,093	13,349	10	151
Total realized gains	2,441	27,933	100	7,997

Debt securities	(25)	1,481	(340)	3,382
Equity securities	(191)	1,439	(297)	781
Total realized losses	(216)	2,920	(637)	4,163

Net realized gains (losses) on investments	$2,225	$30,853	$(537)	$12,160

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at March 31, 2010 and December 31, 2009 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
March 31, 2010
Debt Securities - Available For Sale:
United States government obligations and authorities	$6,404	$63	$97	$6,370
Obligations of states and political subdivisions	28,333	516	69	28,780
Corporate	53,167	2,245	62	55,350
International	698	4	1	701
	$88,602	$2,828	$229	$91,201

Debt Securities - Held To Maturity:
United States government obligations and authorities	$5,790	$204	$136	$5,858
Corporate	-	-	-	-
	$5,790	$204	$136	$5,858

Equity securities - common stocks	$14,161	$725	$941	$13,945

December 31, 2009
Debt Securities - Available For Sale:
Obligations of states and political subdivisions	$49,041	$695	$315	$49,421
Corporate	40,350	1,798	56	42,092
	$89,391	$2,493	$371	$91,513

Debt Securities - Held To Maturity:
United States government obligations and authorities	$2,650	$148	$5	$2,793
Corporate	-	-	-	-
	$2,650	$148	$5	$2,793

Equity securities - common stocks	$18,927	$1,840	$711	$20,056

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2010.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(35)	$(5)	$(30)
Obligations of states and political subdivisions	-	-	-
Corporate	-	-	-
	(35)	(5)	(30)
Equity securities:
Common stocks	(340)	-	(340)

Total debt and equity securities	$(375)	$(5)	$(370)

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2009.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(120)	$(120)	$-
Obligations of states and political subdivisions	(4)	-	(4)
Corporate	-	-	-
	(124)	(120)	(4)
Equity securities:
Common stocks	(237)	-	(237)

Total debt and equity securities	$(361)	$(120)	$(241)

Below is a summary of debt securities at March 31, 2010 and December 31, 2009, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$5,707	$5,741	$1,602	$1,615
Due after one through five years	51,319	52,628	49,821	50,885
Due after five through ten years	29,320	30,473	26,177	27,217
Due after ten years	8,046	8,217	14,441	14,589

Total	$94,392	$97,059	$92,041	$94,306

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $1,038,000 and $1,044,000, both maturing in 2012, were on deposit with the Florida OIR as of March 31, 2010, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

The table below sets forth investment results for the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$845	$426
Dividends on equity securities	87	101
Interest on cash and cash equivalents	3	154

Total investment income	$935	$681

Net realized gains (losses)	$2,225	$(537)

Proceeds from sales of debt and equity securities during the three months ended March 31, 2010 and 2009, were approximately $31.1 million and $14.7 million, respectively.

A summary of realized investment gains (losses) and net unrealized gains follows.

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$323	$(257)
Equity securities	1,902	(280)

Total	$2,225	$(537)

	As of March 31, 2010	As of December 31, 2009
	(Dollars in Thousands)
Net unrealized gains (losses)
Debt securities	$2,599	$2,122
Equity securities	(217)	1,128

Total	$2,382	$3,250

(6) Fair Value Disclosure

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis as of March 31, 2010, which are presented in accordance with this guidance are as follows.

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$6,370	$-	$6,370
Obligations of states and political subdivisions	-	28,780	-	28,780
Corporate	55,350	-	-	55,350
International	-	701	-	701
	55,350	35,851	-	91,201

Equity securities:
Common stocks	13,945	-	-	13,945
	13,945	-	-	13,945

Total debt and equity securities	$69,295	$35,851	$-	$105,146

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a recurring basis as of December 31, 2009, which are presented in accordance with this guidance are as follows.

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$10,152	$-	$10,152
Obligations of states and political subdivisions	-	39,269	-	39,269
Corporate	42,092	-	-	42,092
	42,092	49,421	-	91,513

Equity securities:
Common stocks	20,056	-	-	20,056
	20,056	-	-	20,056

Total debt and equity securities	$62,148	$49,421	$-	$111,569

(7)  Comprehensive Income

For the three months ended March 31, 2010 and 2009, comprehensive income consisted of the following.

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Net (loss) income	$(927)	$303

Change in net unrealized (losses) gains on investments available for sale	(869)	45
Comprehensive (loss) income, before tax	(1,796)	348

Income tax benefit (expense) related to items of other comprehensive income	327	(16)
Comprehensive (loss) income	$(1,469)	$332

(8) Reinsurance Agreements

Financing risk generally involves a combination of risk retention and risk transfer techniques. Retention, similar to a deductable, involves financing losses by funds internally generated. Transfer involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk transfer agreements there are reinsurance agreements. Following reinsurance agreements there are also retro-cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally there are three separate kinds of reinsurance structures - quota-share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiaries against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2009–2010 hurricane season, thus requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech.

Our property lines of business include homeowners’ multi-peril and fire. For the 2009-2010 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $456.6 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $349.7 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which afforded optional reinstatement premium protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $259.0 million, or 56.7% of the $456.6 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2009-2010 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

For the 2008-2009 hurricane season, the excess of loss and FHCF treaties insured us for approximately $310.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage total of approximately $245.0 million, with the Company retaining the first $3.0 million of losses and LAE. Our reinsurance program included coverage purchased from the private market, which afforded optional reinstatement premium protection that provides coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totals approximately $167.0 million, or 54% of the $310.0 million of aggregate catastrophic losses and LAE. The FHCF afforded coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event. There were no claims made in connection with these treaties.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The SBA and the FHCF Financing Corporation agreed to a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative

The FHCF reimbursement contract and addendums are all effective June 1, 2009, and the private excess of loss type treaties are all effective July 1, 2009; all treaties have a term of one year. Our reinsurance treaty with the FHCF has a significant credit risk, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. Additionally, the FHCF treaty contains an exclusion for “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.”

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

In order to expand our commercial business, American Vehicle has entered into various quota-share reinsurance agreements whereby American Vehicle is the assuming reinsurer. On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing the opportunity to market and underwrite commercial insurance through a company that has an "A" rating with A.M. Best. This agreement is designed to enable the deployment of commercial general liability and other commercial insurance products in most of the contiguous 48 states to policyholders who require their commercial insurance policy to come from an insurance company with an A- or better A.M. Best rating. Operations began during the quarter ended June 30, 2009.

The quota-share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of March 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $3.1 million as of March 31, 2010 and December 31, 2009, respectively.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 121,599 and 124,599 shares, respectively.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 729,218 and 736,951 shares, respectively.

Activity in our stock option plans for the period from January 1, 2008 to March 31, 2010 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	30,000	$4.36
Exercised	-	$-	-	$-
Cancelled	(3,000)	$13.70	(37,733)	$15.75
Outstanding at March 31, 2010	121,599	$15.94	729,218	$11.52

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Options outstanding as of March 31, 2010 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

March 31, 2010	64,889	$15.94	388,504	$11.52
December 31, 2010	18,670	$15.94	92,441	$11.52
December 31, 2011	18,670	$15.94	102,484	$11.52
December 31, 2012	18,670	$15.94	76,089	$11.52
December 31, 2013	700	$15.94	42,300	$11.52
December 31, 2014	-	$15.94	21,400	$11.52
Thereafter	-	$15.94	6,000	$11.52
Total options exercisable	121,599		729,218

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2010 and 2009 include:

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2010 are lower by approximately $96,000 and $60,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2009, were lower by approximately $146,000 and $119,000, respectively, than if it had continued to account for share-based compensation under ABP guidance.

Basic and diluted earnings per share for the three months ended March 31, 2010 would have been ($0.11), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.12).

Basic and diluted earnings per share for the three months ended March 31, 2009 would have been $0.06 if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.04.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The weighted average fair value of options granted during the three months ended March 31, 2010 was $1.81 and during the same period 2009 was $3.30 to $4.73, estimated on the date of grant using the Black-Scholes option-pricing model.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	March 31, 2010	March 31, 2009
Dividend yield	5.80%	7.20% - 17.30%
Expected volatility	82.36%	57.54% - 70.68%
Risk-free interest rate	1.33%	1.22% - 1.50%
Expected life (in years)	3.06	3.53 - 4.16

Summary information about the Company’s stock options outstanding at March 31, 2010 follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	March 31, 2010	Periods in Years	Exercise Price	March 31, 2010
1998 Plan	$6.67 - $27.79	121,599	3.04	$15.94	64,889
2002 Plan	$3.03 - $18.21	729,218	3.18	$11.52	388,504

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2010, there were no preferred shares issued or outstanding and there were 7,946,374 shares of common stock outstanding.

(11) Subsequent Events

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010. Unless the context requires otherwise, as used in this Form 10-Q, the terms “21st Century” “Company,” “we,” “us” and “our,” refers to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and our other  filings with the SEC, including the Company’s 2009 Form 10-K.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, commercial general liability, personal and commercial automobile, fire, allied lines, surety,  commercial multi-peril and inland marine insurance in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Georgia, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

During the three months ended March 31, 2010, 78.0%, 13.0%, 3.0% and 6.0% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively. During the three months ended March 31, 2009, 81.0%, 15.9%, 2.6% and 0.5% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of distributors. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks. As American Vehicle continues its expansion into other states, we intend to retain other general agents to market our commercial general liability insurance products.

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

For example, during 2009 we noted that the Florida Office of Insurance Regulation (“Florida OIR”) placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. To date we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

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

In 2006, the state of Florida created the Insurance Capital Build-Up Incentive Program in response to the catastrophic events that occurred during 2004 and 2005. This program provided matching capital funds to any new or existing carrier licensed to write homeowners insurance in the state of Florida under certain conditions.  This program resulted in a significant erosion of our homeowners’ property insurance market since 2007.  We did not participate in the Insurance Capital Build-Up Incentive Program. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Allstate Insurance Company and Fidelity National Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as Universal Insurance Company of North America, Universal Property and Casualty Insurance Company, United Property and Casualty, Royal Palm Insurance Company, Edison Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, Tower Hill Insurance Company, Florida Family Insurance Company, Homeowners Choice Property and Casualty Insurance Company and American Strategic Insurance Company.

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

We reported decreased gross written premium for the three months ended March 31, 2010, and continue to face difficult economic conditions that affected our earnings. Performance during the three months ended March 31, 2010 was affected by our increased reinsurance costs and reduced earned premium due to mitigation credits.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of March 31, 2010 Compared with December 31, 2009

Total Investments

The Financial Accounting Standards Board (“FASB”) issued guidance addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FASB issued guidance requires that these securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

Total investments decreased $3.3 million, or 2.9%, to $110.9 million as of March 31, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of March 31, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the three months ended March 31, 2010.

Below is a summary of net unrealized gains and losses as of March 31, 2010 and December 31, 2009, by category.

	Unrealized Gains and (Losses)
	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(35)	$(120)
Obligations of states and political subdivisions	447	500
Corporate	2,183	1,742
International	3	-
	2,598	2,122

Equity securities:
Common stocks	(217)	1,128

Total debt and equity securities	$2,381	$3,250

The $35,000 unrealized loss for debt securities is related to United States Treasury obligations.  The unrealized losses on the Company’s investments in United States Treasury obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than temporarily impaired as of March 31, 2010.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.2 million unrealized losses for equity securities are related to Western / Asset Claymore Inflation-Linked Securities and Income Fund (“WIA”).  WIA invests 80% of its total assets in inflation-linked securities and at least 60% of its total managed assets in U.S. Treasury Inflation-Protected Securities.  Based on the type of assets held by WIA, and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than temporarily impaired as of March 31, 2010.

Additional provisions contained in FASB issued guidance address the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

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

Pursuant to FASB issued guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of March 31, 2010, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.1 million as of March 31, 2010, compared to the total $0.4 million as of December 31, 2009.

During the three months ended March 31, 2009, in connection with the other-than temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

The investments held as of March 31, 2010, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds.  As of March 31, 2010, 87% of the debt portfolio is in diverse industries and 13% is in United States government bonds.  As of March 31, 2010, approximately 85% of the equity holdings are in equities related to diverse industries and 15% are in mutual funds.

As of March 31, 2010, 56.3% of the investment portfolio is in corporate bonds, 30.0% is in obligations of states and political subdivisions, and 11.2% is in United States government bonds. Approximately 16.0% of the common stock holdings are related to foreign entities.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, by type, our investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$6,369	5.74%	$10,152	8.89%
Obligations of states and political subdivisions	28,780	25.94%	39,269	34.38%
Corporate	55,351	49.90%	42,092	36.85%
International	701	0.63%	-	0.00%
	91,201	82.21%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	$5,790	5.22%	2,650	2.32%
Total debt securities	96,991	5.22%	94,163	2.32%

Equity securities, at market	13,945	12.57%	20,056	17.56%
Total investments	$110,936	100.00%	$114,219	100.00%

As of March 31, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended March 31, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, the letter of credit in favor of Republic totaled $1.0 million.  As of March 31, 2010, the letter of credit in favor of Republic totaled zero, and was replaced by a fully funded trust agreement that totaled $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $24.8 million, or 88.0%, to $53.0 million as of March 31, 2010, compared with $28.2 million as of December 31, 2009. The increase in cash and short-term investments is from normal portfolio turnover where in investments were sold; we are currently evaluating long and short-term investment options for the best yields that match our liquidity needs.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $4.2 million, or 40.5%, to $6.1 million as of March 31, 2010, compared with $10.3 million as of December 31, 2009.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ insurance book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $4.0 million, or 38.8%, to $6.3 million as of March 31, 2010, compared with $10.3 million as of December 31, 2009.

Our homeowners’ insurance premiums receivable decreased $5.0 million, or 55.6%, to $4.0 million as of March 31, 2010, compared with $9.0 million as of December 31, 2009. The balance at December 31, 2009 included $5.4 million receivable in connection with our Citizens’ assumed policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our commercial general liability insurance premiums receivable increased $0.1 million, or 17.4%, to $1.0 million as of March 31, 2010, compared with $0.9 million as of December 31, 2009.

Premiums receivable in connection with our automobile line of business increased $0.9 million, or 199.1%, to $1.4 million as of March 31, 2010, compared with $0.5 million as of December 31, 2009.

Our allowance for credit losses remained unchanged at less than $0.1 million as of March 31, 2010, compared with as of December 31, 2009.

Reinsurance Recoverable, net

 Reinsurance recoverable, net, decreased $2.2 million, or 14.6%, to $13.1 million as of March 31, 2010, compared with $15.3 million as of December 31, 2009. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $0.3 million, or 3.6%, to $8.6 million as of March 31, 2010, compared with $8.3 million as of December 31, 2009. The change is due to increased homeowner’s direct written and unearned premium.

Deferred Income Taxes, net

Deferred income taxes, net, increased $0.3 million, or 7.2%, to $5.0 million as of March 31, 2010, compared with $4.7 million as of December 31, 2009. Deferred income taxes, net is comprised of approximately $6.8 million and $9.1 million of deferred tax assets, net of approximately $2.1 million and $4.4 million of deferred tax liabilities as of March 31, 2010 and December 31, 2009, respectively.

Income Taxes Receivable

Income taxes receivable increased $0.6 million, or 8.7%, to $7.7 million as of March 31, 2010, compared with $7.1 million as of December 31, 2009. The change is due to tax payment patterns in connection with our tax liabilities.

Property, Plant and Equipment, net

Property, plant and equipment, net, increased $0.1 million, or 17.2%, to $1.0 million as of March 31, 2010 compared with $0.9 million as of December 31, 2009.

Other Assets

Other assets decreased $0.8 million, or 22.3%, to $2.9 million as of March 31, 2010, compared with $3.7 million as of December 31, 2009. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	March 31, 2010	December 31, 2009
	(Dollars in Thousands)

Accrued interest income receivable	$1,129	$1,162
Notes receivable	477	599
Deposits	346	334
Prepaid expenses	531	644
Receivable for investments sold	-	567
Other	368	365
Total	$2,851	$3,671

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $2.4 million, or 3.3%, to $68.2 million as of March 31, 2010, compared with $70.6 million as of December 31, 2009. The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,579	$19,048	$27,627	$8,705	$21,103	$29,808
Commercial General Liability	8,023	28,741	36,764	7,885	29,346	37,231
Automobile	2,876	981	3,857	2,612	960	3,572
Total	$19,478	$48,770	$68,248	$19,202	$51,409	$70,611

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

Unearned Premium

Unearned premiums increased $2.0 million, or 4.0%, to $52.9 million as of March 31, 2010, compared with $50.9 million as of December 31, 2009. The change was due to a $1.0 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned commercial general liability premiums, a less than $0.1 million decrease in unearned flood insurance premiums, and a $1.2 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $1.1 million, or 51.2%, to $3.2 million as of March 31, 2010, compared with $2.1 million as of December 31, 2009. Premium deposits are monies received on policies not yet in-force as of March 31, 2010.

Bank Overdraft

Bank overdraft increased $9.8 million, or 119.2%, to $18.1 million as of March 31, 2010, compared with $8.3 million as of December 31, 2009. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.1 million, or 12.3%, to $0.9 million as of March 31, 2010, compared with $1.0 million as of December 31, 2009. In accordance with the provisions of FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $3.0 million, or 117.5%, to $5.6 million as of March 31, 2010, compared with $2.6 million as of December 31, 2009.  The March 31, 2010 balance includes $2.0 million due to Citizen’s in connection with the cancellation of policies assumed during 2009.

Results of Operations
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Gross Premiums Written

Gross premiums written decreased $1.4 million, or 5.0%, to $27.0 million for the three months ended March 31, 2010, compared with $28.4 million for the three months ended March 31, 2009.  The following table denotes gross premiums written by major product line.

	Three Months Ended March 31,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$21,098	78.08%	$23,028	80.99%
Commercial General Liability	3,499	12.95%	4,523	15.91%
Federal Flood	810	3.00%	736	2.59%
Automobile	1,614	5.97%	144	0.51%
Gross written premiums	$27,021	100.00%	$28,431	100.00%

On September 30, 2009, Federated National announced it received approval for a premium rate increase for its voluntary homeowner's program within the state of Florida, by Florida's OIR. The premium rate increase, which averaged approximately nineteen percent, was deployed on policies with effective dates of November 1, 2009 and December 1, 2009, for new and renewals, respectively.

On April 16, 2010, Federated National announced it received approval for a premium rate increase for its assumed homeowner's program from Citizens within the state of Florida, by Florida's OIR. The premium rate increase, which averaged approximately fifteen percent, will be deployed on Citizens take-out policies only with an effective date of July 1, 2010.

We continue to afford premium discounts in response to wind mitigation efforts by policyholders. Such discounts, which were required by the Florida Legislature and became effective on December 15, 2007 for new and renewal business, have also had a significant effect on both written and earned premium. During the three months ended March 31, 2010 and 2009, wind mitigation credits totaling $1.2 million and $4.0 million were afforded our policyholders, respectively. As of March 31, 2010, 58.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.8 million, (a 25.6% reduction of in-force premium), while 56.4 % of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $19.1million, (a 24.6 % reduction of in-force premium), as of March 31, 2009.

Due in part to the effects of Florida’s mandated homeowners’ rates reduction and wind mitigation discounts, the Company’s sale of homeowners’ policies decreased $1.9 million, or 8.4%, to $21.1 million for the three months ended March 31, 2010, compared with $23.0 million for the three months ended March 31, 2009, gross of reinsurance costs. Our number of in-force homeowners’ policies increased by approximately 10,900, or 28.0%, to approximately 50,400 as of March 31, 2010, as compared to approximately 39,500 as of March 31, 2009.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis for the twelve months ended December 31, 2008 and subsequent periods. Prior to 2008, we reported only the commissions income associated with this program.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. However, our Demotech rating could be jeopardized by such other factors including adverse development and various surplus related ratio exceptions. On March 31, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”) subject to a $10.0 million infusion of capital into Federated National.

This infusion was completed effective March 31, 2010 and was in the form of a $5.0 million capital contribution from the Company and a $5.0 million loan from American Vehicle to Federated National evidenced by a $5.0 million subordinated surplus debenture due from Federated National to American Vehicle.  The capital infusion was approved by the Florida OIR, and Demotech reaffirmed Federated National’s “A” rating, also on March 31, 2010. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

The Company’s sale of commercial general liability policies decreased by $1.0 million to $3.5 million for the three months ended March 31, 2010, compared with $4.5 million for the three months ended March 31, 2009. The primary factor for the decrease is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$17	0.48%	$24	0.53%
Arkansas	1	0.02%	1	0.02%
California	0	0.01%	45	0.99%
Florida	2,923	83.56%	3,412	75.44%
Georgia	19	0.54%	86	1.90%
Louisiana	374	10.68%	792	17.51%
Oklahoma	1	0.02%	-	0.00%
South Carolina	2	0.05%	1	0.03%
Texas	162	4.64%	162	3.58%
Total	$3,499	100.00%	$4,523	100.00%

The Company’s sale of auto insurance policies increased by $1.5 million to $1.6 million for the three months ended March 31, 2010, compared with $0.1 million for the three months ended March 31, 2009.

Gross Premiums Ceded

Gross premiums ceded increased to $0.9 million for the three months ended March 31, 2010, compared with $0.3 million for the three months ended March 31, 2009. Gross premiums ceded under the write-your-own flood program totaled $0.8 million for the three months ended March 31, 2010.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $13.1 million for the three months ended March 31, 2010, compared with $8.1 million for the three months ended March 31, 2009. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increase in Unearned Premiums

The increase in unearned premiums was $2.0 million for the three months ended March 31, 2010, compared with $6.1 million for the three months ended March 31, 2009. The change was due to a $1.0 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned commercial general liability premiums, a $1.2 million increase in unearned automobile premiums, net of a $0.1 million decrease in unearned flood premiums during the three months ended March 31, 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See Gross Premiums Written.

Net Premiums Earned

Net premiums earned decreased $2.9 million, or 20.8%, to $11.0 million for the three months ended March 31, 2010, compared with $13.9 million for the three months ended March 31, 2009. The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$7,027	63.79%	$8,276	59.52%
Commercial General Liability	3,595	32.63%	5,526	39.74%
Automobile	394	3.58%	103	0.74%
Net premiums earned	$11,016	100.00%	$13,905	100.00%

The change in homeowners’ net premiums earned is due to a $1.9 million decrease in gross written premium, a $0.5 million change in gross premiums ceded and a $1.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

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

The change in automobile net premiums earned is a result of a $1.5 million increase in gross written premium, net a $1.2 million increase in the change to unearned premium.

Commission Income

Commission income increased $0.2 million, or 62.3%, to $0.4 million for the three months ended March 31, 2010, compared with $0.2 million for the three months ended March 31, 2009. The primary sources of our commission income are in connection with our managing general agent services, write-your-own-flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.2 million, or 37.3%, to $0.9 million for the three months ended March 31, 2010, compared with $0.7 million for three months ended March 31, 2009.  Our investment yield, net and gross of investment expenses, were 2.7% and 2.9%, respectively for the three months ended March 31, 2010. Our investment yield, net of investment expenses were 1.7% for the three months ended March 31, 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding cash, were 3.9% and 4.1%, respectively for the three months ended March 31, 2010.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding cash, were 3.6% and 3.9%, respectively for the three months ended March 31, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See additional discussion within the above “Analysis of Financial Condition As of March 31, 2010 Compared with December 31, 2009– Investments”.

Net Realized Investment Gains (Losses)

Net realized investment gains were $2.2 million for the three months ended March 31, 2010, compared with net realized investment losses of $0.5 million for the three months ended March 31, 2009.  Realized investment gains recognized for the three months ended March 31, 2010 were a result of portfolio turnover.

During the three months ended March 31, 2010, we did not mark any equity investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During the three months ended March 31, 2009, we did not mark any equity investments to market value.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$348	$90
Equity securities	2,093	10
Total realized gains	2,441	100

Realized losses:
Debt securities	(25)	(340)
Equity securities	(191)	(297)
Total realized losses	(216)	(637)
Net realized gains (losses) on investments	$2,225	$(537)

Regulatory Assessments Recovered

Regulatory assessments recovered remained unchanged at $0.5 million for the three months ended March 31, 2010, compared with $0.5 million for the three months ended March 31, 2009.

Other Income

Other income decreased $0.2 million, or 56.2%, to $0.1 million for the three months ended March 31, 2010, compared with $0.3 million for the three months ended March 31, 2009.

The major component of other income for the three months ended March 31, 2010 is approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE increased by $0.2 million, or 2.2%, to $9.1 million for the three months ended March 31, 2010, compared with $8.9 million for the three months ended March 31, 2009. The overall change includes a $1.3 million increase in our homeowners’ program, a $1.4 million decrease in our commercial general liability program and a $0.3 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,579	$19,048	$27,627	$8,705	$21,103	$29,808
Commercial General Liability	8,023	28,741	36,764	7,885	29,346	37,231
Automobile	2,876	981	3,857	2,612	960	3,572
Total	$19,478	$48,770	$68,248	$19,202	$51,409	$70,611

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.4 million during the three months ended March 31, 2010.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended March 31, 2010 was 81.5% compared with 63.8% for the same period in 2009. The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2010	2009
Homeowners'	90.24%	62.01%
Commercial General Liability	63.47%	65.98%
Fire	14.34%	0.00%
Inland Marine	48.75%	0.00%
Automobile	120.63%	91.01%
All lines	81.49%	63.81%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.7 million, or 39.1%, to $2.7 million for the three months ended March 31, 2010, compared with $2.0 million for the three months ended March 31, 2009.  The change is partially due to a $0.1 million increase in actuarial fees, a $0.1 million increase in bad debts expense, a $0.1 million increase in investment expenses, a $0.1 million increase in boards and bureaus expense and a $0.2 million increase in premium tax expense.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages increased $0.2 million, or 8.6%, to $2.1 million for the three months ended March 31, 2010, compared with $1.9 million for the three months ended March 31, 2009.

The charge to operations for stock based compensation, in accordance with the provisions of FASB issued guidance, was approximately $96,000 during the three months ended March 31, 2010 compared with approximately $120,000 for the three months ended March 31, 2009.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.8 million, or 26.1%, to $3.5 million for the three months ended March 31, 2010, compared with $2.7 million for the three months ended March 31, 2009.

Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

The increase to policy acquisition costs, net of amortization, is primarily due to commissions related to our voluntary homeowners’ gross written premium which increased $6.9 million, or 44.0%, to $22.7 million for the three months ended March 31, 2010, compared with $15.8 million for the three months ended March 31, 2009.

Provision for Income Tax Benefit

The provision for income tax benefit was $0.6 million for the three months ended March 31, 2010, compared with $0.1 million for the three months ended March 31, 2009. The effective rate for income taxes was 39.5% for the three months ended March 31, 2010.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the three months ended March 31, 2010, was $0.9 million compared with net income of $0.3 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2010, our primary sources of capital included proceeds from the sale of investment securities, increased bank overdrafts, decreased prepaid reinsurance premiums, decreased premiums receivable, increased accounts payable and accrued expenses and decreased reinsurance recoverable. Additional sources of capital included increased unearned premiums, increased premium deposits and customer credit balances, decreased other assets, amortization of investment premium, non-cash compensation and depreciation and amortization.

During the three months ended March 31, 2010, operations provided net operating cash flow of $21.0 million, compared with $0.8 million for the three months ended March 31, 2009.

During the three months ended March 31, 2010, operations generated $27.5 million of gross cash flow, due to a $9.8 million increase in bank overdraft, a $4.2 million decrease in prepaid reinsurance premiums, a $4.1 million decrease in premiums receivable, a $3.0 million increase in accounts payable and accrued expenses and a $2.2 million decrease in reinsurance recoverable. Additional sources of cash included a $2.0 million increase in unearned premiums, a $1.1 million increase in premium deposits and customer credit balances, a $0.7 million decrease in other assets, $0.2 million of amortization of investment premium, net, $0.1 million of non-cash compensation and $0.1 million of depreciation and amortization.

During the three months ended March 31, 2010, operations used $6.5 million of gross cash flow primarily due to a $2.3 million decrease in unpaid losses and LAE, $2.2 million of net realized investment gains and a $0.6 million increase in income taxes recoverable. Additional uses of cash included a $0.3 million increase in policy acquisition costs net of amortization, a less than $0.1 million increase in the recovery for uncollectible premiums receivable and a less than $0.1 million decrease in deferred income tax expense, all in conjunction with a net loss of $0.9 million.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2010, net cash provided by investing activities was $4.2 million, compared with net cash used by investment activities of $46.1 million during the three months ended March 31, 2009. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2010, investing activities generated $31.1 million and used $26.9 million.

During the three months ended March 31, 2010, net financing activities used $0.4 million, as compared with $0.5 million during the three months ended March 31, 2009. In 2010, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $0.5 million in dividends paid.

During the three months ended March 31, 2010 and in connection with Florida OIR approval of  the capital infusion during the quarter from American Vehicle to Federated National,  the Company’s Board of Directors determined to temporarily suspend payment of dividends on the Company’s common stock (see “Results of Operations—Three Month Ended March 31, 2010 Compared with Three Months Ended March 31, 2009—Gross Premiums Written”). As a result of this infusion from American Vehicle, the Company is currently working with the Florida OIR to establish the parameters for the resumption of the Company’s common stock dividends.

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

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2010, approximately 91% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$6,369	5.74%	$10,152	8.89%
Obligations of states and political subdivisions	28,780	25.94%	39,269	34.38%
Corporate	55,351	49.90%	42,092	36.85%
International	701	0.63%	-	0.00%
	91,201	82.21%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,790	5.22%	2,650	2.32%
Total debt securities	96,991	5.22%	94,163	2.32%

Equity securities, at market	13,945	12.57%	20,056	17.56%
Total investments	$110,936	100.00%	$114,219	100.00%

21st Century Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March 31, 2010 and December 31, 2009, debt securities had the following quality ratings by Moody's and for securities not assigned a rating by Moody's, Standard and Poor's Company or Fitch ratings were used.

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$34,296	35.37%	$40,390	42.90%
AA	18,379	18.95%	18,619	19.77%
A	33,776	34.82%	24,286	25.79%
BBB	10,004	10.31%	9,954	10.57%
BB++	-	0.00%	-	0.00%
Not rated	536	0.55%	914	0.97%
	$96,991	100.00%	$94,163	100.00%

The following table summarizes, by maturity, the debt securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$5,739	5.92%	$1,615	1.72%
One year to five years	49,718	51.26%	50,781	53.93%
Five years to 10 years	33,165	34.19%	27,178	28.86%
More than 10 years	8,369	8.63%	14,589	15.49%
Total debt securities	$96,991	100.00%	$94,163	100.00%

At March 31, 2010, the weighted average maturity of the debt portfolio was approximately 6.0 years.

21st Century Holding Company

The following table provides information about the financial instruments as of March 31, 2010 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2010	2011	2012	2013	2014	2015	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$-	$3,260	$2,965	$2,500	$500	$-	$2,926	$12,151	$12,160
Obligations of states and political subdivisions	3,225	2,495	3,390	3,250	2,690	900	10,600	26,550	28,780
Corporate securities	200	4,100	10,400	2,075	6,214	150	23,170	46,309	55,351
International securities	-	-	200	-	121	145	200	666	701
Collateralized mortgage obligations	-	-	4,034	796	-	-	-	4,830	-
Equity securities, at market	-	-	-	-	-	-	-	-	13,945
All investments	$3,425	$9,855	$20,989	$8,621	$9,525	$1,195	$36,896	$90,506	$110,937

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	1.28%	3.40%	3.66%	1.75%	0.00%	3.42%	2.82%
Obligations of states and political subdivisions	5.39%	5.25%	5.37%	4.77%	4.84%	5.00%	5.36%	5.22%
Corporate securities	7.25%	4.23%	3.24%	4.03%	5.40%	5.20%	6.52%	5.32%
International securities	0.00%	0.00%	4.50%	0.00%	4.10%	4.50%	5.00%	4.58%
Collateralized mortgage obligations	0.00%	0.00%	5.50%	5.50%	0.00%	0.00%	0.00%	5.50%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.50%	3.51%	4.05%	4.34%	5.03%	4.96%	5.93%	4.96%

Item 4

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2010.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

(a) Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we have issued an aggregate of 30,000 options to executives of the Company under our 2002 stock option plan. The options have an exercise price of $4.36 per share, vest over five years and expire ten years from the grant date.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

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

Date: May 17, 2010

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