Form 10-Q
period 2010-06-30
21ST CENTURY HOLDING CO
filed 2010-08-16
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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

Common Stock, $.01 par value –7,946,384 outstanding as of August 16, 2010

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$60,417	$91,513
Debt maturities, held to maturity, at amortized cost	5,787	2,650
Equity securities, available for sale, at fair value	14,289	20,056

Total investments	80,493	114,219

Cash and short term investments	67,301	28,197
Prepaid reinsurance premiums	2,068	10,319
Premiums receivable, net of allowance for credit losses of $102 and $24, respectively	6,180	10,311
Reinsurance recoverable, net	13,918	15,302
Deferred policy acquisition costs	9,127	8,267
Deferred income taxes, net	4,439	4,675
Income taxes receivable	9,969	7,069
Property, plant and equipment, net	691	859
Other assets	2,382	3,671

Total assets	$196,568	$202,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$66,366	$70,611
Unearned premiums	55,104	50,857
Premiums deposits and customer credit balances	2,560	2,129
Bank overdraft	7,499	8,251
Deferred gain from sale of property	758	1,006
Accounts payable and accrued expenses	1,988	2,593

Total liabilities	134,275	135,447

Shareholders' equity:

Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,953,384, respectively.	79	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,421	50,185
Accumulated other comprehensive income	395	2,026
Retained earnings	11,398	15,151
Total shareholders' equity	62,293	67,442
Total liabilities and shareholders' equity	$196,568	$202,889

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)

Revenue:
Gross premiums written	$27,597	$33,601	$54,619	$62,032
Gross premiums ceded	(20,907)	(19,588)	(21,825)	(19,916)

Net premiums written	6,690	14,013	32,794	42,116

Increase (decrease) in prepaid reinsurance premiums	6,422	10,305	(6,639)	2,236
Increase in unearned premiums	(2,220)	(10,053)	(4,247)	(16,182)

Net change in prepaid reinsurance premiums and unearned premiums	4,202	252	(10,886)	(13,946)

Net premiums earned	10,892	14,265	21,908	28,170
Commission income	558	383	944	621
Finance revenue	103	91	176	174
Managing general agent fees	439	478	933	909
Net investment income	1,011	782	1,945	1,463
Net realized investment gains (losses)	1,599	69	3,824	(468)
Regulatory assessments recovered	51	1,188	567	1,736
Other income	381	70	518	382

Total revenue	15,034	17,326	30,815	32,987

Expenses:
Losses and LAE	10,196	8,974	19,261	17,848
Operating and underwriting expenses	3,013	2,506	5,729	4,459
Salaries and wages	2,176	1,897	4,248	3,806
Policy acquisition costs, net of amortization	3,035	2,915	6,495	5,659

Total expenses	18,420	16,292	35,733	31,772

(Loss) income before provision for income tax (benefit) expense	(3,386)	1,034	(4,918)	1,215
Provision for income tax (benefit) expense	(1,037)	250	(1,642)	128

Net (loss) income	$(2,349)	$784	$(3,276)	$1,087

Net (loss) income per share - basic	$(0.30)	$0.10	$(0.42)	$0.14

Net (loss) income per share - diluted	$(0.30)	$0.10	$(0.42)	$0.14

Weighted average number of common shares outstanding - basic	7,946,384	8,013,894	7,946,384	8,013,894

Weighted average number of common shares outstanding - diluted	7,946,384	8,013,894	7,946,384	8,013,894

Dividends paid per share	$-	$0.06	$0.06	$0.24

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities:
Net (loss) income	$(3,276)	$1,087
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of investment premium (discount), net	427	(233)

Depreciation and amortization of property plant and equipment, net	107	94
Net realized investment gains	(3,824)	(468)
Provision for credit losses, net	4	26
(Recovery) provision for uncollectible premiums receivable	(77)	70
Non-cash compensation	198	229
Changes in operating assets and liabilities:
Premiums receivable	4,208	(1,278)
Prepaid reinsurance premiums	8,251	4,396
Reinsurance recoverable, net	1,385	(1,999)
Income taxes recoverable	(2,900)	(614)
Deferred income tax expense, net of other comprehensive income	1,220	1,096
Policy acquisition costs, net of amortization	(860)	(3,290)
Other assets	1,036	(1,324)
Unpaid losses and LAE	(4,244)	2,996
Unearned premiums	4,247	16,182
Premium deposits and customer credit balances	431	325
Bank overdraft	(752)	(302)
Accounts payable and accrued expenses	(605)	(1,252)
Net cash provided by operating activities	4,976	15,741
Cash flow provided (used) by investing activities:
Proceeds from sale of investment securities	81,072	26,966
Purchases of investment securities available for sale	(46,565)	(103,128)
Purchases of property and equipment	60	(9)
Net cash provided (used) by investing activities	34,567	(76,171)
Cash flow used by financing activities:
Dividends paid	(477)	(962)
Tax benefit related to non-cash compensation	38	51
Net cash used by financing activities	(439)	(911)
Net increase (decrease) in cash and short term investments	39,104	(61,341)
Cash and short term investments at beginning of period	28,197	124,577
Cash and short term investments at end of period	$67,301	$63,236

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2010	2009
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$178
Non-cash investing and finance activities:
Accrued dividends payable	$-	$481

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(1) Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.

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

During the six months ended June 30, 2010, 79.3%, 12.3%, 3.4% and 5.0% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively. During the six months ended June 30, 2009, 83.3%, 13.6%, 2.8% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and loss adjustment expenses (“LAE”) are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of agents. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2010.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with FASB-issued guidance. The guidance establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. The guidance also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

FASB-issued guidance addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. The guidance requires that these securities be classified into one of three categories, Held-to-maturity, Trading, or Available-for-sale securities.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2010 and December 31, 2009. Changes in interest rates subsequent to June 30, 2010 and December 31, 2009 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2010 and December 31, 2009 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4“).  FSP FAS 157-4 is related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted and must be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements or condition.

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

In January 2010, the FASB issued Accounting Standard Update (“ASU”) ASU No. 2010-06: Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments in ASU 2010-06  require additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures, which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

 The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB-issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the six months ended June 30, 2010 or for the year ended December 31, 2008. Through 2007, we have been assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations; in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $6.8 million in connection with these assessments.

The State Board of Administration (“SBA”) and the FHCF Financing Corporation agreed to a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

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

Pursuant to Florida Statutes Section 627.3512, Federated National has since recouped the assessments by adding a surcharge to policies. Provisions contained in our excess of loss reinsurance policies provided for participation of our reinsurers totaling $1.8 million of the $2.3 million in assessments. There was no assessment made during the years 2007-2010.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Florida OIR issued an Order April 29, 2010, levying an increase to the emergency assessment to 1.30% from 1.0%, of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of the FHCF. The assessment was approved by the Florida SBA to fund FHCF losses stemming from the 2005 hurricane season. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after January 1, 2011. The FHCF emergency assessment will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed. Previously and still in effect, the Florida OIR issued a similar order dated January 11, 2007, levying an emergency assessment of 1.40% of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of Citizens’ High Risk Account. This order requires insurers to collect the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment is remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

(C) Operational Matters

The Company’s consolidated federal income tax returns for 2009, 2008, 2007, 2006 and 2005 are open for review by the Internal Revenue Service (“IRS”). The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its’ examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains open due to net operating loss carryforward to open years.

The Company’s consolidated Florida income tax returns for 2007, 2006 and 2005 are currently under review by the Florida Department of Revenue. The Florida income tax return for 2008 is open for review.

The Company has recorded a net deferred tax asset of $4.4 million as of June 30, 2010.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Relative to the Company’s commitments stemming from operational matters, effective on or about March 1, 2006, 21st Century sold its interest in the Lauderdale Lakes property to an unrelated party. As part of this transaction, 21st Century agreed to lease the same facilities for a five-year term. Our lease for this office space expires in December 2011.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2010	$320
2011	650
Total	$970

The Company is also involved in various legal actions arising in the ordinary course of business and not related to the insured claims activity. Please see the Company's Form 10-Q for the quarter ended March 31, 2010 for information regarding the settlement of the previously reported pending securities class action.

(5) Investments

FASB-issued guidance addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. FASB-issued guidance requires that these securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

Total investments decreased $33.7 million, or 29.5%, to $80.5 million as of June 30, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available for sale and carried at fair value represent 93% of total investments as of June 30, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the six months ended June 30, 2010.

Additional provisions contained in FASB-issued guidance address the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•	length of time and the extent to which the fair value has been less than amortized cost;

•
financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value;

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

•	historical volatility of the fair value of the security.

Pursuant to FASB-issued guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of June 30, 2010, all of our securities are in good standing and not impaired as defined by FASB-issued guidance, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.1 million as of June 30, 2010, compared to the total $0.4 million as of December 31, 2009.

The investments held as of June 30, 2010 and December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of June 30, 2010, 73% of the debt portfolio is in diverse industries and 27% is in United States government bonds.  As of June 30, 2010, approximately 81% of the equity holdings are in equities related to diverse industries and 19% are in mutual funds.

As of June 30, 2010, 43% of the investment portfolio is in corporate bonds, 16% is in obligations of states and political subdivisions, and 22% is in United States government bonds. Approximately 10% of the common stock holdings are related to foreign entities.

During the three months ended March 31, 2010, we re-classified $3.1 million of our bond portfolio from available for sale to held-to-maturity.

During the three months ended June 30, 2010, we did not reclassify any of our bond portfolio from available for sale to held-to-maturity.

As of June 30, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended June 30, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, the letter of credit in favor of Republic totaled $1.0 million. As of June 30, 2010, the letter of credit in favor of Republic totaled zero, and was replaced by a fully funded trust agreement that totaled $1.0 million.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$12,214	15.17%	$10,152	8.89%
Obligations of states and political subdivisions	12,693	15.77%	39,269	34.38%
Corporate	34,795	43.23%	42,092	36.85%
International	715	0.89%	-	0.00%
	60,417	75.06%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,787	7.19%	2,650	2.32%
Total debt securities	66,204	7.19%	94,163	2.32%

Equity securities, at market	14,289	17.75%	20,056	17.56%
Total investments	$80,493	100.00%	$114,219	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,520	$41,690	$56	$8,279
Equity securities	569	4,699	22	951
Total realized gains	2,089	46,389	78	9,230

Debt securities	(16)	1,086	(9)	3,962
Equity securities	(474)	2,442	-	883
Total realized losses	(490)	3,528	(9)	4,845

Net realized gains on investments	$1,599	$49,917	$69	$14,075

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,868	$56,272	$17	$16,131
Equity securities	2,661	18,047	-	1,102
Total realized gains	4,529	74,319	17	17,233

Debt securities	(40)	2,567	(228)	4,435
Equity securities	(665)	3,881	(257)	1,664
Total realized losses	(705)	6,448	(485)	6,099

Net realized gains (losses) on investments	$3,824	$80,767	$(468)	$23,332

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at June 30, 2010 and December 31, 2009 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
Debt Securities - Available For Sale:
United States government obligations and authorities	$11,958	$271	$16	$12,213
Obligations of states and political subdivisions	12,321	404	32	12,693
Corporate	32,550	2,262	17	34,795
International	697	19	-	716
	$57,526	$2,956	$65	$60,417

Debt Securities - Held To Maturity:
United States government obligations and authorities	$5,787	$253	$32	$6,008
Corporate	-	-	-	-
	$5,787	$253	$32	$6,008

Equity securities - common stocks	$16,547	$213	$2,471	$14,289

December 31, 2009
Debt Securities - Available For Sale:
Obligations of states and political subdivisions	$49,041	$695	$315	$49,421
Corporate	40,350	1,798	56	42,092
	$89,391	$2,493	$371	$91,513

Debt Securities - Held To Maturity:
United States government obligations and authorities	$2,650	$148	$5	$2,793
Corporate	-	-	-	-
	$2,650	$148	$5	$2,793

Equity securities - common stocks	$18,927	$1,840	$711	$20,056

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment gains (losses) by investment class, aged for length of time in a continuous unrealized gain (loss) position as of June 30, 2010.

	Unrealized Gains (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$256	$173	$83
Obligations of states and political subdivisions	372	24	348
Corporate	2,243	288	1,955
International	17	16	1
	2,888	501	2,387
Equity securities:
Common stocks	(2,255)	(1,924)	(331)

Total debt and equity securities	$633	$(1,423)	$2,056

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

Below is a summary of debt securities at June 30, 2010 and December 31, 2009, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$4,378	$4,423	$1,602	$1,615
Due after one through five years	28,680	29,686	49,821	50,885
Due after five through ten years	20,264	21,622	26,177	27,217
Due after ten years	9,991	10,694	14,441	14,589

Total	$63,313	$66,425	$92,041	$94,306

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $1,038,000 and $1,043,000, both maturing in 2012, were on deposit with the Florida OIR as of June 30, 2010, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$926	$630
Dividends on equity securities	82	117
Interest on cash and cash equivalents	3	35

Total investment income	$1,011	$782

Net realized gains (losses)	$1,599	$69

Proceeds from sales of debt and equity securities during the three months ended June 30, 2010 and 2009, were approximately $50.1 million and $14.1 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$1,771	$1,056
Dividends on equity securities	169	218
Interest on cash and cash equivalents	5	189

Total investment income	$1,945	$1,463

Net realized gains (losses)	$3,824	$(468)

Proceeds from sales of debt and equity securities during the six months ended June 30, 2010 and 2009, were approximately $81.1 million and $23.3 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	(Dollars in Thousands)
Net realized gains
Debt securities	$1,504	$47
Equity securities	95	22

Total	$1,599	$69

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of realized investment gains (losses) during the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$1,828	$(211)
Equity securities	1,996	(257)

Total	$3,824	$(468)

A summary of net unrealized gains (losses) follows.

	As of June 30, 2010	As of December 31, 2009
	(Dollars in Thousands)
Net unrealized gains (losses)
Debt securities	$2,888	$2,122
Equity securities	(2,255)	1,128

Total	$633	$3,250

(6) Fair Value Disclosure

In April 2009, the FASB-issued accounting guidance that if an entity determines that either the volume and/or level of activity for an investment security has significantly decreased (from normal conditions for that investment security) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. This guidance was applied prospectively.  The adoption of this guidance did not have an impact on the Company’s financial statements or condition.

In October 2008, the FASB-issued accounting guidance to clarify the application of GAAP in determining fair value of financial instruments in a market that is not active.  The guidance was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of this guidance does not have a material effect on our financial position, results of operations, cash flows or disclosures.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Securities available for sale:  The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis as of June 30, 2010, which are presented in accordance with this guidance, are as follows.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$12,213	$-	$12,213
Obligations of states and political subdivisions	-	12,693	-	12,693
Corporate	34,795	-	-	34,795
International	-	716	-	716
	34,795	25,622	-	60,417

Equity securities:
Common stocks	14,289	-	-	14,289
	14,289	-	-	14,289

Total debt and equity securities	$49,084	$25,622	$-	$74,706

Assets measured at fair value on a recurring basis as of December 31, 2009, presented in accordance with this guidance, are as follows.

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$10,152	$-	$10,152
Obligations of states and political subdivisions	-	39,269	-	39,269
Corporate	42,092	-	-	42,092
	42,092	49,421	-	91,513

Equity securities:
Common stocks	20,056	-	-	20,056
	20,056	-	-	20,056

Total debt and equity securities	$62,148	$49,421	$-	$111,569

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(7)  Comprehensive Income

For the three and six months ended June 30, 2010 and 2009, comprehensive income consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)

Net (loss) income	$(2,349)	$784	$(3,276)	$1,087

Change in net unrealized (losses) gains on investments available for sale	(1,748)	1,503	(2,617)	1,549
Comprehensive (loss) income, before tax	(4,097)	2,287	(5,893)	2,636

Income tax benefit (expense) related to items of other comprehensive income	658	(566)	985	(583)
Comprehensive (loss) income	$(3,439)	$1,721	$(4,908)	$2,053

(8) Reinsurance Agreements

Financing risk generally involves a combination of risk retention and risk transfer techniques. Retention, similar to a deductable, involves financing losses by funds internally generated. Transfer involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements there are reinsurance agreements. Following reinsurance agreements there are also retro-cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally, there are three separate kinds of reinsurance structures – quota share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiaries against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2010–2011 and 2009–2010 hurricane seasons and is expected to continue constricting its claim paying capacity for future seasons. This gradual restriction is requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Our property lines of business include homeowners’ multi-peril and fire. For the 2010-2011 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $353.3 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $270.2 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $211.0 million, or 59.7% of the $353.3 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2010-2011 hurricane season, inclusive of approximately $18.4 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $42.8 million.

The cost and amounts of reinsurance were based on management's analysis of Federated National's exposure to catastrophic risk. Our data will be subjected to exposure level analysis as of September 30, 2010. This analysis of our exposure level, in relation to the total exposures to the FHCF and excess of loss treaties, could produce changes in limits and reinsurance premiums because of the potential changes in our exposure level. Any change to management’s June 30, 2010 analysis will be amortized over the remaining balance of the underlying policy term. The Company’s retention will not change.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2010-2011 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating

UNITED STATES
American Agricultural Insurance	A		(2)
Everest Reinsurance Company	A+		(2)
Munich Reinsurance America, Inc.	A+		(2)
QBE Reinsurance Corporation	A		(2)

BERMUDA
ACE Tempest Reinsurance Ltd.	A+	*	(2)
Actua Re Limited	NR	*	(1)
Amlin Bermuda Limited	A		(2)
Ariel Reinsurance Company Limited	A-	*
DaVinci Reinsurance Limited	A	*	(2)
Flagstone Reinsurance Limited	A-
Montpelier Reinsurance Ltd.	A-		(2)
Nephila/ Allianz Risk Trnsfr Zurich (BDA)	NR-5	*	(2)
Renaissance Reinsurance Limited	A+	*	(2)
Torus Insurance (Bermuda) Limited	A-	*

UNITED KINGDOM
Antares Syndicate No. 1274 (AUL)	A		(2)
Broadgate Underwriting Limited Syndicate No. 1301 (BGT)	A		(2)
Arrow Syndicate No. 1910 (ARW)	A	*	(2)
Amlin Syndicate No. 2001 (AML)	A		(2)
Novae Syndicate No. 2007 (NVA)	A		(2)
Houson Casualty Co. (UK Branch)	A+		(2)

EUROPE
Lansforsakringar Sak Forsakringsaktiebolag	NR-5		(2)
Liberty Syndicates Paris/Syndicate 4472	A		(2)

* Reinstatement Premium Protection Program Participants

(1) Participant has funded a trust agreement for their exposure with approximately $3.8 million of cash and U.S. Government obligations of American institutions at fair market value.

(2) Standard & Poor's rated "A" or higher (investment grade - economic situation can affect finance)

For the 2009-2010 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $456.6 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $349.7 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program included coverage purchased from the private market, which afforded optional reinstatement premium protection that provided coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totaled approximately $259.0 million, or 56.7% of the $456.6 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

American Vehicle and Federated National entered into an 80% quota share treaty with Scor Reinsurance Company effective May 1, 2010 for all private passenger automobile policies in effect on May 1, 2010. This treaty included a ceding of unearned premium to the reinsurers. Our insurance companies will retain 20% of the policy risk for the term of the quota share term.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the six months ended June 30, 2010 or for the year ended December 31, 2008. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $6.8 million in connection with these assessments.

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

The FHCF reimbursement contract and addendums are all effective June 1, 2010, and the private excess of loss type treaties are all effective July 1, 2010; all treaties have a term of one year. Our reinsurance treaty with the FHCF has a significant credit risk, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. Additionally, the FHCF treaty contains an exclusion for “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.” This credit risk is mitigated by a fund cash buildup due to the absence of covered events in recent years.

To date, there have been no claims asserted against the reinsurers in connection with the 2010–2011 and 2009–2010 excess of loss and FHCF treaties.

As regards to the commercial multi-peril property program that began recording premium on August 28, 2009, we have secured an automatic facultative reinsurance agreement with Munich Re and Ascot for bound risks with total insured values not to exceed $10.0 million, with additional coverage in excess of $10.0 million available upon submission and subjected to underwriting guidelines. This coverage excludes catastrophic wind-storm risk. A.M. Best ratings for Munich Re and Ascot are A+ and A, respectively.

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

In order to expand our commercial business, American Vehicle has entered into various quota share reinsurance agreements whereby American Vehicle is the assuming reinsurer. On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing the opportunity to market and underwrite commercial insurance through a company that has an "A" rating with A.M. Best. This agreement is designed to enable the deployment of commercial general liability and other commercial insurance products in most of the contiguous 48 states to policyholders who require their commercial insurance policy to come from an insurance company with an A- or better A.M. Best rating. Operations began during the quarter ended June 30, 2009.

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of June 30, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $3.1 million as of June 30, 2010 and December 31, 2009, respectively.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of June 30, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 119,599 and 124,599 shares, respectively.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 638,718 and 736,951 shares, respectively.

Activity in our stock option plans for the period from January 1, 2008 to June 30, 2010 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	30,000	$4.36
Exercised	-	$-	-	$-
Cancelled	(5,000)	$13.70	(128,233)	$15.95
Outstanding at June 30, 2010	119,599	$15.97	638,718	$10.88

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Options outstanding as of June 30, 2010 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

June 30, 2010	67,889	$15.97	314,471	$10.88
December 31, 2010	13,670	$15.97	78,208	$10.88
December 31, 2011	18,670	$15.97	100,450	$10.88
December 31, 2012	18,670	$15.97	75,889	$10.88
December 31, 2013	700	$15.97	42,300	$10.88
December 31, 2014	-	$15.97	21,400	$10.88
Thereafter	-	$15.97	6,000	$10.88
Total options exercisable	119,599		638,718

Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation , as permitted by FASB-issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Upon the exercise of options, the Company issues authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2010 and 2009 include:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB-issued guidance, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of FASB-issued guidance. Results for prior periods have not been restated, as not required to be by the pronouncement.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended June 30, 2010 are lower by approximately $101,000 and $63,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2010 are lower by approximately $198,000 and $123,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended June 30, 2009 are lower by approximately $120,000 and $75,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2009 are lower by approximately $230,000 and $143,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Basic and diluted earnings per share for the three months ended June 30, 2010 would have been ($0.29), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.30).  Basic and diluted earnings per share for the six months ended June 30, 2010 would have been ($0.40), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.42).

Basic and diluted earnings per share for the three months ended June 30, 2009 would have been $0.11, if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of $0.10. Basic and diluted earnings per share for the six months ended June 30, 2009 would have been $0.16, if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of $0.14.

Because the change in income taxes payable includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. FASB-issued guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

There were no options granted during the three months ended June 30, 2010.   During the same period 2009, the weighted average fair value was $0.61 to $1.13, estimated on the date of grant using the Black-Scholes option-pricing model.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	June 30, 2010	June 30, 2009
Dividend yield	5.80%	7.20% - 17.30%
Expected volatility	82.36%	57.54% - 70.68%
Risk-free interest rate	1.33%	1.22% - 1.50%
Expected life (in years)	3.06	3.53 - 4.16

Summary information about the Company’s stock options outstanding at June 30, 2010 follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2010	Periods in Years	Exercise Price	June 30, 2010
1998 Plan	$6.67 - $27.79	119,599	2.84	$15.97	67,889
2002 Plan	$3.03 - $18.21	638,718	3.33	$10.88	314,471

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2010, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “21st Century” “Company,” “we,” “us” and “our,” refers to 21st Century Holding Company and its subsidiaries.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril, personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

We operate in certain states as an admitted carrier, meaning that we are licensed by those states and are subject to comprehensive regulation by them.  Admitted carriers are typically required to contribute financially to any state guarantee funds, such as in Florida.  In other states, we operate as a non-admitted carrier, which is sometimes also referred to as an “excess and surplus lines carrier.”  Non-admitted carriers are generally subject to less regulation by the states and typically are not required to contribute to state guarantee funds.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’ multi-peril, fire, allied lines and personal automobile insurance in Florida.

American Vehicle is licensed as an admitted carrier in Florida, and underwrites commercial general liability, and personal and commercial automobile insurance. American Vehicle is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states. American Vehicle operates as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.

We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of agents. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2010, 79.3%, 12.3%, 3.4% and 5.0% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively. During the six months ended June 30, 2009, 83.3%, 13.6%, 2.8% and 0.3% of the premiums we underwrote were for homeowners’ property and casualty, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Significant competition also emerged because of fundamental changes in 2007 made to the property and casualty insurance business in Florida, which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in Florida. Secondly, the law provided for rate relief to all policyholders. The law also authorized the state-owned insurance company, Citizens Property Insurance Corporation (“Citizens”), which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance. We believe that these aggressive marketplace changes in 2007 forced some carriers to pursue market share based on “best case” pricing models that may ultimately prove unprofitable from an underwriting perspective.

For example, during 2009 we noted that the Florida Office of Insurance Regulation (“Florida OIR”) placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. Through June 30, 2010, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

In recent years, approximately two-dozen new homeowner insurance companies received authority by the Florida OIR to commence business as admitted carriers in the state. At least one new carrier has been licensed to enter the Florida homeowners’ market during 2009 and another in 2010.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We face increased competition from existing carriers and new entrants in our niche markets. As mentioned earlier, in an effort to foster competition after the hurricanes of 2004 and 2005, the State of Florida loaned money to multiple carriers with certain debt covenants, including the maintenance of minimum written premium. Our competition has attempted to gain market share through aggressive pricing and generous policy acquisition costs, which has had an adverse affect on our ability to maintain market share. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Castle Key (formerly Allstate Floridian) Indemnity Insurance Company and Fidelity National Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as, but not limited to, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, Edison Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, and American Strategic Insurance Company.

Companies, which compete with us nationally in the commercial general liability insurance market, include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies.

Comparable companies in the personal automobile insurance market include Kingsway Amigo Insurance Company, United Automobile Insurance Company, Direct General Insurance Company, Ocean Harbor Insurance Company, and Security National Insurance Company, as well as national insurers such as Progressive Casualty Insurance Company and GEICO.

We reported decreased gross written premium for the three and six months ended June 30, 2010, and continue to face difficult economic conditions that affected our earnings. Performance during the three and six months ended June 30, 2010 was affected by our increased reinsurance costs and reduced earned premium due to mitigation credits.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended June 30, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of June 30, 2010 Compared with December 31, 2009

Total Investments

The Financial Accounting Standards Board (“FASB”) issued guidance that addresses accounting and reporting for (a) investments in equity securities that have readily determinable fair values and (b) all investments in debt securities. The guidance requires that these securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

Total investments decreased $33.7 million, or 29.5%, to $80.5 million as of June 30, 2010, compared with $114.2 million as of December 31, 2009. The decrease is due to our sale of investments for which the company recorded $3.8 million net realized investment gains. The proceeds will be reinvested after evaluating long and short-term investment options for the best yields that match our liquidity needs.

The debt and equity securities that are available for sale and carried at fair value represent 93% of total investments as of June 30, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the six months ended June 30, 2010.

Below is a summary of net unrealized gains and losses as of June 30, 2010 and December 31, 2009, by category.

	Unrealized Gains and (Losses)
	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$256	$(120)
Obligations of states and political subdivisions	372	500
Corporate	2,243	1,742
International	17	-
	2,888	2,122

Equity securities:
Common stocks	(2,255)	1,128

Total debt and equity securities	$633	$3,250

The company’s investment in marketable equity securities consist primarily of investments in common stock in diverse industries.  The $2.3 million unrealized losses are from common stocks held in these diverse industries as of June 30, 2010.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and, the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The FASB guidance also addresses the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

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

Pursuant to this guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available for sale, through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of June 30, 2010, all of our securities are in good standing and not impaired, except for our holdings in Blackrock Pfd, Inc., which continues to be impaired by $0.1 million as of June 30, 2010, compared to the total $0.4 million as of December 31, 2009.

During the six months ended June 30, 2010, in connection with the other-than-temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

The investments held as of June 30, 2010 were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds.  As of June 30, 2010, 73% of the debt portfolio is in diverse industries and 27% is in United States government bonds.  As of June 30, 2010, approximately 81% of the equity holdings are in equities related to diverse industries and 19% are in mutual funds.

As of June 30, 2010, 43% of the investment portfolio is in corporate bonds, 16% is in obligations of states and political subdivisions, and 22% is in United States government bonds. Approximately 10% of the common stock holdings are related to foreign entities.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, by type, our investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$12,213	15.17%	$10,152	8.89%
Obligations of states and political subdivisions	12,693	15.77%	39,269	34.38%
Corporate	34,795	43.23%	42,092	36.85%
International	716	0.89%	-	0.00%
	60,417	75.06%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,787	7.19%	2,650	2.32%
Total debt securities	66,204	7.19%	94,163	2.32%

Equity securities, at market	14,289	17.75%	20,056	17.56%
Total investments	$80,493	100.00%	$114,219	100.00%

As of June 30, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended June 30, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, a letter of credit in favor of Republic totaled $1.0 million. As of June 30, 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement that totaled $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $39.1 million, or 138.7%, to $67.3 million as of June 30, 2010, compared with $28.2 million as of December 31, 2009. The increase in cash and short-term investments is from normal portfolio turnover wherein investments were sold; we evaluate on an ongoing basis long and short-term investment options for the best yields that match our liquidity needs.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $8.2 million, or 80.0%, to $2.1 million as of June 30, 2010, compared with $10.3 million as of December 31, 2009.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ insurance book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $4.1 million, or 40.1%, to $6.2 million as of June 30, 2010, compared with $10.3 million as of December 31, 2009.

Our homeowners’ insurance premiums receivable decreased $5.4 million, or 60.3%, to $3.6 million as of June 30, 2010, compared with $9.0 million as of December 31, 2009. The balance at December 31, 2009 included $5.4 million receivable in connection with our Citizens’ assumed policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our commercial general liability insurance premiums receivable increased $0.4 million, or 44.9%, to $1.3 million as of June 30, 2010, compared with $0.9 million as of December 31, 2009.

Premiums receivable in connection with our automobile line of business increased $0.9 million, or 215.8%, to $1.4 million as of June 30, 2010, compared with $0.5 million as of December 31, 2009. See “Results of Operations-Six Months Ended June 30, 2010” for a discussion regarding the increase in the Company’s sale of auto insurance during 2010.

Our allowance for credit losses remained unchanged at approximately $0.1 million as of June 30, 2010, compared with as of December 31, 2009.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $1.4 million, or 9.0%, to $13.9 million as of June 30, 2010, compared with $15.3 million as of December 31, 2009. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $0.8 million, or 10.4%, to $9.1 million as of June 30, 2010, compared with $8.3 million as of December 31, 2009. The change is due to increased homeowner’s direct written and unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $0.3 million, or 5.0%, to $4.4 million as of June 30, 2010, compared with $4.7 million as of December 31, 2009. Deferred income taxes, net, is comprised of approximately $6.9 million and $9.1 million of deferred tax assets, net of approximately $2.5 million and $4.4 million of deferred tax liabilities as of June 30, 2010 and December 31, 2009, respectively.

Income Taxes Receivable

Income taxes receivable increased $2.9 million, or 41.0%, to $10.0 million as of June 30, 2010, compared with $7.1 million as of December 31, 2009. The change is due to our net loss as discussed within “Results of Operations-Six Months Ended June 30, 2010”.

Other Assets

Other assets decreased $1.3 million, or 35.1%, to $2.4 million as of June 30, 2010, compared with $3.7 million as of December 31, 2009. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	June 30, 2010	December 31, 2009
	(Dollars in Thousands)

Accrued interest income receivable	$740	$1,162
Notes receivable	483	599
Deposits	324	334
Prepaid expenses	491	644
Receivable for investments sold	-	567
Other	344	365
Total	$2,382	$3,671

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $4.2 million, or 6.0%, to $66.4 million as of June 30, 2010, compared with $70.6 million as of December 31, 2009. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,714	$15,657	$24,371	$8,705	$19,298	$28,003
Commercial General Liability	8,414	27,207	35,621	7,885	29,346	37,231
Automobile	3,187	3,187	6,374	2,612	2,765	5,377
Total	$20,315	$46,051	$66,366	$19,202	$51,409	$70,611

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

Unearned Premium

Unearned premiums increased $4.2 million, or 8.4%, to $55.1 million as of June 30, 2010, compared with $50.9 million as of December 31, 2009. The change was due to a $3.0 million increase in unearned homeowners’ insurance premiums, a $0.3 million decrease in unearned commercial general liability premiums, a less than $0.1 million increase in unearned flood insurance premiums, and a $1.5 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.5 million, or 20.2%, to $2.6 million as of June 30, 2010, compared with $2.1 million as of December 31, 2009. Premium deposits are monies received on policies not yet in-force as of March 31, 2010.

Bank Overdraft

Bank overdraft decreased $0.8 million, or 9.1%, to $7.5 million as of June 30, 2010, compared with $8.3 million as of December 31, 2009. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.2 million, or 24.7%, to $0.8 million as of June 30, 2010, compared with $1.0 million as of December 31, 2009. As required by FASB guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.6 million, or 23.3%, to $2.0 million as of June 30, 2010, compared with $2.6 million as of December 31, 2009.

Results of Operations
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Gross Premiums Written

Gross premiums written decreased $6.0 million, or 17.9%, to $27.6 million for the three months ended June 30, 2010, compared with $33.6 million for the three months ended June 30, 2009.  The following table denotes gross premiums written by major product line. This decline reflected primarily decreases in the sale of homeowners’ and commercial general liability policies, as described below.

	Three Months Ended June 30,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$22,205	80.46%	$28,660	85.30%
Commercial General Liability	3,240	11.74%	3,895	11.59%
Federal Flood	1,052	3.81%	1,018	3.03%
Automobile	1,100	3.99%	28	0.08%
Gross written premiums	$27,597	100.00%	$33,601	100.00%

On September 30, 2009, Federated National announced it received approval from the Florida OIR for a premium rate increase for its voluntary homeowner's program within the State of Florida. The premium rate increase, which averaged approximately 19%, was deployed on policies with effective dates of November 1, 2009 and December 1, 2009, for new and renewals, respectively.

On April 16, 2010, Federated National announced it received approval from the Florida OIR for a premium rate increase for its assumed homeowner's program from Citizens within the State of Florida. The premium rate increase, which averaged approximately 15%, will be deployed on Citizens take-out policies only with an effective date of July 1, 2010.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended June 30, 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($1.7) million and $4.2 million, respectively. As of June 30, 2010, 57.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.1 million (a 24.6% reduction of in-force premium), while 61.8 % of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.3 million, (a 27.9 % reduction of in-force premium), as of June 30, 2009.

Due in part to Florida’s mandated homeowners’ rates reduction and wind mitigation discounts, the Company’s sale of homeowners’ policies decreased $6.5 million, or 22.5%, to $22.2 million for the three months ended June 30, 2010, compared with $28.7 million for the three months ended June 30, 2009, gross of reinsurance costs. Our number of in-force homeowners’ policies increased by approximately 14,458, or 42.3%, to approximately 48,605 as of June 30, 2010, as compared to approximately 34,147 as of June 30, 2009.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

Federated National and American Vehicle are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On March 31, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”) subject to a $10.0 million infusion of capital into Federated National.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This infusion was completed effective March 31, 2010 and was in the form of a $5.0 million capital contribution from the Company and a $5.0 million loan from American Vehicle to Federated National evidenced by a $5.0 million subordinated surplus debenture due from Federated National to American Vehicle.  The capital infusion was approved by the Florida OIR. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, and from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

The Company’s sale of commercial general liability policies decreased by $0.7 million to $3.2 million for the three months ended June 30, 2010, compared with $3.9 million for the three months ended June 30, 2009. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$12	0.37%	$23	0.60%
Arkansas	-	0.00%	1	0.04%
California	7	0.23%	9	0.24%
Florida	2,650	81.80%	3,040	78.06%
Georgia	27	0.82%	68	1.74%
Kentucky	-	0.00%	1	0.02%
Louisiana	298	9.20%	435	11.17%
Oklahoma	3	0.09%	-	0.00%
South Carolina	-	0.00%	2	0.06%
Texas	242	7.47%	314	8.07%
Virginia	1	0.02%	2	0.00%
Total	$3,240	100.00%	$3,895	100.00%

The Company’s sale of auto insurance policies increased by $1.1 million to $1.1 million for the three months ended June 30, 2010, compared with less than $0.1 million for the three months ended June 30, 2009. The Company’s sale of auto insurance included new and renewal policies during the three months ended June 30, 2010, but was limited to renewal policies during the three months ended June 30, 2009.

Gross Premiums Ceded

Gross premiums ceded increased to $20.9 million for the three months ended June 30, 2010, compared with $19.6 million for the three months ended June 30, 2009. Gross premiums ceded to the Florida Hurricane Catastrophe Fund (“FHCF”) totaled $18.3 million, gross premiums ceded to the write-your-own flood program totaled $1.1 million and gross premiums ceded relating to our commercial automobile program totaled $1.5 for the three months ended June 30, 2010.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $6.4 million for the three months ended June 30, 2010, compared with an increase of $10.3 million for the three months ended June 30, 2009. The decreased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $2.2 million for the three months ended June 30, 2010, compared with an increase of $10.1 million for the three months ended June 30, 2009. The change was due to a $2.0 million increase in unearned homeowners’ insurance premiums, a $0.2 million decrease in unearned commercial general liability premiums, a $0.3 million increase in unearned automobile premiums, net of a $0.1 million increase in unearned flood premiums during the three months ended June 30, 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned decreased $3.4 million, or 23.7%, to $10.9 million for the three months ended June 30, 2010, compared with $14.3 million for the three months ended June 30, 2009.

The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$7,039	64.62%	$9,239	64.77%
Commercial General Liability	3,378	31.02%	4,978	34.90%
Automobile	475	4.36%	48	0.33%
Net premiums earned	$10,892	100.00%	$14,265	100.00%

The change in homeowners’ net premiums earned is due to a $6.5 million decrease in gross written premium as discussed, a $0.2 million change in gross premiums ceded and a $4.1 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $0.7 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The change in automobile net premiums earned is a result of a $1.0 million increase in gross written premium as discussed, a $1.4 million change in gross premiums ceded and a $0.8 million decrease in the change to unearned premium.

Commission Income

Commission income increased $0.2 million, or 45.7%, to $0.6 million for the three months ended June 30, 2010, compared with $0.4 million for the three months ended June 30, 2009. The primary sources of our commission income are our managing general agent services, write-your-own-flood premiums and our independent insurance agency, Insure-Link.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income increased $0.2 million, or 29.2%, to $1.0 million for the three months ended June 30, 2010, compared with $0.8 million for three months ended June 30, 2009.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.8%, respectively, for the three months ended June 30, 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.7%, respectively, for the three months ended June 30, 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.8% and 4.2%, respectively, for the three months ended June 30, 2010.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.5% and 3.8%, respectively, for the three months ended June 30, 2009.

See also “Analysis of Financial Condition As of June 30, 2010 Compared with December 31, 2009 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $1.6 million for the three months ended June 30, 2010, compared with net realized investment gains of $0.1 million for the three months ended June 30, 2009.  Realized investment gains recognized for the three months ended June 30, 2010 were higher in 2010 than in 2009 because of an overweight in corporate bonds, which have performed well during the first half of 2010, and were sold to lock in gains and bolster surplus.

During the three months ended June 30, 2010 and 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed in FASB-issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category during the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,520	$56
Equity securities	569	22
Total realized gains	2,089	78

Realized losses:
Debt securities	(16)	(9)
Equity securities	(474)	-
Total realized losses	(490)	(9)
Net realized gains on investments	$1,599	$69

Regulatory Assessments Recovered

Regulatory assessments recovered decreased $1.1 million, or 95.7%, to $0.1 million for the three months ended June 30, 2010, compared with $1.2 million for the three months ended June 30, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income

Other income increased $0.3 million, or 446.6%, to $0.4 million for the three months ended June 30, 2010, compared with $0.1 million for the three months ended June 30, 2009.

The major component of other income for the three months ended June 30, 2010 is approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in recognition of our gain on the sale of other retail property.

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

Losses and LAE increased by $1.2 million, or 13.6%, to $10.2 million for the three months ended June 30, 2010, compared with $9.0 million for the three months ended June 30, 2009. The overall change includes a $1.4 million increase in our homeowners’ program, a $1.0 million decrease in our commercial general liability program and a $0.8 million increase in connection with our automobile program.

We continue to revise our estimates of the ultimate financial impact of claims made resulting from past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation.

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,714	$15,657	$24,371	$8,705	$19,298	$28,003
Commercial General Liability	8,414	27,207	35,621	7,885	29,346	37,231
Automobile	3,187	3,187	6,374	2,612	2,765	5,377
Total	$20,315	$46,051	$66,366	$19,202	$51,409	$70,611

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $4.2 million during the three months ended June 30, 2010.

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended June 30, 2010 was 92.6% compared with 62.9% for the same period in 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the loss ratios by product line.

	Three Months Ended June 30,
	2010	2009
Homeowners'	103.34%	65.58%
Commercial General Liability	58.32%	60.32%
Automobile	235.77%	-65.35%
Fire	16.37%	0.00%
Inland Marine	54.58%	0.00%
All lines	92.62%	62.91%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.5 million, or 11.9%, to $3.0 million for the three months ended June 30, 2010, compared with $2.5 million for the three months ended June 30, 2009.  The change is partially due to a $0.2 million increase in consulting fees and a $0.2 million increase in surveys and underwriting reports.

Salaries and Wages

Salaries and wages increased $0.3 million, or 14.7%, to $2.2 million for the three months ended June 30, 2010, compared with $1.9 million for the three months ended June 30, 2009. The increase is due to staffing for additional lines of business.

The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $102,000 during the three months ended June 30, 2010 compared with approximately $110,000 for the three months ended June 30, 2009.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.1 million, or 4.1%, to $3.0 million for the three months ended June 30, 2010, compared with $2.9 million for the three months ended June 30, 2009.

Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. The increase to policy acquisition costs, net of amortization, is due to the higher acquisition costs associated with our new premium composition.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $1.0 million for the three months ended June 30, 2010, compared with a provision for income tax expense of $0.3 million for the three months ended June 30, 2009. The effective rate for income taxes was 30.6% for the three months ended June 30, 2010.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2010 was $2.3 million compared with net income of $0.8 million for the three months ended June 30, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Gross Premiums Written

Gross premiums written decreased $7.4 million, or 12.0%, to $54.6 million for the six months ended June 30, 2010, compared with $62.0 million for the six months ended June 30, 2009.  The following table denotes gross premiums written by major product line. This decline reflected primarily decreases in the sale of homeowners’ and commercial general liability policies, as described below.

	Six Months Ended June 30,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$43,304	79.28%	$51,688	83.32%
Commercial General Liability	6,739	12.34%	8,418	13.57%
Federal Flood	1,862	3.41%	1,754	2.83%
Automobile	2,714	4.97%	172	0.28%
Gross written premiums	$54,619	100.00%	$62,032	100.00%

See “Results of Operations-Three Months Ended June 30, 2010” for a discussion of our recently approved rate increases.

During the six months ended June 30, 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($0.5) million and $5.5 million, respectively. As of June 30, 2010, 57.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.1 million (a 24.6% reduction of in-force premium), while 61.8 % of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.3 million (a 27.9 % reduction of in-force premium), as of June 30, 2009.

Due in part to Florida’s mandated homeowners’ rates reduction and wind mitigation discounts, the Company’s sale of homeowners’ policies decreased $8.4 million, or 16.2%, to $43.3 million for the six months ended June 30, 2010, compared with $51.7 million for the six months ended June 30, 2009, gross of reinsurance costs. Our number of in-force homeowners’ policies decreased by approximately 4,001, or 7.6%, to approximately 48,605 as of June 30, 2010, as compared to approximately 52,606 as of December 31, 2009.

See “Results of Operations-Three Months Ended June 30, 2010” for a description of Federated National’s capital infusion and Demotech rating.

The Company’s sale of commercial general liability policies decreased by $1.7 million to $6.7 million for the six months ended June 30, 2010, compared with $8.4 million for the six months ended June 30, 2009. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$29	0.42%	$47	0.56%
Arkansas	1	0.01%	3	0.03%
California	8	0.11%	54	0.64%
Florida	5,558	82.49%	6,452	76.65%
Georgia	49	0.73%	154	1.82%
Kentucky	-	0.00%	1	0.01%
Louisiana	685	10.17%	1,227	14.58%
Oklahoma	4	0.06%	-	0.00%
South Carolina	1	0.01%	3	0.04%
Texas	403	5.99%	476	5.65%
Virginia	1	0.01%	1	0.02%
Total	$6,739	100.00%	$8,418	100.00%

The Company’s sale of auto insurance policies increased by $2.5 million to $2.7 million for the six months ended June 30, 2010, compared with $0.2 million for the six months ended June 30, 2009. The Company’s sale of auto insurance included new and renewal policies during the six months ended June 30, 2010, but was limited to renewal policies during the six months ended June 30, 2009.

Gross Premiums Ceded

Gross premiums ceded increased to $21.8 million for the six months ended June 30, 2010, compared with $19.9 million for the six months ended June 30, 2009. Gross premiums ceded to the FHCF totaled $18.3 million, gross premiums ceded to the write-your-own flood program totaled $1.9 million and gross premiums ceded relating to our commercial automobile program totaled $1.6 for the six months ended June 30, 2010.

(Decrease) Increase in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $6.6 million for the six months ended June 30, 2010, compared with an increase of $2.2 million for the six months ended June 30, 2009. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $4.2 million for the six months ended June 30, 2010, compared with an increase of $16.2 million for the six months ended June 30, 2009. The change was due to a $3.0 million increase in unearned homeowners’ insurance premiums, a $0.3 million decrease in unearned commercial general liability premiums, and a $1.5 million increase in unearned automobile premiums, net of a less than $0.1 million increase in unearned flood premiums during the six months ended June 30, 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See “Gross Premiums Written” discussion above.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned decreased $6.3 million, or 22.2%, to $21.9 million for the six months ended June 30, 2010, compared with $28.2 million for the six months ended June 30, 2009.

The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$14,066	64.20%	$17,515	62.17%
Commercial General Liability	6,973	31.83%	10,504	37.29%
Automobile	869	3.97%	151	0.54%
Net premiums earned	$21,908	100.00%	$28,170	100.00%

The change in homeowners’ net premiums earned is due to an $8.4 million decrease in gross written premium as discussed, a $0.3 million change in gross premiums ceded and a $5.3 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is due to a $1.7 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The change in automobile net premiums earned is a result of a $2.5 million increase in gross written premium as discussed, a $1.4 million change in gross premiums ceded and a $0.4 million increase in the change to unearned premium.

Commission Income

Commission income increased $0.3 million, or 52.1%, to $0.9 million for the six months ended June 30, 2010, compared with $0.6 million for the six months ended June 30, 2009. The primary sources of our commission income are our managing general agent services, write-your-own-flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.4 million, or 32.9%, to $1.9 million for the six months ended June 30, 2010, compared with $1.5 million for six months ended June 30, 2009.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.7% and 2.9%, respectively, for the six months ended June 30, 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 1.6% and 1.7%, respectively, for the six months ended June 30, 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.9% and 4.2%, respectively, for the six months ended June 30, 2010.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and  cash, were 3.9% and 4.1%, respectively, for the six months ended June 30, 2009.

See also “Analysis of Financial Condition As of June 30, 2010 Compared with December 31, 2009 – Investments” for a further discussion of our investment portfolio.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains (Losses)

Net realized investment gains were $3.8 million for the six months ended June 30, 2010, compared with net realized investment losses of $0.5 million for the six months ended June 30, 2009.  Realized investment gains recognized for the six months ended June 30, 2010 were higher in 2010 than in 2009 because of an overweight in corporate bonds, which have performed well during the first half of 2010, and were sold to lock in gains and bolster surplus.

During the six months ended June 30, 2010 and 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed by FASB. See “Results of Operations-Three Months Ended June 30, 2010” for a discussion of the factors we consider when determining the need to mark investments to market value.

The table below depicts the net realized investment gains (losses) by investment category during the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,868	$17
Equity securities	2,661	-
Total realized gains	4,529	17

Realized losses:
Debt securities	(40)	(228)
Equity securities	(665)	(257)
Total realized losses	(705)	(485)
Net realized gains (losses) on investments	$3,824	$(468)

Regulatory Assessments Recovered

Regulatory assessments recovered decreased $1.1 million, or 67.4%, to $0.6 million for the six months ended June 30, 2010, compared with $1.7 million for the six months ended June 30, 2009.

Other Income

Other income increased $0.1 million, or 35.7%, to $0.5 million for the six months ended June 30, 2010, compared with $0.4 million for the six months ended June 30, 2009.

The major component of other income for the six months ended June 30, 2010 is approximately $0.2 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $.02 million in recognition of our gain on the sale of other retail property.

Losses and LAE

Losses and LAE increased by $1.5 million, or 7.9%, to $19.3 million for the six months ended June 30, 2010, compared with $17.8 million for the six months ended June 30, 2009. The overall change includes a $2.7 million increase in our homeowners’ program, a $2.4 million decrease in our commercial general liability program and a $1.1 million increase in connection with our automobile program. See “Results of Operations-Three Months Ended June 30, 2010” for a further explanation of losses and LAE.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,714	$15,657	$24,371	$8,705	$19,298	$28,003
Commercial General Liability	8,414	27,207	35,621	7,885	29,346	37,231
Automobile	3,187	3,187	6,374	2,612	2,765	5,377
Total	$20,315	$46,051	$66,366	$19,202	$51,409	$70,611

Reserves for unpaid losses and LAE decreased by approximately $4.2 million during the six months ended June 30, 2010, as a result of our process of estimating claims. See “Results of Operations-Three Months Ended June 30, 2010” for a further explanation of losses and LAE.

Our loss ratio for the six-month period ended June 30, 2010 was 87.0% compared with 63.4% for the same period in 2009.

The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2010	2009
Homeowners'	96.72%	63.89%
Commercial General Liability	64.05%	63.31%
Automobile	159.03%	18.71%
Fire	15.69%	0.00%
Inland Marine	51.59%	0.00%
All lines	87.02%	63.35%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.2 million, or 23.8%, to $5.7 million for the six months ended June 30, 2010, compared with $4.5 million for the six months ended June 30, 2009.  The change is partially due to a $0.2 million increase in consulting fees, a $0.2 million increase in surveys and underwriting reports, a $0.1 million increase in bad debts expense, a $0.1 million increase in licenses and fees and a $0.1 million increase in accounting fees. The change is also due to a less than $0.1 million increase in computer maintenance fees, a less than $0.1 million increase in actuarial fees and a less than $0.1 million increase in boards and bureaus expense.

Salaries and Wages

Salaries and wages increased $0.4 million, or 11.6%, to $4.2 million for the six months ended June 30, 2010, compared with $3.8 million for the six months ended June 30, 2009. The increase is due to staffing for additional lines of business.

The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $198,000 during the six months ended June 30, 2010 compared with approximately $230,000 for the six months ended June 30, 2009.

Policy Acquisition Costs, Net of Amortization

Policy acquisition costs, net of amortization, increased $0.8 million, or 14.8%, to $6.5 million for the six months ended June 30, 2010, compared with $5.7 million for the six months ended June 30, 2009.

Policy acquisition costs, net of amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase to policy acquisition costs, net of amortization, is primarily due to commissions related to our voluntary homeowners’ gross written premium, which increased $6.9 million, or 18.3%, to $44.3 million for the six months ended June 30, 2010, compared with $37.4 million for the six months ended June 30, 2009.

Provision for Income Tax (Benefit) Expense

The provision for income tax benefit was $1.6 million for the six months ended June 30, 2010, compared with a provision for income tax expense of $0.1 million for the six months ended June 30, 2009. The effective rate for income taxes was 33.4% for the six months ended June 30, 2010.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the six months ended June 30, 2010 was $3.3 million compared with net income of $1.1 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, our primary sources of capital included proceeds from the sale of investment securities, decreased prepaid reinsurance premiums, increased unearned premiums, decreased premiums receivable, decreased reinsurance recoverable and decreased deferred income tax expense, net. Additional sources of capital included decreased other assets, increased premium deposits and customer credit balances, amortization of investment premium, non-cash compensation, depreciation and amortization and decreased property, plant and equipment, net.

During the six months ended June 30, 2010, operations provided net operating cash flow of $5.0 million, compared with having provided net operating cash flow of $15.7 million for the six months ended June 30, 2009.

During the six months ended June 30, 2010, operations generated $21.5 million of gross cash flow, due to an $8.3 million decrease in prepaid reinsurance premiums, a $4.3 million increase in unearned premiums, a $4.2 million decrease in premiums receivable, a $1.4 million decrease in reinsurance recoverable and a $1.2 million decrease in deferred income tax expense. Additional sources of cash included a $1.0 million decrease in other assets, a $0.4 million increase in premium deposits and customer credit balances, $0.4 million of amortization of investment premium, net, $0.2 million of non-cash compensation and $0.1 million of depreciation and amortization.

During the six months ended June 30, 2010, operations used $16.5 million of gross cash flow, due to a $4.2 million decrease in unpaid losses and LAE, $3.8 million net realized investment gains and a $2.9 million increase in income taxes recoverable. Additional uses of cash included $0.9 million policy acquisition costs, net of amortization, a $0.8 million decrease in bank overdraft, a $0.6 million decrease in accounts payable and accrued expenses, all in conjunction with a $3.3 million net loss.

During the six months ended June 30, 2010, net cash provided by investing activities was $34.5 million, compared with net cash used by investing activities of $76.2 million during the six months ended June 30, 2009. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June 30, 2010, investing activities generated $81.1 million and used $46.6 million.

During the six months ended June 30, 2010, net financing activities used $0.4 million, as compared with having used $0.9 million during the six months ended June 30, 2009. In 2010, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $0.5 million in dividends paid.

 The Company’s Board of Directors determined to temporarily suspend payment of dividends on the Company’s common stock. Please see “Results of Operations—Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009—Gross Premiums Written”. Because of the capital infusion from American Vehicle, the Company is currently working with the Florida OIR to establish the parameters for the resumption of the Company’s common stock dividends.

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

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Our investment objective is to maximize total rate of return after federal income taxes while maintaining liquidity and minimizing risk. Our current investment policy limits investment in non-investment-grade debt securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable. We also comply with applicable laws and regulations that further restrict the type, quality and concentration of our investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages.

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2010, approximately 90% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 91% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$12,214	15.17%	$10,152	8.89%
Obligations of states and political subdivisions	12,693	15.77%	39,269	34.38%
Corporate	34,795	43.23%	42,092	36.85%
International	715	0.89%	-	0.00%
	60,417	75.06%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,787	7.19%	2,650	2.32%
Total debt securities	66,204	7.19%	94,163	2.32%

Equity securities, at market	14,289	17.75%	20,056	17.56%
Total investments	$80,493	100.00%	$114,219	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June 30, 2010 and December 31, 2009, debt securities had the following quality ratings by Moody's or, if not rated by Moody's, by Standard and Poor's Company or Fitch.

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$25,917	39.14%	$40,390	42.90%
AA	9,150	13.82%	18,619	19.77%
A	24,070	36.36%	24,286	25.79%
BBB	6,677	10.09%	9,954	10.57%
Not rated	390	0.59%	914	0.97%
	$66,204	100.00%	$94,163	100.00%

21st Century Holding Company

The following table summarizes, by maturity, the debt securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$5,027	7.59%	$1,615	1.72%
One year to five years	34,992	52.86%	50,781	53.93%
Five years to 10 years	20,453	30.89%	27,178	28.86%
More than 10 years	5,732	8.66%	14,589	15.49%
Total debt securities	$66,204	100.00%	$94,163	100.00%

At June 30, 2010, the weighted average maturity of the debt portfolio was approximately 4.1 years.

The following table provides information about the financial instruments as of June 30, 2010 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2010	2011	2012	2013	2014	2015	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$-	$3,560	$4,465	$2,500	$500	$-	$3,157	$14,182	$14,411
Obligations of states and political subdivisions	1,125	225	990	1,250	1,040	270	6,660	11,560	12,693
Corporate securities	200	3,775	7,250	1,485	4,159	150	14,467	31,486	34,795
International securities	-	-	200	-	121	145	200	666	716
Collateralized mortgage obligations	-	-	2,575	769	-	-	-	3,343	3,589
Equity securities, at market	-	-	-	-	-	-	-	-	14,289
All investments	$1,325	$7,560	$15,480	$6,004	$5,820	$565	$24,484	$61,237	$80,493

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	1.25%	2.59%	3.66%	1.75%	0.00%	3.42%	2.60%
Obligations of states and political subdivisions	5.11%	5.25%	5.35%	4.17%	4.88%	5.00%	5.46%	5.21%
Corporate securities	7.25%	4.04%	3.69%	4.32%	5.37%	5.20%	6.57%	5.34%
International securities	0.00%	0.00%	4.50%	0.00%	4.10%	4.50%	5.00%	4.58%
Collateralized mortgage obligations	0.00%	0.00%	5.43%	5.50%	0.00%	0.00%	0.00%	5.45%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.43%	2.76%	3.78%	4.17%	4.95%	4.92%	5.85%	4.68%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2010.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

(b)

None

(c)

Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 1, 2009, the Company may purchase up to an additional $1.1 million of its common stock.  On October 28, 2009, the Company’s Board of Directors authorized, pursuant to Section 12 of the Securities and Exchange Act, the repurchase of up to an additional $4.0 million of its common stock.  Acting upon the Board’s authorization, the Company repurchased, for $38,758, a total 8,400 shares for an average price of $4.57 between October 29 and October 30, 2009 and for $217,618, a total 52,110 shares for an average price of $4.17 between November 1 and November 30, 2009. The Company also repurchased for $31,926, a total 7,000 shares for an average price of $4.24 between December 1 and December 2, 2009.  As of December 31, 2009, the Company may purchase up to an additional $4.8 million of its common stock.

During the six months ended June 30, 2010, the Company did not repurchase any of its common stock because the Company suspended the shares purchase program, as directed by the OIR.

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

None

21st Century Holding Company

Item 5

Other Information

None

Item 6

Exhibits

10.1 Reimbursement Contract between Federated National Insurance Company and The State Board of  Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

10.2 Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

10.3 Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The  State Board of Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

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
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial Officer)

Date: August 16, 2010

21st Century Holding Company

EXHIBIT INDEX

10.1 Reimbursement Contract between Federated National Insurance Company and The State Board of  Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

10.2 Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

10.3 Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The  State Board of Administration of Florida (SBA), which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2010 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on June 4, 2010).

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.