Form 10-Q
period 2010-09-30
21ST CENTURY HOLDING CO
filed 2010-11-15
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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

Common Stock, $.01 par value –7,946,384 outstanding as of November 15, 2010

21ST CENTURY HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2010	December 31, 2009
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$85,512	$91,513
Debt maturities, held to maturity, at amortized cost	5,782	2,650
Equity securities, available for sale, at fair value	19,654	20,056

Total investments	110,948	114,219

Cash and short term investments	34,555	28,197
Prepaid reinsurance premiums	3,285	10,319
Premiums receivable, net of allowance for credit losses of $99 and $24, respectively	5,789	10,311
Reinsurance recoverable, net	10,230	15,302
Deferred policy acquisition costs	7,675	8,267
Deferred income taxes, net	5,687	4,675
Income taxes receivable	2,260	7,069
Property, plant and equipment, net	698	859
Other assets	2,291	3,671

Total assets	$183,418	$202,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$63,455	$70,611
Unearned premiums	47,850	50,857
Premiums deposits and customer credit balances	2,467	2,129
Bank overdraft	6,050	8,251
Deferred gain from sale of property	633	1,006
Accounts payable and accrued expenses	1,090	2,593

Total liabilities	121,545	135,447

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,953,384, respectively.	79	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,506	50,185
Accumulated other comprehensive income	1,158	2,026
Retained earnings	10,130	15,151
Total shareholders' equity	61,873	67,442
Total liabilities and shareholders' equity	$183,418	$202,889

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$17,698	$12,917	$72,317	$74,949
Gross premiums ceded	(29,526)	(36,804)	(51,352)	(56,720)

Net premiums written	(11,828)	(23,887)	20,965	18,229

Increase in prepaid reinsurance premiums	16,194	22,300	9,555	24,535
Decrease (Increase) in unearned premiums	7,255	11,098	3,008	(5,084)

Net change in prepaid reinsurance premiums and unearned premiums	23,449	33,398	12,563	19,451

Net premiums earned	11,621	9,511	33,528	37,680
Commission income	399	117	1,343	738
Finance revenue	110	62	286	236
Managing general agent fees	310	308	1,243	1,216
Net investment income	925	925	2,871	2,389
Net realized investment gains	1,864	1,550	5,688	1,082
Regulatory assessments recovered	115	294	682	2,029
Other income	135	232	653	614

Total revenue	15,479	12,999	46,294	45,984

Expenses:
Losses and LAE	8,669	11,119	27,930	28,965
Operating and underwriting expenses	2,542	2,500	8,271	6,959
Salaries and wages	2,146	1,961	6,394	5,766
Policy acquisition costs - amortization	3,913	3,818	10,408	9,477

Total expenses	17,270	19,398	53,003	51,167

Loss before provision for income tax benefit	(1,791)	(6,398)	(6,709)	(5,182)
Income tax benefit	(523)	(2,404)	(2,165)	(2,276)

Net loss	$(1,268)	$(3,994)	$(4,544)	$(2,906)

Net loss per share - basic	$(0.16)	$(0.50)	$(0.57)	$(0.36)

Net loss per share - diluted	$(0.16)	$(0.50)	$(0.57)	$(0.36)

Weighted average number of common shares outstanding - basic	7,946,384	8,013,894	7,946,384	8,013,894

Weighted average number of common shares outstanding - diluted	7,946,384	8,013,894	7,946,384	8,013,894

Dividends paid per share	$-	$0.06	$0.06	$0.30

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(4,544)	$(2,906)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Amortization of investment premium (discount), net	660	(433)

Depreciation and amortization of property plant and equipment, net	165	137
Net realized investment (gains) losses	(5,688)	1,082
Provision for credit losses, net	2	34
(Recovery) provision for uncollectible premiums receivable	(75)	92
Non-cash compensation	209	255
Changes in operating assets and liabilities:
Premiums receivable	4,596	(895)
Prepaid reinsurance premiums	7,034	(8,087)
Reinsurance recoverable, net	5,072	5,374
Income taxes recoverable	4,810	(4,802)
Deferred income tax expense, net of other comprehensive income	(489)	6,097
Policy acquisition costs, net of amortization	592	(1,480)
Other assets	1,005	(766)
Unpaid losses and LAE	(7,155)	1,510
Unearned premiums	(3,008)	5,084
Premium deposits and customer credit balances	337	348
Bank overdraft	(2,201)	2,776
Accounts payable and accrued expenses	(1,503)	(1,235)
Net cash (used) provided by operating activities	(181)	2,185
Cash flow provided (used) by investing activities:
Proceeds from sale of investment securities	111,805	51,476
Purchases of investment securities available for sale	(104,897)	(128,808)
Purchases of property and equipment	(4)	(13)
Net cash provided (used) by investing activities	6,904	(77,345)
Cash flow used by financing activities:
Dividends paid	(477)	(1,443)
Tax benefit related to non-cash compensation	112	123
Net cash used by financing activities	(365)	(1,320)
Net increase (decrease) in cash and short term investments	6,358	(76,480)
Cash and short term investments at beginning of period	28,197	124,577
Cash and short term investments at end of period	$34,555	$48,097

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

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners’”), personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida.

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

During the nine months ended September 30, 2010, 77.6%, 13.6%, 4.3% and 4.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During the nine months ended September 30, 2009, 79.3%, 16.7%, 3.7% and 0.3% of the premiums we underwrote were for homeowners’,  commercial general liability, federal flood, and personal automobile insurance, respectively.

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

We are focusing our marketing efforts on continuing to expand our distribution network and market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. For example, American Vehicle became an admitted insurer in the state of Georgia during the quarter ended September 30, 2010. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Until this year, both Federated National and American Vehicle were licensed in the state of Florida to write commercial automobile related lines of business. Currently, American Vehicle has a relatively small amount of commercial automobile premium in-force. However, Federated National has not written any commercial automobile related business in several years and as such has surrendered its authority to write this line of business in Florida. This decision is not expected to have any effect on operations.

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of agents. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2010.

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

We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2010 and December 31, 2009. Changes in interest rates subsequent to September 30, 2010 and December 31, 2009 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2010 and December 31, 2009 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

In October 2010, the FASB issued ASU No. 2010-26: Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, a consensus of FASB Emerging Issues Task Force.  The amendments in this Update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this Update specify that the costs must be based on successful efforts (that is, acquiring a new or renewal contract).  The amendments also specify that advertising costs should be included as deferred acquisition costs under certain circumstances.  The amendments in this Update are effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2011.  The amendments in this Update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2010 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the nine months ended September 30, 2010 or for the year ended December 31, 2008. Through 2007, we have been assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations; in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida Office of Insurance Regulation (“Florida OIR”), we have since recouped $6.9 million in connection with these assessments.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Florida OIR issued an Order April 29, 2010, levying an increase to the emergency assessment to 1.3% from 1.0%, of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of the FHCF. The assessment was approved by the Florida SBA to fund FHCF losses stemming from the 2005 hurricane season. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after January 1, 2011. The FHCF emergency assessment will be remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed. Previously and still in effect, the Florida OIR issued a similar order dated January 11, 2007, levying an emergency assessment of 1.4% of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of Citizens’ High Risk Account. This order requires insurers to collect the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment is remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

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

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The Company’s consolidated Florida income tax returns for 2007, 2006, 2005 and 2004 were under examination by the Florida Department of Revenue as of September 31, 2010. The audit was settled and closed in early November 2010 with no change to tax years 2007, 2006 and 2005. The audit resulted in an immaterial adjustment to the 2004 tax year. The Florida income tax returns for 2008 and 2009 are open for review.

The Company has recorded a net deferred tax asset of $5.7 million as of September 30, 2010.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Relative to the Company’s commitments stemming from operational matters, we sold our interest in the building housing our operations in Lauderdale Lake on or about March 1, 2006 to an unrelated party. As part of this transaction, we agreed to lease the same facilities for a five-year term.  We amended the lease agreement and the note receivable on September 1, 2010. As part of the amendment, we discounted the note receivable and have discontinued the interest on the note. In consideration, we will pay a reduced lease payment for the remainder of the lease. Our lease for this office space expires in December 2011.

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2010	$182
2011	732
Total	$914

The Company is not currently involved in any legal actions arising from the ordinary course of business that are not related to the insured claims activity. Please see the Company's Form 10-Q for the quarter ended March 31, 2010 for information regarding the settlement of the previously reported pending securities class action.

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

Total investments decreased $3.3 million, or 2.9%, to $110.9 million as of September 30, 2010, compared with $114.2 million as of December 31, 2009.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of September 30, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the nine months ended September 30, 2010.

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

Pursuant to FASB-issued guidance, the Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of September 30, 2010, all of our securities are in good standing and not impaired as defined by FASB-issued guidance, compared with $0.4 million as of December 31, 2009.

The investments held as of September 30, 2010 and December 31, 2009, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of September 30, 2010, 75% of the debt portfolio is in diverse industries and 25% is in United States government bonds.  As of September 30, 2010, approximately 89% of the equity holdings are in equities related to diverse industries and 11% are in mutual funds.

As of September 30, 2010, 39% of the investment portfolio is in corporate bonds, 21% is in obligations of states and political subdivisions, and 21% is in United States government bonds. Approximately 10% of the common stock holdings are related to foreign entities.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2010, we re-classified $3.1 million of our bond portfolio from available-for-sale to held-to-maturity.

During the three months ended June 30, 2010, we did not reclassify any of our bond portfolio from available-for-sale to held-to-maturity.

During the three months ended September 30, 2010, we did not reclassify any of our bond portfolio from available-for-sale to held-to-maturity.

As of September 30, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended September 30, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, the letter of credit in favor of Republic totaled $1.0 million. As of September 30, 2010, the letter of credit in favor of Republic totaled zero, and was replaced by a fully funded trust agreement that totaled $1.0 million.

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$17,296	15.59%	$10,152	8.89%
Obligations of states and political subdivisions	23,005	20.73%	39,269	34.38%
Corporate	43,160	38.90%	42,092	36.85%
International	2,051	1.85%	-	0.00%
	85,512	77.07%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,782	5.22%	2,650	2.32%
Total debt securities	91,294	5.22%	94,163	2.32%

Equity securities, at market:	19,654	17.71%	20,056	17.56%
Total investments	$110,948	100.00%	$114,219	100.00%

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains for debt and equity securities for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$2,201	$25,432	$194	$9,964
Equity securities	194	2,579	1,943	10,250
Total realized gains	2,395	28,011	2,137	20,214

Debt securities	(19)	318	(441)	2,165
Equity securities	(512)	2,258	(146)	1,376
Total realized losses	(531)	2,576	(587)	3,541

Net realized gains on investments	$1,864	$30,587	$1,550	$23,755

The following table shows the realized gains for debt and equity securities for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$4,068	$81,704	$212	$26,089
Equity securities	2,856	20,626	1,942	11,352
Total realized gains	6,924	102,330	2,154	37,441

Debt securities	(59)	2,884	(669)	9,509
Equity securities	(1,177)	6,139	(403)	3,040
Total realized losses	(1,236)	9,023	(1,072)	12,549

Net realized gains on investments	$5,688	$111,353	$1,082	$49,990

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at September 30, 2010 and December 31, 2009 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
September 30, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$17,138	$191	$33	$17,296
Obligations of states and political subdivisions	22,368	657	20	23,005
Corporate	41,780	1,419	39	43,160
International	2,005	49	3	2,051
	$83,291	$2,316	$95	$85,512

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,782	$277	$12	$6,047
Corporate	-	-	-	-
	$5,782	$277	$12	$6,047

Equity securities - common stocks	$20,018	$971	$1,335	$19,654

December 31, 2009
Debt Securities - Available-For-Sale:
Obligations of states and political subdivisions	$49,041	$695	$315	$49,421
Corporate	40,350	1,798	56	42,092
	$89,391	$2,493	$371	$91,513

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$2,650	$148	$5	$2,793
Corporate	-	-	-	-
	$2,650	$148	$5	$2,793

Equity securities - common stocks	$18,927	$1,840	$711	$20,056

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment gains (losses) by investment class, aged for length of time in a continuous unrealized gain (loss) position as of September 30, 2010.

	Unrealized Gains (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$158	$64	$94
Obligations of states and political subdivisions	636	243	393
Corporate	1,381	523	858
International	46	23	23
	2,221	853	1,368
Equity securities:
Common stocks	(364)	(96)	(268)

Total debt and equity securities	$1,857	$757	$1,100

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

Below is a summary of debt securities at September 30, 2010 and December 31, 2009, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$8,863	$8,911	$1,602	$1,615
Due after one through five years	47,690	48,621	49,821	50,885
Due after five through ten years	26,581	27,758	26,177	27,217
Due after ten years	5,938	6,269	14,441	14,589

Total	$89,072	$91,559	$92,041	$94,306

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $1,037,000 and $1,042,000, both maturing in 2012, were on deposit with the Florida OIR as of September 30, 2010, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$739	$811
Dividends on equity securities	180	97
Interest on cash and cash equivalents	6	17

Total investment income	$925	$925

Net realized gains	$1,864	$1,550

Proceeds from sales of debt and equity securities during the three months ended September 30, 2010 and 2009, were approximately $30.6 million and $24.5 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$2,510	$1,868
Dividends on equity securities	350	315
Interest on cash and cash equivalents	11	206

Total investment income	$2,871	$2,389

Net realized gains	$5,688	$1,082

Proceeds from sales of debt and equity securities during the nine months ended September 30, 2010 and 2009, were approximately $111.7 million and $51.5 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$2,182	$(247)
Equity securities	(318)	1,797

Total	$1,864	$1,550

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of realized investment gains (losses) during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$4,009	$(457)
Equity securities	1,679	1,539

Total	$5,688	$1,082

A summary of net unrealized gains (losses) follows.

	As of September 30, 2010	As of December 31, 2009
	(Dollars in Thousands)
Net unrealized gains (losses)
Debt securities	$2,221	$2,122
Equity securities	(364)	1,128

Total	$1,857	$3,250

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

Securities available-for-sale:  The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized security exchanges.

Assets measured at fair value on a recurring basis as of September 30, 2010, presented in accordance with this guidance, are as follows.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$17,296	$-	$17,296
Obligations of states and political	-
subdivisions	-	23,005	-	23,005
Corporate	43,160	-	-	43,160
International	-	2,051	-	2,051
	43,160	42,352	-	85,512

Equity securities:
Common stocks	19,654	-	-	19,654
	19,654	-	-	19,654

Total debt and equity securities	$62,814	$42,352	$-	$105,166

Assets measured at fair value on a recurring basis as of December 31, 2009, presented in accordance with this guidance, are as follows.

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$10,152	$-	$10,152
Obligations of states and political subdivisions	-	39,269	-	39,269
Corporate	42,092	-	-	42,092
	42,092	49,421	-	91,513

Equity securities:
Common stocks	20,056	-	-	20,056
	20,056	-	-	20,056

Total debt and equity securities	$62,148	$49,421	$-	$111,569

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(7)  Comprehensive Loss

For the three and nine months ended September 30, 2010 and 2009, comprehensive loss consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)

Net loss	$(1,268)	$(3,993)	$(4,544)	$(2,906)

Change in net unrealized gains (losses) on investments available for sale	1,224	3,106	(1,393)	4,655
Comprehensive (loss) income, before tax	(44)	(887)	(5,937)	1,749

Income tax (expense) benefit related to items of other comprehensive loss	(461)	(1,218)	524	(1,801)
Comprehensive loss	$(505)	$(2,105)	$(5,413)	$(52)

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2010–2011 and 2009–2010 hurricane seasons and is expected to continue constricting its claim paying capacity for future seasons. This gradual restriction is requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech, Inc. (“Demotech”).

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Our property lines of business include homeowners’ and fire. For the 2010-2011 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $360.7 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $285.5 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $220.4 million, or 61.1% of the $360.7 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2010-2011 hurricane season, inclusive of approximately $19.1 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $46.5 million.

The cost and amounts of reinsurance were originally based on management's analysis of Federated National's exposure to catastrophic risk as of June 30, 2010. Our data was subjected to exposure level analysis as of September 30, 2010. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties produced changes in limits and reinsurance premiums because of increase in our exposure level. The September 30, 2010 change to limits total limits was an increase of $10.3 million or 2.9% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. The change to management’s June 30, 2010 analysis will be amortized over the remaining balance of the underlying policy term. The Company’s retention did not change.

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

American Vehicle and Federated National entered into an 80% quota share treaty with Scor Reinsurance Company effective May 1, 2010 for all private passenger automobile policies in effect on May 1, 2010. This treaty included a ceding of unearned premium to the reinsurers. Our insurance companies will retain 20% of the policy risk for the term of the quota share agreement.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

American Vehicle became an admitted insurer in the state of Georgia during the quarter ended September 30, 2010. As part of the ramp-up of our business in Georgia, we entered into an arrangement to write non-standard private passenger automobile insurance through a reputable managing general agent familiar with the Georgia market. A quota share treaty will cede 100% of the risk and be fully collateralized for unearned premium and unpaid loss and LAE.

Pursuant to commutation provisions contained in the original 2004 FHCF agreement, on August 10, 2010 Federated National and FHCF negotiated such a commutation agreement for the 2004 contract year. The terms of the agreement provide that Federated National release the FHCF from all its obligations under the original reinsurance agreement for a negotiated consideration as a final payment for all unpaid claims subject to the treaty. This negotiation resulted in a final commutation payment received by us for a total of $0.75 million, which the Company believes is adequate to pay loss and LAE including incurred but not yet reported (“IBNR”) for the subject losses. The benefit of the FHCF treaty inures to the benefit of the private reinsurers participating in the treaty.  Should our estimations for unpaid loss and LAE exceed our commutation with the FHCF and ultimately prove inadequate, our coverage in the private market will continue to indemnify us. We do not expect the private market coverage to be exhausted. Additionally, this commutation agreement did not have an effect on operational net income.

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the nine months ended September 30, 2010 or for the year ended December 31, 2008. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $6.9 million in connection with these assessments.

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

As regards to the commercial multi-peril property program that began recording premium on August 28, 2009, we have secured an automatic facultative reinsurance agreement with Munich Reinsurance America, Inc. and Ascot Underwriting Limited for bound risks with total insured values not to exceed $10.0 million, with additional coverage in excess of $10.0 million available upon submission and subjected to underwriting guidelines. This coverage excludes catastrophic wind-storm risk. A.M. Best ratings for Munich Re and Ascot are A+ and A, respectively.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of September 30, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $3.1 million as of September 30, 2010 and December 31, 2009, respectively.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of September 30, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 119,599 and 124,599 shares, respectively.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 702,685 and 736,951 shares, respectively.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option plans for the period from January 1, 2008 to September 30, 2010 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	104,500	$3.60
Exercised	-	$-	-	$-
Cancelled	(5,000)	$13.70	(138,766)	$15.36
Outstanding at September 30, 2010	119,599	$15.97	702,685	$10.12

Options outstanding as of September 30, 2010 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

September 30, 2010	72,589	$15.97	326,337	$10.12
December 31, 2010	8,970	$15.97	60,910	$10.12
December 31, 2011	18,670	$15.97	113,549	$10.12
December 31, 2012	18,670	$15.97	89,489	$10.12
December 31, 2013	700	$15.97	56,200	$10.12
December 31, 2014	-	$15.97	35,300	$10.12
Thereafter	-	$15.97	20,900	$10.12
Total options exercisable	119,599		702,685

Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB-issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Upon the exercise of options, the Company issues authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2010 and 2009 include the following.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended September 30, 2010 are lower by approximately $99,000 and $62,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2010 are lower by approximately $297,000 and $185,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended September 30, 2009 are lower by approximately $96,000 and $60,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2009 are lower by approximately $326,000 and $203,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended September 30, 2010 would have been ($0.15), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.16).  Basic and diluted earnings per share for the nine months ended September 30, 2010 would have been ($0.55), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.57).

Basic and diluted earnings per share for the three months ended September 30, 2009 would have been ($0.49), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.50). Basic and diluted earnings per share for the nine months ended September 30, 2009 would have been ($0.34), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.36).

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

The weighted average fair value of options granted during the three months ended September 30, 2010 was $1.62 and during the same period 2009 was $1.29, estimated on the date of grant using the Black-Scholes option-pricing model.

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The fair value of options granted is estimated on the date of grant using the following assumptions.

	September 30, 2010	September 30, 2009
Dividend yield	1.78% - 5.80%	5.90% - 17.30%
Expected volatility	74.62% - 82.36%	57.54% - 82.65%
Risk-free interest rate	0.99% - 1.33%	1.22% - 1.50%
Expected life (in years)	3.06 - 3.78	3.45 - 4.16

Summary information about the Company’s stock options outstanding at September 30, 2010 follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	September 30, 2010	Periods in Years	Exercise Price	September 30, 2010
1998 Plan	$6.67 - $27.79	119,599	2.59	$15.97	72,589
2002 Plan	$3.03 - $18.21	702,685	3.81	$10.12	326,337

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2010, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

(11) Subsequent Events

The Company has determined that there are no events or transactions occurring subsequent to September 30, 2010, that would have a material impact on the Company’s results of operations or financial condition as of September 30, 2010.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners’”), personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiaries, Federated National Insurance Company (“Federated National”) and American Vehicle Insurance Company (“American Vehicle”) and other insurance carriers. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

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

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 300 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. During 2009, Assurance MGA contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation and inland marine insurance through Assurance MGA’s existing network of agents. This process will continue throughout 2010 as Assurance MGA benefits from the arrangement by receiving commission revenue from policies sold by its insurance partners, while minimizing its risks.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2010, 77.6%, 13.6%, 4.3% and 4.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During the nine months ended September 30, 2009, 79.3%, 16.7%, 3.7% and 0.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

For example, during 2009 we noted that the Florida Office of Insurance Regulation (“Florida OIR”) placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. Through September 30, 2010, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

In recent years, approximately two-dozen new homeowner insurance companies received authority by the Florida OIR to commence business as admitted carriers in the state.

In 2006, the state of Florida created the Insurance Capital Build-Up Incentive Program in response to the catastrophic events that occurred during 2004 and 2005. This program provided matching capital funds to any new or existing carrier licensed to write homeowners’ insurance in the state of Florida under certain conditions.  This program resulted in a significant erosion of our homeowners’ insurance market since 2007.  We did not participate in the Insurance Capital Build-Up Incentive Program. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price.

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

Comparable companies in the personal automobile insurance market include Kingsway Amigo Insurance Company, United Automobile Insurance Company, Direct General Insurance Company, and Ocean Harbor Insurance Company, as well as national insurers such as Progressive Casualty Insurance Company and GEICO.

We reported decreased gross written premium for the nine months ended September 30, 2010, and continue to face difficult economic conditions that affected our earnings. Performance during the three and nine months ended September 30, 2010, was affected by our increased reinsurance costs and reduced earned premium due to mitigation credits.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended September 30, 2010 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of September 30, 2010 Compared with December 31, 2009

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

Total investments decreased $3.3 million, or 2.9%, to $110.9 million as of September 30, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of September 30, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during the nine months ended September 30, 2010.

Below is a summary of net unrealized gains and losses as of September 30, 2010 and December 31, 2009, by category.

	Unrealized Gains and (Losses)
	September 30, 2010	December 31, 2009
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$158	$(120)
Obligations of states and political subdivisions	636	500
Corporate	1,381	1,742
International	46	-
	2,221	2,122

Equity securities:
Common stocks	(364)	1,128

Total debt and equity securities	$1,857	$3,250

The Company’s investment in marketable equity securities consist primarily of investments in common stock in diverse industries.  The $0.4 million unrealized losses are from common stocks held in these diverse industries as of September 30, 2010.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and, the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The FASB-issued guidance also addresses the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors:

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of September 30, 2010, all of our securities are in good standing and not impaired, compared with $0.4 million of securities that were considered impaired as of December 31, 2009.

During the nine months ended September 30, 2010, in connection with the other-than-temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

The investments held as of September 30, 2010 were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds.  As of September 30, 2010, 75% of the debt portfolio is in diverse industries and 25% is in United States government bonds.  As of September 30, 2010, approximately 89% of the equity holdings are in equities related to diverse industries and 11% are in mutual funds.

As of September 30, 2010, 39% of the investment portfolio is in corporate bonds, 21% is in obligations of states and political subdivisions, and 21% is in United States government bonds. Approximately 10% of the common stock holdings are related to foreign entities.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, by type, our investments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$17,296	15.59%	$10,152	8.89%
Obligations of states and political subdivisions	23,005	20.73%	39,269	34.38%
Corporate	43,160	38.90%	42,092	36.85%
International	2,051	1.85%	-	0.00%
	85,512	77.07%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,782	5.22%	2,650	2.32%
Total debt securities	91,294	5.22%	94,163	2.32%

Equity securities, at market:	19,654	17.71%	20,056	17.56%
Total investments	$110,948	100.00%	$114,219	100.00%

As of September 30, 2010 and December 31, 2009, we have classified $5.8 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.1 million for the period ended September 30, 2010 and December 31, 2009, respectively.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, a letter of credit in favor of Republic totaled $1.0 million. As of September 30, 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement that totaled $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $6.4 million, or 22.6%, to $34.6 million as of September 30, 2010, compared with $28.2 million as of December 31, 2009. The increase in cash and short-term investments is from normal portfolio turnover wherein investments were sold; we evaluate on an ongoing basis long and short-term investment options for the best yields that match our liquidity needs.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $7.0 million, or 68.2%, to $3.3 million as of September 30, 2010, compared with $10.3 million as of December 31, 2009.  The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ insurance book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $4.5 million, or 43.9%, to $5.8 million as of September 30, 2010, compared with $10.3 million as of December 31, 2009.

Our homeowners’ insurance premiums receivable decreased $6.0 million, or 66.6%, to $3.0 million as of September 30, 2010, compared with $9.0 million as of December 31, 2009. The balance at December 31, 2009 included $5.4 million receivable in connection with our Citizens’ assumed policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our commercial general liability insurance premiums receivable increased $0.8 million, or 94.0%, to $1.7 million as of September 30, 2010, compared with $0.9 million as of December 31, 2009.

Premiums receivable in connection with our automobile line of business increased $0.7 million, or 159.1%, to $1.2 million as of September 30, 2010, compared with $0.5 million as of December 31, 2009. See “Results of Operations-Nine Months Ended September 30, 2010” for a discussion regarding the increase in the Company’s sale of auto insurance during 2010.

Our allowance for credit losses remained unchanged at approximately $0.1 million as of September 30, 2010, compared with as of December 31, 2009.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $5.1 million, or 33.1%, to $10.2 million as of September 30, 2010, compared with $15.3 million as of December 31, 2009. The change is due to payment patterns by our reinsurers. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC decreased $0.6 million, or 7.2%, to $7.7 million as of September 30, 2010, compared with $8.3 million as of December 31, 2009. The change is due to decreased homeowners’ and commercial general liability written and unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $1.0 million, or 21.7%, to $5.7 million as of September 30, 2010, compared with $4.7 million as of December 31, 2009. Deferred income taxes, net, is comprised of approximately $7.6 million and $9.1 million of deferred tax assets, net of approximately $1.9 million and $4.4 million of deferred tax liabilities as of September 30, 2010 and December 31, 2009, respectively.

Income Taxes Receivable

Income taxes receivable decreased $4.8 million, or 68.0%, to $2.3 million as of September 30, 2010, compared with $7.1 million as of December 31, 2009. The change is due to the receipt of our prior year refund, net of our loss as discussed within “Results of Operations-Nine Months Ended September 30, 2010”.

Other Assets

Other assets decreased $1.4 million, or 37.6%, to $2.3 million as of September 30, 2010, compared with $3.7 million as of December 31, 2009. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	September 30, 2010	December 31, 2009
	(Dollars in Thousands)

Accrued interest income receivable	$886	$1,162
Notes receivable	456	599
Deposits	287	334
Prepaid expenses	355	644
Receivable for investments sold	-	567
Other	307	365
Total	$2,291	$3,671

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $7.1 million, or 10.1%, to $63.5 million as of September 30, 2010, compared with $70.6 million as of December 31, 2009. The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$6,987	$14,728	$21,715	$8,705	$19,298	$28,003
Commercial General Liability	7,781	27,230	35,011	7,885	29,346	37,231
Automobile	3,481	3,248	6,729	2,612	2,765	5,377
Total	$18,249	$45,206	$63,455	$19,202	$51,409	$70,611

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

Unearned Premium

Unearned premiums decreased $3.1 million, or 5.9%, to $47.8 million as of September 30, 2010, compared with $50.9 million as of December 31, 2009. The change was due to a $3.9 million decrease in unearned homeowners’ insurance premiums, a $0.6 million decrease in unearned commercial general liability premiums, a $0.3 million increase in unearned flood insurance premiums, and a $1.1 million increase in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.4 million, or 15.8%, to $2.5 million as of September 30, 2010, compared with $2.1 million as of December 31, 2009. Premium deposits are monies received on policies not yet in-force as of September 30, 2010.

Bank Overdraft

Bank overdraft decreased $2.2 million, or 26.7%, to $6.1 million as of September 30, 2010, compared with $8.3 million as of December 31, 2009. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.4 million, or 37.1%, to $0.6 million as of September 30, 2010, compared with $1.0 million as of December 31, 2009. As required by FASB guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.5 million, or 57.9%, to $1.1 million as of September 30, 2010, compared with $2.6 million as of December 31, 2009.

Results of Operations
Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Gross Premiums Written

Gross premiums written increased $4.8 million, or 37.0%, to $17.7 million for the three months ended September 30, 2010, compared with $12.9 million for the three months ended September 30, 2009.  The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Three Months Ended September 30,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$12,860	72.67%	$7,815	60.51%
Commercial General Liability	3,075	17.37%	4,072	31.52%
Federal Flood	1,239	7.00%	983	7.61%
Automobile	524	2.96%	47	0.36%
Gross written premiums	$17,698	100.00%	$12,917	100.00%

On September 30, 2009, Federated National announced it received approval from the Florida OIR for a premium rate increase for its voluntary homeowners’ program within the state of Florida. The premium rate increase, which averaged approximately 19%, was deployed on policies with effective dates of November 1, 2009 and December 1, 2009, for new and renewals, respectively.

On April 16, 2010, Federated National announced it received approval from the Florida OIR for a premium rate increase for its assumed homeowners’ program from Citizens within the state of Florida. The premium rate increase, which averaged approximately 15%, was implemented on Citizens take-out policies only with an effective date of July 1, 2010.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 25.8% of the pre-credit premium, or $26.4 million, as of September 30, 2010, as compared with 27.7% of the pre-credit premium, or $23.6 million, as of September 30, 2009.

During the three months ended September 30, 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($0.6) million and $0.3 million, respectively. As of September 30, 2010, 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million (a 25.8% reduction of in-force premium), while 62.2% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.6 million, (a 27.7 % reduction of in-force premium), as of September 30, 2009.

The Company’s increase in the sale of homeowners’ policies by $5.1 million, or 64.6%, to $12.9 million for the three months ended September 30, 2010, compared with $7.8 million for the three months ended September 30, 2009 is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  Our number of in-force homeowners’ policies increased by approximately 7,400, or 20.9%, to approximately 43,000 as of September 30, 2010, as compared with approximately 35,600 as of September 30, 2009.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

Federated National and American Vehicle are currently rated by Demotech, Inc. (“Demotech”) as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On March 31, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”) subject to a $10.0 million infusion of capital into Federated National.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This infusion was completed effective March 31, 2010 and was in the form of a $5.0 million capital contribution from the Company and a $5.0 million loan from American Vehicle to Federated National evidenced by a $5.0 million subordinated surplus debenture due from Federated National to American Vehicle.  The capital infusion was approved by the Florida OIR. In a subsequent letter dated August 31, 2010, Demotech affirmed the company's current FSR of A. The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, and from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our ratings could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our ratings could prevent independent agents from selling and servicing our insurance products.

The Company’s sale of commercial general liability policies decreased by $1.0 million to $3.1 million for the three months ended September 30, 2010, compared with $4.1 million for the three months ended September 30, 2009. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$6	0.20%	$11	0.27%
Arkansas	-	0.00%	1	0.02%
California	21	0.68%	-	0.00%
Florida	2,654	86.31%	3,584	88.03%
Georgia	17	0.55%	76	1.87%
Louisiana	208	6.76%	199	4.89%
Oklahoma	4	0.13%	-	0.00%
Texas	163	5.30%	201	4.92%
Virginia	2	0.07%	-	0.00%
Total	$3,075	100.00%	$4,072	100.00%

The Company’s sale of auto insurance policies increased to $0.5 million for the three months ended September 30, 2010, compared with less than $0.1 million for the three months ended September 30, 2009. The Company’s sale of auto insurance included new and renewal policies during the three months ended September 30, 2010, but was limited to renewal policies during the three months ended September 30, 2009.

Gross Premiums Ceded

Gross premiums ceded decreased to $29.5 million for the three months ended September 30, 2010, compared with $36.8 million for the three months ended September 30, 2009, due to our decreased cost of reinsurance. Gross premiums ceded to the Florida Hurricane Catastrophe Fund (“FHCF”) totaled $28.2 million, gross premiums ceded to the write-your-own flood program totaled $1.2 million and gross premiums ceded relating to our commercial automobile program totaled less than $0.1 million for the three months ended September 30, 2010.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $16.2 million for the three months ended September 30, 2010, compared with $22.3 million for the three months ended September 30, 2009. The decreased charge to written premium is associated with our decreased cost of reinsurance and the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $7.3 million for the three months ended September 30, 2010, compared with $11.1 million for the three months ended September 30, 2009. The change was due to a $6.9 million decrease in unearned homeowners’ insurance premiums, a $0.2 million decrease in unearned commercial general liability premiums, a $0.4 million decrease in unearned automobile premiums, net of a $0.2 million increase in unearned flood premiums during the three months ended September 30, 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $2.1 million, or 22.2%, to $11.6 million for the three months ended September 30, 2010, compared with $9.5 million for the three months ended September 30, 2009.

The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$7,912	68.08%	$4,861	51.11%
Commercial General Liability	3,271	28.15%	4,587	48.23%
Automobile	438	3.77%	63	0.66%
Net premiums earned	$11,621	100.00%	$9,511	100.00%

The change in homeowners’ net premiums earned is due to a $5.0 million increase in gross written premium as discussed, a $7.6 million decrease in gross premiums ceded and a $9.6 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $1.0 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.3 million decrease in the net change to unearned premium.

The change in automobile net premiums earned is a result of a $0.5 million increase in gross written premium as discussed, a $0.1 million decrease in gross premiums ceded and a less than $0.1 million decrease in the change to unearned premium.

Commission Income

Commission income increased $0.3 million, or 240.2%, to $0.4 million for the three months ended September 30, 2010, compared with $0.1 million for the three months ended September 30, 2009. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income remained unchanged at $0.9 million for the three months ended September 30, 2010, compared with $0.9 million for three months ended September 30, 2009.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended September 30, 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.4%, respectively, for the three months ended September 30, 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.5%, respectively, for the three months ended September 30, 2010.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.3% and 3.6%, respectively, for the three months ended September 30, 2009.

See also “Analysis of Financial Condition As of September 30, 2010 Compared with December 31, 2009 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $1.9 million for the three months ended September 30, 2010, compared with $1.6 million for the three months ended September 30, 2009.  Realized investment gains recognized for the three months ended September 30, 2010 were higher in 2010 than in 2009 because of an overweight in corporate bonds, which have performed well during 2010, and were sold to lock in gains and bolster surplus.

During the three months ended September 30, 2010 and 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed in FASB-issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category during the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$2,201	$194
Equity securities	194	1,943
Total realized gains	2,395	2,137

Realized losses:
Debt securities	(19)	(441)
Equity securities	(512)	(146)
Total realized losses	(531)	(587)
Net realized gains on investments	$1,864	$1,550

Other Income

Other income decreased $.01 million, or 41.9%, to $0.1 million for the three months ended September 30, 2010, compared with $0.2 million for the three months ended September 30, 2009. The major component of other income for the three months ended September 30, 2010 is approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $2.4 million, or 22.0%, to $8.7 million for the three months ended September 30, 2010, compared with $11.1 million for the three months ended September 30, 2009. The overall change includes a $1.4 million decrease in our homeowners’ program and a $2.1 million decrease in our commercial general liability program; these decreases are due to favorable experience in these markets based in part on enhanced underwriting and claim processing techniques. The overall increase also includes a $1.1 million increase in connection with our re-launched automobile program which has experienced adverse development in its’ initial phase.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$6,987	$14,728	$21,715	$8,705	$19,298	$28,003
Commercial General Liability	7,781	27,230	35,011	7,885	29,346	37,231
Automobile	3,481	3,248	6,729	2,612	2,765	5,377
Total	$18,249	$45,206	$63,455	$19,202	$51,409	$70,611

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $7.2 million during the three months ended September 30, 2010. This overall change includes a $6.3 million decrease in our homeowners’ program and a $2.2 million decrease in our commercial general liability program; these decreases are due to favorable experience in these markets based in part on enhanced underwriting and claim processing techniques. The overall increase also includes a $1.3 million increase in connection with our re-launched automobile program which has experienced adverse development in its’ initial phase.

In accordance with GAAP and for the reasons discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended September 30, 2010 was 73.6% compared with 118.7% for the same period in 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the loss ratios by product line.

	Three Months Ended September 30,
	2010	2009
Homeowners'	84.74%	156.40%
Commercial General Liability	38.48%	80.80%
Automobile	222.10%	-68.80%
Fire	12.29%	0.00%
Inland Marine	33.57%	0.00%
All lines	74.60%	116.91%

Operating and Underwriting Expenses

Operating and underwriting expenses remained unchanged at $2.5 million for the three months ended September 30, 2010, compared with $2.5 million for the three months ended September 30, 2009.

Salaries and Wages

Salaries and wages increased $0.1 million, or 9.5%, to $2.1 million for the three months ended September 30, 2010, compared with $2.0 million for the three months ended September 30, 2009. The increase is due to staffing for additional lines of business.

The charge to operations for stock-based compensation, in accordance with FASB guidance, remained unchanged at approximately $0.1 million during the three months ended September 30, 2010 compared with approximately $0.1 million for the three months ended September 30, 2009.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $0.1 million, or 2.5%, to $3.9 million for the three months ended September 30, 2010, compared with $3.8 million for the three months ended September 30, 2009.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Income Tax Benefit

The income tax benefit was $0.5 million for the three months ended September 30, 2010, compared with $2.4 million for the three months ended September 30, 2009. The effective rate for income taxes was 29.2% for the three months ended September 30, 2010 and 37.6% for the three months ended September 30, 2009.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2010 was $1.3 million compared with $4.0 million for the three months ended September 30, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Gross Premiums Written

Gross premiums written decreased $2.6 million, or 3.5%, to $72.3 million for the nine months ended September 30, 2010, compared with $74.9 million for the nine months ended September 30, 2009.  The following table denotes gross premiums written by major product line. This decline reflected primarily decreases in the sale of homeowners’ and commercial general liability policies, offset by an increase in the sale of automobile policies, as described below.

	Nine Months Ended September 30,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$56,164	77.66%	$59,503	79.40%
Commercial General Liability	9,814	13.57%	12,490	16.66%
Federal Flood	3,101	4.29%	2,737	3.65%
Automobile	3,238	4.48%	219	0.29%
Gross written premiums	$72,317	100.00%	$74,949	100.00%

See “Results of Operations-Three Months Ended September 30, 2010” for a discussion of our recently approved rate increases.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 25.8% of the pre-credit premium, or $26.4 million, as of September 30, 2010, as compared with 27.7% of the pre-credit premium, or $23.6 million, as of September 30, 2009.

During the nine months ended September 30, 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($1.2) million and $5.8 million, respectively. As of September 30, 2010, 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million (a 25.8% reduction of in-force premium), while 62.2 % of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $23.6 million (a 27.7 % reduction of in-force premium), as of September 30, 2009.

Due in part to Florida’s mandated homeowners’ wind mitigation discounts, the Company’s sale of homeowners’ policies decreased $3.3 million, or 5.6%, to $56.2 million for the nine months ended September 30, 2010, compared with $59.5 million for the nine months ended September 30, 2009, gross of reinsurance costs. Our number of in-force homeowners’ policies decreased by approximately 9,600, or 18.3%, to approximately 43,000 as of September 30, 2010, as compared with approximately 52,600 as of December 31, 2009.

See “Results of Operations-Three Months Ended September 30, 2010” for a description of Federated National’s capital infusion and Demotech rating.

The Company’s sale of commercial general liability policies decreased by $2.7 million to $9.8 million for the nine months ended September 30, 2010, compared with $12.5 million for the nine months ended September 30, 2009. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$35	0.36%	$58	0.46%
Arkansas	1	0.01%	4	0.03%
California	28	0.29%	51	0.41%
Florida	8,212	83.67%	10,041	80.39%
Georgia	66	0.67%	230	1.84%
Kentucky	-	0.00%	1	0.01%
Louisiana	894	9.11%	1,426	11.42%
Oklahoma	8	0.08%	-	0.00%
South Carolina	1	0.01%	2	0.02%
Texas	567	5.78%	676	5.41%
Virginia	2	0.02%	1	0.01%
Total	$9,814	100.00%	$12,490	100.00%

The Company’s sale of auto insurance policies increased by $3.0 million to $3.2 million for the nine months ended September 30, 2010, compared with $0.2 million for the nine months ended September 30, 2009. The Company’s sale of auto insurance included new and renewal policies during the nine months ended September 30, 2010, but was limited to renewal policies during the nine months ended September 30, 2009.

Gross Premiums Ceded

Gross premiums ceded decreased to $51.4 million for the nine months ended September 30, 2010, compared with $56.7 million for the nine months ended September 30, 2009, due to our decreased cost of reinsurance. Gross premiums ceded to the FHCF totaled $46.7 million, gross premiums ceded to the write-your-own flood program totaled $3.1 million and gross premiums ceded relating to our commercial automobile program totaled $1.6 for the nine months ended September 30, 2010.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $9.6 million for the nine months ended September 30, 2010, compared with $24.5 million for the nine months ended September 30, 2009. The increased charge to written premium is primarily associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease (Increase) in Unearned Premiums

The decrease in unearned premiums was $3.0 million for the nine months ended September 30, 2010, compared with an increase of $5.1 million for the nine months ended September 30, 2009. The change was due to a $3.9 million decrease in unearned homeowners’ insurance premiums, a $0.5 million decrease in unearned commercial general liability premiums, and a $1.1 million increase in unearned automobile premiums, net of a $0.3 million increase in unearned flood premiums during the nine months ended September 30, 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year.  See “Gross Premiums Written” discussion above.

Net Premiums Earned

Net premiums earned decreased $4.2 million, or 11.0%, to $33.5 million for the nine months ended September 30, 2010, compared with $37.7 million for the nine months ended September 30, 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$21,977	65.54%	$22,375	59.38%
Commercial General Liability	10,244	30.56%	15,091	40.05%
Automobile	1,307	3.90%	214	0.57%
Net premiums earned	$33,528	100.00%	$37,680	100.00%

The change in homeowners’ net premiums earned is due to a $3.3 million decrease in gross written premium as discussed, a $7.2 million decrease in gross premiums ceded and a $4.3 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is due to a $2.7 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $2.2 million decrease in the net change to unearned premium.

The change in automobile net premiums earned is a result of a $3.0 million increase in gross written premium as discussed, a $1.5 million increase in gross premiums ceded and a $0.4 million increase in the change to unearned premium.

Commission Income

Commission income increased $0.6 million, or 81.9%, to $1.3 million for the nine months ended September 30, 2010, compared with $0.7 million for the nine months ended September 30, 2009. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.5 million, or 20.2%, to $2.9 million for the nine months ended September 30, 2010, compared with $2.4 million for nine months ended September 30, 2009.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.8%, respectively, for the nine months ended September 30, 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 1.9% and 2.0%, respectively, for the nine months ended September 30, 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.6% and 3.9%, respectively, for the nine months ended September 30, 2010.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.6% and 3.7%, respectively, for the nine months ended September 30, 2009.

See also “Analysis of Financial Condition As of September 30, 2010 Compared with December 31, 2009 – Investments” for a further discussion of our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $5.7 million for the nine months ended September 30, 2010, compared with $1.1 million for the nine months ended September 30, 2009.  Realized investment gains recognized for the nine months ended September 30, 2010 were higher in 2010 than in 2009 because of an overweight in corporate bonds, which have performed well during 2010, and were sold to lock in gains and bolster surplus.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2010 and 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed by FASB. See “Results of Operations-Three Months Ended September 30, 2010” for a discussion of the factors we consider when determining the need to mark investments to market value.

The table below depicts the net realized investment gains (losses) by investment category during the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$4,068	$212
Equity securities	2,856	1,942
Total realized gains	6,924	2,154

Realized losses:
Debt securities	(59)	(669)
Equity securities	(1,177)	(403)
Total realized losses	(1,236)	(1,072)
Net realized gains on investments	$5,688	$1,082

Regulatory Assessments Recovered

Regulatory assessments recovered decreased $1.3 million, or 66.4%, to $0.7 million for the nine months ended September 30, 2010, compared with $2.0 million for the nine months ended September 30, 2009. The unfavorable prior year variance is due to the exhaustion of the FIGA3 recovery, overall reduction of recovery rates and refund of prior year over-collections. The FIGA3 recovery was completed during 2009; there has been no recovery during 2010. The Florida OIR has approved lesser rates of recovery for the remaining assessments. Therefore, a lesser recovery is being realized during 2010. Prior year over-collections have been refunded and the amounts reported for 2010 are net of these refunds.

Other Income

Other income increased $0.1 million, or 6.4%, to $0.7 million for the nine months ended September 30, 2010, compared with $0.6 million for the nine months ended September 30, 2009.

The major components of other income for the nine months ended September 30, 2010 include approximately $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in recognition of our gain on the sale of a vacant retail property.

Losses and LAE

Losses and LAE decreased by $1.1 million, or 3.6%, to $27.9 million for the nine months ended September 30, 2010, compared with $29.0 million for the nine months ended September 30, 2009. The overall change includes a $1.3 million increase in our homeowners’ program, a $4.6 million decrease in our commercial general liability program and a $2.2 million increase in connection with our automobile program. See “Results of Operations-Three Months Ended September 30, 2010” for a further explanation of losses and LAE.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$6,987	$14,728	$21,715	$8,705	$19,298	$28,003
Commercial General Liability	7,781	27,230	35,011	7,885	29,346	37,231
Automobile	3,481	3,248	6,729	2,612	2,765	5,377
Total	$18,249	$45,206	$63,455	$19,202	$51,409	$70,611

Reserves for unpaid losses and LAE decreased by approximately $7.1 million during the nine months ended September 30, 2010, as a result of our process of estimating claims. See “Results of Operations-Three Months Ended September 30, 2010” for a further explanation of losses and LAE.

Our loss ratio for the nine-month period ended September 30, 2010 was 82.4% compared with 77.2% for the same period in 2009.

The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2010	2009
Homeowners'	92.50%	84.00%
Commercial General Liability	55.87%	68.50%
Automobile	180.16%	-7.30%
Fire	13.92%	0.00%
Inland Marine	42.60%	0.00%
All lines	83.30%	76.87%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.3 million, or 18.9%, to $8.3 million for the nine months ended September 30, 2010, compared with $7.0 million for the nine months ended September 30, 2009.  The change is primarily due to $0.2 million increases in consulting fees, surveys and underwriting reports, actuarial fees and licenses and fees, and immaterial increases in other expenses.

Salaries and Wages

Salaries and wages increased $0.6 million, or 10.9%, to $6.4 million for the nine months ended September 30, 2010, compared with $5.8 million for the nine months ended September 30, 2009. The increase is due to staffing for additional lines of business.

The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $297,000 during the nine months ended September 30, 2010 compared with approximately $326,000 for the nine months ended September 30, 2009.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $0.9 million, or 9.8%, to $10.4 million for the nine months ended September 30, 2010, compared with $9.5 million for the nine months ended September 30, 2009.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase to policy acquisition costs, net of amortization, is due to increased commissions related to our automobile program, offset by decreased commissions related to our homeowners’ and commercial general liability programs. These changes to commissions are due to related changes in gross written premium.

Income Tax Benefit

The income tax benefit was $2.2 million for the nine months ended September 30, 2010, compared with an income tax benefit of $2.3 million for the nine months ended September 30, 2009. The effective rate for income taxes was 32.3% for the nine months ended September 30, 2010. The 43.9% effective rate for income taxes for the nine months ended September 30, 2009 was primarily due to our tax-exempt interest and dividend received deduction.

           Net Loss

As a result of the foregoing, the Company’s net loss for the nine months ended September 30, 2010 was $4.5 million compared with a net loss of $2.9 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, our primary sources of capital included proceeds from the sale of investment securities, decreased prepaid reinsurance premiums, decreased reinsurance recoverable, net, decreased income taxes recoverable, decreased premiums receivable, decreased other assets and amortization of investment premium. Additional sources of capital included decreased policy acquisition costs, net of amortization, increased premium deposits and customer credit balances, non-cash compensation, depreciation and amortization and a tax benefit related to non-cash compensation.

During the nine months ended September 30, 2010, operations used net operating cash flow of $0.2 million, compared with having provided net operating cash flow of $2.2 million for the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, operations generated $24.5 million of gross cash flow, due to a $7.0 million decrease in prepaid reinsurance premiums, a $5.1 million decrease in reinsurance recoverable, net, a $4.8 million decrease in income taxes recoverable, a $4.6 million decrease in premiums receivable and a $1.0 million decrease in other assets. Additional sources of cash included $0.7 million of amortization of investment premium, a $0.6 million decrease in policy acquisition costs, net of amortization, a $0.3 million increase in premium deposits and customer credit balances, $0.2 million of non-cash compensation and $0.2 million of depreciation and amortization.

During the nine months ended September 30, 2010, operations used $24.7 million of gross cash flow, due to a $7.3 million decrease in unpaid losses and LAE, $5.7 million net realized investment gains and a $3.0 million decrease in unearned premiums. Additional uses of cash included a $2.2 million decrease in bank overdraft, a $1.5 million decrease in accounts payable and accrued expenses and a $0.5 million increase in deferred income tax expense, all in conjunction with a $4.5 million net loss.

During the nine months ended September 30, 2010, net cash provided by investing activities was $6.9 million, compared with net cash used by investing activities of $77.3 million during the nine months ended September 30, 2009. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2010, investing activities generated $111.8 million and used $104.9 million.

During the nine months ended September 30, 2010, net financing activities used $0.4 million, as compared with $1.3 million during the nine months ended September 30, 2009. In 2010, the sources of cash in connection with financing activities included a $0.1 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $0.5 million in dividends paid.

In response to the capital infusion from American Vehicle, the Florida OIR has required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until Federated National experiences two consecutive quarters with an underwriting profit. Please see “Results of Operations—Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009—Gross Premiums Written”.

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

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2010, approximately 87% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$17,296	15.59%	$10,152	8.89%
Obligations of states and political subdivisions	23,005	20.73%	39,269	34.38%
Corporate	43,160	38.90%	42,092	36.85%
International	2,051	1.85%	-	0.00%
	85,512	77.07%	91,513	80.12%
Debt securities, at amortized cost:
United States government obligations and authorities	5,782	5.22%	2,650	2.32%
Total debt securities	91,294	5.22%	94,163	2.32%

Equity securities, at market:	19,654	17.71%	20,056	17.56%
Total investments	$110,948	100.00%	$114,219	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September 30, 2010 and December 31, 2009, debt securities had the following quality ratings by Moody's or, if not rated by Moody's, by Standard and Poor's Company or Fitch.

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$38,873	42.58%	$40,390	42.90%
AA	14,905	16.33%	18,619	19.77%
A	28,300	31.00%	24,286	25.79%
BBB	8,089	8.86%	9,954	10.57%
Not rated	1,127	1.23%	914	0.97%
	$91,294	100.00%	$94,163	100.00%

21st Century Holding Company

The following table summarizes, by maturity, the debt securities as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$8,910	9.76%	$1,615	1.72%
One year to five years	48,376	52.99%	50,781	53.93%
Five years to 10 years	27,727	30.37%	27,178	28.86%
More than 10 years	6,281	6.88%	14,589	15.49%
Total debt securities	$91,294	100.00%	$94,163	100.00%

At September 30, 2010, the weighted average maturity of the debt portfolio was approximately 4.1 years.

The following table provides information about the financial instruments as of September 30, 2010 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2010	2011	2012	2013	2014	2015	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$-	$4,850	$3,500	$2,500	$500	$-	$1,840	$13,190	$19,489
Obligations of states and political subdivisions	1,125	225	1,755	2,750	3,340	685	10,410	20,290	23,005
Corporate securities	-	6,050	7,315	2,559	4,020	980	15,842	36,766	43,160
International securities	-	650	-	438	350	-	405	1,843	2,051
Collateralized mortgage obligations	-	-	3,502	3,570	3,667	280	320	11,339	3,589
Equity securities, at market	-	-	-	-	-	-	-	-	19,654
All investments	$1,125	$11,775	$16,072	$11,817	$11,877	$1,945	$28,817	$83,428	$110,948

Weighted average interest rate by expected maturity:
United States government obligations
and authorities	0.00%	1.18%	2.93%	3.66%	1.75%	0.00%	3.69%	2.49%
Obligations of states and political subdivisions	5.11%	5.50%	5.20%	3.93%	4.96%	5.00%	5.29%	5.03%
Corporate securities	0.00%	3.68%	3.75%	3.70%	5.50%	4.67%	6.28%	5.04%
International securities	0.00%	6.98%	0.00%	5.56%	4.20%	0.00%	7.33%	6.19%
Collateralized mortgage obligations	0.00%	0.00%	5.27%	5.05%	4.50%	4.94%	5.81%	4.96%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.11%	2.87%	4.06%	4.22%	4.84%	4.83%	5.77%	4.65%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2010.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

(a)

During the three months ended September 30, 2010, we have issued an aggregate of 74,500 options to certain executive and non-executive employees of the Company under our 2002 stock option plan. The options have an exercise price of $3.30 per share, vest over five years and expire ten years from the grant date.

(b)

None

(c)

Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the nine months ended September 30, 2010, the Company did not repurchase any common stock under the stock repurchase plan authorized in 2009, because the Company suspended the shares purchase program, as directed by the Florida OIR.  Under the Company’s repurchase plan announced in 2009 and its prior plan announced in 2007, the company is authorized to purchase a total of $4.8 million of its common stock in addition to the $4.2 million previously purchased.

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

21st Century Holding Company

Item 5

Other Information

None

Item 6

Exhibits

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2010, issued to Federated National Insurance Company.*

10.2	Excess Catastrophe Reinsurance Contract Private Layer 1, effective July 1, 2010, issued to Federated National Insurance Company. *

10.3	Excess Catastrophe Reinsurance Contract Private Layer 2, effective July 1, 2010, issued to Federated National Insurance Company. *

10.4	Reinstatement Premium Protection Contract, effective July 1, 2010, issued to Federated National Insurance Company. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

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
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial Officer)

Date: November 15, 2010

21st Century Holding Company

EXHIBIT INDEX

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2010, issued to Federated National Insurance Company.

10.2	Excess Catastrophe Reinsurance Contract Private Layer 1, effective July 1, 2010, issued to Federated National Insurance Company.

10.3	Excess Catastrophe Reinsurance Contract Private Layer 2, effective July 1, 2010, issued to Federated National Insurance Company.

10.4	Reinstatement Premium Protection Contract, effective July 1, 2010, issued to Federated National Insurance Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.