Form 10-K
period 2010-12-31
21ST CENTURY HOLDING CO
filed 2011-03-31
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $27,558,314 on June 30, 2010, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 31, 2011, the total number of common shares outstanding of Registrant's common stock was 7,946,384.

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

ITEM 1           BUSINESS

GENERAL

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”). See "Recent Developments – Consent Order”. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

The insurable events during 2010, 2009 and 2008 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2010, 2009 and 2008 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors including the following.

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

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida. Effective January 26, 2011, Federated National merged into American Vehicle.

21st Century Holding Company

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

During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

The Company’s sale of homeowners’ policies decreased $7.9 million, or 9.3%, to $76.8 million in 2010, compared with $84.7 million in 2009, primarily due to the effects of Florida’s mandated homeowners’ wind mitigation discounts and the 2009 inclusion of $17.9 million from policies we assumed from Citizens Property Insurance Corporation (“Citizens”). The primary factor for the decrease in commercial general liability production is a slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and LAE are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period.

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

21st Century Holding Company

RECENT DEVELOPMENTS

Consent Order

As part of its approval of the merger between Federated National and American Vehicle, the Florida OIR, the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•
The Merged Company shall retain the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•
The Merged Company shall not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company currently has no commercial multi peril policy premium in force.

•	The Merged Company shall surrender its surety license. The Merged Company currently has no Surety policy premium in force.

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.6 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% will be achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of December 31, 2010, the Company had approximately 46.5% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), the Company’s wholly owned subsidiary, which are currently 6% of gross written premium, will be reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written premium for the first quarter of 2011, 3% of gross written premium for the second quarter of 2011, and 4% of gross written premium thereafter. This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Superior will be reduced from 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

•	The Consent Order continues the prohibition on the Company from the payment of dividends until the Merged Company reports two consecutive quarters of net underwriting income.

•
The Company provided the Florida OIR with a plan of operation and has agreed to provide certain reports to the Florida OIR on a monthly basis, and agreed to obtain the Florida OIR’s approval prior to making any changes to the officers of the Merged Company during the first year following the effective date of the Merger.

BUSINESS STRATEGY

We expect that in 2011 we will capitalize on our operational efficiencies and business practices through:

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the state of Florida and avoiding risks that do not yield an underwriting profit;

•	continued territorial expansion of our commercial general liability, inland marine, and private passenger automobile insurance products into additional states;

21st Century Holding Company

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

Additionally, State of Florida legislative initiatives, increased competition, softening general market conditions and additional loss development from catastrophic events over three years old suggest that continued financial challenges exist in 2011.

The Company expects the recently approved additional rate increase for our voluntary property book of homeowners’ business, averaging 20.2% statewide, to gain momentum and accrete throughout 2011. Furthermore, the Company anticipates favorable pricing terms on our upcoming reinsurance contracts because early indicators show that there is ample capital availability in the private reinsurance markets. Additionally, we will continue to seek improvements in our marketing strategies intended to attract profitable distribution channels while maintaining compliance with our underwriting guidelines.

INSURANCE OPERATIONS AND RELATED SERVICES

General

We are authorized to underwrite homeowners’, personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance in various states on behalf of our wholly owned subsidiary, Federated National.

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida OIR. See "Recent Developments – Consent Order”.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida.

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

	Years Ended December 31,
	2010		2009		2008
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$3,721	3.9%	$836	0.8%	$487	0.6%
Federal Flood	3,951	4.1%	3,559	3.4%	3,263	3.7%
Homeowners'	76,845	79.7%	84,705	81.2%	60,708	68.7%
Commercial General Liability	11,894	12.3%	15,279	14.6%	23,790	27.0%
Total gross written premiums	$96,411	100.0%	$104,379	100.0%	$88,248	100.0%

Ceded premiums:
Automobile	$1,882	3.6%	$14	0.0%	$-	0.0%
Federal Flood	3,951	7.5%	3,559	6.3%	3,263	9.4%
Homeowners'	46,893	88.5%	52,518	93.5%	31,290	90.6%
Commercial General Liability	238	0.4%	126	0.2%	-	0.0%
Total ceded premiums	$52,964	100.0%	$56,217	100.0%	$34,553	100.0%

Net written premiums
Automobile	$1,839	4.3%	$822	1.7%	$487	0.9%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	29,952	68.9%	32,187	66.8%	29,418	54.8%
Commercial General Liability	11,656	26.8%	15,153	31.5%	23,790	44.3%
Total net written premiums	$43,447	100.0%	$48,162	100.0%	$53,695	100.0%

We marketed our insurance products through our network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, and general agents during fiscal years 2010, 2009 and 2008.

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

		In-Force Policy Count
		Years Ended December 31,
	2010		2009		2008
County	Amount	Percentage	Amount	Percentage	Amount		Percentage

Dade	2,835	6.6%	3,544	6.7%	2,981		9.7%
Broward	5,008	11.6%	4,139	7.9%	3,629		11.8%
Pinellas	3,437	8.0%	5,147	9.8%	(a	)	0.0%
Hillsborough	3,265	7.6%	4,505	8.6%	(a	)	0.0%
West Palm Beach	12,221	28.3%	14,543	27.6%	14,152		45.7%
All others	16,366	37.9%	20,728	39.4%	10,122		32.8%
Total	43,132	100.0%	52,606	100.0%	30,884		100.0%

(a) immaterial amounts are included in "All Others"

Our homeowner insurance products typically provide maximum dwelling coverage in the amount of approximately $0.8 million, with the aggregate maximum policy limit being approximately $1.5 million. We continually subject these limits to review; though there were no material changes during 2010. The approximate average premium on the policies currently in-force is $1,803, as compared with $1,696 for 2009. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

21st Century Holding Company

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. Our 14.9% rate increase in connection with our Citizens assumptions was approved during 2010 by the Florida OIR.

The Company expects the recently approved additional rate increase for our voluntary property book of homeowners’ business, averaging 20.2% statewide, to improve our total revenues throughout 2011. During 2009, the Florida OIR granted Federated National an average statewide increase of 19.0% for new and renewal policies which were not part of the Citizens assumptions, effective November 1, 2009 and December 1, 2009, respectively. Previous to this filing was our May 2008 “file and use” rate filing that reflected an average rate decrease of 11.3%.

Commercial Residential Property Insurance

During 2009 the Florida OIR granted Federated National the authority to write commercial residential property insurance under the fire line of business. This class of business affords property coverage primarily to associations with property commonly owned by the tenants of the association. Aggregate policy limits ranged between $1.0 million and $20.0 million. Additionally, the Company has secured automatic facultative reinsurance for insured values up to $10.0 million with permission to individually submit attractive risks greater than $10 million to our reinsurers for quote and binding authority. Typically, Federated National retains the first $1.0 million of loss and cedes the remaining balance via our facultative treaty.

These risks are significantly different from the homeowner risks discussed previously in terms of insured value, frequency of covered loss and marketing techniques. We market this program directly to a select number of reputable agencies throughout the state of Florida.

Commercial General Liability and Inland Marine

We underwrite commercial general liability insurance for approximately 350 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2010. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2010 is approximately $838, as compared with $854 in 2009.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$46	0.39%	$76	0.50%	$117	0.49%
Arkansas	1	0.01%	4	0.03%	12	0.05%
California	34	0.29%	49	0.32%	269	1.13%
Florida	9,972	83.85%	12,341	80.77%	16,011	67.30%
Georgia	68	0.57%	291	1.91%	568	2.39%
Kentucky	-	0.00%	1	0.00%	1	0.00%
Louisiana	1,094	9.19%	1,736	11.36%	4,481	18.84%
Maryland	9	0.07%	-	0.00%	2	0.01%
South Carolina	1	0.01%	2	0.01%	70	0.29%
Texas	665	5.59%	778	5.09%	2,252	9.47%
Virginia	4	0.03%	1	0.01%	7	0.03%
Total	$11,894	100.00%	$15,279	100.00%	$23,790	100.00%

In 2009 American Vehicle entered into a treaty to assume 50% of the business produced by Assurance MGA for United Specialty Insurance Company (“United Specialty”) and State National Insurance Company (“State National”). Both United Specialty and State National are “A” rated by A.M. Best Company (“A.M. Best”). Under the terms of the treaty, Assurance MGA will underwrite several products within the commercial general liability and inland marine lines of business for United Specialty and State National. United Specialty and State National will cede 100 % of the book of business to an “A” rated reinsurer. American Vehicle has agreed to assume 50% of the business assumed by the “A” rated reinsurer under a retrocession agreement. The commercial general liability average premium is $838 with single limits up to $1.0 million and policy limits of $2.0 million. The inland marine average premium is $593 with policy limit amounts not to exceed $50,000 without specific underwriting approval from reinsurers. During 2011, the companies mutually agreed to suspend this treaty effective May 15, 2011.

21st Century Holding Company

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average annual premium on policies currently in-force is approximately $1,325, as compared with $1,196 for 2009, and the nonstandard personal automobile insurance lines represents 100% of our written premiums for personal automobile insurance in 2010 and 2009.

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

Both of our insurance subsidiaries did underwrite in 2010 nonstandard personal automobile insurance in Florida, where the maximum exposures are predominantly $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. In addition, American Vehicle writes commercial automobile insurance in Florida. The maximum exposure is predominantly $30,000 on a combined single limit basis.

We underwrite new and renewal policies for this coverage on primarily an annual basis and to a much lesser extent, on a semi-annual basis.

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

American Vehicle underwrites standard personal automobile insurance policies providing coverage no higher than $100,000 per individual, $300,000 per accident for bodily injury, $50,000 per accident for property damage and comprehensive and collision up to $50,000 per accident, with deductibles ranging from $200 to $1,000. The average premium on the policies in-force was $1,409 for 2010.

Flood

Federated National writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $570 with limits up to $250,000. Commissions in connection with this program totaled $0.2 million, $0.1 million and $0.2 million in 2010, 2009 and 2008, respectively. Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Assurance MGA

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

21st Century Holding Company

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle. Effective the fourth quarter of 2010, Assurance MGA entered into a fee modification agreement wherein it will earn varying amounts between 2% and 4%, returning to 6% at an unknown future date.

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

Finance contracts receivable remained unchanged at $0.3 million as of December 31, 2010, compared with $0.3 million as of December 31, 2009.

The Company anticipates continued use of the direct bill feature associated with Federated National lines of business. The direct billing opportunity is very similar to the premium finance arrangement with respect to down payments and scheduled monthly payments. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy, either directly from the insured or from a premium finance company. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured.

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

Insure-Link, Inc. (“Insure-Link”)

Insure-Link was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to, homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents in 2010, 2009 and 2008.

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

We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agents. We believe that information management of agent production, coupled with loss experience, will enable us to maximize profitability.

REINSURANCE AGREEMENTS

Financing risk generally involves a combination of risk retention and risk transfer techniques. Retention, similar to a deductible, involves financing losses by funds internally generated. Transfer involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements there are reinsurance agreements. Following reinsurance agreements there are also retro-cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally, there are three separate kinds of reinsurance structures – quota share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiaries against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

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

21st Century Holding Company

The 2010-2011 private reinsurance companies and their respective A.M. Best rating are listed in the table as follows.

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

As a result of the January 2011 merger of Federated National into American Vehicle we are better capitalized and anticipate more favorable terms in connection with our upcoming reinsurance structure.

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

21st Century Holding Company

Pursuant to commutation provisions contained in the original 2004 FHCF agreement, on August 10, 2010 Federated National and the FHCF negotiated such a commutation agreement for the 2004 contract year. The terms of the agreement provide that Federated National release the FHCF from all its obligations under the original reinsurance agreement for a negotiated consideration as a final payment for all unpaid claims subject to the treaty. This negotiation resulted in a final commutation payment received by us for a total of $0.75 million, which the Company believes is adequate to pay loss and LAE including incurred but not yet reported (“IBNR”) for the subject losses. The benefit of the FHCF treaty inures to the benefit of the private reinsurers participating in the treaty. Should our estimations for unpaid loss and LAE exceed our commutation with the FHCF and ultimately prove inadequate, our coverage in the private market will continue to indemnify us. We do not expect the private market coverage to be exhausted. Additionally, this commutation agreement did not have an effect on operational net income.

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, Generally Accepted Accounting Principles (“GAAP”) treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.1 million in connection with these assessments.

The State Board of Administration ("SBA") and the FHCF Financing Corporation agreed to a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

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

In order to expand our commercial business, American Vehicle entered into various quota share reinsurance agreements whereby American Vehicle is the assuming reinsurer. On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing the opportunity to market and underwrite commercial insurance through a company that has an "A" rating with A.M. Best. This agreement is designed to enable the deployment of commercial general liability and other commercial insurance products in most of the contiguous 48 states to policyholders who require their commercial insurance policy to come from an insurance company with an A- or better A.M. Best rating. Operations began during the quarter ended June 30, 2009. During 2011, the companies mutually agreed to suspend this treaty effective May 15, 2011.

21st Century Holding Company

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $4.6 million and $3.1 million as of December 31, 2010 and 2009, respectively.

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

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Balance at January 1	$70,610	$64,775	$59,685
Less reinsurance recoverables	(11,594)	(12,713)	(20,134)
Net balance at January 1	$59,016	$52,062	$39,551

Incurred related to
Current year	$37,288	$41,988	$37,398
Prior years	2,800	1,718	4,471
Total incurred	$40,088	$43,706	$41,869

Paid related to
Current year	$15,077	$18,478	$13,277
Prior years	24,308	18,274	16,080
Total paid	$39,385	$36,752	$29,357

Net balance at year-end	$59,719	$59,016	$52,062
Plus reinsurance recoverables	6,810	11,595	12,713
Balance at year-end	$66,529	$70,611	$64,775

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $2.8 million, $1.7 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $1.6 million and increased the incurred loss and LAE attributed to incurred events of prior years in connection with our homeowners’, automobile and commercial general liability lines of business by $1.2 million.

In 2009, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $2.0 million and decreased the incurred loss and LAE attributed to incurred events of prior years in connection with our automobile and commercial general liability lines of business by $0.3 million.

There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2010.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2010.

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable, on a run-off basis, due from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.

	As of December 31,
	2010	2009
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance recoverable on paid losses and LAE	$1	$-
Unpaid losses and LAE	38	72
	$39	$72

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

	As of December 31,
	2010	2009
Catastrophe Excess of Loss (various participants) and FHCF	(Dollars in Thousands)
Reinsurance recoverable on paid losses and LAE	$1,542	$3,669
Unpaid losses and LAE	5,514	11,666
	$7,056	$15,335

Amounts due from reinsurers consisted of amounts related to:
Unpaid losses and LAE	$5,514	$11,666
Reinsurance recoverable on paid LAE	1,542	3,669
Reinsurance payable	(14,088)	(16,468)
	$(7,032)	$(1,133)

21st Century Holding Company

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 2001 through 2010 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

	Years Ended December 31,
	(Dollars in Thousands)

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001

Balance Sheet Liability	$59,655	$59,016	$52,070	$39,551	$27,259	$25,733	$37,390	$15,314	$9,422	$6,207

Cumulative paid as of:
One year later		22,910	17,264	17,019	19,347	25,238	35,433	10,908	8,629	5,280
Two years later			29,985	25,692	27,740	33,863	48,406	12,938	10,417	7,211
Three years later				35,185	33,324	39,529	53,760	13,921	11,083	7,707
Four years later					40,570	49,340	57,794	14,644	11,994	7,949
Five years later						49,129	60,197	14,964	12,355	8,167
Six years later							62,808	16,234	12,523	8,292
Seven years later								16,616	13,732	8,997
Eight years later									13,842	9,001
Nine years later										8,999

Re-estimated net liability as of:
End of year	59,655	59,016	52,070	39,551	27,259	25,733	37,390	15,314	9,422	6,207
One year later		61,572	52,769	44,402	35,370	35,625	44,690	14,594	11,014	6,954
Two years later			57,797	47,713	38,962	41,280	52,324	14,784	10,885	7,842
Three years later				53,050	45,552	45,131	56,658	15,402	11,236	8,069
Four years later					51,022	51,278	59,583	16,320	12,116	8,312
Five years later						55,596	64,244	16,304	12,365	8,542
Six years later							65,800	18,509	12,410	8,621
Seven years later								19,285	14,610	8,458
Eight years later									16,890	8,439
Nine years later										8,442

Cumulative redundancy (deficiency)
		(2,555)	(5,727)	(13,498)	(23,763)	(29,863)	(28,410)	(3,971)	(7,468)	(2,235)
Cumulative redundancy (-) deficiency as a % of reserves originally established		-4.3%	-11.0%	-34.1%	-87.2%	-116.0%	-76.0%	-25.9%	-79.3%	-36.0%

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

21st Century Holding Company

As noted above, we have since experienced a $2.6 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2009 and a $5.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2008. Relative to the $2.6 million deficiency, homeowner and commercial general liability losses totaled $1.9 million and $0.7 million, respectively. Relative to the $5.7 million deficiency, our homeowner losses totaled $0.3 million, our automobile losses totaled $1.9 million and our commercial general liability losses totaled $3.5 million.

As noted in our Form 10-K for the fiscal year ended December 31, 2009, we experienced a $0.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2008 and a $8.2 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2007. Relative to the $0.7 million deficiency, our automobile and commercial general liability losses totaled $1.9 million and $0.1 million, respectively, and our homeowner benefit totaled $1.3 million. Relative to the $8.2 million deficiency, our homeowner and commercial general liability losses totaled $5.0 million and $6.4 million, respectively, and our automobile benefit totaled $3.4 million.

As noted in our Form 10-K for the fiscal year ended December 31, 2008, we experienced a $4.9 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2007 and a $13.5 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2006. Relative to the $4.9 million deficiency, our homeowner and commercial general liability losses totaled $1.1 million and $4.4 million, respectively, and our automobile benefit totaled $0.7 million. Relative to the $13.5 million deficiency, our homeowner and commercial general liability and automobile losses totaled $5.5 million, $6.6 million and $1.4 million, respectively.

The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$66,529	$70,611	$64,775
Less unpaid Losses and LAE ceded	6,810	11,593	12,705
Balance Sheet Liability	59,719	59,018	52,070
Add Insurance Apportionment Plan	14	12	24
SAP basis Loss and LAE reserves	$59,733	$59,030	$52,094

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SAP basis presentation for the years ended 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$40,088	$43,706	$41,868
Intercompany adjusting and other expenses	8	4,239	4,313
Insurance apportionment plan	(2)	(7)	4
SAP basis Loss and LAE incurred	$40,094	$47,938	$46,185

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

21st Century Holding Company

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2010, 2009 and 2008, and are inclusive of Unallocated Loss Adjustment Expenses (“ULAE”).

	Years Ended December 31,
	2010	2009	2008
Loss Ratio	89.0%	91.1%	64.3%
Expense Ratio	46.7%	44.0%	38.2%
Combined Ratio	135.7%	135.1%	102.5%

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

For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. Through December 31, 2010, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Castle Key (formerly Allstate Floridian) Indemnity Insurance Company and Fidelity National Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as, but not limited to, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, and American Strategic Insurance Company.

21st Century Holding Company

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

REGULATION

General

We are, or will be, subject to the laws and regulations in Alabama, Arkansas, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Mississippi Missouri, New York, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand. In January 2011, we entered into a Consent Order with the Florida OIR in connection with the approval of the merger of Federated National into American Vehicle. See “Recent Developments – Consent Order”.

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

21st Century Holding Company

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

Most recently the Florida OIR subjected Federated National to a balance sheet audit as of December 31, 2009. There were no material findings by the independent auditors in connection with this examination. Federated National also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2009. There were no material findings in connection with this examination. The previous regulatory examination conducted by the Florida OIR on Federated National covered the three-year period ended on December 31, 2004.

American Vehicle anticipates a regularly scheduled statutory examination by the Florida OIR to occur during 2011 for the five years ended December 31, 2010. The last regulatory examination conducted by the Florida OIR on American Vehicle covered the three-year period ended on December 31, 2005.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National and American Vehicle to have securities with a fair market value of $1.0 million held in escrow. As of December 31, 2010, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. Additionally, as of December 31, 2010 American Vehicle had cash deposits totaling $416,400 with the State of Alabama, $160,300 with the State of Arkansas, $118,283 with the State of Louisiana and $25,000 with the State of Georgia.

As of December 31, 2009, Federated National and American Vehicle held investment securities with a fair value of approximately $1.1 million, each as deposits with the State of Florida. Additionally, as of December 31, 2009 American Vehicle had cash deposits totaling $409,100 with the State of Alabama, $159,800 with the State of Arkansas and $119,300 with the State of Louisiana.

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

No dividends were paid by Federated National or American Vehicle in 2010, 2009 or 2008, and none are anticipated in 2011 as a result of our Consent Order with the Florida OIR. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by Federated National and American Vehicle to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital Requirements

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

Based upon the 2010 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based upon the 2009 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 222.8%, 245.1 % and 739.4% at December 31, 2010, 2009 and 2008, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4%, 426.9% and 402.5% at December 31, 2010, 2009 and 2008, respectively.

NAIC Insurance Regulatory Information Systems (“IRIS”) Ratios

The NAIC has also developed IRIS ratios to assist state insurance departments in identifying companies which may be developing performance or solvency problems, as signaled by significant changes in the companies’ operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside “usual ranges”, state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted.

As of December 31, 2010, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. The Florida OIR recently approved additional rate increase for our voluntary property book of homeowners’ business, averaging 20.2% statewide, which is expected to gain momentum and accrete throughout 2011. As of December 31, 2009, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. Three exceptions related to underwriting operations and one related to lower than expected investment yields. The operations ratios relate to the timing of premium rate corrections and elevated reinsurance costs. The Florida OIR granted Federated National an average statewide increase of 19.0% for policies that went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively. As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its tests on two out of thirteen IRIS ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus.

21st Century Holding Company

As of December 31, 2010, American Vehicle was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. As of December 31, 2009, American Vehicle was outside NAIC’s usual range for three of thirteen IRIS ratios. These ratios reflect the decline in premium volume and operating results. The third ratio related to lower than expected investment yields. As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen IRIS ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2009 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2010 IRIS ratios, although there can be no assurance that will be the case.

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

Finance Company Regulation

Our financing program remains subject to certain laws governing the operation of premium finance companies. These laws pertain to such matters as books and records that must be kept, forms, licensing, fees and charges. For example, in Florida, the maximum late payment fee Federated Premium may charge for personal line policies is $10 per payment.

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

Florida House Insurance and Banking Subcommittee sponsors of House Bill 803 and House Bill 1243 have been advised that House Leadership is now more inclined to pass a scaled-back omnibus property insurance reform package than what was previously proposed in last year’s Senate Bill 2044 which was ultimately vetoed by the former governor of Florida.

A scaled-back omnibus property insurance reform package is expected to contain provisions such as increased capital and surplus, public adjuster reforms, a three-year claim filing deadline and actual cash value versus replacement cost value for dwelling reform. Additionally, we expect Florida legislators to offer changes to sinkhole coverage provisions.

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

21st Century Holding Company

As of December 31, 2010, Federated National and American Vehicle were rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On December 15, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”).

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

EMPLOYEES

As of December 31, 2010, we had 127 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

Risks Related to Our Business

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

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

In 2004 and 2005, the state of Florida experienced nine hurricanes. One of our subsidiaries, Federated National, incurred significant losses relative to its homeowners’ and mobile homeowners’ insurance lines of business in connection with these catastrophic weather events. Aggregate losses in connection with these storms involved over 23,000 claims at a cost in excess of $73.5 million, net of our reinsurance participation.

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

21st Century Holding Company

We have used nearly 100% of the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

As of December 31, 2010 the loss experience (both paid and not yet paid) in connection with Hurricane Wilma which occurred in October 2005 has nearly exhausted the $194.8 million reinsurance coverage which is available to us. If we incur any additional losses relating to Hurricane Wilma which exceed our reinsurance coverage, we will be responsible for paying these claims out of our available operating funds. If any of these payments to settle the Hurricane Wilma claims (which exceed our reinsurance coverage) are material, it will have an adverse impact on our business, results of operations and financial condition.

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

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is comprised of several reinsurance companies with varying levels of participation providing coverage for loss and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of Federated National. For example, the loss experience incurred (both paid and not yet paid) in connection with Hurricane Wilma in October 2005 has nearly exhausted the $194.8 million reinsurance coverage available. There can be no assurance that we will not exceed the coverage purchased.

As a result of the nine hurricanes experienced in Florida during the fourteen month period between August 2004 and October 2005, and changes in Florida law in 2007 regarding the pricing and availability of reinsurance, we continue to review, and may determine to modify, our reinsurance structure.

Though there has been no occurrence of hurricanes in Florida within the last five hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity while others suggest a diminished expectation for the near future. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

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

21st Century Holding Company

In January 2011, we entered into a Consent Order with the Florida OIR in connection with our request for approval of the merger of Federated National into American Vehicle. See “Recent Developments – Consent Order”. Among other things, the Consent Order requires us to reduce the concentration of our homeowners’ policies in the Tri-County Area. This reduction in concentration could materially adversely affect us by limiting our ability to write policies in the most populous region of the State of Florida, which could materially adversely affect our results of operations if we are not able to replace those policies with policies elsewhere in Florida or the other states in which we do business.

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

The Company had approximately $14.2 million and $19.2 million invested in the MTB Prime Money Market-Inst Fund Number 142, for which the NAIC classification is Class 1, as of December 31, 2010 and 2009, respectively. A money market fund is eligible for listing on the Class 1 list if the fund meets the following conditions:

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

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2010. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2010, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time we employ a variety of exclusions to our policies that limit exposure to known risks, including, but not limited to, exclusions relating to certain named liabilities, types of vehicles and specific artisan activities.

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

21st Century Holding Company

An example of such emerging change is the influence public adjusters have had on property claim patterns. Public adjusters represented the vast majority of new and reopened claims filed during 2010 and 2009 where the cause of loss was asserted as hurricane related. Although the legitimacy of the claim may not prevail we are still required to research, review, and sometimes mediate these claims. Several legislative actions in the state of Florida, such as limiting the time a claim can be filed subsequent to the cause of loss, have either passed or remain in legislative sub-committees. Each of these actions is designed to enhance the legitimacy of the public adjusters’ influence on the claim process.

The Company’s operating results in 2010 and 2009 were also influenced by legislative enactments relating to claims payments. Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property. Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement. The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds’ not repairing damage. Despite our efforts to adjust claims and promptly pay meritorious amounts, our operating results have been be affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

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

Any failure by one of our insurance companies to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2010, American Vehicle and Federated National were in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

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

For example, on March 31, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”) subject to a $10.0 million infusion of capital into Federated National. This infusion was completed effective March 31, 2010 and was in the form of a $5.0 million capital contribution from the Company and a $5.0 million loan from American Vehicle to Federated National evidenced by a $5.0 million subordinated surplus debenture due from Federated National to American Vehicle. On December 15, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”). Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida OIR, which includes the stipulation that the above mentioned $5.0 million loan from American Vehicle to Federated National be forgiven.

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

We currently market and distribute Federated National's and American Vehicle's products and services through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

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

21st Century Holding Company

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

21st Century Holding Company

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

For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. Through December 31, 2010, we are not aware of any such assessments in connection with the takeovers during 2009 and prior years; however, no guarantee can be made that no assessments will be imposed.

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Castle Key (formerly Allstate Floridian) Indemnity Insurance Company and Fidelity National Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as, but not limited to, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, and American Strategic Insurance Company.

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

21st Century Holding Company

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

Our articles of incorporation, bylaws and Florida law may discourage takeover attempts and may result in entrenchment of management.

•	Our articles of incorporation and bylaws contain provisions that may discourage takeover attempts and may result in entrenchment of management.

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

21st Century Holding Company

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

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. In response to the capital infusion from American Vehicle during March 2010, the Florida OIR has required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until Federated National experiences two consecutive quarters with an underwriting profit; hence no additional dividends were paid during 2010. Additionally, the January 2011 consent order prohibits the Company from paying dividends. In the first quarter of 2009, we lowered our dividend to $0.06 per share. During 2008 we paid quarterly dividends of $0.18 per share.

Payment of dividends in the future will depend on OIR approval, our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company.

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

ITEM 3            LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Footnote 10 – Commitments and Contingencies”.

ITEM 4            RESERVED

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

Quarter Ended	High	Low
March 31, 2010	$4.60	$3.96
June 30, 2010	$4.10	$3.55
September 30, 2010	$3.95	$3.26
December 31, 2010	$3.74	$3.14

March 31, 2009	$5.07	$1.63
June 30, 2009	$4.20	$2.86
September 30, 2009	$4.98	$3.03
December 31, 2009	$4.82	$3.78

As of March 11, 2011, there were 29 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 3,700.

DIVIDENDS

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. In response to the capital infusion from American Vehicle during March 2010, the Florida OIR has required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until Federated National experiences two consecutive quarters with an underwriting profit; hence no additional dividends were paid during 2010. Additionally, the January 2011 consent order prohibits the Company from paying dividends. In the first quarter of 2009, we lowered our dividend to $0.06 per share. During 2008 we paid quarterly dividends of $0.18 per share.

Payment of dividends in the future will depend on the Florida OIR approval, our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National and American Vehicle are permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2010. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stock holders*	664,550	$9.62	230,348

* Includes options from the 1998 Stock Option Plan and the 2002 Stock Option Plan.

21st Century Holding Company

For additional information concerning our capitalization please see Footnote 15 to our Consolidated Financial Statements included under Item 8 of this Report on Form 10-K.

ISSUER REPURCHASES

As of January 1, 2010, the Company was authorized to purchase up to an additional $4.8 million of its common stock. During the twelve months ended December 31, 2010, the Company did not repurchase any common stock under the stock repurchase plan announced in 2009 or its prior plan announced in 2007, because the Company suspended the shares purchase program, as directed by the Florida OIR.

SALES OF UNREGISTERED SECURITIES

During 2010, there were no options exercised under our various stock option plans.

ITEM 6            SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the years ended December 31,
	(Amounts in Thousands except Book Value Per Share)

	2010	2009	2008	2007	2006
Balance Sheet Data

Total assets	$184,049	$202,889	$197,102	$219,361	$207,897
Investments	122,485	114,219	26,065	136,224	124,834
Cash and short term investments	16,206	28,197	124,577	22,524	17,917

Finance contracts, consumer loans and pay advances receivable, net	-	-	-	420	1,831

Total liabilities	126,118	135,447	120,871	138,104	141,704
Unpaid losses and LAE	66,529	70,611	64,775	59,685	39,615
Unearned premiums	47,136	50,857	40,508	56,394	77,829

Total shareholders' equity	57,931	67,442	76,231	81,257	66,193

Book value per share	$7.29	$8.48	$9.51	$10.32	$8.38

21st Century Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)

	2010	2009	2008	2007	2006
Operations Data:
Revenue:
Gross premiums written	$96,410	$104,379	$88,248	$133,591	$152,665
Gross premiums ceded	(52,963)	(56,217)	(34,553)	(44,550)	(67,520)

Net premiums written	43,447	48,162	53,695	89,041	85,145

(Decrease) Increase in prepaid reinsurance premiums	(2,108)	10,163	(4,451)	(11,251)	20,193
Decrease (Increase) in unearned premiums	3,721	(10,349)	15,886	21,435	(15,990)

Net change in prepaid reinsurance premiums and unearned premiums	1,613	(186)	11,435	10,184	4,203

Net premiums earned	45,060	47,976	65,130	99,224	89,348
Commission income	1,388	1,362	1,612	7,214	1,679
Finance revenue	395	294	350	545	1,686
Managing general agent fees	1,609	1,620	1,745	2,035	2,625
Net investment income	3,726	3,397	6,461	8,038	5,933
Net realized investment gains (losses)	6,777	1,117	(10,593)	(145)	1,063
Regulatory assessments recovered	857	2,333	2,104	1,655	132
Other income	792	755	655	642	1,449

Total revenue	60,604	58,854	67,464	119,208	103,915

Expenses:
Losses and LAE	40,088	43,706	41,869	47,619	44,400
Operating and underwriting expenses	10,835	9,681	7,209	12,758	13,160
Salaries and wages	8,611	7,930	7,428	6,732	7,011
Interest expense	-	-	-	173	656
Policy acquisition costs - amortization	13,025	13,747	14,760	19,420	17,395

Total expenses	72,559	75,064	71,266	86,702	82,622

(Loss) income before provision for income tax (benefit) expense	(11,955)	(16,210)	(3,802)	32,506	21,293
Provision for income tax (benefit) expense	(3,959)	(5,921)	(1,324)	11,226	7,397

Net (loss) income	$(7,996)	$(10,289)	$(2,478)	$21,280	$13,896

Earnings per share data
Net loss per share - basic	$(1.01)	$(1.29)	$(0.31)	$2.69	$1.84
Net loss per share - diluted	$(1.01)	$(1.29)	$(0.31)	$2.65	$1.72

Dividends paid per share	$0.06	$0.36	$0.72	$0.72	$0.48

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”). See "Recent Developments – Consent Order”. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

The insurable events during 2010, 2009 and 2008 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2010, 2009 and 2008 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

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

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida. Effective January 26, 2011, Federated National merged into American Vehicle.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

As part of its approval of the merger between Federated National and American Vehicle, the Florida OIR, the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•
The Merged Company shall retain the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•
The Merged Company shall not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company currently has no commercial multi peril policy premium in force.

•	The Merged Company shall surrender its surety license. The Merged Company currently has no Surety policy premium in force.

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.6 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% will be achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of December 31, 2010, the Company had approximately 46.5% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), the Company’s wholly owned subsidiary, which are currently 6% of gross written premium, will be reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written premium for the first quarter of 2011, 3% of gross written premium for the second quarter of 2011, and 4% of gross written premium thereafter. This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Superior Adjusting, Inc. (“Superior”), another of the Company’s wholly owned subsidiaries, will be reduced from 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

•	The Consent Order continues the prohibition on the Company from the payment of dividends until the Merged Company reports two consecutive quarters of net underwriting income.

•
The Company provided the Florida OIR with a plan of operation and has agreed to provide certain reports to the Florida OIR on a monthly basis, and agreed to obtain the Florida OIR’s approval prior to making any changes to the officers of the Merged Company during the first year following the effective date of the Merger.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

The Company’s sale of homeowners’ policies decreased $7.9 million, or 9.3%, to $76.8 million in 2010, compared with $84.7 million in 2009, primarily due to the effects of Florida’s mandated homeowners’ wind mitigation discounts and the 2009 inclusion of $17.9 million from policies we assumed from Citizens Property Insurance Corporation (“Citizens”). The primary factor for the decrease in commercial general liability production is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and LAE are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period.

We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle. Effective the fourth quarter of 2010, Assurance MGA entered into a fee modification agreement wherein it will earn varying amounts between 2% and 4%, returning to 6% at an unknown future date.

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

Except as described below, we believe that in 2010 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Description of ultimate loss estimation methods

The estimated Ultimate Loss and Defense & Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2010. The analysis relies primarily on four actuarial methods: Incurred Loss & DCCE Development Method, Paid Loss & DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2010). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2010.

The following describes the extent of our procedures for determining the reserve for loss and LAE on both an annual and interim reporting basis:

Annually - Our policy is to select a single point estimate that best reflects our in-house actuarial determination for unpaid losses and LAE. Our independent actuarial firm, examining the exact same data set, will independently select a point estimate which determines a high point and low point range. Both processes rely on objective and subjective determinations. If our point estimate falls within the range determined from the point estimate of our actuary, then the Company’s policy has been that no adjustments by management would be required. In consideration thereof, the company does not have a policy for adjusting the liability for unpaid losses and LAE to an amount that is different than an amount set forth within the range determined by our independent actuary, although the reserve level ultimately determined by us may not be the mid-point of our independent actuary’s range. Further, there can be no assurances that our actual losses will be within our actuary’s range. Our independent actuary’s report expressly states that the report is based on assumptions developed from its own analysis and based on information provided by management and that notwithstanding its analysis, there is a significant risk of material adverse deviation from its range.

Interim – During 2010 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2010 premised on future emergence inconsistent with historical loss reserve development patterns.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2010	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$4,829	$975	$5,804	$16,695	$5,508	$16,991
Commercial General Liability	5,620	2,610	8,230	27,817	-	36,047
Automobile	3,353	112	3,465	4,366	1,302	6,529
Fire	-	3	3	148	-	151
Inland Marine	-	-	-	1	-	1

Total	$13,802	$3,700	$17,502	$49,027	$6,810	$59,719

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2009	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$7,489	$1,348	$8,837	$21,093	$11,666	$18,264
Commercial General Liability	6,312	1,573	7,885	29,578	-	37,463
Automobile	286	188	474	2,888	84	3,278
Fire	-	-	-	11	-	11
Inland Marine	-	-	-	-	-	-

Total	$14,087	$3,109	$17,196	$53,570	$11,750	$59,016

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

	Years Ended December 31,
	2010		2009

Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	53,747	-20.8%	53,115	-15.2%
-7.5%	55,240	-15.6%	54,590	-11.4%
-5.0%	56,733	-10.4%	56,066	-7.6%
-2.5%	58,226	-5.2%	57,541	-3.8%
Base	59,719	-	59,016	-
2.5%	61,212	5.2%	60,492	3.8%
5.0%	62,705	10.4%	61,967	7.6%
7.5%	64,198	15.6%	63,443	11.4%
10.0%	65,691	20.8%	64,918	15.2%

(1) Net of tax

For the year ended December 31, 2010, our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $55.0 million to a high of $80.1 million, with a best estimate of $63.2 million. The Company’s net loss and LAE reserves are carried at $57.6 million. The Company’s point estimate for its reserves as of December 31, 2010 is 8.7% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-29: Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force. The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this update did not have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06: Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 require additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures, which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”), which is now part of ASU Topic 855, Subsequent Events. In SFAS No. 165, the FASB establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Our adoption of SFAS No. 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”) related to the recognition and presentation of other-than temporary impairments. In April 2009, the SEC also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than-Temporary Impairment. FSP FAS 115-2 and FSP FAS 124-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. This new accounting guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. The accounting guidance provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made in interim periods. The accounting guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. At the time of adoption, the Company did not have any Other-Than-Temporary Impairments for debt securities, and, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2010 Compared with December 31, 2009

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

Total Investments increased $8.3 million, or 7.2%, to $122.5 million as of December 31, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of December 31, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during 2010.

Below is a summary of net unrealized gains and losses at December 31, 2010 and December 31, 2009 by category.

	Unrealized Gains and (Losses)
	December 31, 2010	December 31, 2009
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(192)	$(120)
Obligations of states and political subdivisions	43	500
Corporate	268	1,742
International	24	-
	143	2,122

Equity securities:
Common stocks	692	1,128

Total debt and equity securities	$835	$3,250

The net unrealized gain of $0.8 million is inclusive of $1.7 million of unrealized losses. The $1.7 million of unrealized losses is inclusive of $0.7 million unrealized losses from marketable equity securities and $1.0 million unrealized losses from debt securities.

The $0.7 million of unrealized losses from marketable equity securities is from common stocks held in diverse industries as of December 31, 2010. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The $1.0 million of unrealized losses from debt securities is made up of $0.1 million, $0.3 million and $0.6 million from US government, federal agency mortgage-backed securities and corporate bonds respectively. The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Also, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis and does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The unrealized losses on the Company’s investment in corporate bonds relates to $29.0 million invested in bonds across diverse sectors; 83% of these bonds had at least an A rating and the unrealized losses were caused by interest rate changes. The Company does not expect to settle at prices less than the amortized cost basis. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost basis, it does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The FASB issued guidance also addresses the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2010 and 2009, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2010, all of our securities are in good standing and not impaired, compared with $0.4 million of securities that were considered impaired as of December 31, 2009.

As of December 31, 2009, all of our securities were in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continued to be impaired by $0.4 million as of December 31, 2009, compared to the total $2.1 million as of December 31, 2008.

The investments held as of December 31, 2010 were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2010, 72% of the debt portfolio is in diverse industries and 28% is in United States government bonds. As of December 31, 2010, approximately 77% of the equity holdings are in equities related to diverse industries and 23% are in mutual funds.

The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2009, 89% of the debt portfolio was in diverse industries and 11% was in United States government bonds. As of December 31, 2009, approximately 89% of the equity holdings were in equities related to diverse industries and 11% are in mutual funds.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2010, 55.6% of the investment portfolio is in corporate bonds, 2.4% is in obligations of states and political subdivisions, and 27.4% is in United States government bonds. Approximately 1% of the common stock holdings are related to foreign entities.

As of December 31, 2009, 36.9% of the investment portfolio is in corporate bonds, 34.4% was in obligations of states and political subdivisions, and 11.2% was in United States government bonds. Approximately 17.5% of the holdings were in equities related to diverse industries.

The following table summarizes, by type, our investments as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$28,196	23.02%	$10,152	8.89%
Obligations of states and political subdivisions	2,963	2.42%	39,269	34.38%
Corporate	65,808	53.73%	42,092	36.85%
International	1,383	1.13%	-	0.00%
	98,350	80.30%	91,513	80.12%
Debt securities, at amortized cost:
Corporate	818	0.67%	-	0.00%
United States government obligations and authorities	5,380	4.39%	2,650	2.32%
	6,198	5.06%	2,650	2.32%
Total debt securities	104,548	85.36%	94,163	82.44%

Equity securities, at market:	17,937	14.64%	20,056	17.56%
Total investments	$122,485	100.00%	$114,219	100.00%

As of December 31, 2010 and 2009, we have classified $6.2 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.6 million and $2.8 million for the period ended December 31, 2010 and 2009, respectively.

During 2010, we reclassified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, a letter of credit in favor of Republic totaled $1.0 million. As of December 31, 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement that totaled $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $12.0 million, or 42.5%, to $16.2 million as of December 31, 2010, compared with $28.2 million as of December 31, 2009. The decrease in cash and short-term investments resulted from portfolio reallocation based on improving risk profiles; wherein we decided to increase our exposure to corporate bonds. We evaluate our asset class allocation on an ongoing basis continually adjust based on economic and business risk.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $0.1 million, or 0.9%, to $10.4 million as of December 31, 2010, compared with $10.3 million as of December 31, 2009. The change is due to our payments and amortization of prepaid reinsurance premiums associated with our homeowners’ insurance book of business. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $4.7 million, or 45.3%, to $5.6 million as of December 31, 2010, compared with $10.3 million as of December 31, 2009.

Our homeowners’ insurance premiums receivable decreased $5.5 million, or 61.2%, to $3.5 million as of December 31, 2010, compared with $9.0 million as of December 31, 2009. The balance at December 31, 2009 included $5.4 million receivable in connection with our Citizens’ assumed policies.

Our commercial general liability insurance premiums receivable increased $0.5 million, or 60.6%, to $1.4 million as of December 31, 2010, compared with $0.9 million as of December 31, 2009.

Premiums receivable in connection with our automobile line of business increased $0.3 million, or 75.7%, to $0.8 million as of December 31, 2010, compared with $0.5 million as of December 31, 2009.

The activity in the allowance for credit losses for premiums receivable was as follows.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$24	$122
Additions charged to bad debt expense	135	92
Write-downs charged against the allowance	(91)	(190)
Allowance for credit losses at end of year	$68	$24

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $7.3 million, or 47.5%, to $8.0 million as of December 31, 2010, compared with $15.3 million as of December 31, 2009. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

DPAC

DPAC decreased $0.4 million, or 4.7%, to $7.9 million as of December 31, 2010, compared with $8.3 million as of December 31, 2009. The change is due to decreased homeowners’ and commercial general liability written and unearned premium.

An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Balance, beginning of year	$8,267	$6,558
Acquisition costs deferred	12,637	15,456
Amortization expense during year	(13,025)	(13,747)
Balance, end of year	$7,879	$8,267

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Deferred Income Taxes, Net

Deferred income taxes, net, increased $3.2 million, or 69.3%, to $7.9 million as of December 31, 2010, compared with $4.7 million as of December 31, 2009. Deferred income taxes, net, is comprised of approximately $11.2 million and $9.1 million of deferred tax assets, net of approximately $3.3 million and $4.4 million of deferred tax liabilities as of December 31, 2010 and December 31, 2009, respectively.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)
Deferred tax assets
Unpaid losses and LAE	$2,243	$2,315
Unearned premiums	1,663	1,785
Allowance for impairments	-	164
Regulatory assessments	(69)	260
Unearned agent commissions	8	8
Depreciation & amortization	393	367
Reserve for claims settlements	809	809
Capital loss carryover	-	2,112
NOL carryforward	5,702	663
Deferred gain on sale and leaseback	100	288
Stock option expense per ASC 718	379	305
Total deferred tax assets	11,228	9,076

Deferred tax liabilities
Deferred acquisition costs, net	(2,965)	(3,111)
Allowance for credit losses	(44)	(60)
Discount on advance premiums	11	(7)
Unrealized gain on investment securities	(314)	(1,223)
Total deferred tax liabilities	(3,312)	(4,401)
Net deferred tax asset	$7,916	$4,675

Income Taxes Receivable

Income taxes receivable decreased $4.7 million, or 66.1%, to $2.4 million as of December 31, 2010, compared with $7.1 million as of December 31, 2009. The change is due to the receipt of our prior year refund, net of our loss as discussed within “Results of Operations- Year Ended December 31, 2010 Compared with Year Ended December 31, 2009”.

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

The Florida Department of Revenue examination of the Company’s consolidated Florida income tax returns for 2007, 2006, 2005 and 2004 was settled and closed in early November 2010 with no change to tax years 2007, 2006 and 2005. The audit resulted in an immaterial adjustment to the 2004 tax year. The Florida income tax returns for 2008 and 2009 are open for review.

Other Assets

Other assets decreased $1.4 million, or 37.1%, to $2.3 million as of December 31, 2010, compared with $3.7 million as of December 31, 2009. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,
	2010	2009
	(Dollars in Thousands)

Accrued interest income receivable	$1,089	$1,162
Notes receivable	365	599
Deposits	133	334
Prepaid expenses	376	644
Receivable for investments sold	-	567
Other	347	365
Total	$2,310	$3,671

Unpaid Losses and LAE

Unpaid losses and LAE decreased $4.1 million, or 5.8%, to $66.5 million as of December 31, 2010, compared with $70.6 million as of December 31, 2009. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$5,825	$16,847	$22,672	$8,705	$19,298	$28,003
Commercial General Liability	8,230	27,819	36,049	7,885	29,346	37,231
Automobile	3,447	4,361	7,808	2,612	2,765	5,377
Total	$17,502	$49,027	$66,529	$19,202	$51,409	$70,611

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums decreased $3.8 million, or 7.3%, to $47.1 million as of December 31, 2010, compared with $50.9 million as of December 31, 2009. The change was due to a $3.2 million decrease in unearned homeowners’ insurance premiums, a $1.6 million decrease in unearned commercial general liability premiums, a $0.2 million increase in unearned flood insurance premiums, and a $0.8 million increase in unearned automobile premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.3 million, or 11.0%, to $2.4 million as of December 31, 2010, compared with $2.1 million as of December 31, 2009. Premium deposits are monies received on policies not yet in-force as of December 31, 2010.

Bank Overdraft

Bank overdraft decreased $0.9 million, or 9.9%, to $7.4 million as of December 31, 2010, compared with $8.3 million as of December 31, 2009. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to our payment patterns in relationship to the rate at which those cash disbursements are presented to the bank for payment.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.5 million, or 49.7%, to $0.5 million as of December 31, 2010, compared with $1.0 million as of December 31, 2009. As required by FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.4 million, or 17.0%, to $2.2 million as of December 31, 2010, compared with $2.6 million as of December 31, 2009.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written decreased $8.0 million, or 7.6%, to $96.4 million for the year ended December 31, 2010 (“2010”), compared with $104.4 million for the year ended December 31, 2009 (“2009”). The following table denotes gross premiums written by major product line. This decrease reflected primarily a decrease in the sale of homeowners’ and commercial general liability policies.

	Years Ended December 31,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$76,844	79.70%	$84,705	81.15%
Commercial General Liability	11,894	12.34%	15,279	14.64%
Federal Flood	3,951	4.10%	3,559	3.41%
Automobile	3,721	3.86%	836	0.80%
Gross written premiums	$96,410	100.00%	$104,379	100.00%

On September 30, 2009, Federated National announced it received approval from the Florida OIR for a premium rate increase for its voluntary homeowners’ program within the state of Florida. The premium rate increase, which averaged approximately 19%, was deployed on policies with effective dates of November 1, 2009 and December 1, 2009, for new and renewals, respectively.

The Company expects the recently approved additional rate increase for our voluntary property book of business, averaging 20.2% statewide, to gain momentum and accrete throughout 2011. On April 16, 2010, Federated National announced it received approval from the Florida OIR for a premium rate increase for its assumed homeowners’ program from Citizens within the state of Florida. The premium rate increase, which averaged approximately 15%, was implemented on Citizens take-out policies only with an effective date of July 1, 2010.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 26.0% of the pre-credit premium, or $27.3 million, as of December 31, 2010, as compared with 24.2% of the pre-credit premium, or $27.6 million, as of December 31, 2009.

During 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($0.3) million and $9.8 million, respectively. As of December 31, 2010, 60.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.3 million (a 26.0% reduction of in-force premium), while 56.8% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.6 million, (a 24.2 % reduction of in-force premium), as of December 31, 2009.

The Company’s decrease in the sale of homeowners’ policies by $7.9 million, or 9.3%, to $76.8 million in 2010, compared with $84.7 million in 2009 is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. As a result of our expanded underwriting criteria, our in-force homeowners’ policies decreased by approximately 9,500, or approximately 18.0%, to approximately 43,100 as of December 31, 2010, as compared with approximately 52,600 as of December 31, 2009.

As of December 31, 2010, Federated National and American Vehicle were rated by Demotech, Inc. (“Demotech”) as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On December 15, 2010, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional).

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

The Company’s sale of commercial general liability policies decreased by $3.4 million to $11.9 million in 2010, compared with $15.3 million in 2009. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. An additional factor is our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$46	0.39%	$76	0.50%
Arkansas	1	0.01%	4	0.03%
California	34	0.29%	49	0.32%
Florida	9,972	83.85%	12,341	80.77%
Georgia	68	0.57%	291	1.91%
Kentucky	-	0.00%	1	0.00%
Louisiana	1,094	9.19%	1,736	11.36%
Maryland	9	0.07%	-	0.00%
South Carolina	1	0.01%	2	0.01%
Texas	665	5.59%	778	5.09%
Virginia	4	0.03%	1	0.01%
Total	$11,894	100.00%	$15,279	100.00%

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of auto insurance policies increased to $3.7 million in 2010, compared with $0.8 million in 2009. The Company’s sale of auto insurance included new and renewal policies in 2010, but was limited to renewal policies in 2009.

Gross Premiums Ceded

Gross premiums ceded decreased to $53.0 million in 2010, compared with $56.2 million in 2009, due to our decreased cost of reinsurance. Gross premiums ceded under our catastrophe reinsurance program totaled $46.9 million, gross premiums ceded to the write-your-own flood program totaled $4.0 million, gross premiums ceded relating to our commercial automobile program totaled $1.9 million and gross premiums ceded relating to our commercial general liability program totaled $0.2 million in 2010.

(Decrease) Increase in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $2.1 million in 2010, compared with a $10.2 million increase in 2009. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Decrease (Increase) in Unearned Premiums

The decrease in unearned premiums was $3.7 million in 2010, compared with a $10.3 million increase in 2009. The change was due to a $3.1 million decrease in unearned homeowners’ insurance premiums, a $1.6 million decrease in unearned commercial general liability premiums, a $0.8 million increase in unearned automobile premiums, net of a $0.2 million increase in unearned flood premiums in 2010. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned decreased $2.9 million, or 6.1%, to $45.1 million for in 2010, compared with $48.0 million in 2009.

The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$30,040	66.67%	$28,474	59.35%
Commercial General Liability	13,302	29.52%	19,076	39.76%
Automobile	1,718	3.81%	426	0.89%
Net premiums earned	$45,060	100.00%	$47,976	100.00%

The change in homeowners’ net premiums earned is due to an $8.0 million decrease in gross written premium as discussed, a $5.6 million decrease in gross premiums ceded and a $3.8 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $3.4 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.1 million increase in gross premiums ceded and a $2.3 million decrease in the net change to unearned premium.

The change in automobile net premiums earned is a result of a $2.9 million increase in gross written premium as discussed, a $1.9 million increase in gross premiums ceded and a $0.3 million decrease in the change to unearned premium.

Commission Income

Commission income remained unchanged at $1.4 million in 2010, compared with $1.4 million in 2009. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Net Investment Income

Net investment income increased $0.3 million, or 9.7%, to $3.7 million in 2010, compared with $3.4 million in 2009. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.7%, respectively, in 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.3%, respectively, in 2009.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.4% and 3.7%, respectively, in 2010. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.5% and 3.7%, respectively, in 2009.

See also “Analysis of Financial Condition As of December 31, 2010 Compared with December 31, 2009 – Investments” for a further discussion on our investment portfolio.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains

Net realized investment gains were $6.8 million in 2010, compared with $1.1 million in 2009. Specifically, net realized gains for equity marketable securities were $2.5 million in 2010 compared with $1.5 million in 2009; and for bonds, net realized gains were $4.3 million in 2010, compared with net realized loss of $0.4 million in 2009. Realized investment gains recognized were higher in 2010 than in 2009 because of the Company’s investment in marketable securities in diverse industries and an overweight in corporate bonds. These securities performed well in 2010 and were sold to lock in gains and bolster surplus.

During 2010 and 2009, we did not mark any equity investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category in 2010 and 2009.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)
Realized gains:
Debt securities	$4,484	$485
Equity securities	4,228	2,159
Total realized gains	8,712	2,644

Realized losses:
Debt securities	(209)	(825)
Equity securities	(1,726)	(702)
Total realized losses	(1,935)	(1,527)
Net realized gains on investments	$6,777	$1,117

Other Income

Other income remained unchanged at $0.8 million in 2010, compared with $0.8 million in 2009. The major component of other income in 2010 and 2009 included approximately $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $3.6 million, or 8.3%, to $40.1 million in 2010, compared with $43.7 million in 2009. The overall change includes a $1.5 million increase in our homeowners’ program and a $6.3 million decrease in our commercial general liability program; these decreases are due to favorable experience in these markets based in part on enhanced underwriting and claim processing techniques. The overall increase also includes a $1.2 million increase in connection with our re-launched automobile program which has experienced adverse development in its initial phase.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2010			December 31, 2009
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$5,825	$16,847	$22,672	$8,705	$19,298	$28,003
Commercial General Liability	8,230	27,819	36,049	7,885	29,346	37,231
Automobile	3,447	4,361	7,808	2,612	2,765	5,377
Total	$17,502	$49,027	$66,529	$19,202	$51,409	$70,611

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $4.1 million in 2010. This overall change includes a $5.3 million decrease in our homeowners’ program and a $1.2 million decrease in our commercial general liability program; these decreases are due to favorable experience in these markets based in part on enhanced underwriting and claim processing techniques. The overall decrease also includes a $2.4 million increase in connection with our re-launched automobile program which has experienced adverse development in its initial phase.

In accordance with GAAP and for the reasons discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio in 2010 was 89.0% compared with 91.1% for the same period in 2009.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2010	2009
Homeowners'	96.43%	91.99%
Commercial General Liability	69.36%	81.50%
Automobile	167.34%	-1.14%
Fire	9.29%	18.67%
Inland Marine	9.82%	57.50%
All lines	88.97%	91.10%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.1 million, or 11.9%, to $10.8 million in 2010, compared with $9.7 million in 2009. The change is primarily due to a $0.4 million increase in actuarial fees, a $0.2 million increase in consulting fees, a $0.2 million increase in licenses and fees, a less than $0.2 million increase in surveys and underwriting reports, and immaterial increases in other expenses.

Salaries and Wages

Salaries and wages increased $0.7 million, or 8.6%, to $8.6 million in 2010, compared with $7.9 million in 2009. The increase is due to staffing for additional lines of business.

The charge to operations for stock-based compensation, in accordance with FASB issued guidance, remained unchanged at approximately $0.4 million in 2010 compared with approximately $0.4 million in 2009.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.7 million, or 5.2%, to $13.0 million in 2010, compared with $13.7 million in 2009.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Benefit

The provision for income tax benefit was $4.0 million in 2010, compared with $5.9 million in 2009. The effective rate for income taxes was 33.1% in 2010 and 36.5% in 2009.

Net Loss

As a result of the foregoing, the Company’s net loss in 2010 was $8.0 million compared with $10.3 million in 2009.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

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

Commission Income

Commission income decreased $0.2 million, or 15.5%, to $1.4 million in 2009, compared with $1.6 million in 2008. The primary sources of our commission income are in connection with our managing general agent services and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue decreased $0.1 million, or 16.1%, to $0.3 million in 2009, compared with $0.4 million in 2008. This is primarily due to the Company’s decreased emphasis on automobile insurance and the finance revenue derived from these policies.

Managing General Agent Fees

Managing general agent fees decreased $0.1 million, or 7.2%, to $1.6 million in 2009, compared with $1.7 million in 2008.

Net Investment Income

Net investment income decreased $3.1 million to $3.4 million for 2009, compared with $6.5 million for 2008. Our investment yields net and gross of investment expenses were 2.1% and 2.3% respectively for 2009, compared with 4.1% net of investment expenses for 2008. Our investment yields net and gross of investment expenses measured against debt securities, excluding cash were 3.5% and 3.7% respectively for 2009. Our net investment income and yields were adversely affected by having an average cash balance of $55.0 million in the prime money market account that provided less than a 1% yield during 2009.

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

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2009			December 31, 2008
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,705	$19,298	$28,003	$8,048	$19,678	$27,726
Commercial General Liability	7,885	29,346	37,231	7,531	26,998	34,529
Automobile	2,612	2,765	5,377	657	1,863	2,520
Total	$19,202	$51,409	$70,611	$16,236	$48,539	$64,775

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

In accordance with GAAP, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2009 was 91.1% compared with 64.3% for 2008. The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2009	2008
Homeowners'	91.99%	56.20%
Commercial General Liability	81.50%	77.00%
Automobile	-1.14%	1.80%
Fire	18.67%	0.00%
Inland Marine	57.50%	0.00%
All lines	91.10%	64.28%

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2010 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2011	2012	2013	2014	Thereafter
Unpaid Losses and LAE	$66,529	$39,492	$15,907	$7,318	$2,555	$1,257
Operating leases	732	732	-	-	-	-
Total	$67,261	$40,224	$15,907	$7,318	$2,555	$1,257

LIQUIDITY AND CAPITAL RESOURCES

In 2010, our primary sources of capital included proceeds from the sale of investment securities, decreased reinsurance recoverable, net, decreased premiums receivable, decreased income taxes recoverable, amortization of investment premium discount, net, decreased other assets, non-cash compensation and decreased policy acquisition costs, net of amortization. Also contributing to our liquidity was increased premium deposits and customer credit balances, depreciation and amortization, a tax benefit related to non-cash compensation and a provision for credit losses, net. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

In 2010, 2009 and 2008, operations used net operating cash flow of $6.5 million, $11.6 million and $1.5 million, respectively.

In 2010, operations generated $19.8 million of gross cash flow, due to a $7.3 million decrease in reinsurance recoverable, a $4.7 million decrease in premiums receivable, a $4.7 million decrease in income taxes recoverable, $1.0 million of amortization of investment discount, a $0.9 million decrease in various other assets, $0.4 million of non-cash compensation, a $0.4 million decrease in policy acquisition costs, net of amortization, a $0.2 million increase in premium deposits and customer credit balances and $0.2 million of depreciation and amortization.

In 2010, operations used $26.3 million of gross cash flow primarily due to $6.8 million of net realized investment gains, a $4.1 million decrease in unpaid losses and LAE, a $3.7 million decrease in unearned premiums, a $2.3 million decrease in deferred income tax expense, a $0.8 million decrease in bank overdraft, a $0.4 million decrease in accounts payable and accrued expenses, $0.1 million increase in prepaid reinsurance premiums, a less than $0.1 million decrease in the provision for uncollectible premiums receivable and all in conjunction with a net loss of $8.0 million.

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2010 and 2009, net cash used in investing activities was $5.1 million and $82.7 million, respectively, compared with net cash provided by investment activities of $107.9 million in 2008. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2010, investing activities generated $149.0 million and used $154.1 million.

In 2010, net financing activities used $0.4 million, as compared with $2.0 million and $4.3 million in 2009 and 2008, respectively. In 2010, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation. The uses of cash in connection with financing activities included $0.5 million in dividends paid.

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

We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

Federated National’s and American Vehicle’s statutory capital surplus levels as of December 31, 2010 were approximately $18.7 million and $22.0 million, respectively, and their statutory net losses in 2010 were $12.0 million and $1.6 million, respectively.

As of December 31, 2010, 2009, and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2010
	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$11,016	$10,892	$11,621	$11,531
Other revenue	4,764	4,142	3,858	2,780
Total revenue	15,780	15,034	15,479	14,311

Expenses:
Losses and LAE	9,063	10,196	8,669	12,160
Other expenses	8,249	8,224	8,601	7,397
Total expenses	17,312	18,420	17,270	19,557

Loss before provision for income tax benefit	(1,532)	(3,386)	(1,791)	(5,246)
Provision for income tax benefit	(605)	(1,037)	(523)	(1,794)

Net loss	$(927)	$(2,349)	$(1,268)	$(3,452)

Basic net loss per share	$(0.12)	$(0.30)	$(0.16)	$(0.43)

Fully diluted net loss per share	$(0.12)	$(0.30)	$(0.16)	$(0.43)

Weighted average number of common shares outstanding	7,946	7,946	7,946	7,946

Weighted average number of common shares outstanding (assuming dilution)	7,946	7,946	7,946	7,946

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2009
	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$13,905	$14,264	$9,511	$10,296
Other revenue	1,719	2,864	3,368	2,927
Total revenue	15,624	17,128	12,879	13,223

Expenses:
Losses and LAE	8,873	8,974	11,119	14,740
Other expenses	6,570	7,119	8,158	9,511
Total expenses	15,443	16,093	19,277	24,251

Income (loss) before provision for income tax expense (benefit)	181	1,035	(6,398)	(11,028)

Provision for income tax expense (benefit)	(122)	250	(2,403)	(3,646)

Net income (loss)	$303	$785	$(3,995)	$(7,382)

Basic net income (loss) per share	$0.04	$0.10	$(0.50)	$(0.93)

Fully diluted net income (loss) per share	$0.04	$0.10	$(0.50)	$(0.93)

Weighted average number of common shares outstanding	8,014	8,014	8,014	7,968

Weighted average number of common shares outstanding (assuming dilution)	8,014	8,014	8,014	7,968

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2010 and 2009, there were no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2010, approximately 87% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Interest on debt securities	$3,224	$2,718	$4,619
Dividends on equity securities	491	466	770
Interest on cash and cash equivalents	11	213	1,072

Total investment income	$3,726	$3,397	$6,461

Net realized gains (losses)	$6,777	$1,117	$(10,593)

The following table summarizes, by type, our investments as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$28,196	23.02%	$10,152	8.89%
Obligations of states and political subdivisions	2,963	2.42%	39,269	34.38%
Corporate	65,808	53.73%	42,092	36.85%
International	1,383	1.13%	-	0.00%
	98,350	80.30%	91,513	80.12%
Debt securities, at amortized cost:
Corporate	818	0.67%	-	0.00%
United States government obligations and authorities	5,380	4.39%	2,650	2.32%
	6,198	5.06%	2,650	2.32%
Total debt securities	104,548	85.36%	94,163	82.44%

Equity securities, at market:	17,937	14.64%	20,056	17.56%
Total investments	$122,485	100.00%	$114,219	100.00%

21st Century Holding Company

Debt securities are carried on the balance sheet at market. At December 31, 2010 and 2009, debt securities had the following quality ratings by Moody's and for securities not assigned a rating by Moody's, Standard and Poor's Company or Fitch ratings were used.

	December 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$43,533	41.64%	$40,390	42.90%
AA	8,995	8.60%	18,619	19.77%
A	39,079	37.38%	24,286	25.79%
BBB	11,125	10.64%	9,954	10.57%
Not rated	1,816	1.74%	914	0.97%
	$104,548	100.00%	$94,163	100.00%

The following table summarizes, by maturity, the debt securities as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$13,267	12.69%	$1,615	1.72%
One year to five years	50,149	47.96%	50,781	53.93%
Five years to 10 years	29,979	28.68%	27,178	28.86%
More than 10 years	11,153	10.67%	14,589	15.49%
Total debt securities	$104,548	100.00%	$94,163	100.00%

At December 31, 2010, the weighted average maturity of the debt portfolio was approximately 5.5 years.

The following table provides information about the financial instruments as of December 31, 2010 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2011	2012	2013	2014	2015	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$5,709	$2,875	$2,250	$500	$-	$4,988	$16,322	$16,495
Obligations of states and political subdivisions	-	300	350	-	-	2,205	2,855	2,963
Corporate securities	6,724	8,761	3,262	7,376	1,380	30,142	57,645	63,577
International securities	650	-	49	350	-	250	1,299	1,383
Collateralized mortgage obligations	-	260	4,952	4,494	3,592	6,109	19,407	20,130
Equity securities, at market	-	-	-	-	-	-	-	17,937
All investments	$13,083	$12,196	$10,863	$12,720	$4,972	$43,694	$97,528	$122,485

Weighted average interest rate by expected maturity:
United States government obligations and authorities	1.45%	3.35%	3.63%	1.75%	0.00%	3.86%	2.83%
Obligations of states and political subdivisions	0.00%	5.50%	2.04%	0.00%	0.00%	6.12%	5.55%
Corporate securities	3.54%	3.93%	3.45%	5.46%	4.68%	6.59%	5.46%
International securities	6.98%	0.00%	2.25%	4.20%	0.00%	5.75%	5.82%
Collateralized mortgage obligations	0.00%	4.50%	5.30%	4.81%	4.31%	4.40%	4.71%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	2.80%	3.84%	4.28%	5.05%	4.41%	5.94%	4.88%

21st Century Holding Company

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets
as of December 31, 2010 and 2009	77
Consolidated Statements of Operations
For the years ended December 31, 2010, 2009 and 2008	78
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the years ended December 31, 2010, 2009 and 2008	79
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008	80
Notes to Consolidated Financial Statements	82

21st Century Holding Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. 21st Century Holding Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

De Meo Young McGrath

Boca Raton, FL

March 31, 2011

21st Century Holding Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	Period Ending
	December 31, 2010	December 31, 2009
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$98,350	$91,513
Debt maturities, held to maturity, at amortized cost	6,198	2,650
Equity securities, available for sale, at fair value	17,937	20,056

Total investments	122,485	114,219

Cash and short term investments	16,206	28,197
Prepaid reinsurance premiums	10,416	10,319
Premiums receivable, net of allowance for credit losses of $68 and $24, respectively	5,639	10,311
Reinsurance recoverable, net	8,038	15,302
Deferred policy acquisition costs	7,879	8,267
Deferred income taxes, net	7,916	4,675
Income taxes receivable	2,393	7,069
Property, plant and equipment, net	767	859
Other assets	2,310	3,671

Total assets	$184,049	$202,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$66,529	$70,611
Unearned premiums	47,136	50,857
Premiums deposits and customer credit balances	2,364	2,129
Bank overdraft	7,430	8,251
Deferred gain from sale of property	506	1,006
Accounts payable and accrued expenses	2,153	2,593

Total liabilities	126,118	135,447

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,953,384, respectively.	79	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,654	50,185
Accumulated other comprehensive income	520	2,026
Retained earnings	6,678	15,151
Total shareholders' equity	57,931	67,442
Total liabilities and shareholders' equity	$184,049	$202,889

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Twelve Months Ended December 31,
	2010	2009	2008
	(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$96,410	$104,379	$88,248
Gross premiums ceded	(52,963)	(56,217)	(34,553)

Net premiums written	43,447	48,162	53,695

(Decrease) Increase in prepaid reinsurance premiums	(2,108)	10,163	(4,451)
Decrease (Increase) in unearned premiums	3,721	(10,349)	15,886

Net change in prepaid reinsurance premiums and unearned premiums	1,613	(186)	11,435

Net premiums earned	45,060	47,976	65,130
Commission income	1,388	1,362	1,612
Finance revenue	395	294	350
Managing general agent fees	1,609	1,620	1,745
Net investment income	3,726	3,397	6,461
Net realized investment gains (losses)	6,777	1,117	(10,593)
Regulatory assessments recovered	857	2,333	2,104
Other income	792	755	655

Total revenue	60,604	58,854	67,464

Expenses:
Losses and LAE	40,088	43,706	41,869
Operating and underwriting expenses	10,835	9,681	7,209
Salaries and wages	8,611	7,930	7,428
Policy acquisition costs - amortization	13,025	13,747	14,760

Total expenses	72,559	75,064	71,266

Loss before provision for income tax benefit	(11,955)	(16,210)	(3,802)
Provision for income tax benefit	(3,959)	(5,921)	(1,324)

Net loss	$(7,996)	$(10,289)	$(2,478)

Net loss per share - basic	$(1.01)	$(1.29)	$(0.31)

Net loss per share - diluted	$(1.01)	$(1.29)	$(0.31)

Weighted average number of common shares outstanding - basic	7,946,384	8,002,365	7,979,436

Weighted average number of common shares outstanding - diluted	7,946,384	8,002,365	7,979,436

Dividends paid per share	$0.06	$0.36	$0.72

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

				Accumulated
			Additional	Other		Total
	Comprehensive	Common	Paid-in	Comprehensive	Retained	Shareholder's
	Income	Stock	Capital	Deficit	Earnings	Equity
		(Dollars in Thousands)

Balance as of December 31, 2007		$79	$48,240	$(2,596)	$35,534	$81,256

Net loss	$(2,478)				(2,478)	(2,478)
Cash dividends					(5,697)	(5,697)
Treasury stock acquired			(144)			(144)
Stock options exercised		1	1,335			1,337
Shares based compensation			547			547
Net unrealized change in investments, net of tax effect of $794	1,409			1,409		1,409
Comprehensive income	$(1,069)

Balance as of December 31, 2008		$80	$49,979	$(1,187)	$27,359	$76,231

Net loss	$(10,289)				(10,289)	(10,289)
Cash dividends					(1,920)	(1,920)
Treasury stock acquired		(1)	(288)			(289)
Shares based compensation			493			493
Net unrealized change in investments, net of tax effect of $1,939	3,214			3,214		3,214
Comprehensive income	$(7,075)

Balance as of December 31, 2009		$79	$50,185	$2,025	$15,151	$67,440

Net loss	$(7,996)				(7,996)	(7,996)
Cash dividends					(477)	(477)
Treasury stock acquired
Shares based compensation			469			469
Net unrealized change in investments, net of tax effect of $909	(1,505)			(1,505)		(1,505)
Comprehensive income	$(9,501)

Balance as of December 31, 2010		$79	$50,654	$520	$6,678	$57,931

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(7,996)	$(10,289)	$(2,478)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of investment premium discount, net	1,039	642	223

Depreciation and amortization of property plant and equipment, net	221	188	290
Net realized investment (gains) losses	(6,777)	(1,117)	10,593
Provision (recovery) for credit losses, net	23	30	(2)
(Recovery) provision for uncollectible premiums receivable	(44)	97	157
Non-cash compensation	431	333	365
Changes in operating assets and liabilities:
Premiums receivable	4,716	(7,055)	287
Prepaid reinsurance premiums	(96)	(4,783)	2,934
Reinsurance recoverable, net	7,264	1,578	6,055
Income taxes recoverable	4,676	(4,794)	(2,275)
Deferred income tax expense, net of other comprehensive income	(2,332)	1,916	(3,685)
Policy acquisition costs, net of amortization	388	(1,709)	2,400
Premium finance contracts receivable	-	-	222
Other assets	837	(1,710)	144
Unpaid losses and LAE	(4,081)	5,835	5,098
Unearned premiums	(3,721)	10,343	(15,886)
Premium deposits and customer credit balances	234	429	(1,061)
Income taxes payable	-	-	(4,226)
Bank overdraft	(821)	(442)	(1)
Accounts payable and accrued expenses	(440)	(1,106)	(646)
Net cash used by operating activities	(6,479)	(11,614)	(1,494)
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	149,025	59,227	156,674
Purchases of investment securities available for sale	(153,969)	(141,753)	(48,707)
Purchases of property and equipment	(130)	(193)	(99)
Net cash (used) provided by investing activities	(5,074)	(82,719)	107,869
Cash flow used by financing activities:
Exercised stock options	-	-	1,337
Dividends paid	(477)	(1,920)	(5,697)
Acquisition of common Stock	-	(288)	(144)
Tax benefit related to non-cash compensation	39	160	182
Net cash used by financing activities	(438)	(2,048)	(4,322)
Net (decrease) increase in cash and short term investments	(11,991)	(96,380)	102,053
Cash and short term investments at beginning of period	28,197	124,577	22,524
Cash and short term investments at end of period	$16,206	$28,197	$124,577

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	For the Years Ended December 31,
(continued)	2010	2009	2008
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$178	$8,800
Non-cash investing and finance activities:
Accrued dividends payable	$-	$477	$1,443

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’, personal umbrella, commercial general liability, following form commercial excess liability, personal and commercial automobile, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National and other insurance carriers. Federated National is the resulting entity following the merger of Federated National into our other wholly owned subsidiary, American Vehicle, in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida OIR. See "Subsequent Events" footnote 23. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

The insurable events during 2010, 2009 and 2008 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2010, 2009 and 2008 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

We are not certain how hurricanes and other insurable events will affect our future results of operations and liquidity. Loss and LAE are affected by a number of factors including the following.

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

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 4,200 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal automobile insurance in Florida. Effective January 26, 2011, Federated National merged into American Vehicle.

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
December 31, 2010

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

During 2007 American Vehicle applied for and was granted, by the Florida OIR in 2008, a license to underwrite commercial multi-peril and inland marine lines of business as an admitted carrier. We believe these new lines of authority will bode well with American Vehicle’s customers. Operations under American Vehicle’s newly granted lines of authority began in 2009.

During 2008 Federated National applied for and was granted, by the Florida OIR, a license to underwrite fire and allied lines insurance as an admitted carrier. Operations under Federated National’s allied lines began in 2008 as a cedant for the insurance policies it underwrites to the federal flood program. Operations under Federated National’s granted fire line of business began in 2009.

During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2009, 81.2%, 14.6%, 3.4% and 0.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

The Company’s sale of homeowners’ policies decreased $7.9 million, or 9.3%, to $76.8 million in 2010, compared with $84.7 million in 2009, primarily due to the effects of Florida’s mandated homeowners’ wind mitigation discounts and the 2009 inclusion of $17.9 million from policies we assumed from Citizens. The primary factor for the decrease in commercial general liability production is a slowdown in the economy which has a dramatic impact on the artisan contractor portfolio written by American Vehicle.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on our business, results of operations and financial condition. When our estimated liabilities for unpaid losses and LAE are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period. We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior.

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

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s and American Vehicle’s exclusive managing general agent in the state of Florida and is also licensed as a managing general agent in the states of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and a 6% commission fee from its affiliates Federated National and American Vehicle. Effective the fourth quarter of 2010, Assurance MGA entered into a fee modification agreement wherein it will earn varying amounts between 2% and 4%, returning to 6% at an unknown future date.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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
December 31, 2010

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

(h) PREMIUMS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES

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

(i) MANAGING GENERAL AGENT (“MGA”) FEES

If all the costs substantially associated with the MGA contracts, which do not involve affiliated insurers, are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in MGA Fees are policy fees charged by the insurance companies and passed through to Assurance MGA. Policy fees are discussed below.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2010, all reinsurance recoverables are considered current and deemed collectable.

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

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-29: Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force. The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this update did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06: Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 require additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures, which will become effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”) related to accounting standards codification and the hierarchy of GAAP. This guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental United States GAAP. The Codification did not change GAAP but reorganized the literature. The guidance is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”), which is now part of ASU Topic 855, Subsequent Events. The objective of the guidance is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, the guidance sets forth:

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP FAS 115-2 and FSP FAS 124-2”) related to the recognition and presentation of other-than temporary impairments. In April 2009, the SEC also adopted similar guidance with Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”) on Other-Than-Temporary Impairment. FSP FAS 115-2 and FSP FAS 124-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. This new accounting guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements related to debt and equity securities. For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. The accounting guidance provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made in interim periods. The accounting guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. At the time of adoption, the Company did not have any Other-Than-Temporary Impairments for debt securities, and, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Risks Related to Our Business

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

•	Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

•
We have used nearly 100% of the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

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
December 31, 2010

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2010 and 2009. Changes in interest rates subsequent to December 31, 2010 may affect the fair value of our investments. Refer to Footnote 3(a) of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2010 and 2009 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r) STOCK OPTION PLANS

During the year ended December 31, 2010, the Company had two stock-based employee compensation plans, which are described later in Footnote 15, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2010, 2009 and 2008 include:

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

(s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $500 if the asset is expected to have a useful life greater than one year. The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2010.

(t) RECLASSIFICATIONS

Certain 2009 and 2008 financial statement amounts have been reclassified to conform to the 2010 presentations.

(u) GOODWILL AND INTANGIBLE ASSETS

During 2009, the Company purchased one intangible asset totaling $0.1 million. In accordance with FASB issued guidance, the accounting for the recognized intangible asset was based on its useful life to the Company. The useful life of the intangible asset was the period over which it was expected to contribute directly or indirectly to the future cash flows of the Company. The intangible asset had a definite finite life ranging from six to twelve months, and was amortized accordingly.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

Total Investments increased $8.3 million, or 7.2%, to $122.5 million as of December 31, 2010, compared with $114.2 million as of December 31, 2009.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of December 31, 2010, compared with 98% as of December 31, 2009.

We did not hold any trading investment securities during 2010.

Additional provisions contained in FASB issued guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s as well as information released via the general media channels. During 2010 and 2009, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2010, all of our securities are in good standing and not impaired, compared with $0.4 million of securities that were considered impaired as of December 31, 2009.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

As of December 31, 2009, all of our securities were in good standing and not impaired as defined by FASB issued guidance, except for our holdings in Blackrock Pfd, Inc., which continued to be impaired by $0.4 million as of December 31, 2009, compared to the total $2.1 million as of December 31, 2008.

The investments held as of December 31, 2010 were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2010, 72% of the debt portfolio is in diverse industries and 28% is in United States government bonds. As of December 31, 2010, approximately 77% of the equity holdings are in equities related to diverse industries and 23% are in mutual funds.

The investments held as of December 31, 2009, were comprised mainly of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2009, 89% of the debt portfolio was in diverse industries and 11% was in United States government bonds. As of December 31, 2009, approximately 89% of the equity holdings were in equities related to diverse industries and 11% are in mutual funds.

As of December 31, 2010, 55% of the investment portfolio was in corporate bonds, 7% is in obligations of states and political subdivisions, and 24% is in United States government bonds. Approximately 10% of the common stock holdings are related to foreign entities.

As of December 31, 2009, 36.9% of the investment portfolio was in corporate bonds, 34.4% was in obligations of states and political subdivisions, and 11.2% was in United States government bonds. Approximately 17.5% of the holdings were in equities related to diverse industries.

As of December 31, 2010 and 2009, we have classified $6.2 million and $2.7 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.6 million and $2.8 million for the period ended December 31, 2010 and 2009, respectively.

During 2010, we reclassified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, a letter of credit in favor of Republic totaled $1.0 million. As of December 31, 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement that totaled $1.0 million.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(a) DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$28,196	23.02%	$10,152	8.89%
Obligations of states and political subdivisions	2,963	2.42%	39,269	34.38%
Corporate	65,808	53.73%	42,092	36.85%
International	1,383	1.13%	-	0.00%
	98,350	80.30%	91,513	80.12%
Debt securities, at amortized cost:
Corporate	818	0.67%	-	0.00%
United States government obligations and authorities	5,380	4.39%	2,650	2.32%
	6,198	5.06%	2,650	2.32%
Total debt securities	104,548	85.36%	94,163	82.44%

Equity securities, at market:	17,937	14.64%	20,056	17.56%
Total investments	$122,485	100.00%	$114,219	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010		2009
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$4,484	$98,318	$485	$28,882
Equity securities	4,228	27,898	2,159	12,463
Total realized gains	8,712	126,216	2,644	41,345

Debt securities	(209)	12,295	(825)	9,637
Equity securities	(1,726)	8,715	(702)	5,780
Total realized losses	(1,935)	21,010	(1,527)	15,417

Net realized gains on investments	$6,777	$147,226	$1,117	$56,762

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2010 and 2009 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
December 31, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$28,389	$191	$384	$28,196
Obligations of states and political subdivisions	2,920	49	6	2,963
Corporate	65,540	850	581	65,809
International	1,358	25	1	1,382
	$98,207	$1,115	$972	$98,350

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,381	$212	$20	$5,573
Corporate	818	1	3	816
	$6,199	$213	$23	$6,389

Equity securities - common stocks	$17,245	$1,425	$733	$17,937

December 31, 2009
Debt Securities - Available-For-Sale:
Obligations of states and political subdivisions	$49,041	$695	$315	$49,421
Corporate	40,350	1,798	56	42,092
	$89,391	$2,493	$371	$91,513

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$2,650	$148	$5	$2,793
Corporate	-	-	-	-
	$2,650	$148	$5	$2,793

Equity securities - common stocks	$18,927	$1,840	$711	$20,056

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(384)	$(384)	$-
Obligations of states and political subdivisions	(6)	(6)	-
Corporate	(581)	(581)	-
International	(1)	(1)	-
	(972)	(972)	-
Equity securities:
Common stocks	(733)	(435)	(298)

Total debt and equity securities	$(1,705)	$(1,407)	$(298)

Below is a summary of debt securities at December 31, 2010 and 2009 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$13,231	$13,268	$1,602	$1,615
Due after one through five years	49,982	50,360	49,821	50,885
Due after five through ten years	30,066	29,971	26,177	27,217
Due after ten years	11,127	11,140	14,441	14,589

Total	$104,406	$104,739	$92,041	$94,306

United States Treasury notes with a book value of $1,036,000 and $1,041,000, both maturing in 2012, were on deposit with the Florida OIR as of December 31, 2010, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity. These same United States Treasury notes had a book value of $1,039,000 and $1,045,000, respectively, as of December 31, 2009.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Interest on debt securities	$3,224	$2,718	$4,619
Dividends on equity securities	491	466	770
Interest on cash and cash equivalents	11	213	1,072

Total investment income	$3,726	$3,397	$6,461

Net realized gains (losses)	$6,777	$1,117	$(10,593)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Proceeds from sales of debt and equity securities in 2010, 2009 and 2008 were approximately $149.0 million, $59.2 million and $150.3 million, respectively.

A summary of net realized investment gains (losses) and increases in net unrealized gains (losses) follows.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$4,275	$(340)	$(84)
Equity securities	2,502	1,457	(10,509)

Total	$6,777	$1,117	$(10,593)

Net unrealized gains (losses)
Debt securities	$143	$2,122	$(1,084)
Equity securities	692	1,128	(819)

Total	$835	$3,250	$(1,903)
(4) FINANCE CONTRACTS RECEIVABLE

Below is a summary of the components of the finance contracts receivable balance.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Finance contracts receivable	$287	$300
Less:
Unearned income	(4)	(8)
Allowance for credit losses	(29)	(29)
Finance contracts, net of allowance for credit losses	$254	$263

The activity in the allowance for credit losses was as follows.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$29	$25
Recoveries credited against the allowance	(23)	(26)
Additions charged to bad debt expense	23	30
Allowance for credit losses at end of year	$29	$29

As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)

Building and improvements	$254	$602
Furniture and fixtures	3,703	3,314
Property, plant and equipment, gross	3,957	3,916
Accumulated depreciation	(3,190)	(3,057)
Property, plant and equipment, net	$767	$859

Depreciation of property, plant, and equipment was $221,494, $188,424 and $290,417 during 2010, 2009 and 2008, respectively.

(6) REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the excess of loss reinsurance treaties on the financial statements is as follows.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Premium written
Direct and Assumed	$96,410	$104,379	$88,248
Ceded	(52,963)	(56,217)	(34,553)
	$43,447	$48,162	$53,695
Premiums earned
Direct and Assumed	$100,131	$94,030	$104,135
Ceded	(55,071)	(46,054)	(39,005)
	$45,060	$47,976	$65,130
Losses and LAE incurred
Direct and Assumed	$42,723	$54,204	$46,762
Ceded	(2,635)	(10,498)	(4,893)
	$40,088	$43,706	$41,869

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

	As of December 31,
	2010	2009
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct and Assumed	$66,529	$70,611
Ceded	(6,810)	(11,594)

	$59,719	$59,017

Unearned premiums
Direct and Assumed	$47,136	$50,857
Ceded	(24,680)	(26,788)

	$22,456	$24,069

The Company holds collateral under related reinsurance agreements in the form of fully funded trust agreements totaling $3.6 million that can be drawn on for amounts that remain unpaid for more than 120 days.

The impact of the quota-share reinsurance treaties on the financial statements is as follows.

	As of December 31,
	2010	2009
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance recoverable on paid losses and LAE	$1	$-
Unpaid losses and LAE	38	72
	$39	$72

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(7) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Balance at January 1	$70,610	$64,775	$59,685
Less reinsurance recoverables	(11,594)	(12,713)	(20,134)
Net balance at January 1	$59,016	$52,062	$39,551

Incurred related to
Current year	$37,288	$41,988	$37,398
Prior years	2,800	1,718	4,471
Total incurred	$40,088	$43,706	$41,869

Paid related to
Current year	$15,077	$18,478	$13,277
Prior years	24,308	18,274	16,080
Total paid	$39,385	$36,752	$29,357

Net balance at year-end	$59,719	$59,016	$52,062
Plus reinsurance recoverables	6,810	11,595	12,713
Balance at year-end	$66,529	$70,611	$64,775

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $2.8 million, $1.7 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

21st Century Holding Company and Subsidiaries

For the year ended December 31, 2010, our actuarial firm determined range of loss and LAE reserves on a net basis range from a low of $55.0 million to a high of $80.1 million, with a best estimate of $63.2 million. The Company’s net loss and LAE reserves are carried at $57.6 million. The Company’s point estimate for its reserves as of December 31, 2010 is 8.7% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

21st Century Holding Company and Subsidiaries

Description of ultimate loss estimation methods

The estimated Ultimate Loss and Defense & Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2010. The analysis relies primarily on four actuarial methods: Incurred Loss & DCCE Development Method, Paid Loss & DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2010). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

21st Century Holding Company and Subsidiaries

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2010.

The following describes the extent of our procedures for determining the reserve for loss and LAE on both an annual and interim reporting basis:

Annually - Our policy is to select a single point estimate that best reflects our in-house actuarial determination for unpaid losses and LAE. Our independent actuarial firm, examining the exact same data set, will independently select a point estimate which determines a high point and low point range. Both processes rely on objective and subjective determinations. If our point estimate falls within the range determined from the point estimate of our actuary, then the Company’s policy has been that no adjustments by management would be required. In consideration thereof, the company does not have a policy for adjusting the liability for unpaid losses and LAE to an amount that is different than an amount set forth within the range determined by our independent actuary, although the reserve level ultimately determined by us may not be the mid-point of our independent actuary’s range.  Further, there can be no assurances that our actual losses will be within our actuary’s range.  Our independent actuary’s report expressly states that the report is based on assumptions developed from its own analysis and based on information provided by management and that notwithstanding its analysis, there is a significant risk of material adverse deviation from its range.

Interim – During 2010 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2010 premised on future emergence inconsistent with historical loss reserve development patterns.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(8) INCOME TAXES

A summary of the provision for income tax expense is as follows.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Federal
Current	$(1,701)	$(7,906)	$2,032
Deferred	(1,928)	2,358	(3,091)
Provision for Federal income tax benefit	(3,629)	(5,548)	(1,059)
State
Current	-	-	264
Deferred	(330)	(373)	(529)
Provision for state income tax benefit	(330)	(373)	(265)
Provision for income tax benefit	$(3,959)	$(5,921)	$(1,324)

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense) as follows.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Computed expected tax benefit, at federal rate	$(4,065)	$(5,512)	$(1,303)
State tax, net of federal deduction benefit	(434)	(588)	(139)
Tax-exempt interest	(211)	(398)	(212)
Dividend received deduction	(99)	(94)	(156)
Stock option expense and other permanent differences	114	173	(15)
Intercompany	223	-	313
Other	513	498	188
Provision for income tax benefit	$(3,959)	$(5,921)	$(1,324)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

	Years Ended December 31,
	2010	2009
	(Dollars in Thousands)
Deferred tax assets
Unpaid losses and LAE	$2,243	$2,315
Unearned premiums	1,663	1,785
Allowance for impairments	-	164
Regulatory assessments	(69)	260
Unearned agent commissions	8	8
Depreciation & amortization	393	367
Reserve for claims settlements	809	809
Capital loss carryover	-	2,112
NOL carryforward	5,702	663
Deferred gain on sale and leaseback	100	288
Stock option expense per ASC 718	379	305
Total deferred tax assets	11,228	9,076

Deferred tax liabilities
Deferred acquisition costs, net	(2,965)	(3,111)
Allowance for credit losses	(44)	(60)
Discount on advance premiums	11	(7)
Unrealized gain on investment securities	(314)	(1,223)
Total deferred tax liabilities	(3,312)	(4,401)
Net deferred tax asset	$7,916	$4,675

Based upon the results of our analysis and the application of ASC 740-10, we have determined that all material tax positions meet the recognition threshold and can be considered as highly certain tax positions. This is based on clear and unambiguous tax law, and we are highly confident that the full amount of each tax position will be sustained upon possible examination. Accordingly, the full amount of the tax positions will be recognized in the financial statements.

The Company has recorded a net deferred tax asset of $7.9 million and $4.7 million as of December 31, 2010 and 2009, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2010 and 2009, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The Florida Department of Revenue examination of the Company’s consolidated Florida income tax returns for 2007, 2006, 2005 and 2004 was settled and closed in early November 2010 with no change to tax years 2007, 2006 and 2005. The audit resulted in an immaterial adjustment to the 2004 tax year. The Florida income tax returns for 2008 and 2009 are open for review.

(9) REGULATORY REQUIREMENTS AND RESTRICTIONS

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National and American Vehicle to maintain capital and surplus equal to the greater of 10% of their liabilities or a statutory minimum capital and surplus as defined in the Code. Federated National and American Vehicle are required to have a minimum capital surplus of $4.0 million. At December 31, 2010, 2009 and 2008, Federated National’s statutory capital surplus was $18.7 million, $21.0 million and $31.5 million, respectively. At December 31, 2010, 2009 and 2008, American Vehicle had statutory capital surplus of $21.9 million, $25.8 million and $25.1 million, respectively.

The insurance companies are also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2010, 2009 and 2008, both Federated National and American Vehicle were in compliance with the prescribed premium-to-surplus ratio.

We had bonds with a carrying value of approximately $2.0 million pledged to the Florida OIR, as of December 31, 2010 and 2009, in accordance with regulatory requirements.

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

No dividends were paid by Federated National or American Vehicle in 2010, 2009 or 2008, and none are anticipated in 2011. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends in excess of the amount available, to be paid by Federated National and American Vehicle to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Insurance holding company regulations govern the amount that non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) may charge any of the insurance companies for service (e.g., management fees and commissions).

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

Based upon the 2010 and 2009 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 222.8%, 245.1 % and 739.4% at December 31, 2010, 2009 and 2008, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4%, 426.9% and 402.5% at December 31, 2010, 2009 and 2008, respectively.

Federated National’s regularly scheduled statutory examination for the five years ended December 31, 2009 was performed by the Florida OIR during 2010, and there were no material findings by the independent auditors in connection with this examination. American Vehicle’s regularly scheduled statutory examination for the five years ended December 31, 2010 will be performed by the Florida OIR during 2011. We may be the subject of additional targeted examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.

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

As of December 31, 2010, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. The Florida OIR recently approved additional rate increase for our voluntary property book of homeowners’ business, averaging 20.2% statewide, which is expected to gain momentum and accrete throughout 2011. As of December 31, 2009, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. Three exceptions related to underwriting operations and one related to lower than expected investment yields. The operations ratios relate to the timing of premium rate corrections and elevated reinsurance costs. The Florida OIR granted Federated National an average statewide increase of 19.0% for policies that went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively. As of December 31, 2008, Federated National was outside NAIC’s usual ranges with respect to its tests on two out of thirteen IRIS ratios. There was one exception in connection with change in net written premium and one in connection with two year reserve development to policyholders’ surplus.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

As of December 31, 2010, American Vehicle was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. As of December 31, 2009, American Vehicle was outside NAIC’s usual range for three of thirteen IRIS ratios. These ratios reflect the decline in premium volume and operating results. The third ratio related to lower than expected investment yields. As of December 31, 2008, American Vehicle was outside NAIC’s usual range for two of thirteen IRIS ratios. There was one exception in connection with the two year overall operating ratio and one in connection with two year reserve development to policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2009 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National or American Vehicle regarding the 2010 IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31, 2010 and 2009, respectively.

IRIS Ratios	Unusual Values Equal to Or		Federated National				American Vehicle
	Over	Under	2010		2009		2010		2009
Gross Premiums to Policyholders' Surplus	900	0	446		426		67		64
Net Premium to Policyholders' Surplus	300	0	168		159		62		63
Change in Net Writings	33	(33)	(6)		10		(16)		(35	) *
Surplus Aid to Policyholders' Surplus	15	0	1		0		0		0
Two-year Overall Operating Ratio	100	0	160	*	126	*	122	*	117	*
Investment Yield	7	3	2	*	2	*	3	*	3	*
Gross Change in Policyholders' Surplus	50	(10)	(11	) *	(33	) *	(15	) *	3
Net Change in Adjusted Policyholders' Surplus	25	(10)	999	*	(33	) *	999	*	3
Liabilities to Liquid Assets	105	0	83		101		71		68
Gross Agents' Balance to Policyholders' Surplus	40	0	1		17		4		4
One-Year Reserve Development to Policyholders' Surplus	20	0	10		(5)		3		8
Two-Year Reserve Development to Policyholders' Surplus	20	0	4		8		14		19
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	0	(11)		(44)		(56)		(66)

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $18.7 million and $21.0 million as of December 31, 2010 and 2009, respectively. Federated National's statutory net loss was $12.0 million, $12.2 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Federated National’s statutory non-admitted assets were approximately $3.1 million and $1.7 million as of December 31, 2010 and 2009, respectively.

American Vehicle’s statutory capital and surplus was $21.9 million and $25.8 million as of December 31, 2010 and 2009, respectively. American Vehicle’s statutory net income (loss) was approximately $1.6 million, ($1.1) million and ($2.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. American Vehicle’s statutory non-admitted assets were approximately $5.6 million and $0.9 million as of December 31, 2010 and 2009, respectively.

(10) COMMITMENTS AND CONTINGENCIES

Management has a responsibility to continually measure and monitor its commitments and its contingencies. The nature of the Company’s commitments and contingencies can be grouped into three major categories: insured claim activity, assessment related activities and operational matters.

(A) Insured Claim Activity

We are involved in claims and legal actions arising in the ordinary course of business. The amount of liability for these claims and lawsuits is uncertain. Revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. In the opinion of management, the ultimate disposition of these matters may have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

The Company’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Company in establishing loss and LAE reserves.

The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. During 2010, one such suit was brought against one of the Company's Affiliates. This suit was dismissed and the dismissal is currently under appeal. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial condition or results of operations. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.1 million in connection with these assessments.

The State Board of Administration ("SBA") and the FHCF Financing Corporation agreed to a resolution that would authorize the issuance and sale of FHCF post-event revenue bonds not to exceed $710 million. The proceeds of the bonds would be used for the reimbursement of insurance companies for additional claims due to hurricanes during the 2005 season. These bonds will have fixed interest rates, be exempt from federal income taxes and be secured by not yet implemented emergency assessments and reimbursement premiums. The inability to issue these bonds could result in the FHCF's need to accelerate additional assessments. We have not recorded any liability in connection with this initiative.

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
December 31, 2010

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

(C) Operational Matters

The Company’s consolidated federal income tax returns for 2009, 2008, 2007, 2006 and 2005 are open for review by the IRS. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2004 income tax return remains open due to net operating loss carryforward to open years.

The Florida Department of Revenue examination of the Company’s consolidated Florida income tax returns for 2007, 2006, 2005 and 2004 was settled and closed in early November 2010 with no change to tax years 2007, 2006 and 2005. The audit resulted in an immaterial adjustment to the 2004 tax year. The Florida income tax returns for 2008 and 2009 are open for review.

The Company has recorded a net deferred tax asset of $7.9 million and $4.7 million as of December 31, 2010 and 2009, respectively. The realization of a net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2010 and 2009, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

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

(11) LEASES

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease payments
(Dollars in Thousands)
2011	732
Total	$732

Rent expense was $0.7 million in 2010 and $0.6 million in 2009 and 2008.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(12) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $40,000, $90,000 and $145,000 in 2010, 2009 and 2008, respectively, and is included in LAE.

(13) NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented.

In accordance with GAAP, net loss per share is antidilutive; therefore the basic and diluted loss per share is the same.

A summary of the numerator and denominator of the basic and fully diluted 2010, 2009 and 2008 net loss per share is presented below.

	Loss	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
	(Amounts in Thousands)
For the year ended December 31, 2010
Basic net loss per share	$(7,996)	7,946	$(1.01)
Fully diluted loss per share	$(7,996)	7,946	$(1.01)

For the year ended December 31, 2009
Basic net loss per share	$(10,289)	8,002	$(1.29)
Fully diluted loss per share	$(10,289)	8,002	$(1.29)

For the year ended December 31, 2008
Basic net loss per share	$(2,478)	7,979	$(0.31)
Fully diluted loss per share	$(2,478)	7,979	$(0.31)

(14) SEGMENT INFORMATION

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

If any one of the following exists, a segment must be reported on.

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
December 31, 2010

Operating segments that are not reportable should be combined and disclosed in the ‘‘all other’’ category. Disclosure should be made of the sources of revenue for these segments.

Accordingly, we have no segment information to report.

(15) STOCK COMPENSATION PLANS

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants. The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 89,750 and 124,599 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies. The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2010 and December 31, 2009, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan. The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2010 and December 31, 2009, we had outstanding exercisable options to purchase 574,800 and 736,951 shares, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Activity in our stock option plans for the period from January 1, 2008 to December 31, 2010 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2008	152,599	$14.92	660,309	$13.78
Granted	4,500	$8.67	162,500	$8.92
Exercised	(13,500)	$6.67	(141,458)	$8.81
Cancelled	(13,500)	$10.03	(23,200)	$12.60
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at December 31, 2010	89,750	$12.83	574,800	$9.12

Options outstanding as of December 31, 2010 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

December 31, 2010	53,650	$12.83	272,308	$9.12
December 31, 2011	17,700	$12.83	108,359	$9.12
December 31, 2012	17,700	$12.83	85,133	$9.12
December 31, 2013	700	$12.83	53,400	$9.12
December 31, 2014	-	$12.83	34,000	$9.12
Thereafter	-	$12.83	21,600	$9.12
Total options exercisable	89,750		574,800

Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the APB and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for 2010 are higher by approximately $395,000 and $246,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for 2009 are higher by approximately $425,000 and $265,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted loss per share for 2010 would have been $0.98, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted loss per share of $1.01.

Basic and diluted loss per share for 2009 would have been $1.25, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted loss per share of $1.29.

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

The weighted average fair value of options granted during 2010, 2009 and 2008 estimated on the date of grant using the Black-Scholes option-pricing model was $1.54 to $1.81; $0.61 to $1.29 and $0.59 to $3.63, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2010	December 31, 2009	December 31, 2008
Dividend yield	1.78% - 5.80%	5.90% - 17.30%	5.50% - 17.30%
Expected volatility	73.13% - 82.36%	57.54% - 82.65%	54.65% - 58.20%
Risk-free interest rate	0.99% - 1.33%	1.22% - 1.50%	0.98% - 2.95%
Expected life (in years)	3.06 - 3.78	3.45 - 4.16	2.69 - 4.16

Summary information about the Company’s stock options outstanding at December 31, 2010 follows.

	Range of Exercise Price	Outstanding at December 31, 2010	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2010
1998 Plan	$6.67 - $16.59	89,750	2.69	$12.83	53,650
2002 Plan	$3.03 - $18.21	574,800	4.08	$9.12	272,308

(16) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees, except key and highly compensated employees, to contribute up to 100 percent of their compensation not to exceed statutory limits. The Company match totaled $0.1 million during each of the years 2010, 2009 and 2008. The Company matches 50% up to 6% of employee contributions which vest incrementally over five years of service.

(17) ACQUISITIONS

We made no acquisitions during 2010 or 2009.

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. See "Recent Developments – Consent Order”.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(18) COMPREHENSIVE LOSS

For the years ended December 31, 2010, 2009 and 2008, comprehensive loss consisted of the following.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Net loss	$(7,996)	$(10,289)	$(2,478)

Change in net unrealized (losses) gains on investments available for sale	(2,415)	5,153	2,203

Comprehensive (loss) before tax	(10,411)	(5,136)	(275)

Income tax benefit (expense) related to items of other comprehensive loss	909	(1,939)	(794)

Comprehensive loss	$(9,502)	$(7,075)	$(1,069)

(19) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. We have not issued preferred shares as of December 31, 2010.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(20) 21ST CENTURY HOLDING COMPANY

21st Century (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2010. The following summarizes the major categories of the parent company’s financial statements.

Condensed Balance Sheets	Period Ending December 31,
ASSETS	2010	2009
	(Dollars in Thousands)

Cash and short term investments	$3,202	$6,188
Investments and advances to subsidiaries	59,708	54,684
Deferred income taxes receivable	7,916	4,675
Income taxes receivable	7,326	4,256
Property, plant and equipment, net	194	466
Other assets	4,316	4,617
Total assets	$82,662	$74,886

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividends payable	-	477
Other liabilities	913	1,588
Total liabilities	913	2,065

Shareholders' equity:
Common stock	79	80
Additional paid-in capital	45,250	45,250
Accumulated other comprehensive income	410	(968)
Retained earnings	36,010	28,459
Total shareholders' equity	81,749	72,821
Total liabilities and shareholders' equity	$82,662	$74,886

Condensed Statements of Operations	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$1,669	$1,628	$1,615
Equity in income of subsidiaries	(10,080)	(13,934)	2,938
Net investment income (loss)	2	(75)	(3,623)
Other income	518	623	600
Total revenue	(7,891)	(11,758)	1,530

Expenses:
Advertising	-	1	3
Salaries and wages	1,930	1,892	2,424
Legal fees	19	387	697
Other expenses	2,114	2,172	2,208
Total expenses	4,063	4,452	5,332

Loss before provision for income tax benefit	(11,955)	(16,210)	(3,802)
Provision for income tax benefit	(3,959)	(5,921)	(1,324)
Net loss	$(7,996)	$(10,289)	$(2,478)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Condensed Statements of Cash Flow

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(7,996)	$(10,289)	$(2,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	5,055	13,934	(3,012)
Depreciation and amortization of property plant and equipment, net	12,834	22,305	30
Deferred income tax expense (benefit)	3,241	(5,769)	2,890
Income tax (payable) recoverable	-	(8,695)	2,069
Change in dividends payable	(477)	(966)	(32)
Non-cash compensation	431	333	365
Changes in operating assets and liabilities:
Deferred gain on sale of assets	(500)	(488)	(503)
Other assets	(301)	(8,210)	(24)
Other liabilities	(675)	(773)	(718)
Net cash provided by (used in) operating activities	11,612	1,382	(1,413)

Cash flow (used in) provided by investing activities:
(Purchases of) proceeds from investment securities available for sale	(5,024)	170	3,892
Increased capital of subsidiaries	(5,025)	-	(75)
Cash flow (used in) provided by investing activities:	(10,049)	170	3,817

Net cash (used in) provided by financing activities:
Dividends paid	(477)	(1,920)	(5,697)
Stock options exercised	-	-	1,337
Tax benefit related to non-cash compensation	39	160	182
Acquisition of common stock	-	(288)	(144)
Advances (to) from subsidiaries	(4,110)	4,196	2,075
Net cash (used in) provided by financing activities:	(4,548)	2,148	(2,247)

Net (decrease) increase in cash and short term investments	(2,985)	3,700	157
Cash and short term investments at beginning of year	6,189	2,489	2,332
Cash and short term investments at end of year	$3,204	$6,189	$2,489

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(21) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE - Current Year	Loss and LAE - Prior year	Amortization of deferred policy acquisition expenses	Paid losses and LAE expenses	Net premiums written
	(Dollars in Thousands)

2010	$37,288	$2,800	$13,025	$15,077	$43,447

2009	$41,988	$1,718	$13,747	$18,478	$48,162

2008	$37,397	$4,471	$14,760	$13,277	$53,695

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2010	$7,879	$66,529	$-	$47,136	$45,060

2009	$8,267	$70,611	$-	$50,857	$47,976

2008	$6,558	$64,775	$-	$40,508	$65,130

(22) FAIR VALUE DISCLOSURE

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
December 31, 2010

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

Assets measured at fair value on a recurring basis are presented in accordance with this guidance are as follows.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$28,196	$-	$28,196
Obligations of states and political subdivisions	-	2,963	-	2,963
Corporate	65,809	-	-	65,809
International	-	1,382	-	1,382
	65,809	32,541	-	98,350

Equity securities:
Common stocks	17,937	-	-	17,937
	17,937	-	-	17,937

Total debt and equity securities	$83,746	$32,541	$-	$116,287

(23) SUBSEQUENT EVENTS

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. See "Recent Developments – Consent Order”.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B         OTHER INFORMATION

None

21st Century Holding Company and Subsidiaries

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2011:

Name	Age	Position with the Company
Michael H. Braun	43	Chief Executive Officer, President, Class I Director

Peter J. Prygelski, III (2)	42	Chief Financial Officer, Treasurer, Class I Director

Bruce F. Simberg (2)(3)(4)*	62	Chairman, Class II Director

Richard W. Wilcox, Jr. (1)(3)*(4)	69	Class II Director

Carl Dorf (1)(2)*(3)(4)	70	Class III Director

Charles B. Hart, Jr. (2)(4)	72	Class III Director

Jenifer G. Kimbrough (1)*(3)(4)	39	Class I Director

*	Current Committee Chairman
(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board. At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. The current term of the Class III directors terminates as of the date of our 2011 annual meeting. The current term of the Class II directors terminates on the date of our 2012 annual meeting and the current term of the Class I directors terminates on the date of our 2013 annual meeting.

The standing committees of the Board of Directors in 2010 were the Audit Committee, the Compensation Committee, the Nominating Committee and the Investment Committee. Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at www.21stcenturyholding.com. The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee
As of December 31, 2010, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chairman of the Audit Committee, Richard W. Wilcox, Jr. and Carl Dorf. Each member was determined to be independent as defined by the listing rules of The Nasdaq Stock Market (“Nasdaq Rules”) and SEC rules for Audit Committee membership. Ms. Kimbrough has been determined by the Board to be a “financial expert,” as that term is defined in the applicable rules and regulations of the Exchange Act.

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

Compensation Committee
As of December 31, 2010, the Company’s Compensation Committee was composed of Carl Dorf, Richard W. Wilcox, Jr., Bruce F. Simberg and Jenifer G. Kimbrough. Each member is independent as defined by the Nasdaq Rules. Mr. Wilcox currently serves as the Chairman. The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.

Nominating Committee
As of December 31, 2010, the Company’s Nominating Committee was composed of Bruce F. Simberg, Jenifer G. Kimbrough, Carl Dorf, Charles B. Hart, Jr. and Richard W. Wilcox, Jr. Each member is independent as defined by the Nasdaq Rules. Mr. Simberg serves as the Chairman.

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

Investment Committee
As of December 31, 2010, the Company’s Investment Committee was composed Peter J. Prygelski, III, Bruce F. Simberg, Carl Dorf and Charles B. Hart, Jr. The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement. Mr. Dorf serves as the Chairman.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company. A copy of our Code of Conduct policy is available on our web site at www.21stcenturyholding.com.

The following is a brief account of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of TCHC in July 2008 and President in June 2009, and was elected to the Board of Directors in December 2005. Previously, Mr. Braun was Chief Operating Officer (COO), where he was responsible for the company’s day-to-day operations and strategic product portfolio. Mr. Braun has also served as President of American Vehicle Insurance Company, formerly known as Federated National Insurance Company (“American Vehicle”), a subsidiary of TCHC, since September 2003, a position that he continues to hold. Previously, he held key management positions within American Vehicle, responsible for operations, marketing and underwriting. Prior to joining TCHC, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.

21st Century Holding Company and Subsidiaries

Peter J. Prygelski, III was named Chief Financial Officer in June 2007 after serving as an independent director from January 2004 through June 2007. Mr. Prygelski was re-nominated to the Board in June 2008 and has served as a director since that time. Mr. Prygelski has spent his entire career in the financial services industry. He spent twelve (12) years at American Express in various capacities, including Director of Internal Audit and Assistant General Auditor of American Express Centurion Bank. In this capacity, Mr. Prygelski was responsible for the monitoring of internal controls for a bank with $45 billion in assets, and assessing and mitigating operational, reputational, regulatory and strategic risk. After leaving American Express, he spent the next three (3) years at Ernst & Young and Deloitte and Touche. At both firms, Mr. Prygelski served as a senior manager responsible for these firms’ financial services practices in the southeastern U.S. He managed teams that provided Fortune 500 companies with consulting services in CFO organization, internal audit, risk management, board of directors and corporate governance.

Bruce F. Simberg has served as a director of the Company since January 1998. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. (“Conroy Simberg”), a law firm in Ft. Lauderdale, Florida founded by him, since October 1979.

Richard W. Wilcox, Jr. has served as a director of the Company since January 2003. Mr. Wilcox has been in the insurance industry for more than forty (40) years. In 1963, Mr. Wilcox started an insurance agency that eventually developed into a business generating $10 million in annual revenue. In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998. In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired. Mr. Wilcox holds a Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization.

Carl Dorf has served as a director of the Company since August 2001. Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company. From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund. Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

Charles B. Hart, Jr. has served as a director of the Company since March 2002. Mr. Hart has more than forty (40) years of experience in the insurance industry. From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services. Since 1999, Mr. Hart has acted as an insurance consultant.

Jenifer G. Kimbrough has served as a director of the Company since April 2009. Ms. Kimbrough has served as the Vice President of Compliance, Assurance and Process Improvement for Surgical Care Affiliates since March 2010, prior to which Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation. From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP. Ms. Kimbrough received her certification as a certified public accountant from the Alabama State Board of Public Accountancy in 1994. Ms. Kimbrough is an active member of several societies, including: American Woman’s Society of CPAs, Institute of Internal Auditors, Alabama State Society of CPAs and American Institute of CPAs. Additionally, she recently served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA.

Skills and Qualifications of the Board

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations, regulatory requirements and interests. The Company's policy is to have at least a majority of Directors qualify as "independent" under the Nasdaq Rules. The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties. Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.

The Board believes that the qualifications of the directors, as set forth in their biographies above and briefly summarized in this section, provides them with the qualifications and skills to serve as a director of the Company. Mr. Braun, Mr. Prygelski, Mr. Hart and Mr. Wilcox each have operational experience in the insurance industry, serving as senior executives of insurance companies. Mr. Simberg has extensive experience handling litigation defense matters for insurance companies and Mr. Dorf has a strong background in investment management issues. Four (4) of our five (5) independent directors have served as a director of the Company for more than five (5) years and have gained in-depth knowledge of the Company and the insurance industry through this service: In addition, Mr. Prygelski and Ms. Kimbrough each have strong backgrounds in finance and accounting matters.

21st Century Holding Company and Subsidiaries

The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion, and the commitment to devote significant time and energy to service on the Board and its Committees.

The Nominating Committee annually reviews the appropriate skills and characteristics required of Board members in the context of the current composition of the Board, the operating requirements of the Company, and the long-term interests of its shareholders. In conducting this assessment, the Committee considers the factors described above and additional factors as the committee deems appropriate given the current needs of the Company.

Subsidiary Presidents

James Gordon Jennings, III (age 53) has served as the President of Assurance Managing General Agents, Inc. since May 2008 and as the Company’s Vice President of Risk Management since April 2008. He was employed from 1990 through 2000 by American Vehicle, one of our wholly owned subsidiaries, where he was involved in all aspects of property and casualty insurance. Mr. Jennings served as our Controller from May 2000 through August 2002, as our Chief Financial Officer from August 2002 through June 2007, and as our Chief Accounting Officer from June 2007 through March 2008. Mr. Jennings’, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America.

C. Brian Turnau (age 44) has served as the President of Superior Adjusting, Inc. since July 2006. Mr. Turnau served as the Litigation Manager of Superior from June 2000 until his promotion to President. He has over nine years experience in the insurance industry. Prior to joining the Company, Mr. Turnau worked for private practice insurance defense litigation law firms for over fifteen years. Mr. Turnau earned his Bachelor of Arts degree in History in 1989 from Washington and Lee University. He currently serves on the Board of Directors of the Florida High School for Accelerated Learning, a nonprofit charter school that serves the needs of underprivileged students.

Christopher Clouse (age 43) has served as the President of Insure-Link, Inc. since its incorporation in March 2008. Mr. Clouse has over 22 years of experience in the insurance industry and has maintained a Florida General Lines Insurance License since 1991. He also carries a 2-14 Life including Variable Annuity License, 1-20 Florida Surplus Lines License and is an Accredited Advisor in Insurance (AAI) as designated by The Institutes. Prior to joining the company Mr. Clouse served as an agent and/or managing agent for several private agencies with a primary focus on personal lines of insurance including homeowners, auto and flood insurance.

Stephen C. Young (age 36) has served as President of Federated Premium Finance, Inc., a wholly-owned subsidiary of the Company, from January 1998 through the present date and as the Company’s President from June 2007 through June 2009. Mr. Young has served as Vice President of Operations of the Company since June 2009, and previously from June 2006 through May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2010, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a).

21st Century Holding Company and Subsidiaries

ITEM 11         EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, Chief Financial Officer, as well as our former President, for the year ended December 31, 2010. We refer to these officers as our Named Executive Officers in other parts of this Form 10-K. We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Michael H. Braun Chief Executive Officer, President (4)	2010	$229,824	$-	--	$27,179	--	--	$28,009	$285,012
	2009	$214,000	$12,500	--	$24,444	--	--	$17,601	$268,545
Peter J. Prygelski, III Chief Financial Officer, Treasurer (5)	2010	$192,946	$-	--	$27,179	--	--	$31,782	$251,907
	2009	$180,000	$10,500	--	$0	--	--	$25,727	$216,227

(1)	The Compensation Committee approved a $22,000 increase in the annual salary payable Mr. Braun and an $18,000 increase in the annual salary payable to Mr. Prygelski in March 2010.
(2)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnote 15 to the Company’s audited financial statements for fiscal years ended December 31, 2010 and December 31, 2009, respectively.

(3)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.
(4)
Mr. Braun has served as our Chief Executive Officer since July 1, 2008, President since June 2, 2009, President of Federated National Insurance Company since September 2003 and the President of American Vehicle Insurance Company since December 2010.

(5)
Mr. Prygelski has served as our Chief Financial Officer since June 25, 2007 and Treasurer since February 20, 2008. Prior to this time, he served as an outside director of the Company from January 2004 through June 25, 2007.

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) (2)	All Other Compensation	Total
Michael H. Braun	2010	$9,750	--	$12,386	$5,873		$28,009
	2009	$8,853	--	$2,128	$6,620		$17,601
Peter J. Prygelski, III	2010	$6,000	$5,351	$14,536	$5,895		$31,782
	2009	$6,000	$8,575	$5,280	$5,872		$25,727

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company to the Named Executive Officer's 401(k) plan.

Employment Agreements

Michael H. Braun
We entered into an amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of June 22, 2009. Under his agreement, Mr. Braun is entitled to receive an annual salary of $214,000 and a $500 monthly automobile allowance. The employment agreement is effective through July 1, 2012 and Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions. Additionally, we entered into a non-compete agreement with Mr. Braun effective December 19, 2005. The non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of one (1) year after the termination of his employment for any reason. If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments set forth in “Potential Payments on Termination or Change of Control” on page 130.

21st Century Holding Company and Subsidiaries

Peter J. Prygelski, III
We entered into an amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of June 22, 2009. Under his agreement, Mr. Prygelski is entitled to receive an annual salary of $180,000 and a $500 monthly automobile allowance. The amended and restated employment agreement is effective through July 1, 2012, which was amended from the original employment agreement date effective through June 25, 2010. Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions. Additionally, we entered into a non-compete agreement and an annual review agreement with Mr. Prygelski effective June 25, 2007. The non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason. If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments set forth in “Potential Payments on Termination or Change of Control” on page 130.

Grants of Plan Based Awards

The following Grants of Plan-Based Awards table provides information regarding stock options granted to Named Executive Officers during 2010:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Option Awards Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(1)
Michael H. Braun	03/03/2010	15,000	$4.36	$27,178.50
Peter J. Prygelski, III	03/03/2010	15,000	$4.36	$27,178.50

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in footnote 15 to the Company’s audited financial statements for fiscal year ended December 31, 2010.

All grants of stock options referenced in the above table were made under the 2002 Stock Option Plan.

1998 Stock Option Plan and 2002 Stock Option Plan

Our 1998 Stock Option Plan (the “1998 Plan”) and 2002 Stock Option Plan (“the 2002 Plan”), (collectively the “Option Plans”) are administered by the Compensation Committee. The objectives of the Option Plans include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

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

Options Available for Issuance
There were 900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 Plan and 1,800,000 under the 2002 Plan. As of December 31, 2010, we do not have any options available for grant under the 1998 Plan and 230,348 options are available for grant under the 2002 Plan, respectively. The options to be delivered under the Plans will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the plan.

Term of Options
The term of each option is typically six (6) or ten (10) years from the date of the grant of the option, unless a different period is established for incentive stock options or the Compensation Committee establishes a different period.

21st Century Holding Company and Subsidiaries

Vesting Schedule
Options granted under our Option Plans, unless waived or modified in a particular option agreement or by action of the Compensation Committee, typically vest according to the following schedule:

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

21st Century Holding Company and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following Outstanding Equity Awards at Fiscal Year-End table summarizes the holdings held by our Chief Executive Officer and President, and Chief Financial Officer for the year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Michael H. Braun	5,000	0	16.00	09/14/2011
	20,000	0	15.79	12/05/2011
	3,000	2,000	16.59	10/25/2013 (1)
	12,000	8,000	14.36	11/08/2013 (2)
	300	200	13.17	12/06/2013 (3)
	1,800	2,700	12.58	01/30/2014 (4)
	16,000	24,000	8.32	07/01/2014 (5)
	333	167	4.59	12/12/2018 (6)
	8,000	32,000	4.73	01/02/2015 (7)
	0	15,000	4.36	03/03/2020 (8)
Peter J. Prygelski, III	10,000	0	15.79	12/05/2011
	12,000	8,000	11.11	06/25/2013 (9)
	300	200	13.17	12/06/2013 (3)
	1,800	2,700	12.58	01/30/2014 (4)
	4,000	6,000	8.32	07/01/2014 (5)
	333	167	4.59	12/12/2014 (6)
	0	15,000	4.36	03/03/2020 (8)
(1)	Options vested as to 60% of the underlying shares on December 31, 2010, the remaining 40% vest as follows:
20% on 10/25/2011 and 20% on 10/25/2012.
(2)	Options vested as to 60% of the underlying shares on December 31, 2010, the remaining 40% vest as follows:
20% on 11/8/2010 and 20% on 11/8/2011.
(3)	Options vested as to 60% of the underlying shares on December 31, 2010, the remaining 40% vest as follows:
20% on 12/6/2011 and 20% on 12/6/2012.
(4)	Options vested as to 40% of the underlying shares on December 31, 2010, the remaining 60% vest as follows:
20% on 1/30/2011, 20% on 1/30/2012 and 20% on 1/30/2013.
(5)	Options vested as to 40% of the underlying shares on December 31, 2010, the remaining 60% vest as follows:
20% on 7/1/2011, 20% on 7/1/2012 and 20% on 7/1/2013.
(6)	Options vested as to 66 2/3% of the underlying shares on December 31, 2010, the remaining 33 1/3% vest as follows:
33 1/3% on 12/12/2011.
(7)	Options vested as to 20% of the underlying shares on December 31, 2010, the remaining 80% vest as follows:
20% on 1/2/2011, 20% on 1/2/2012, 20% on 1/2/2013 and 20% on 1/2/2014.
(8)	Options vested as to 0% of the underlying shares on December 31, 2010, the remaining 100% vest as follows:
20% on 3/3/2011, 20% on 3/3/2012, 20% on 3/3/2013, 20% on 3/3/2014 and 20% on 3/3/2015.
(9)	Options vested as to 60% of the underlying shares on December 31, 2010, the remaining 40% vest as follows:
20% on 6/25/2011 and 20% on 6/15/2012.

Option Exercises and Stock Vested

None of our Named Executive Officers have exercised stock options during the year ended December 31, 2010. None of our Named Executive Officers have been granted stock awards or other similar instruments and therefore, have not exercised nor been vested in these instruments of compensation.

Pension Benefits

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined pension benefit plans sponsored by us.

21st Century Holding Company and Subsidiaries

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

Director Compensation

During 2010, we had five (5) non-employee directors that qualified for compensation. Non-employee directors receive an initial stock option grant upon appointment to the board of directors and subsequent option grants as may be granted at the discretion of the Compensation Committee. In addition, non-employee directors receive annual cash compensation, perquisites as approved by the Compensation Committee and reimbursement of actual out-of-pocket expenses. Beginning in 2006, in lieu of per meeting directors’ fees, the non-employee directors began to receive an annual retainer of $40,000, payable in quarterly installments of $10,000 in January, April, July and October. Directors who are also employees do not receive this compensation. Directors have not previously been given the option to be compensated in stock in lieu of cash, but may be given such option in the future at the discretion of the Compensation Committee.

We also grant options to our outside directors as part of their compensation. In January 2009, we granted 15,000 options to each of our non-employee directors under our 2002 Plan and 10,000 additional options to the non-employee director serving as the Company’s Chairman. The options vest 33 1/3% per year beginning on January 2, 2010 and expire in six (6) years on January 2, 2015. In April 2009, we granted 10,000 options to a new non-employee director under our 2002 Plan. The options vest 20% per year beginning on April 1, 2010 and expire in six (6) years on April 1, 2015. No stock options were granted to any non-employee director in 2010.

The following Non-Employee Directors’ Compensation Summary table sets forth information regarding the compensation we paid to our non-employee directors from January 1, 2010 to December 31, 2010.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$40,000	--	--	--	--	--		$40,000
Charles B. Hart, Jr.	$40,000	--	--	--	--	$11,349	(1)	$51,349
Bruce F. Simberg	$40,000	--	--	--	--	--		$40,000
Richard W. Wilcox, Jr.	$40,000	--	--	--	--	$4,249	(2)	$44,249
Jenifer G. Kimbrough	$40,000	--	--	--	--	--		$40,000

(1)	Includes $3,749 paid for country club membership and $7,600 for events attended by director and/or family in 2010.
(2)	Includes $3,749 paid for country club membership and $800 for events attended by director and/or family in 2010.
(3)	The following table provides certain additional information concerning the option awards of our non-employee directors for fiscal 2010:

Name	Total Stock Option Awards Outstanding at 2010 Fiscal Year End (Shares)		Option Awards Granted During Fiscal Year 2010(a) (Shares)	Grant Date Fair Value of Option Awards Granted During Fiscal Year 2009 ($)
Carl Dorf	30,000	(a)	--	--
Charles B. Hart, Jr.	30,000	(a)	--	--
Bruce F. Simberg	40,000	(b)	--	--
Richard W. Wilcox, Jr.	30,000	(a)	--	--
Jenifer G. Kimbrough	10,000	(c)	--	--

(a)
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

(c)	Includes 10,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015.

21st Century Holding Company and Subsidiaries

Potential Payments upon Termination or Change in Control

The following table below illustrates the potential payouts to each Named Executive Officer employed by the Company in an officer capacity as of December 31, 2010, under each of the various separation situations.

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Good Reason Termination	Involuntary Not for Cause Termination (1)	Death	Disability	Change in Control (1)(2)
Michael H. Braun	$0	$0	$472,000	$0	$0	$496,720
Peter J. Prygelski, III	$0	$0	$396,000	$0	$0	$425,020

(1)
All amounts are calculated using the Executive's base salary as of December 31, 2010 and the value of unvested options which were accelerated as of the termination date It has been the Company's practice, if an Executive is terminated without cause, to accelerate any unvested options and the value of these accelerated options for Executive as of the termination date was $0.

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

Restrictive Covenant Agreements

As a condition to Messrs. Braun and Prygelski’s entitlement to receive the base salary amounts and equity award acceleration referenced in the tables above, each is bound by the terms of an agreement that sets forth certain restrictive covenants. Pursuant to the non-competition provisions of these agreements, each are prohibited from working in the insurance industry in any territories where the Company has been doing business for a period of one (1) year from the date on which he terminates employment with the Company for any reason (other than without cause). For a period of one (1) year after his employment is terminated, he is also prohibited from soliciting directly for himself or for any third person any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six (6) months, and from disclosing any confidential information that he learned about the Company during his employment.

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

21st Century Holding Company and Subsidiaries

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)

Bruce F. Simberg (2)	256,496	3.22%
Richard W. Wilcox, Jr. (3)	141,250	1.77%
Carl Dorf (4)	138,288	1.74%
Michael H. Braun (5)	96,233	1.20%
Peter J. Prygelski, III (6)	37,533	*
Charles B. Hart, Jr. (7)	23,000	*
Jenifer G. Kimbrough (8)	4,910	*

All directors and executive officers as a group (seven (7) persons) (9)	697,710	8.55%

5% or greater holders:
Lloyd I. Miller, III (10)	775,809	9.80%
4550 Gordon Drive
Naples, FL 34102

Dimensional Fund Advisors LP (11)	560,183	7.05%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

The PNC Financial Services Group, Inc. (12)
PNC Bancorp, Inc.
PNC Bank, National Association	513,277	6.46%
One PNC Plaza
249 Fifth Avenue
Pittsburgh, PA 15222

*	Less than 1%.

(1)	Based on 7,946,384 shares outstanding as of March 31, 2011.

(2)	Includes 29,667 shares of common stock issuable upon the exercise of stock options held by Mr. Simberg.

(3)
Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse and 23,000 shares of common stock issuable upon the exercise of stock options held by Mr. Wilcox.

(4)
Includes 59,624 shares of common stock held by Carl Dorf Rollover IRA, 54,164 shares of common stock held by Dorf Trust and 23,000 shares of common stock issuable upon the exercise of stock options held by Mr. Dorf.

(5)	Includes 78,333 shares of common stock issuable upon the exercise of stock options held by Mr. Braun.

(6)	Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA and 32,533 shares of common stock issuable upon the exercise of stock options held by Mr. Prygelski.

(7)	Includes 23,000 shares of common stock issuable upon the exercise of stock options held by Mr. Hart.

(8)	Includes 4,000 shares of common stock issuable upon the exercise of stock options held by Ms. Kimbrough.

(9)	Includes 213,333 shares of common stock issuable upon the exercise of stock options.

(10)
Includes 525,277 shares of common stock that Lloyd I. Miller, III has shared voting and dispositive power as (i) an investment advisor to the trustee of a certain family trust and (ii) co-trustee of a certain trust. This information is based on an Amendment No. 1 to Schedule 13G filed with the SEC on February 9, 2011.

(11)	This information is based on an Amendment No. 2 to Schedule 13G Amendment No. 1 filed with the SEC on February 11, 2011.

(12)
Shares of common stock as to which shared investment and dispositive power are reported. Held in trust accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I Miller, Jr. was grantor and for which PNC Bank, National Association, serves as trustee. This information is based on a Schedule 13G filed with the SEC on February 11, 2011.

21st Century Holding Company and Subsidiaries

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2009 and 2010 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company. The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $89,645 and $39,604 in 2009 and 2010, respectively. We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2009 and 2010, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 125 through 130 of this Form 10-K. Mr. Braun’s brother received salary compensation of $123,192 and $127,308 for his services as the Vice President of Accounting and Finance in 2009 and 2010, respectively; and Mr. Braun’s sister received salary compensation of $65,238 and $54,715 for her services as a marketing representative in 2009 and 2010, respectively. We believe that the compensation provided to these individuals is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules: Carl Dorf, Charles B. Hart, Jr., Richard W. Wilcox, Jr., Bruce F. Simberg, and Jenifer G. Kimbrough. In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg has provided legal services to the Company during the past 15 years. Nevertheless, the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three (3) fiscal years do not exceed the amounts set forth in the Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14         PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee selected DeMeo Young McGrath (“DeMeo”) as the independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the 2011 fiscal year.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by DeMeo. The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by DeMeo during the year and estimated fees. The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee. All services rendered to us by DeMeo in 2010 were pre-approved in accordance with these procedures.

DeMeo has served as the Company’s independent auditors for each fiscal year since 2002. DeMeo has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee. All professional services rendered by DeMeo during the fiscal year ended December 31, 2010 were furnished at customary rates.

21st Century Holding Company and Subsidiaries

The following table shows fees that we paid (or accrued) for professional services rendered by DeMeo for fiscal 2010 and 2009.

	Fiscal 2010	Fiscal 2009

Audit Fees (1)	$438,696	$404,701
Audit-Related Fees (2)	$12,111	$13,815
Tax Fees (3)	$0	$22,245

Total	$450,807	$440,761

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2010.
(3)	Tax fees consisted primarily of assistance with tax compliance and reporting.

21st Century Holding Company and Subsidiaries

PART IV

ITEM 15         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008.

(2)	Financial Statement Schedules.

Schedule VI, Supplemental information concerning property-casualty insurance operations, is included herein under Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits.

21st Century Holding Company and Subsidiaries

Exhibit	Description

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

10.1
21st Century Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009 and Exhibit 10.2 in the Company’s Annual Report on Form 10-K for 2007 filed with the Sec on March 17, 2008). +

10.2
21st Century Holding Company 1998 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000 and Exhibit 10.4 in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 filed with the SEC on March 17, 2008). +

10.3
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.4
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.9 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.5
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 1007 filed with the SEC on March 17, 2008).

10.6	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007).+

10.7
Non-Compete Agreement dated December 19, 2005 between the Company and Michael Braun dated December 19, 2005 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2005).+

10.8
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addenda Nos. 1 and 2 effective June 1, 2010 (incorporated by reference to Exhibits 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2010).

10.9
Excess Catastrophe Reinsurance Contract effective July 1, 2010 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010).

10.10
Excess Catastrophe Reinsurance Contract Private Layer 1 effective July 1, 2010 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010).

10.11
Excess Catastrophe Reinsurance Contract Private Layer 2 effective July 1, 2010 issued to Federated National Insurance Company and certain Subscribing Reinsurer(s) executing the Agreement (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010).

21st Century Holding Company and Subsidiaries

10.12
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2009 issued to Federated National Insurance Company and certain Subscribing Reinsurance(s) executing the Agreement (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the SEC on November 15, 2010).

10.13
Consent Order for Case Number 114165-10-CO between Federated National Insurance Company, American Vehicle Insurance Company, 21st Century Holding Company and the Florida Office of Insurance Regulation filed January 25, 2011 to approve of the merger of Federated National Insurance Company with and into American Vehicle Insurance Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2011).

10.14
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addenda Nos. 1 and 2 effective June 1, 2011 (incorporated by reference to Exhibits 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2011).

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
(Principal Financial and Accounting Officer)

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	March 31, 2011
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 31, 2011
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Carl Dorf	Director	March 31, 2011
Carl Dorf

/s/ Bruce F. Simberg	Director	March 31, 2011
Bruce F. Simberg Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	March 31, 2011
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 31, 2011
Richard W. Wilcox, Jr.

/s/ Jenifer G. Kimbrough	Director	March 31, 2011
Jenifer G. Kimbrough

21st Century Holding Company and Subsidiaries

EXHIBIT INDEX

21.1	Subsidiaries of the Company **

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act **

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **