Form 10-Q
period 2011-03-31
21ST CENTURY HOLDING CO
filed 2011-05-16
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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

Yes ☐   No ☒

Common Stock, $.01 par value –7,946,384 outstanding as of May 16, 2011

Index

21ST CENTURY HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2011	December 31, 2010
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$98,853	$98,350
Debt maturities, held to maturity, at amortized cost	6,741	6,198
Equity securities, available for sale, at fair value	21,001	17,937

Total investments	126,595	122,485

Cash and short term investments	15,833	16,206
Prepaid reinsurance premiums	4,477	10,416
Premiums receivable, net of allowance for credit losses of $103 and $68, respectively	6,712	5,639
Reinsurance recoverable, net	5,580	8,038
Deferred policy acquisition costs	8,411	7,879
Deferred income taxes, net	8,870	7,916
Income taxes receivable	2,393	2,393
Property, plant and equipment, net	766	767
Other assets	2,140	2,310

Total assets	$181,777	$184,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$64,490	$66,529
Unearned premiums	50,111	47,136
Premiums deposits and customer credit balances	2,724	2,364
Bank overdraft	4,431	7,430
Deferred gain from sale of property	380	506
Accounts payable and accrued expenses	3,278	2,153

Total liabilities	125,414	126,118

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,946,384, respectively.	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,726	50,654
Accumulated other comprehensive income	887	520
Retained earnings	4,671	6,678
Total shareholders' equity	56,363	57,931
Total liabilities and shareholders' equity	$181,777	$184,049

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$27,144	$27,021
Gross premiums ceded	(1,505)	(918)

Net premiums written	25,639	26,103

Decrease in prepaid reinsurance premiums	(11,520)	(13,061)
Increase in unearned premiums	(2,975)	(2,026)

Net change in prepaid reinsurance premiums and unearned premiums	(14,495)	(15,087)

Net premiums earned	11,144	11,016
Commission income	297	386
Finance revenue	120	72
Managing general agent fees	461	494
Net investment income	970	935
Net realized investment (losses) gains	(103)	2,225
Regulatory assessments recovered	106	515
Other income	131	137

Total revenue	13,126	15,780

Expenses:
Losses and LAE	8,447	9,063
Operating and underwriting expenses	2,713	2,717
Salaries and wages	2,199	2,072
Policy acquisition costs - amortization	2,940	3,460

Total expenses	16,299	17,312

Loss before provision for income tax benefit	(3,173)	(1,532)
Provision for income tax benefit	(1,166)	(605)

Net loss	$(2,007)	$(927)

Net loss per share - basic	$(0.25)	$(0.12)

Net loss per share - diluted	$(0.25)	$(0.12)

Weighted average number of common shares outstanding - basic	7,946,384	7,946,384

Weighted average number of common shares outstanding - diluted	7,946,384	7,946,384

Dividends paid per share	$-	$0.06

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(2,007)	$(927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of investment premium discount, net	347	212
Depreciation and amortization of property plant and equipment, net	52	51
Net realized investment losses (gains)	103	(2,225)
Provision (recovery) for credit losses, net	9	(5)
Recovery for uncollectible premiums receivable	(34)	(45)
Non-cash compensation	49	79
Changes in operating assets and liabilities:
Premiums receivable	(1,038)	4,043
Prepaid reinsurance premiums	5,939	4,182
Reinsurance recoverable, net	2,458	2,237
Income taxes recoverable	-	(615)
Deferred income tax expense, net of other comprehensive income	(1,175)	(9)
Policy acquisition costs, net of amortization	(532)	(297)
Other assets	34	702
Unpaid losses and LAE	(2,039)	(2,362)
Unearned premiums	2,975	2,026
Premium deposits and customer credit balances	361	1,089
Bank overdraft	(3,000)	9,836
Accounts payable and accrued expenses	1,125	3,047
Net cash provided by operating activities	3,627	21,019
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	41,532	31,135
Purchases of investment securities available for sale	(45,505)	(26,708)
Purchases of property and equipment	(51)	(199)
Net cash (used) provided by investing activities	(4,024)	4,228
Cash flow provided (used) by financing activities:
Dividends paid	-	(477)
Tax benefit related to non-cash compensation	24	36
Net cash provided (used) by financing activities	24	(441)
Net (decrease) increase in cash and short term investments	(373)	24,806
Cash and short term investments at beginning of period	16,206	28,197
Cash and short term investments at end of period	$15,833	$53,003

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2011	2010
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$2
Non-cash investing and finance activities:
Accrued dividends payable	$-	$477

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(1) Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, following form commercial excess liability, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National with and into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”).  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.4 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% will be achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of March 31, 2011, the Company had approximately 43.4% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written premium for the first quarter of 2011, 3% of gross written premium for the second quarter of 2011, and 4% of gross written premium thereafter.  This will have no impact on the Company’s consolidated financial results.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

•
The claims service fees payable by the Merged Company to Superior Adjusting, Inc. (“Superior”) were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

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

The merger of Federated National and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of the newly formed Federated National. References to the historical activities of American Vehicle are appropriately identified throughout this document.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida. Effective January 26, 2011, Federated National merged with and into American Vehicle and American Vehicle changed its name to Federated National.

American Vehicle, prior to the January 2011 merger, was licensed as an admitted carrier in Florida, and underwrote commercial general liability, and personal and commercial automobile insurance. American Vehicle was also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrote commercial general liability insurance in those states. American Vehicle operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states. Subsequent to the merger, these operations may continue under the newly formed Federated National.

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

During the three months ended March 31, 2011, 82.5%, 10.3%, 3.6% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2010, 78.0%, 13.0%, 3.0% and 6.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

We are focusing our marketing efforts on continuing to expand our distribution network and market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. For example, we became an admitted insurer in the state of Georgia during the quarter ended September 30, 2010. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

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

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA reduced its’ fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date. A formal agreement reflecting this fee modification was executed during January 2011.

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

We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the three months ended March 31, 2011.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 31, 2011.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2010, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 31, 2011.

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2011 and December 31, 2010. Changes in interest rates subsequent to March 31, 2011 and December 31, 2010 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2011 and December 31, 2010 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

(E) Reclassifications

No reclassification of the 2010 financial statements was necessary to conform to the 2011 presentation.

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

The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits, commonly known as bad faith claims. During 2010, one such suit was brought against one of the Company’s affiliates. This suit was dismissed and the dismissal is currently under appeal. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial condition or results of operations. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, FIGA, Citizens Property Insurance Corporation (“Citizens”), Florida Hurricane Catastrophe Fund (“FHCF”) and Florida Joint Underwriters Insurance Company (“JUA”).

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010 or during the three months ended March 31, 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.2 million in connection with these assessments.

Related to statutory accounting, in October 2010, the National Association of Insurance Commissioners (“NAIC”) issued substantive revisions in Statement of Statutory Accounting Principles  (“SSAP”) No. 35 Revised (“SSAP No. 35R”), Guaranty Fund and Other Assessments.  For statutory accounting, SSAP No. 35R, effective January 1, 2011, requires assessments that could be recouped through future premium surcharges be expensed and an asset cannot be recognized.  The impact is there might be an effect on statutory policyholder surplus once the liability for the assessments is recognized.  The adoption of SSAP No. 35R rule will not have a material effect on our current operations.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during the three months ended March 31, 2011 or during the years 2010, 2009 or 2008.  Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company’s consolidated federal income tax returns for 2009, 2008, 2007, 2006 and 2005 are open for review by the Internal Revenue Service (“IRS”). Tax years prior to 2005 are closed for review by the IRS. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2005 and 2006 income tax returns remain open due to net operating loss carry-back from tax year 2009, which is currently being reviewed by the Joint Committee on Taxation.

The Florida Department of Revenue examination of the Company’s consolidated Florida income tax returns for 2007, 2006, 2005 and 2004 was settled and closed in early November 2010 with no change to tax years 2007, 2006 and 2005. The audit resulted in an immaterial adjustment to the 2004 tax year. The Florida income tax returns for 2008 and 2009 are open for review.

The Company has recorded a net deferred tax asset of $8.9 million as of March 31, 2011.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease Payments
(Dollars in Thousands)
2011	549
Total	$549

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

Total investments increased $4.1 million, or 3.4%, to $126.6 million as of March 31, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of March 31, 2011and of December 31, 2010, respectively.

We did not hold any trading investment securities during the three months ended March 31, 2011.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of March 31, 2011 and December 31, 2010 respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

The investments held as of March 31, 2011 and December 31, 2010 were comprised mainly of corporate bonds held in various industries and United States government bonds.

As of March 31, 2011, 54% of the investment portfolio is in corporate bonds, 26% is in United States government bonds, 2% is in obligations of states and political subdivisions, 1% is in international bonds and 17% is in common stock and mutual funds. Approximately 16% of the common stock holdings are related to foreign entities.

As of December 31, 2010, 56% of the investment portfolio is in corporate bonds, 2% is in obligations of states and political subdivisions, 28% is in United States government bonds and 14% is in common stock and mutual funds. Approximately 1% of the common stock holdings are related to foreign entities.

As of March 31, 2011, 69% of the debt portfolio is in diverse industries and 31% is in United States government bonds.  As of March 31, 2011, approximately 84% of the equity holdings are in equities related to diverse industries and 16% are in mutual funds.

As of December 31, 2010, 72% of the debt portfolio was in diverse industries and 28% was in United States government bonds.  As of December 31, 2010, approximately 77% of the equity holdings were in equities related to diverse industries and 23% were in mutual funds.

During the three months ended March 31, 2011, we did not re-classify any of our bond portfolio between available for sale and held-to-maturity.

As of March 31, 2011 and December 31, 2010, we have classified $6.7 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.6 million for the period ended March 31, 2011 and December 31, 2010, respectively.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,512	20.94%	$28,196	23.02%
Obligations of states and political subdivisions	2,956	2.34%	2,963	2.42%
Corporate	67,883	53.62%	65,808	53.73%
International	1,502	1.19%	1,383	1.13%
	98,853	78.09%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	926	0.73%	818	0.67%
United States government obligations and authorities	5,815	4.59%	5,380	4.39%
	6,741	5.32%	6,198	5.06%
Total debt securities	105,594	83.41%	104,548	85.36%

Equity securities, at market:	21,001	16.59%	17,937	14.64%
Total investments	$126,595	100.00%	$122,485	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$225	$21,733	$348	$14,584
Equity securities	319	1,989	2,093	13,349
Total realized gains	544	23,722	2,441	27,933

Debt securities	(432)	13,833	(25)	1,481
Equity securities	(215)	1,472	(191)	1,439
Total realized losses	(647)	15,305	(216)	2,920

Net realized (losses) gains on investments	$(103)	$39,027	$2,225	$30,853

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at March 31, 2011 and December 31, 2010 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
March 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,831	$130	$449	$26,512
Obligations of states and political subdivisions	2,918	47	9	2,956
Corporate	67,741	721	579	67,883
International	1,483	21	2	1,502
	$98,973	$919	$1,039	$98,853

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,815	$185	$28	$5,972
Corporate	926	2	6	922
	$6,741	$187	$34	$6,894

Equity securities - common stocks	$19,460	$2,393	$852	$21,001

December 31, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$28,389	$191	$384	$28,196
Obligations of states and political subdivisions	2,920	49	6	2,963
Corporate	65,540	850	581	65,809
International	1,358	25	1	1,382
	$98,207	$1,115	$972	$98,350

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,381	$212	$20	$5,573
Corporate	818	1	3	816
	$6,199	$213	$23	$6,389

Equity securities - common stocks	$17,245	$1,425	$733	$17,937

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2011.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(449)	$(449)	$-
Obligations of states and political subdivisions	(9)	(9)	-
Corporate	(579)	(579)	-
International	(2)	(2)	-
	(1,039)	(1,039)	-
Equity securities:
Common stocks	(852)	(556)	(296)

Total debt and equity securities	$(1,891)	$(1,595)	$(296)

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2010.

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

Below is a summary of debt securities at March 31, 2011 and December 31, 2010, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$8,174	$8,201	$13,231	$13,268
Due after one through five years	42,165	42,526	49,982	50,360
Due after five through ten years	40,238	40,034	30,066	29,971
Due after ten years	15,137	14,986	11,127	11,140

Total	$105,714	$105,747	$104,406	$104,739

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,009,868 and $65,133, maturing in 2012 and 2016 respectively, were on deposit with the Florida OIR as of March 31, 2011, as required by law for Federated National respectively, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$899	$845
Dividends on equity securities	70	87
Interest on cash and cash equivalents	1	3

Total investment income	$970	$935

Net realized (losses) gains	$(103)	$2,225

Proceeds from sales of debt and equity securities during the three months ended March 31, 2011 and 2010, were approximately $41.5 million and $31.1 million, respectively.

The table below sets forth a summary of net realized investment (losses) gains during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Net realized (losses) gains
Debt securities	$(207)	$323
Equity securities	104	1,902

Total	$(103)	$2,225

The table below sets forth a summary of net unrealized investment (losses) gains during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Net unrealized (losses) gains
Debt securities	$(120)	$143
Equity securities	1,541	692

Total	$1,421	$835

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

In September 2006, FASB issued accounting guidance that defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date.  This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance also categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurement, as follows.

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

Index

Assets measured at fair value on a recurring basis as of March 31, 2011, presented in accordance with this guidance, are as follows.

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$26,512	$-	$26,512
Obligations of states and political subdivisions	-	2,956	-	2,956
Corporate	67,883	-	-	67,883
International	-	1,502	-	1,502
	67,883	30,970	-	98,853

Equity securities:
Common stocks	21,001	-	-	21,001
	21,001	-	-	21,001

Total debt and equity securities	$88,884	$30,970	$-	$119,854

Assets measured at fair value on a recurring basis as of December 31, 2010, presented in accordance with this guidance, are as follows.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$28,196	$-	$28,196
Obligations of states and political subdivisions	-	2,963	-	2,963
Corporate	65,809	-	-	65,809
International	-	1,382	-	1,382
	65,809	32,541	-	98,350

Equity securities:
Common stocks	17,937	-	-	17,937
	17,937	-	-	17,937

Total debt and equity securities	$83,746	$32,541	$-	$116,287

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(7)  Comprehensive Loss

For the three months ended March 31, 2011 and 2010, comprehensive loss consisted of the following.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Net loss	$(2,007)	$(927)

Change in net unrealized gains (losses) on investments available for sale	587	(869)
Comprehensive loss before tax	(1,420)	(1,796)

Income tax (expense) benefit related to items of other comprehensive loss	(221)	327
Comprehensive loss	$(1,641)	$(1,469)

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

Index

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

Index

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

Index

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

(2) Standard & Poor's rated "AA" (Obligor's capacity to meet its financial commitment on the obligation is very strong)

As a result of the January 2011 merger of Federated National with and into American Vehicle, we are better capitalized and anticipate more favorable terms in connection with our upcoming reinsurance structure.

We entered into an 80% quota share treaty with Scor Reinsurance Company effective May 1, 2010 for all private passenger automobile policies in effect on May 1, 2010. This treaty included a ceding of unearned premium to the reinsurers. Our insurance companies will retain 20% of the policy risk for the term of the quota share agreement.

Index

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

Pursuant to commutation provisions contained in the original 2005 FHCF agreement, we anticipate negotiating a commutation agreement for the 2005 contract year.

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010 or during the three months ended March 31, 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments are not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.2 million in connection with these assessments.

Related to statutory accounting, in October 2010, the NAIC issued substantive revisions in SSAP No. 35R, Guaranty Fund and Other Assessments.  For statutory accounting, SSAP No. 35R, effective January 1, 2011, requires assessments that could be recouped through future premium surcharges be expensed and an asset cannot be recognized.  The impact is there might be an effect on statutory policyholder surplus once the liability for the assessments is recognized.  The adoption of SSAP No. 35R rule will not have a material effect on our current operations.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $4.6 million as of March 31, 2011 and December 31, 2010, respectively.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of both March 31, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 89,750 shares.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of March 31, 2011 and December 31, 2010, we had no outstanding exercisable options to purchase shares.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 562,098 and 574,800 shares, respectively.

Activity in our stock option plans for the period from January 1, 2009 to March 31, 2011 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	(12,702)	$8.65
Outstanding at March 31, 2011	89,750	$12.83	562,098	$9.13

Options outstanding as of March 31, 2011 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

March 31, 2011	53,650	$12.83	314,908	$9.13
December 31, 2011	17,700	$12.83	57,757	$9.13
December 31, 2012	17,700	$12.83	83,433	$9.13
December 31, 2013	700	$12.83	52,400	$9.13
December 31, 2014	-	$12.83	33,000	$9.13
December 31, 2015	-	$12.83	20,600	$9.13
Thereafter	-	$12.83	-	$9.13
Total options exercisable	89,750		562,098

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2011 are lower by approximately $62,000 and $39,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2010 were lower by approximately $96,000 and $60,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended March 31, 2011 would have been ($0.25), if the Company had not adopted FASB issued guidance, compared with the unchanged reported basic and diluted earnings per share of ($0.25).

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

There were no options granted during the three months ended March 31, 2011. The weighted average fair value of options granted during the three months ended March 31, 2010 was $1.81, estimated on the date of grant using the Black-Scholes option-pricing model.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	March 31, 2011	March 31, 2010
Dividend yield	N/A	5.80%
Expected volatility	N/A	82.36%
Risk-free interest rate	N/A	1.33%
Expected life (in years)	N/A	3.06

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Summary information about the Company’s stock options outstanding at March 31, 2011 follows.

	Range of Exercise Price	Outstanding at March 31, 2011	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at March 31, 2011
1998 Plan	$6.67 - $16.59	89,750	2.44	$12.83	53,650
2002 Plan	$3.03 - $18.21	562,098	3.78	$9.13	314,908

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2011, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

(11) Subsequent Events

The Company has determined that there are no events or transactions occurring subsequent to March 31, 2011, that would have a material impact on the Company’s results of operations or financial condition as of March 31, 2011.

Index

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “21st Century” “Company,” “we,” “us” and “our,” refers to 21st Century Holding Company and its subsidiaries.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, following form commercial excess liability, fire, allied lines, workers’ compensation, business personal property and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National with and into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”).  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Our executive offices are located at 3661 West Oakland Park Boulevard, Suite 300, Lauderdale Lakes, Florida, 33311 and our telephone number is (954) 581-9993.

Recent Developments

In May 2011, the Florida Legislature passed legislation intended to reform Florida’s property insurance market. This legislation is now awaiting the governor’s signature. These changes would become effective immediately upon signing.

Among other things, the legislation provides:

•
A claim, supplemental claim, or reopened windstorm or hurricane claim must be given to the insurer within 3 years after the hurricane first makes landfall or the windstorm causes covered damage. An initial, supplemental or reopened sinkhole claim must be given to the insurer within 2 years after the policyholder knew or reasonably should have known about the sinkhole loss. The bill also enacts a 5 year statute of limitations for bringing an action for the breach of a property insurance contract that runs from the date of loss.

•
The surplus requirements for insurers transacting residential property insurance that are not a wholly owned subsidiary of an insurer domiciled in another state are increased. For a new insurer, the bill raises the surplus requirement from $5 million to $15 million. An existing insurer that holds a certificate of authority before July 1, 2011, must have a surplus of at least $5 million until June 30, 2016; from July 1, 2016 until June 30, 2021, a surplus of at least $10 million; and on or after July 1, 2021, a surplus of at least $15 million.

•
Property insurance rate filings must be submitted via the “file and use” method until May 1, 2012. In a “file and use” rate filing the insurer must receive approval from the OIR before implementing the insurer’s proposed rate.  Residential property insurers are authorized to make a separate rate filing limited solely to an adjustment of its rates for reinsurance and financing products used as a replacement for reinsurance. The rate filing may not result in a premium increase of more than 15% for an individual policyholder and must be approved or disapproved by the OIR within 45 days. The OIR retains the authority to deny the filing if the proposed rate is excessive, inadequate, or unfairly discriminatory. An insurer may make only one such filing per 12-month period.

•
Public adjuster fees related to reopened or supplemental claims will be limited to a maximum of 20% of the reopened or supplemental claim payment. The legislation also limits public adjuster fees to 20% of an insurance claim payment made by the insurer more than one year after events that are the subject of a declaration of a state of emergency by the governor. A public adjuster fee related to a policy issued by Citizens Property Insurance Corporation may not exceed 10% of the additional amount actually paid in excess of the amount originally offered by Citizens on the claim.  Public adjusters must give prompt notice of a property loss claim to the insurer and include with the notice the public adjuster’s employment contract. The public adjuster must also ensure that the insurer has access to inspect the property, can interview the insured directly about the loss and claim, and allow the insurer to obtain information necessary to investigate and respond to the claim.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

•
The legislation enacts numerous revisions and clarifications to the Florida statutes governing sinkhole and catastrophic ground cover collapse insurance.  These changes are intended to reduce the number and cost of sinkhole claims and disputes, increase reliance on scientific or technical determinations relating to sinkhole claims, and ensure that repairs are made in accordance with scientific and technical determinations and insurance claims payments, including by authorizing insurers to restrict catastrophic ground cover collapse and sinkhole loss coverage to the principal building as defined in the insurance policy and allowing an insurer to require a property inspection prior to issuing sinkhole loss coverage. The bill changes the definition of “sinkhole loss,” primarily by creating a statutory definition of “structural damage” for purposes of determining whether a sinkhole loss has occurred. The legislation also creates a substantially new process for an insurer’s investigation of a sinkhole claim. Coverage for sinkhole loss is not available if structural damage is not present or sinkhole activity is not the cause of structural damage. The insurer may limit payment to the actual cash value of the sinkhole loss not including below-ground repair techniques until the policyholder enters into a contract for the performance of building stabilization repairs.  Any contract for below-ground repairs to be made in accordance with the recommendations set forth in the insurer’s sinkhole report must be entered into within 90 days after the policyholder receives notice that the insurer has confirmed coverage for sinkhole loss and all stabilization and repairs to the structure and contents generally must be completed within 12 months after the policyholder enters into the contract for repairs. Once stabilization or foundation repairs are completed, the professional engineer responsible for monitoring the repairs must issue a report to the property owner detailing the repairs performed and certifying that the repairs were performed properly.  Last, the circumstances that allow an insurer to nonrenew a policy on the basis of filing a sinkhole claim have been modified to permit nonrenewal only if the insurer makes payments for sinkhole loss that equal or exceed policy limits or the policyholder does not repair the structure in accordance with the engineering recommendations.

•
The legislation provides that at least 120 days notice of nonrenewal, cancellation or termination (reduced from 180 days) must be given to a named insured whose residential structure has been insured by the insurer or its affiliate for at least 5-years.  Insurers are now also authorized to renew a property and casualty insurance policy under different policy terms by providing to the policyholder a written “Notice of Change in Policy Terms” instead of a written “Notice of Non-Renewal.” The Notice must be titled “Notice of Change in Policy Terms,” give the insured written notice of the change, and be enclosed with the written notice of renewal premium. The insured is deemed to have accepted the change in policy terms upon the insurer’s receipt of the premium payment for the renewal policy. If the insurer fails to provide the Notice of Change in Policy Terms, the original policy terms remain in effect.

•
The legislation requires the Florida Hurricane Catastrophe Fund to provide reimbursement for all incurred losses, including amounts paid as fees on behalf of the policyholder. The legislation also specifies, however, a number of losses that are excluded from payment.

•
The legislation repeals various requirements imposed on Citizens to reduce the areas of Florida that were eligible for coverage in the Florida Windstorm Underwriting Association. The legislation also specifies that Citizens may not levy regular assessments until the full Citizens policyholder surcharge has been levied and that the Citizens policyholder surcharge must be paid upon cancellation, termination, or renewal of an existing policy or upon issuance of every new policy issued within 12 months after the surcharge is levied or the time needed to fully collect the policyholder surcharge.

Merger of Federated National and American Vehicle

As part of its approval of the merger between Federated National and American Vehicle, the Florida OIR, the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

Index

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.4 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% will be achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of March 31, 2011, the Company had approximately 43.4% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written premium for the first quarter of 2011, 3% of gross written premium for the second quarter of 2011, and 4% of gross written premium thereafter.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Superior Adjusting, Inc. (“Superior”) were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

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

Our Subsidiaries

The merger of Federated National and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of the newly formed Federated National. References to the historical activities of American Vehicle are appropriately identified throughout this document.

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 400 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida. Effective January 26, 2011, Federated National merged with and into American Vehicle and American Vehicle changed its name to Federated National.

American Vehicle, prior to the January 2011 merger, was licensed as an admitted carrier in Florida, and underwrote commercial general liability, and personal and commercial automobile insurance. American Vehicle was also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrote commercial general liability insurance in those states. American Vehicle operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states. Subsequent to the merger, these operations may continue under the newly formed Federated National.

Index

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

During the three months ended March 31, 2011, 82.5%, 10.3%, 3.6% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2010, 78.0%, 13.0%, 3.0% and 6.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

We are focusing our marketing efforts on continuing to expand our distribution network and market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. As this occurs, we will seek to replicate our distribution network in those states. For example, we became an admitted insurer in the state of Georgia during the quarter ended September 30, 2010. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

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

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA reduced its’ fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date. A formal agreement reflecting this fee modification was executed during January 2011.

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

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

We also offer premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured.

Insure-Link (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the three months ended March 31, 2011.

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

Insurance Markets in Which We Operate

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

For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state including Federated National and American Vehicle in terms of assessments to support those failed companies. Through March 31, 2011, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

In recent years, approximately two-dozen new homeowner insurance companies received authority by the Florida OIR to commence business as admitted carriers in the state.

In 2006, the state of Florida created the Insurance Capital Build-Up Incentive Program in response to the catastrophic events that occurred during 2004 and 2005. This program provided matching capital funds to any new or existing carrier licensed to write homeowners’ insurance in Florida under certain conditions.  This program resulted in a significant erosion of our homeowners’ insurance market since 2007.  We did not participate in the Insurance Capital Build-Up Incentive Program. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our shareholders’ best interest to compete solely on price.

Index

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. National and regional companies that compete with us in the homeowners’ market include Castle Key Indemnity Insurance Company (formerly Allstate Floridian) and Fidelity National Insurance Company. In addition to these nationally recognized companies, we also compete with several Florida domestic property and casualty companies such as, but not limited to, Universal Property and Casualty Insurance Company, Royal Palm Insurance Company, St. Johns Insurance Company, Cypress Property and Casualty Insurance Company, and American Strategic Insurance Company.

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

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of March 31, 2011 Compared with December 31, 2010

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

Total investments increased $4.1 million, or 3.4%, to $126.6 million as of March 31, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of March 31, 2011and of December 31, 2010, respectively.

We did not hold any trading investment securities during the three months ended March 31, 2011.

Below is a summary of net unrealized gains and losses as of March 31, 2011 and December 31, 2010, by category.

	Unrealized Gains and (Losses)
	March 31, 2011	December 31, 2010
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(319)	$(192)
Obligations of states and political subdivisions	38	43
Corporate	142	268
International	19	24
	(120)	143

Equity securities:
Common stocks	1,541	692

Total debt and equity securities	$1,421	$835

The net unrealized gain of $1.4 million is inclusive of $1.9 million of unrealized losses. The $1.9 million of unrealized losses is inclusive of $0.9 million unrealized losses from equity securities and $1.0 million unrealized losses from debt securities.

The $0.9 million of unrealized losses from equity securities is from common stocks held in diverse industries as of March 31, 2011.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The $1.0 million of unrealized losses from debt securities consists of $0.1 million, $0.3 million and $0.6 million from US government, federal agency mortgage-backed securities and corporate bonds, respectively.  The unrealized losses on the Company’s investment in federal agency mortgage-backed securities are due to interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis and does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the Company’s investment in corporate bonds relates to $38.8 million invested in bonds across diverse sectors; 65% of these bonds had at least an “A” rating and the unrealized losses were caused by interest rate changes.  The Company does not expect to settle at prices less than the amortized cost basis.  Because the Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of March 31, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

The investments held as of March 31, 2011 and December 31, 2010, were comprised mainly of corporate bonds held in various industries and United States government bonds.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2011, 54% of the investment portfolio is in corporate bonds, 26% is in United States government bonds, 2% is in obligations of states and political subdivisions, 1% is in international bonds, and 17% is in common stock and mutual funds. Approximately 16% of the common stock holdings are related to foreign entities.

As of December 31, 2010, 56% of the investment portfolio is in corporate bonds, 2% is in obligations of states and political subdivisions, 28% is in United States government bonds and 14% is in common stock and mutual funds. Approximately 1% of the common stock holdings are related to foreign entities.

As of March 31, 2011, 69% of the debt portfolio is in diverse industries and 31% is in United States government bonds.  As of March 31, 2011, approximately 84% of the equity holdings are in equities related to diverse industries and 16% are in mutual funds.

As of December 31, 2010, 72% of the debt portfolio were in diverse industries and 28% were in United States government bonds.  As of December 31, 2010, approximately 77% of the equity holdings were in equities related to diverse industries and 23% were in mutual funds.

The following table summarizes, by type, our investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,512	20.94%	$28,196	23.02%
Obligations of states and political subdivisions	2,956	2.34%	2,963	2.42%
Corporate	67,883	53.62%	65,808	53.73%
International	1,502	1.19%	1,383	1.13%
	98,853	78.09%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	926	0.73%	818	0.67%
United States government obligations and authorities	5,815	4.59%	5,380	4.39%
	6,741	5.32%	6,198	5.06%
Total debt securities	105,594	83.41%	104,548	85.36%

Equity securities, at market:	21,001	16.59%	17,937	14.64%
Total investments	$126,595	100.00%	$122,485	100.00%

As of March 31, 2011 and December 31, 2010, respectively, we have classified $6.7 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $3.6 million for the period ended March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.  During the three months ended March 31, 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2010, the letter of credit in favor of Republic totaled $1.0 million. As of December 31, 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement that totaled $1.0 million.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $0.4 million, or 2.3%, to $15.8 million as of March 31, 2011, compared with $16.2 million as of December 31, 2010.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $5.9 million, or 57.0%, to $4.5 million as of March 31, 2011, compared with $10.4 million as of December 31, 2010.  The change is due to $5.6 million of payments to reinsurers, net of $11.5 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.1 million, or 19.0%, to $6.7 million as of March 31, 2011, compared with $5.6 million as of December 31, 2010.

Our homeowners’ insurance premiums receivable increased $0.4 million, or 11.9%, to $3.9 million as of March 31, 2011, compared with $3.5 million as of December 31, 2010.

Our commercial general liability insurance premiums receivable increased $0.6 million, or 41.4%, to $2.0 million as of March 31, 2011, compared with $1.4 million as of December 31, 2010.

Premiums receivable in connection with our automobile line of business increased $0.1 million, or 13.4%, to $0.9 million as of March 31, 2011, compared with $0.8 million as of December 31, 2010.

Our allowance for credit losses remained unchanged at approximately $0.1 million as of March 31, 2011, compared with less than $0.1 million as of December 31, 2010.

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, decreased $2.4 million, or 30.6%, to $5.6 million as of March 31, 2011, compared with $8.0 million as of December 31, 2010. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims; payments received during the three months ended March 31, 2011 totaled $2.1 million. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $0.5 million, or 6.8%, to $8.4 million as of March 31, 2011, compared with $7.9 million as of December 31, 2010. The change is due to increased homeowners’ written and unearned premium and the related deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $1.0 million, or 12.1%, to $8.9 million as of March 31, 2011, compared with $7.9 million as of December 31, 2010. Deferred income taxes, net, is comprised of approximately $11.1 million and $9.9 million of deferred tax assets, net of approximately $2.2 million and $2.0 million of deferred tax liabilities as of March 31, 2011and December 31, 2010, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to discounted unearned premiums and net operating losses carry forward.

Income Taxes Receivable

Income taxes receivable remained unchanged at $2.4 million as of March 31, 2011 and December 31, 2010, respectively.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased $0.2 million, or 7.4%, to $2.1 million as of March 31, 2011, compared with $2.3 million as of December 31, 2010. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	March 31, 2011	December 31, 2010
	(Dollars in Thousands)

Accrued interest income receivable	$1,064	$1,089
Notes receivable	274	365
Deposits	181	133
Prepaid expenses	310	376
Other	311	347
Total	$2,140	$2,310

Unpaid Losses and LAE

Unpaid losses and LAE decreased $2.0 million, or 3.1%, to $64.5 million as of March 31, 2011, compared with $66.5 million as of December 31, 2010. The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,448	$14,708	$23,156	$5,825	$16,847	$22,672
Commercial General Liability	7,006	27,644	34,650	8,230	27,819	36,049
Automobile	3,483	3,201	6,684	3,447	4,361	7,808
Total	$18,937	$45,553	$64,490	$17,502	$49,027	$66,529

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

Unearned Premium

Unearned premiums increased $3.0 million, or 6.3%, to $50.1 million as of March 31, 2011, compared with $47.1 million as of December 31, 2010. The change was due to a $2.8 million increase in unearned homeowners’ insurance premiums and a $0.2 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.3 million, or 15.3%, to $2.7 million as of March 31, 2011, compared with $2.4 million as of December 31, 2010. Premium deposits are monies received on policies not yet in-force as of March 31, 2011.

Bank Overdraft

Bank overdraft decreased $3.0 million, or 40.4%, to $4.4 million as of March 31, 2011, compared with $7.4 million as of December 31, 2010. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.1 million, or 25.0%, to $0.4 million as of March 31, 2011, compared with $0.5 million as of December 31, 2010. As required by FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.1 million, or 52.2%, to $3.3 million as of March 31, 2011, compared with $2.2 million as of December 31, 2010.

Results of Operations
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Gross Premiums Written

Gross premiums written increased $0.1 million, or 0.5%, to $27.1 million for the three months ended March 31, 2011, compared with $27.0 million for the three months ended March 31, 2010.  The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Three Months Ended March 31,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$22,394	82.50%	$21,098	78.08%
Commercial General Liability	2,796	10.30%	3,499	12.95%
Federal Flood	985	3.63%	810	3.00%
Automobile	969	3.57%	1,614	5.97%
Gross written premiums	$27,144	100.00%	$27,021	100.00%

The Company expects the recently approved additional rate increase for our voluntary property book of business, averaging 20.2% statewide, to gain momentum and accrete throughout 2011. Federated National also received approval from the Florida OIR, in April 2010, for a premium rate increase for its assumed homeowners’ program from Citizens within the state of Florida. This premium rate increase, which averaged approximately 15.0%, was implemented on Citizens take-out policies only with an effective date of July 1, 2010. We have recently filed for a second 15.0% rate increase on the assumed homeowners program. This pending rate request has not yet been approved.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended March 31, 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($1.8) million and $1.2 million, respectively. As of March 31, 2011, 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $25.6 million (a 25.1% reduction of in-force premium), while 58.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.8 million, (a 25.6 % reduction of in-force premium), as of March 31, 2010.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s increase in the sale of homeowners’ policies by $1.3 million, or 6.1%, to $22.4 million for the three months ended March 31, 2011, compared with $21.1 million for the three months ended March 31, 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  Our number of in-force homeowners’ policies decreased by approximately 7,500, or 14.8%, to approximately 43,000 as of March 31, 2011, as compared with approximately 50,400 as of March 31, 2010.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

We are currently rated by Demotech, Inc. (“Demotech”) as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions.

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

The Company’s sale of commercial general liability policies decreased by $0.7 million to $2.8 million for the three months ended March 31, 2011, compared with $3.5 million for the three months ended March 31, 2010. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
State
Alabama	$11	0.41%	$17	0.48%
Arkansas	-	0.00%	1	0.02%
California	6	0.20%	-	0.01%
Florida	2,429	86.87%	2,923	83.56%
Georgia	-	0.00%	19	0.54%
Louisiana	233	8.34%	374	10.68%
Oklahoma	3	0.10%	1	0.02%
South Carolina	-	0.00%	2	0.05%
Texas	114	4.08%	162	4.64%
Total	$2,796	100.00%	$3,499	100.00%

The Company’s sale of auto insurance policies decreased to $1.0 million for the three months ended March 31, 2011, compared with $1.6 million for the three months ended March 31, 2010. The Company’s sale of auto insurance was limited to renewal policies during the three months ended March 31, 2011 and included new and renewal policies during the three months ended March 31, 2010.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Premiums Ceded

Gross premiums ceded increased to $1.5 million in 2011, compared with $0.9 million in 2010. Gross premiums ceded to the write-your-own flood program totaled $1.0 million and gross premiums ceded relating to our commercial automobile program totaled more than $0.4 million in 2010.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $11.5 million in 2011, compared with $13.1 million in 2010. The decreased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $3.0 million in 2011, compared with $2.0 million in 2010. The increased charge to written premium was due to a $2.8 million increase in unearned homeowners’ insurance premiums and a $0.2 million increase in unearned automobile premiums in 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year.

Net Premiums Earned

Net premiums earned increased $0.1 million, or 1.2%, to $11.1 million for in 2011, compared with $11.0 million in 2010.

The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$7,991	71.72%	$7,027	63.79%
Commercial General Liability	2,750	24.68%	3,595	32.63%
Automobile	403	3.61%	394	3.58%
Net premiums earned	$11,144	100.00%	$11,016	100.00%

The change in homeowners’ net premiums earned is due to a $1.3 million increase in gross written premium as discussed and a more than $0.3 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $0.7 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.1 million increase in the net change to unearned premium.

The change in automobile net premiums earned is a result of a more than $0.6 million decrease in gross written premium as discussed, a $0.4 million increase in gross premiums ceded and a $1.1 million decrease in the change to unearned premium.

Commission Income

Commission income decreased $0.1 million, or 23.1%, to $0.3 million in 2011, compared with $0.4 million in 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income increased $0.1 million, or 3.8%, to $1.0 million in 2011, compared with $0.9 million in 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.1%, respectively, for the three months ended March 31, 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.7% and 2.9%, respectively, for the three months ended March 31, 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.1% and 3.4%, respectively, for the three months ended March 31, 2011.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.9% and 4.1%, respectively, for the three months ended March 31, 2010.

See also “Analysis of Financial Condition As of December 31, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment (Losses) Gains

Net realized investment losses were $0.1 million in 2011, compared with net realized investment gains of $2.2 million in 2010.  Specifically, net realized losses for equity securities were nearly zero for the three months ended March 31, 2011 compared with $1.9 million net realized gains for the period ended March 31, 2010. For debt securities, net realized losses were $0.1 million for the period ended March 31, 2011, compared with net realized gains of $0.3 million for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company re-balanced the investment portfolio; during the same period in 2010, the Company had an overweight in corporate bonds that performed well and we sold these bonds to lock in gains and bolster surplus.

During the three months ended March 31, 2011 and March 31, 2010 respectively, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment (losses) gains by investment category during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$225	$348
Equity securities	319	2,093
Total realized gains	544	2,441

Realized losses:
Debt securities	(432)	(25)
Equity securities	(215)	(191)
Total realized losses	(647)	(216)
Net realized (losses) gains on investments	$(103)	$2,225

Other Income

Other income remained unchanged at $0.1 million in 2011, compared with $0.1 million in 2010. The major component of other income in 2011 and 2010 included approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

Index

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

Losses and LAE decreased by $0.7 million, or 6.8%, to $8.4 million for the three months ended March 31, 2011, compared with $9.1 million for the three months ended March 31, 2010. The overall change includes a $0.8 million decrease in our homeowners’ program due to favorable experience based in part on enhanced underwriting and claim processing techniques. The overall decrease also includes a less than $0.2 million increase in connection with our re-launched automobile program, which has experienced adverse development in its initial phase.

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

The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,448	$14,708	$23,156	$5,825	$16,847	$22,672
Commercial General Liability	7,006	27,644	34,650	8,230	27,819	36,049
Automobile	3,483	3,201	6,684	3,447	4,361	7,808
Total	$18,937	$45,553	$64,490	$17,502	$49,027	$66,529

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.0 million during the three months ended March 31, 2011. This overall change includes a $0.5 million increase in reserves for our homeowners’ program, a $1.4 million decrease in reserves for our commercial general liability program and a $1.1 million decrease in  reserves for our re-launched automobile program. The commercial general liability and automobile program decreases are due to favorable experience based in part on enhanced underwriting and claim processing techniques.

In accordance with GAAP and for the reasons discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended March 31, 2011 was 75.8% compared with 82.3% for the same period in 2010.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the loss ratios by product line.

	Three Months Ended March31,
	2011	2010
Homeowners'	68.39%	87.88%
Commercial General Liability	82.89%	63.73%
Automobile	174.58%	120.63%
All lines	75.81%	82.28%

Operating and Underwriting Expenses

Operating and underwriting expenses remained unchanged at $2.7 million for the three months ended March 31, 2011, compared with $2.7 million for the three months ended March 31, 2010.

Salaries and Wages

Salaries and wages increased $0.1 million, or 6.1%, to $2.2 million for the three months ended March 31, 2011, compared with $2.1 million for the three months ended March 31, 2010. The charge to operations for stock-based compensation, in accordance with FASB issued guidance, remained unchanged at approximately $0.1 million during the three months ended March 31, 2011 compared with approximately $0.1 million for the three months ended March 31, 2010.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.6 million, or 15.0%, to $2.9 million for the three months ended March 31, 2011, compared with $3.5 million for the three months ended March 31, 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Benefit

The provision for income tax benefit was $1.2 million for the three months ended March 31, 2011, compared with $0.6 million for the three months ended March 31, 2010. The effective rate for income taxes was 36.7% for the three months ended March 31, 2011 and 39.5% for the three months ended March 31, 2010.

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended March 31, 2011 was $2.0 million compared with $0.9 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2011, our primary sources of capital included proceeds from the sale of investment securities, decreased prepaid reinsurance premiums, increased unearned premiums, decreased reinsurance recoverable, net, increased accounts payable and accrued expenses, increased premium deposits and customer credit balances, amortization of investment premium and net realized investment losses. Additional sources of capital included depreciation and amortization, non-cash compensation, decreased other assets, a tax benefit related to non-cash compensation and a provision for credit losses.

During the three months ended March 31, 2011, operations provided net operating cash flow of $3.6 million, compared with having provided net operating cash flow of $21.0 million for the three months ended March 31, 2010.

Index

21st Century Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2011, operations generated $13.5 million of gross cash flow, due to a $5.9 million decrease in prepaid reinsurance premiums, a $3.0 million increase in unearned premiums, a $2.5 million decrease in reinsurance recoverable, net, a $1.1 million increase in accounts payable and accrued expenses, a $0.4 million increase in premium deposits and customer credit balances, $0.3 million of amortization of investment premium and $0.1 million net realized investment losses. Additional sources of cash included $0.1 million of depreciation and amortization, less than $0.1 million of non-cash compensation and a less than $0.1 million decrease in other assets.

During the three months ended March 31, 2011, operations used $9.9 million of gross cash flow, due to a $3.1 million decrease in bank overdraft, a $2.0 million decrease in unpaid losses and LAE and a $1.2 million increase in deferred income tax expense. Additional uses of cash included a $1.0 million increase in premiums receivable, a $0.5 million increase in policy acquisition costs, net of amortization and a less than $0.1 million recovery for uncollectible premiums receivable, all in conjunction with a $2.0 million net loss.

During the three months ended March 31, 2011, net cash used by investing activities was $4.0 million, compared with net cash provided by investing activities of $4.2 million during the three months ended March 31, 2010. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2011, investing activities generated $41.5 million and used $45.6 million.

During the three months ended March 31, 2011, net financing activities provided less than $0.1 million, as compared with having used $0.4 million during the three months ended March 31, 2010. In 2011, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation.

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

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Index

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2011, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,512	20.94%	$28,196	23.02%
Obligations of states and political subdivisions	2,956	2.34%	2,963	2.42%
Corporate	67,883	53.62%	65,808	53.73%
International	1,502	1.19%	1,383	1.13%
	98,853	78.09%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	926	0.73%	818	0.67%
United States government obligations and authorities	5,815	4.59%	5,380	4.39%
	6,741	5.32%	6,198	5.06%
Total debt securities	105,594	83.41%	104,548	85.36%

Equity securities, at market:	21,001	16.59%	17,937	14.64%
Total investments	$126,595	100.00%	$122,485	100.00%

Index

21st Century Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March 31, 2011and December 31, 2010, debt securities had the following quality ratings by Moody's or, if not rated by Moody's, by Standard and Poor's Company or Fitch.

	March 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$43,713	41.40%	$43,533	41.64%
AA	7,244	6.86%	8,995	8.60%
A	29,183	27.64%	39,079	37.38%
BBB	25,454	24.10%	11,125	10.64%
Not rated	-	0.00%	1,816	1.74%
	$105,594	100.00%	$104,548	100.00%

The following table summarizes, by maturity, the debt securities as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$8,201	7.77%	$13,267	12.69%
One year to five years	42,355	40.10%	50,149	47.96%
Five years to 10 years	40,037	37.92%	29,979	28.68%
More than 10 years	15,001	14.21%	11,153	10.67%
Total debt securities	$105,594	100.00%	$104,548	100.00%

At March 31, 2011, the weighted average maturity of the debt portfolio was approximately 7.4 years.

Index

21st Century Holding Company

The following table provides information about the financial instruments as of March 31, 2011 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2011	2012	2013	2014	2015	2016	Thereafter	Total	Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$1,421	$2,855	$2,245	$500	$-	$60	$7,265	$14,346	$14,529
Obligations of states and political subdivisions	-	300	350	-	-	-	2,205	2,855	2,956
Corporate securities	4,589	7,137	2,857	7,145	3,470	2,492	31,411	59,101	64,294
International securities	650	-	182	350	-	-	250	1,432	1,502
Collateralized mortgage obligations	-	233	2,418	4,749	6,390	4,826	2,965	21,581	22,313
Equity securities, at market	-	-	-	-	-	-	-	-	21,001
All investments	$6,660	$10,525	$8,052	$12,744	$9,860	$7,378	$44,096	$99,315	$126,595

Weighted average interest rate by expected maturity:
United States government obligations and authorities	1.75%	3.36%	3.63%	1.75%	0.00%	7.25%	4.14%	3.60%
Obligations of states and political subdivisions	0.00%	5.50%	2.04%	0.00%	0.00%	0.00%	6.12%	5.55%
Corporate securities	3.69%	3.84%	3.32%	5.10%	4.74%	5.71%	6.50%	5.50%
International securities	6.98%	0.00%	2.25%	4.20%	0.00%	0.00%	5.75%	5.48%
Collateralized mortgage obligations	0.00%	4.50%	5.11%	5.08%	4.56%	4.92%	4.01%	4.74%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.60%	3.77%	3.86%	4.94%	4.62%	5.21%	5.92%	5.06%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2011.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first three months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

Item 5

Other Information

None

Index

21st Century Holding Company

Item 6

Exhibits

10.1
Agreement and Plan of Merger dated as of January 26, 2011 among 21st Century Holding Company, Federated National Insurance Company and American Vehicle Insurance Company (incorporated by reference from Exhibit 2.1 in the Company’s Form 8-K filed with the SEC on January 27, 2011).

10.2
Consent Order for Case Number 114165-10-CO between Federated National Insurance Company, American Vehicle Insurance Company, 21st Century Holding Company and the Florida Office of Insurance Regulation filed January 25, 2011 to approve of the merger of Federated National Insurance Company with and into American Vehicle Insurance Company (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on January 27, 2011).

10.3
Articles of Merger dated as of January 26, 2011 of Federated National Insurance Company with and into American Vehicle Insurance Company (incorporated by reference from Exhibit 99.1 in the Company’s Form 8-K filed with the SEC on January 27, 2011)

10.4
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2011 (incorporated by reference from Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 3, 2011).

10.5
Addendum No. 1 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2011 (incorporated by reference from Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on March 3, 2011).

10.6
Addendum No. 2 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2011 (incorporated by reference from Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on March 3, 2011).

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

Index

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
Date: May 16, 2011

Index

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