Form 10-Q
period 2011-06-30
21ST CENTURY HOLDING CO
filed 2011-08-15
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 0-2500111

21st Century Holding Company
(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

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

Common Stock, $.01 par value –7,946,384 outstanding as of August 15, 2011

21ST CENTURY HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$101,454	$98,350
Debt maturities, held to maturity, at amortized cost	7,220	6,198
Equity securities, available for sale, at fair value	20,894	17,937

Total investments	129,568	122,485

Cash and short term investments	22,142	16,206
Prepaid reinsurance premiums	2,288	10,416
Premiums receivable, net of allowance for credit losses of $119 and $68, respectively	6,934	5,639
Reinsurance recoverable, net	5,066	8,038
Deferred policy acquisition costs	8,935	7,879
Deferred income taxes, net	8,954	7,916
Income taxes receivable	2,393	2,393
Property, plant and equipment, net	739	767
Other assets	2,166	2,310

Total assets	$189,185	$184,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$64,731	$66,529
Unearned premiums	53,829	47,136
Premiums deposits and customer credit balances	2,425	2,364
Bank overdraft	8,913	7,430
Deferred gain from sale of property	253	506
Accounts payable and accrued expenses	3,010	2,153

Total liabilities	133,161	126,118

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,946,384, respectively.	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,802	50,654
Accumulated other comprehensive income	1,277	520
Retained earnings	3,866	6,678
Total shareholders' equity	56,024	57,931
Total liabilities and shareholders' equity	$189,185	$184,049

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$28,002	$27,597	$55,146	$54,619
Gross premiums ceded	(13,510)	(20,907)	(15,015)	(21,825)

Net premiums written	14,492	6,690	40,131	32,794

Increase (decrease) in prepaid reinsurance premiums	886	6,422	(10,634)	(6,639)
Increase in unearned premiums	(3,718)	(2,220)	(6,693)	(4,247)

Net change in prepaid reinsurance premiums and unearned premiums	(2,832)	4,202	(17,327)	(10,886)

Net premiums earned	11,660	10,892	22,804	21,908
Commission income	309	558	605	944
Finance revenue	116	103	236	176
Managing general agent fees	452	439	913	933
Net investment income	1,054	1,011	2,023	1,945
Net realized investment gains	442	1,599	339	3,824
Regulatory assessments recovered	3	51	109	567
Other income	140	381	271	518

Total revenue	14,176	15,034	27,300	30,815

Expenses:
Losses and LAE	7,818	10,196	16,265	19,261
Operating and underwriting expenses	2,544	3,013	5,257	5,729
Salaries and wages	1,891	2,176	4,089	4,248
Policy acquisition costs - amortization	3,039	3,035	5,978	6,495

Total expenses	15,292	18,420	31,589	35,733

Loss before provision for income tax benefit	(1,116)	(3,386)	(4,289)	(4,918)
Provision for income tax benefit	(311)	(1,037)	(1,477)	(1,642)

Net loss	$(805)	$(2,349)	$(2,812)	$(3,276)

Net loss per share - basic	$(0.10)	$(0.30)	$(0.35)	$(0.42)

Net loss per share - diluted	$(0.10)	$(0.30)	$(0.35)	$(0.42)

Weighted average number of common shares outstanding - basic	7,946,384	7,946,384	7,946,384	7,946,384

Weighted average number of common shares outstanding - diluted	7,946,384	7,946,384	7,946,384	7,946,384

Dividends paid per share	$-	$-	$-	$0.06

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(2,812)	$(3,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of investment premium discount, net	642	427
Depreciation and amortization of property plant and equipment, net	97	107
Net realized investment gains	(339)	(3,824)
Provision for credit losses, net	16	4
Recovery for uncollectible premiums receivable	(51)	(77)
Non-cash compensation	105	198
Changes in operating assets and liabilities:
Premiums receivable	(1,244)	4,208
Prepaid reinsurance premiums	8,129	8,251
Reinsurance recoverable, net	2,972	1,385
Income taxes recoverable	-	(2,900)
Deferred income tax expense, net of other comprehensive income	(1,495)	1,220
Policy acquisition costs, net of amortization	(1,056)	(860)
Other assets	(124)	1,036
Unpaid losses and LAE	(1,798)	(4,244)
Unearned premiums	6,693	4,247
Premium deposits and customer credit balances	61	431
Bank overdraft	1,481	(752)
Accounts payable and accrued expenses	857	(605)
Net cash provided by operating activities	12,134	4,976
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	55,587	81,072
Purchases of investment securities available for sale	(61,760)	(46,565)
Purchases of property and equipment	(69)	60
Net cash (used) provided by investing activities	(6,242)	34,567
Cash flow provided (used) by financing activities:
Dividends paid	-	(477)
Tax benefit related to non-cash compensation	44	38
Net cash provided (used) by financing activities	44	(439)
Net increase in cash and short term investments	5,936	39,104
Cash and short term investments at beginning of period	16,206	28,197
Cash and short term investments at end of period	$22,142	$67,301

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2011	2010
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Non-cash investing and finance activities:
Accrued dividends payable	$-	$-

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.3 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of June 30, 2011, the Company had approximately 38.6% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

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

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida. Effective January 26, 2011, Federated National merged with and into American Vehicle and American Vehicle changed its name to Federated National.

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

During the six months ended June 30, 2011, 81.5%, 10.2%, 4.1% and 4.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2010, 79.3%, 12.3%, 3.4% and 5.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. In June 2011, we determined to stop providing financing for new policies although we continue to provide financing for existing policies.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the six months ended June 30, 2011.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 31, 2011.

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

We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2011 and December 31, 2010. Changes in interest rates subsequent to June 30, 2011 and December 31, 2010 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2011 and December 31, 2010 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

In February 2010, the FASB issued ASU No. 2010-09:  Amendments to Certain Recognition and Disclosure Requirements, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is a SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; and ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. Adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010 or during the six months ended June 30, 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, GAAP treatment is to charge current operations for the assessments. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.2 million in connection with these assessments.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during the six months ended June 30, 2011 or during the years 2010, 2009 or 2008.  Future assessments by this association are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $9.0 million as of June 30, 2011.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At June 30, 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease Payments
(Dollars in Thousands)
2011	366
Total	$366

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

Total investments increased $7.1 million, or 5.8%, to $129.6 million as of June 30, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available-for-sale and carried at fair value represent 94% and 95% of total investments as of June 30, 2011 and of December 31, 2010, respectively.

We did not hold any trading investment securities during the six months ended June 30, 2011.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of June 30, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired as defined by FASB-issued guidance.

The investments held as of June 30, 2011 and December 31, 2010, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of June 30, 2011, 62% of the debt portfolio is in diverse industries and 38% is in United States government bonds.  As of June 30, 2011, approximately 91% of the equity holdings are in equities related to diverse industries and 9% are in mutual funds.

As of June 30, 2011, 48% of the investment portfolio is in corporate bonds, 2% is in obligations of states and political subdivisions, and 32% is in United States government bonds. Approximately 9% of the common stock holdings are related to foreign entities.

During the six months ended June 30, 2011, we did not reclassify any of our bond portfolio from available-for-sale to held-to-maturity.

As of June 30, 2011 and December 31, 2010, we have classified $7.2 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $4.6 and $3.6 million for the period ended June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, Federated National maintained a fully funded trust agreement totaling $1.0 million in favor of one of its reinsurers.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$34,591	26.70%	$28,196	23.02%
Obligations of states and political subdivisions	3,085	2.38%	2,963	2.42%
Corporate	62,519	48.25%	65,808	53.73%
International	1,259	0.97%	1,383	1.13%
	101,454	78.30%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	923	0.71%	818	0.67%
United States government obligations and authorities	6,297	4.86%	5,380	4.39%
	7,220	5.57%	6,198	5.06%
Total debt securities	108,674	83.87%	104,548	85.36%

Equity securities, at market:	20,894	16.13%	17,937	14.64%
Total investments	$129,568	100.00%	$122,485	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$200	$7,720	$1,520	$41,690
Equity securities	418	2,260	569	4,699
Total realized gains	618	9,980	2,089	46,389

Debt securities	-	-	(16)	1,086
Equity securities	(176)	1,055	(474)	2,442
Total realized losses	(176)	1,055	(490)	3,528

Net realized gains on investments	$442	$11,035	$1,599	$49,917

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$425	$29,453	$1,868	$56,272
Equity securities	737	4,249	2,661	18,047
Total realized gains	1,162	33,702	4,529	74,319

Debt securities	(432)	13,833	(40)	2,567
Equity securities	(391)	2,527	(665)	3,881
Total realized losses	(823)	16,360	(705)	6,448

Net realized gains on investments	$339	$50,062	$3,824	$80,767

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at June 30, 2011 and December 31, 2010 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
June 30, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$34,489	$300	$196	$34,593
Obligations of states and political subdivisions	2,917	168	-	3,085
Corporate	61,631	1,151	265	62,517
International	1,223	36	-	1,259
	$100,260	$1,655	$461	$101,455

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,297	$209	$14	$6,492
Corporate	923	13	1	935
	$7,220	$222	$15	$7,427

Equity securities - common stocks	$20,040	$1,897	$1,043	$20,894

December 31, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$28,389	$191	$384	$28,196
Obligations of states and political subdivisions	2,920	49	6	2,963
Corporate	65,540	850	581	65,809
International	1,358	25	1	1,382
	$98,207	$1,115	$972	$98,350

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,381	$212	$20	$5,573
Corporate	818	1	3	816
	$6,199	$213	$23	$6,389

Equity securities - common stocks	$17,245	$1,425	$733	$17,937

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of June 30, 2011.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(197)	$(197)	$-
Obligations of states and political subdivisions	-	-	-
Corporate	(265)	(265)	-
International	-	-	-
	(462)	(462)	-
Equity securities:
Common stocks	(1,042)	(588)	(454)

Total debt and equity securities	$(1,504)	$(1,050)	$(454)

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

Below is a summary of debt securities at June 30, 2011 and December 31, 2010, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$8,705	$8,775	$13,231	$13,268
Due after one through five years	45,311	46,043	49,982	50,360
Due after five through ten years	37,762	38,172	30,066	29,971
Due after ten years	15,702	15,891	11,127	11,140

Total	$107,480	$108,881	$104,406	$104,739

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,008,103 and $64,904, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of June 30, 2011, as required by law for Federated National, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$957	$926
Dividends on equity securities	96	82
Interest on cash and cash equivalents	1	3

Total investment income	$1,054	$1,011

Net realized gains	$442	$1,599

Proceeds from sales of debt and equity securities during the three months ended June 30, 2011 and 2010, were approximately $11.0 million and $49.9 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$1,855	$1,771
Dividends on equity securities	166	169
Interest on cash and cash equivalents	2	5

Total investment income	$2,023	$1,945

Net realized gains	$339	$3,824

Proceeds from sales of debt and equity securities during the six months ended June 30, 2011 and 2010, were approximately $50.1 million and $80.8 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Net realized gains
Debt securities	$200	$1,504
Equity securities	242	95

Total	$442	$1,599

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of realized investment gains (losses) during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Net realized gains
Debt securities	$(7)	$1,828
Equity securities	346	1,996

Total	$339	$3,824

The table below sets forth a summary of net unrealized investment gains during the three months ended June 30, 2011 and 2010.

	Period Ending
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$1,193	$143
Equity securities	855	692

Total	$2,048	$835

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

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis as of June 30, 2011, presented in accordance with this guidance, are as follows.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$34,593	$-	$34,593
Obligations of states and political subdivisions	-	3,085	-	3,085
Corporate	62,517	-	-	62,517
International	-	1,259	-	1,259
	62,517	38,937	-	101,455

Equity securities:
Common stocks	20,894	-	-	20,894
	20,894	-	-	20,894

Total debt and equity securities	$83,411	$38,937	$-	$122,348

Assets measured at fair value on a recurring basis as of December 31, 2010, presented in accordance with this guidance, are as follows.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$28,196	$-	$28,196
Obligations of states and political subdivisions	-	2,963	-	2,963
Corporate	65,809	-	-	65,809
International	-	1,382	-	1,382
	65,809	32,541	-	98,350

Equity securities:
Common stocks	17,937	-	-	17,937
	17,937	-	-	17,937

Total debt and equity securities	$83,746	$32,541	$-	$116,287

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(7)  Comprehensive Loss

For the three and six months ended June 30, 2011 and 2010, comprehensive loss consisted of the following.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)

Net loss	$(805)	$(2,349)	$(2,812)	$(3,276)

Change in net unrealized gains (losses) on investments available for sale	626	(1,748)	1,213	(2,617)
Comprehensive loss before tax	(179)	(4,097)	(1,599)	(5,893)

Income tax (benefit) expense related to items of other comprehensive loss	(235)	658	(456)	985
Comprehensive loss	$(414)	$(3,439)	$(2,055)	$(4,908)

(8) Reinsurance Agreements

Financing risk generally involves a combination of risk retention and risk transfer techniques. Retention, similar to a deductible, involves financing losses by funds internally generated. Transfer involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements there are reinsurance agreements. Following reinsurance agreements there are also retro-cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally, there are three separate kinds of reinsurance structures – quota share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiary against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF has restricted its very affordable reinsurance capacity for the 2011–2012 and 2010–2011 hurricane seasons and is expected to continue constricting its claim paying capacity for future seasons. This gradual restriction is requiring us to replace that capacity with more expensive private market reinsurance. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech, Inc. (“Demotech”).

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Our property lines of business include homeowners’ and fire. For the 2011-2012 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $298.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $226.0 million, with the Company retaining the first $7.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $154.1 million, or 51.7% of the $298.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2011-2012 hurricane season, inclusive of approximately $11.7 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $39.3 million.

The cost and amounts of reinsurance is based on management's analysis of Federated National's exposure to catastrophic risk as of June 30, 2011 and projected to September 30, 2011. Our data will be again subjected to exposure level analysis as of September 30, 2011. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums because of increase in our exposure level. Last year, the September 30, 2010 change to limits total limits was an increase of $10.3 million or 2.9% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. Any subsequent change to management’s June 30, 2011 exposure analysis, projected to September 30, 2011 will be amortized over the remaining balance of the underlying policy term.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2011-2012 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating

UNITED STATES
American Agricultural Insurance	A	-
Everest Reinsurance Company	A	+		(2)
Houston Casualty Co. (UK Branch)	A	+		(2)
Munich Reinsurance America, Inc.	A	+		(2)
Odyssey Reinsurance Company	A
QBE Reinsurance Corporation	A			(2)

BERMUDA
ACE Tempest Reinsurance Ltd.	A	+	*	(2)
Arch Reinsurance Limited	A			(2)
Ariel Reinsurance Company Limited	A	-	*
DaVinci Reinsurance Limited	A		*	(2)
D.E. Shaw Re (Bermuda) Ltd.	NR			(1)
JC Re Ltd (Juniperus)	NR		*	(1)
Montpelier Reinsurance Ltd.	A	-
Renaissance Reinsurance Limited	A	+	*	(2)
Torus Insurance (Bermuda) Limited	A	-	*

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A		*	(2)
Antares Syndicate No. 1274 (AUL)	A			(2)
Arrow Syndicate No. 1910 (ARW)	A		*	(2)
Broadgate Underwriting Limited Syndicate No. 1301 (BGT)	A			(2)
Liberty Syndicates Paris/Syndicate 4472	A			(2)
MAP Underwriting Syndicate No. 2791 (MAP)	A		*	(2)
Novae Syndicate No. 2007 (NVA)	A			(2)

EUROPE
Amlin Bermuda Limited	A			(2)
Flagstone Reassurance Suisse SA	A	-
Lansforsakringar Sak Forsakringsaktiebolag	NR-5			(2)
Scor Switzerland AG	A			(2)

* Reinstatement Premium Protection Program Participants

(1) Participant will fund a trust agreement for their exposure with cash and U.S. Government obligations of American institutions at fair market value.

(2) Standard & Poor's rated "A" or higher (investment grade - economic situation can affect finance)

For the 2010-2011 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $360.7 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $285.5 million, with the Company retaining the first $5.0 million of losses and LAE for each event. Our reinsurance program included coverage purchased from the private market, which afforded optional reinstatement premium protection that provided coverage beyond the first event, along with coverage from the FHCF. Coverage afforded by the FHCF totaled approximately $220.4 million, or 61.1% of the $360.7 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2010-2011 private reinsurance companies and their respective A.M. Best rating are listed in the table as follows.

Reinsurer	A.M. Best Rating

UNITED STATES
American Agricultural Insurance	A			(2)
Everest Reinsurance Company	A	+		(2)
Munich Reinsurance America, Inc.	A	+		(2)
QBE Reinsurance Corporation	A			(2)

BERMUDA
ACE Tempest Reinsurance Ltd.	A	+	*	(2)
Actua Re Limited	NR		*	(1)
Amlin Bermuda Limited	A			(2)
Ariel Reinsurance Company Limited	A	-	*
DaVinci Reinsurance Limited	A		*	(2)
Flagstone Reinsurance Limited	A	-
Montpelier Reinsurance Ltd.	A	-		(2)
Nephila/ Allianz Risk Trnsfr Zurich (BDA)	NR-5		*	(2)
Renaissance Reinsurance Limited	A	+	*	(2)
Torus Insurance (Bermuda) Limited	A	-	*

UNITED KINGDOM
Antares Syndicate No. 1274 (AUL)	A			(2)
Broadgate Underwriting Limited Syndicate No. 1301 (BGT)	A			(2)
Arrow Syndicate No. 1910 (ARW)	A		*	(2)
Amlin Syndicate No. 2001 (AML)	A			(2)
Novae Syndicate No. 2007 (NVA)	A			(2)
Houson Casualty Co. (UK Branch)	A	+		(2)

EUROPE
Lansforsakringar Sak Forsakringsaktiebolag	NR-5			(2)
Liberty Syndicates Paris/Syndicate 4472	A			(2)

* Reinstatement Premium Protection Program Participants

(1) Participant has funded a trust agreement for their exposure with approximately $3.8 million of cash and U.S. Government obligations of American institutions at fair market value.

(2) Standard & Poor's rated "A" or higher (investment grade - economic situation can affect finance)

We entered into an 80% quota share treaty with Scor Reinsurance Company effective May 1, 2010 for a one-year term for all private passenger automobile policies in effect on May 1, 2010. This treaty included a ceding of unearned premium to the reinsurers. Our insurance companies retained 20% of the policy risk for the term of the quota share agreement. This treaty was not renewed and will run off in accordance with provisions set forth in the quota share treaty.

American Vehicle became an admitted insurer in the state of Georgia during the quarter ended September 30, 2010. As part of the ramp-up of our business in Georgia, we entered into an arrangement to write non-standard private passenger automobile insurance through a reputable managing general agent familiar with the Georgia market. A quota share treaty cedes 100% of the risk and fully collateralizes for unearned premium and unpaid loss and LAE.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Pursuant to commutation provisions contained in the original 2005 FHCF agreement, on July 21, 2011 Federated National and the FHCF negotiated such a commutation agreement for the 2005 contract year. The terms of the agreement provide that Federated National release the FHCF from all its obligations under the original reinsurance agreement for a negotiated consideration as a final payment for all unpaid claims subject to the treaty. This negotiation resulted in a final commutation payment received by us for a total of $4.1 million, which is the maximum available under the treaty to pay loss and LAE including incurred but not yet reported (“IBNR”) for the subject losses. The benefit of the FHCF treaty inures to the benefit of the private reinsurers participating in the treaty.  Should our estimations for unpaid loss and LAE exceed our commutation with the FHCF ultimately prove inadequate, our coverage in the private market has been exhausted and not will continue to indemnify us. Additionally, this commutation agreement did not have an effect on operational net income.

Pursuant to commutation provisions contained in the original 2004 FHCF agreement, on August 10, 2010 Federated National and the FHCF negotiated such a commutation agreement for the 2004 contract year. The terms of the agreement provide that Federated National release the FHCF from all its obligations under the original reinsurance agreement for a negotiated consideration as a final payment for all unpaid claims subject to the treaty. This negotiation resulted in a final commutation payment received by us for a total of $0.75 million, which the Company believes is adequate to pay loss and LAE including IBNR for the subject losses. The benefit of the FHCF treaty inures to the benefit of the private reinsurers participating in the treaty.  Should our estimations for unpaid loss and LAE exceed our commutation with the FHCF and ultimately prove inadequate, our coverage in the private market will continue to indemnify us. We do not expect the private market coverage to be exhausted. Additionally, this commutation agreement did not have an effect on operational net income.

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010 or during the six months ended June 30, 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, GAAP treatment was to charge current operations for the assessments. If new assessments occur, we will be required to treat these assessments consistent with GAAP since accounting difference with Statutory accounting no longer exists as of January 1, 2011. Through policyholder surcharges, as approved by the Florida OIR, we have since recouped $7.2 million in connection with these assessments.

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

The FHCF reimbursement contract and addendums are all effective June 1, 2011, and the private excess of loss type treaties are all effective July 1, 2011; all treaties have a term of one year. Our reinsurance treaty with the FHCF has a significant credit risk, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. Additionally, the FHCF treaty contains an exclusion for “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.” This credit risk is mitigated by a fund cash buildup due to the absence of covered events in recent years.

To date, there have been no claims asserted against the reinsurers in connection with the 2011–2012 and 2010–2011 excess of loss and FHCF treaties.

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

As regards to the commercial multi-peril property program that began recording premium on August 28, 2009, we have secured an automatic facultative reinsurance agreement with Munich Reinsurance America, Inc. (“Munich Re”) and Ascot Underwriting Limited (“Ascot”) for bound risks with total insured values not to exceed $10.0 million, with additional coverage in excess of $10.0 million available upon submission and subjected to underwriting guidelines. This coverage excludes catastrophic wind-storm risk. A.M. Best ratings for Munich Re and Ascot are A+ and A, respectively.

During 2010, the Company secured casualty reinsurance affording coverage totaling $4.0 million in excess of $1.0 million. This reinsurance also protects the Company against extra contractual obligations and losses in excess of policy limits. Any loss occurrence that involves liability exposure written by either Federated National or American Vehicle or a combination of both will be covered. The cost of this coverage totaled approximately $0.5 million.

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

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements and outstanding irrevocable letters of credit totaled $4.6 million as of June 30, 2011 and December 31, 2010, respectively.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of both June 30, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 89,750 shares.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of June 30, 2011 and December 31, 2010, we had no outstanding exercisable options to purchase shares.

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a five-year period, and expire six or ten years after the grant date. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of June 30, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 548,300 and 574,800 shares, respectively.

Activity in our stock option plans for the period from January 1, 2009 to June 30, 2011 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	-	$-	(26,500)	$10.39
Outstanding at June 30, 2011	89,750	$12.83	548,300	$9.06

Options outstanding as of June 30, 2011 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

June 30, 2011	58,650	$12.83	312,545	$9.06
December 31, 2011	12,700	$12.83	47,322	$9.06
December 31, 2012	17,700	$12.83	83,033	$9.06
December 31, 2013	700	$12.83	52,200	$9.06
December 31, 2014	-	$12.83	32,800	$9.06
December 31, 2015	-	$12.83	20,400	$9.06
Thereafter	-	$12.83	-	$9.06
Total options exercisable	89,750		548,300

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

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Upon the exercise of options, the Company issues authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2011 and 2010 include the following.

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

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended June 30, 2011 are lower by approximately $55,000 and $34,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2011 are lower by approximately $118,000 and $73,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

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

Basic and diluted earnings per share for the three months ended June 30, 2011 would have remained unchanged at ($0.10), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.10).  Basic and diluted earnings per share for the six months ended June 30, 2011 would have been ($0.34), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.35).

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

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

There were no options granted during the three months ended June 30, 2011 or during the three months ended June 30, 2010.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	June 30, 2011	June 30, 2010
Dividend yield	N/A	5.80%
Expected volatility	N/A	82.36%
Risk-free interest rate	N/A	1.33%
Expected life (in years)	N/A	3.06

Summary information about the Company’s stock options outstanding at June 30, 2011 follows.

	Range of Exercise Price	Outstanding at June 30, 2011	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at June 30, 2011
1998 Plan	$6.67 - $16.59	89,750	2.20	$12.83	58,650
2002 Plan	$3.03 - $18.21	548,300	3.60	$9.06	312,545

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2011, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

(11) Subsequent Events

The Company has determined that there are no events or transactions occurring subsequent to June 30, 2011, that would have a material impact on the Company’s results of operations or financial condition as of June 30, 2011.

Index

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2011 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Recent Developments

In May 2011, the Florida Legislature passed and Governor Scott signed legislation intended to reform Florida’s property insurance market.

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

Index

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $2.3 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of June 30, 2011, the Company had approximately 38.6% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”), a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the insurance company’s results of operations.  This will have no impact on the Company’s consolidated financial results.

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

Our Subsidiaries

The merger of Federated National and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of the Federated National following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this report.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federated National is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida. Effective January 26, 2011, Federated National merged with and into American Vehicle and American Vehicle changed its name to Federated National.

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

During the six months ended June 30, 2011, 81.5%, 10.2%, 4.1% and 4.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2010, 79.3%, 12.3%, 3.4% and 5.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Index

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

Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. In June 2011, we determined to stop providing financing for new policies although we continue to provide financing for existing policies.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the six months ended June 30, 2011.

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

For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state in terms of assessments to support those failed companies. Through June 30, 2011, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

Index

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

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended June 30, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of June 30, 2011 Compared with December 31, 2010

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

Total investments increased $7.1 million, or 5.8%, to $129.6 million as of June 30, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available-for-sale and carried at fair value represent 94% and 95% of total investments as of June 30, 2011 and of December 31, 2010, respectively.

We did not hold any trading investment securities during the six months ended June 30, 2011.

Below is a summary of net unrealized gains and losses as of June 30, 2011 and December 31, 2010, by category.

	Unrealized Gains and (Losses)
	June 30, 2011	December 31, 2010
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$102	$(192)
Obligations of states and political subdivisions	168	43
Corporate	887	268
International	36	24
	1,193	143

Equity securities:
Common stocks	855	692

Total debt and equity securities	$2,048	$835

The net unrealized gain of $2.0 million is inclusive of $1.5 million of unrealized losses. The $1.5 million of unrealized losses is inclusive of $1.0 million unrealized losses from equity securities and $0.5 million unrealized losses from debt securities.

The $1.0 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of June 30, 2011.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.5 million of unrealized losses from debt securities consists of $0.2 million and $0.3 million from United States government, federal agency mortgage-backed securities and corporate bonds, respectively.  The unrealized losses on the Company’s investment in federal agency mortgage-backed securities are due to interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis and does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The unrealized losses on the Company’s investment in corporate bonds relates to $17.2 million invested in bonds across diverse sectors; 63% of these bonds had at least an “A” rating and the unrealized losses were caused by interest rate changes.  The Company does not expect to settle at prices less than the amortized cost basis.  Because the Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of June 30, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired as defined by FASB-issued guidance.

During the six months ended June 30, 2011, in connection with the other-than-temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The investments held as of June 30, 2011 and December 31, 2010, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of June 30, 2011, 62% of the debt portfolio is in diverse industries and 38% is in United States government bonds.  As of June 30, 2011, approximately 91% of the equity holdings are in equities related to diverse industries and 9% are in mutual funds.

As of June 30, 2011, 48% of the investment portfolio is in corporate bonds, 2% is in obligations of states and political subdivisions, and 32% is in United States government bonds. Approximately 9% of the common stock holdings are related to foreign entities.

The following table summarizes, by type, our investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$34,591	26.70%	$28,196	23.02%
Obligations of states and political subdivisions	3,085	2.38%	2,963	2.42%
Corporate	62,519	48.25%	65,808	53.73%
International	1,259	0.97%	1,383	1.13%
	101,454	78.30%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	923	0.71%	818	0.67%
United States government obligations and authorities	6,297	4.86%	5,380	4.39%
	7,220	5.57%	6,198	5.06%
Total debt securities	108,674	83.87%	104,548	85.36%

Equity securities, at market:	20,894	16.13%	17,937	14.64%
Total investments	$129,568	100.00%	$122,485	100.00%

As of June 30, 2011 and December 31, 2010, we have classified $7.2 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements or outstanding irrevocable letters of credit, used for such purposes, total $4.6 and $3.6 million for the period ended June 30, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.  During the three months ended March 31, 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

During the three months ended June 30, 2011 and 2010, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. As of December 31, 2007, the letter of credit in favor of Republic totaled $10.0 million. As of December 31, 2008, the letter of credit in favor of Republic totaled $3.0 million. As of December 31, 2009, the letter of credit in favor of Republic totaled $1.0 million. As of June 30, 2011 and December 31, 2010, respectively, the letter of credit in favor of Republic totaled zero, and was replaced by a fully funded trust agreement that totaled $1.0 million.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $5.9 million, or 36.6%, to $22.1 million as of June 30, 2011, compared with $16.2 million as of December 31, 2010.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $8.1 million, or 78.0%, to $2.3 million as of June 30, 2011, compared with $10.4 million as of December 31, 2010.  The change is due to $14.2 million of payments to reinsurers, net of $22.3 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.3 million, or 23.0%, to $6.9 million as of June 30, 2011, compared with $5.6 million as of December 31, 2010.

Our homeowners’ insurance premiums receivable increased $0.4 million, or 11.2%, to $3.9 million as of June 30, 2011, compared with $3.5 million as of December 31, 2010.

Our commercial general liability insurance premiums receivable increased $0.4 million, or 27.5%, to $1.8 million as of June 30, 2011, compared with $1.4 million as of December 31, 2010.

Premiums receivable in connection with our automobile line of business increased $0.6 million, or 70.2%, to $1.4 million as of June 30, 2011, compared with $0.8 million as of December 31, 2010.

Our allowance for credit losses remained unchanged at approximately $0.1 million as of June 30, 2011, compared with as of December 31, 2010.

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, decreased $2.9 million, or 37.0%, to $5.1 million as of June 30, 2011, compared with $8.0 million as of December 31, 2010. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims; payments received during the six months ended June 30, 2011 totaled $3.1 million. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $1.0 million, or 13.4%, to $8.9 million as of June 30, 2011, compared with $7.9 million as of December 31, 2010. The change is due to increased homeowners’ written and unearned premium and the related deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $1.1 million, or 13.1%, to $9.0 million as of June 30, 2011, compared with $7.9 million as of December 31, 2010. Deferred income taxes, net, is comprised of approximately $11.4 million and $9.9 million of deferred tax assets, net of approximately $2.4 million and $2.0 million of deferred tax liabilities as of June 30, 2011 and December 31, 2010, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to discounted unearned premiums and net operating losses carry forward.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes Receivable

Income taxes receivable remained unchanged at $2.4 million as of June 30, 2011 and December 31, 2010, respectively.

Other Assets

Other assets decreased $0.1 million, or 6.3%, to $2.2 million as of June 30, 2011, compared with $2.3 million as of December 31, 2010. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	June 30, 2011	December 31, 2010
	(Dollars in Thousands)

Accrued interest income receivable	$1,178	$1,089
Notes receivable	183	365
Deposits	191	133
Prepaid expenses	344	376
Other	270	347
Total	$2,166	$2,310

Unpaid Losses and LAE

Unpaid losses and LAE decreased $1.8 million, or 2.7%, to $64.7 million as of June 30, 2011, compared with $66.5 million as of December 31, 2010. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,279	$12,941	$22,220	$5,825	$16,847	$22,672
Commercial General Liability	5,608	29,491	35,099	8,230	27,819	36,049
Automobile	3,520	3,892	7,412	3,447	4,361	7,808
Total	$18,407	$46,324	$64,731	$17,502	$49,027	$66,529

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

Unearned Premium

Unearned premiums increased $6.7 million, or 14.2%, to $53.8 million as of June 30, 2011, compared with $47.1 million as of December 31, 2010. The change was due to a $5.9 million increase in unearned homeowners’ insurance premiums, a $0.2 million increase in unearned flood insurance premiums, and a $0.6 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances remained unchanged at approximately $2.4 million as of June 30, 2011, compared with as of December 31, 2010. Premium deposits are monies received on policies not yet in-force as of June 30, 2011.

Bank Overdraft

Bank overdraft increased $1.5 million, or 19.9%, to $8.9 million as of June 30, 2011, compared with $7.4 million as of December 31, 2010. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.2 million, or 50.0%, to $0.3 million as of June 30, 2011, compared with $0.5 million as of December 31, 2010. As required by FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $0.8 million, or 39.8%, to $3.0 million as of June 30, 2011, compared with $2.2 million as of December 31, 2010.

Results of Operations
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Gross Premiums Written

Gross premiums written increased $0.4 million, or 1.5%, to $28.0 million for the three months ended June 30, 2011, compared with $27.6 million for the three months ended June 30, 2010.  The following table denotes gross premiums written by major product line.

	Three Months Ended June 30,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$22,568	80.59%	$22,205	80.46%
Commercial General Liability	2,819	10.07%	3,240	11.74%
Federal Flood	1,274	4.55%	1,052	3.81%
Automobile	1,341	4.79%	1,100	3.99%
Gross written premiums	$28,002	100.00%	$27,597	100.00%

The Company expects the recently approved rate increases for our voluntary homeowners’ program and for our policies assumed from Citizens, which average 20.2% and 13.9% statewide, respectively, to result in improved earnings in 2011. Federated National also received approval from the Florida OIR, in April 2010, for a premium rate increase for its assumed homeowners’ program within the state of Florida. This premium rate increase, which averaged approximately 15.0%, was implemented on our assumed homeowners’ program with an effective date of July 1, 2010.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended June 30, 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled $0.8 million and ($1.7) million, respectively. As of June 30, 2011, 60.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million (a 25.6% reduction of in-force premium), while 57.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.1 million, (a 24.6 % reduction of in-force premium), as of June 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s increase in the sale of homeowners’ policies by $0.4 million, or 1.6%, to $22.6 million for the three months ended June 30, 2011, compared with $22.2 million for the three months ended June 30, 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies decreased by approximately 5,200, or 10.7%, to approximately 43,400 as of June 30, 2011, as compared with approximately 48,600 as of June 30, 2010.

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

The Company’s sale of commercial general liability policies decreased by $0.4 million to $2.8 million for the three months ended June 30, 2011, compared with $3.2 million for the three months ended June 30, 2010. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$15	0.54%	$12	0.37%
Arkansas	-	0.00%	-	0.00%
California	-	0.00%	7	0.23%
Florida	2,339	82.96%	2,650	81.80%
Georgia	-	0.00%	27	0.82%
Louisiana	286	10.14%	298	9.20%
Oklahoma	-	0.00%	3	0.09%
South Carolina	-	0.00%	-	0.00%
Texas	179	6.36%	242	7.47%
Virginia	-	0.00%	1	0.02%
Total	$2,819	100.00%	$3,240	100.00%

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of auto insurance policies increased to $1.3 million for the three months ended June 30, 2011, compared with $1.1 million for the three months ended June 30, 2010.

Gross Premiums Ceded

Gross premiums ceded decreased to $13.5 million for the three months ended June 30, 2011, compared with $20.9 million for the three months ended June 30, 2010. Gross premiums ceded relating to our homeowners’,   write-your-own flood and automobile programs totaled $11.8 million, $1.3 million and $0.4 million for the three months ended June 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $18.4 million, $1.1 million and $1.4 million for the three months ended June 30, 2010. The decrease to gross premiums ceded relating to our homeowners’ program is primarily due to the reduced cost of reinsurance purchased from the FHCF.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $0.9 million for the three months ended June 30, 2011, compared with $6.4 million for the three months ended June 30, 2010. The decreased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $3.7 million for the three months ended June 30, 2011, compared with $2.2 million for the three months ended June 30, 2010. The increased charge to written premium was due to a $3.1 million increase in unearned homeowners’ insurance premiums, a $0.2 million increase in unearned flood premiums, and a $0.4 million increase in unearned automobile premiums during the three months ended June 30, 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $0.8 million, or 7.1%, to $11.7 million for the three months ended June 30, 2011, compared with $10.9 million for the three months ended June 30, 2010.

The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$8,405	72.08%	$7,039	64.62%
Commercial General Liability	2,698	23.14%	3,378	31.02%
Automobile	557	4.78%	475	4.36%
Net premiums earned	$11,660	100.00%	$10,892	100.00%

The change in homeowners’ net premiums earned is due to a $0.4 million increase in gross written premium as discussed and a $1.0 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $0.4 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.3 million decrease in the net change to unearned premium.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commission Income

Commission income decreased $0.3 million, or 44.7%, to $0.3 million for the three months ended June 30, 2011, compared with $0.6 million for the three months ended June 30, 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.1 million, or 4.1%, to $1.1 million for the three months ended June 30, 2011, compared with $1.0 million for the three months ended June 30, 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.2%, respectively, for the three months ended June 30, 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.8%, respectively, for the three months ended June 30, 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.3% and 3.5%, respectively, for the three months ended June 30, 2011.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.8% and 4.2%, respectively, for the three months ended June 30, 2010.

See also “Analysis of Financial Condition As of June 30, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $0.4 million for the three months ended June 30, 2011, compared with net realized investment gains of $1.6 million for the three months ended June 30, 2010. Specifically, net realized gains for equity securities were $0.2 million for the three months ended June 30, 2011 compared with $0.1 million net realized gains for the three months ended June 30, 2010. For debt securities, net realized gains were $0.2 million for the three months ended June 30, 2011, compared with net realized gains of $1.5 million for the three months ended June 30, 2010.  During the three months ended June 30, 2011, the Company re-balanced the investment portfolio; during the three months ended June 30, 2010, the Company had an overweight in corporate bonds that performed well and we sold these bonds to lock in gains and bolster surplus.

During the three months ended June 30, 2011 and June 30, 2010, respectively, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below depicts the net realized investment gains (losses) by investment category during the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$200	$1,520
Equity securities	418	569
Total realized gains	618	2,089

Realized losses:
Debt securities	0	(16)
Equity securities	(176)	(474)
Total realized losses	(176)	(490)
Net realized gains on investments	$442	$1,599

Other Income

Other income decreased $0.3 million, or 63.3%, to $0.1 million for the three months ended June 30, 2011, compared with $0.4 million for the three months ended June 30, 2010. The major component of other income for the three months ended June 30, 2011 is approximately $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $2.4 million, or 23.3%, to $7.8 million for the three months ended June 30, 2011, compared with $10.2 million for the three months ended June 30, 2010. The overall change includes a $0.7 million decrease in our homeowners’ program and a $1.7 million decrease in connection with our automobile program, due to favorable experience based in part on enhanced underwriting and claim processing techniques.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,279	$12,941	$22,220	$5,825	$16,847	$22,672
Commercial General Liability	5,608	29,491	35,099	8,230	27,819	36,049
Automobile	3,520	3,892	7,412	3,447	4,361	7,808
Total	$18,407	$46,324	$64,731	$17,502	$49,027	$66,529

Index

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.8 million during the six months ended June 30, 2011. This overall change includes a $0.4 million decrease in reserves for our homeowners’ program, a $1.0 million decrease in reserves for our commercial general liability program and a $0.4 million decrease in reserves for our automobile program. The decreases are due to favorable experience based in part on enhanced underwriting and claim processing techniques.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three-month period ended June 30, 2011 was 67.0% compared with 93.6% for the same period in 2010. The favorable decrease to our loss ratio is due to the $2.4 million decrease in losses and LAE measured against the $0.8 million increase in net premium earned during the three months ended June 30, 2011 as compared to the same period in 2010.

The table below reflects the loss ratios by product line.

	Three Months Ended June 30,
	2011	2010
Homeowners'	61.01%	103.34%
Commercial General Liability	71.40%	58.32%
Automobile	139.00%	235.77%
All lines	67.04%	93.62%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.5 million, or 15.6%, to $2.5 million for the three months ended June 30, 2011, compared with $3.0 million for the three months ended June 30, 2010.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 13.1%, to $1.9 million for the three months ended June 30, 2011, compared with $2.2 million for the three months ended June 30, 2010. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $55,000 during the three months ended June 30, 2011 compared with approximately $102,000 for the three months ended June 30, 2010.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, remained unchanged at $3.0 million for the three months ended June 30, 2011, compared with $3.0 million for the three months ended June 30, 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Benefit

The provision for income tax benefit was $0.3 million for the three months ended June 30, 2011, compared with $1.0 million for the three months ended June 30, 2010. The effective rate for income taxes was 27.9% for the three months ended June 30, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loss

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2011 was $0.8 million compared with $2.3 million for the three months ended June 30, 2010.

Results of Operations
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Gross Premiums Written

Gross premiums written increased $0.5 million, or 1.0%, to $55.1 million for the six months ended June 30, 2011, compared with $54.6 million for the six months ended June 30, 2010.  The following table denotes gross premiums written by major product line.

	Six Months Ended June 30,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$44,962	81.53%	$43,304	79.28%
Commercial General Liability	5,615	10.18%	6,739	12.34%
Federal Flood	2,259	4.10%	1,862	3.41%
Automobile	2,310	4.19%	2,714	4.97%
Gross written premiums	$55,146	100.00%	$54,619	100.00%

See “Results of Operations-Three Months Ended June 30, 2011” for a discussion of our recently approved rate increases.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the six months ended June 30, 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($1.0) million and ($0.5) million, respectively. As of June 30, 2011, 60.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.3 million (a 25.6% reduction of in-force premium), while 57.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.1 million, (a 24.6 % reduction of in-force premium), as of June 30, 2010.

The Company’s increase in the sale of homeowners’ policies by $1.7 million, or 3.8%, to $45.0 million for the six months ended June 30, 2011, compared with $43.3 million for the six months ended June 30, 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies decreased by approximately 5,200, or 10.7%, to approximately 43,400 as of June 30, 2011, as compared with approximately 48,600 as of June 30, 2010.

See “Results of Operations-Three Months Ended June 30, 2011” for a description of Federated National’s Demotech rating.

The Company’s sale of commercial general liability policies decreased by $1.1 million to $5.6 million for the six months ended June 30, 2011, compared with $6.7 million for the six months ended June 30, 2010. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$27	0.47%	$29	0.43%
Arkansas	-	0.00%	1	0.01%
California	6	0.10%	7	0.11%
Florida	4,766	84.91%	5,573	82.71%
Georgia	-	0.00%	46	0.68%
Louisiana	519	9.24%	672	9.97%
Oklahoma	3	0.05%	4	0.06%
South Carolina	-	0.00%	2	0.03%
Texas	294	5.23%	404	5.99%
Virginia	-	0.00%	1	0.01%
Total	$5,615	100.00%	$6,739	100.00%

The Company’s sale of auto insurance policies decreased to $2.3 million for the six months ended June 30, 2011, compared with $2.7 million for the six months ended June 30, 2010.

Gross Premiums Ceded

Gross premiums ceded decreased to $15.0 million for the six months ended June 30, 2011, compared with $21.8 million for the six months ended June 30, 2010. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $11.9 million, $2.2 million and $0.9 million for the six months ended June 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $18.5 million, $1.9 million and $1.4 million for the six months ended June 30, 2010. The decrease to gross premiums ceded relating to our homeowners’ program is primarily due to the reduced cost of reinsurance purchased from the FHCF.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $10.6 million for the six months ended June 30, 2011, compared with $6.6 million for the six months ended June 30, 2010. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $6.7 million for the six months ended June 30, 2011, compared with $4.2 million for the six months ended June 30, 2010. The increased charge to written premium was due to a $5.9 million increase in unearned homeowners’ insurance premiums, a $0.2 million increase in unearned flood premiums, and a $0.6 million increase in unearned automobile premiums during the six months ended June 30, 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $0.9 million, or 4.1%, to $22.8 million for the six months ended June 30, 2011, compared with $21.9 million for the six months ended June 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$16,396	71.90%	$14,066	64.20%
Commercial General Liability	5,448	23.89%	6,973	31.83%
Automobile	960	4.21%	869	3.97%
Net premiums earned	$22,804	100.00%	$21,908	100.00%

The change in homeowners’ net premiums earned is due to a $1.7 million increase in gross written premium as discussed and a $0.6 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $1.1 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.4 million decrease in the net change to unearned premium.

The change in automobile net premiums earned is a result of a $0.4 million decrease in gross written premium as discussed, and a $0.3 million change in gross premiums ceded and unearned premium.

Commission Income

Commission income decreased $0.3 million, or 35.9%, to $0.6 million for the six months ended June 30, 2011, compared with $0.9 million for the six months ended June 30, 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.1 million, or 4.0%, to $2.0 million for the six months ended June 30, 2011, compared with $1.9 million for the six months ended June 30, 2010. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.2%, respectively, for the six months ended June 30, 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.7% and 2.9%, respectively, for the six months ended June 30, 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.5%, respectively, for the six months ended June 30, 2011. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.9% and 4.2%, respectively, for the six months ended June 30, 2010.

See also “Analysis of Financial Condition As of June 30, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $0.3 million for the six months ended June 30, 2011, compared with net realized investment gains of $3.8 million for the six months ended June 30, 2010.  Specifically, net realized gains for equity securities were $0.3 million for the six months ended June 30, 2011, compared with $2.0 million net realized gains for the period ended June 30, 2010. For debt securities, net realized losses were nearly zero for the period ended June 30, 2011, compared with net realized gains of $1.8 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, the Company re-balanced the investment portfolio; during the same period in 2010, the Company had an overweight in corporate bonds that performed well and we sold these bonds to lock in gains and bolster the surplus of our insurance companies.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2011 and June 30, 2010, respectively, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains (losses) by investment category during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$425	$1,868
Equity securities	737	2,661
Total realized gains	1,162	4,529

Realized losses:
Debt securities	(432)	(40)
Equity securities	(391)	(665)
Total realized losses	(823)	(705)
Net realized gains on investments	$339	$3,824

Other Income

Other income decreased $0.2 million, or 47.8%, to $0.3 million for the six months ended June 30, 2011, compared with $0.5 million for the six months ended June 30, 2010. The major component of other income for the six months ended June 30, 2011 is approximately $0.3 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

Losses and LAE

Losses and LAE decreased by $3.0 million, or 15.6%, to $16.3 million for the six months ended June 30, 2011, compared with $19.3 million for the six months ended June 30, 2010. The overall change includes a $1.4 million decrease in our homeowners’ program and a $1.6 million decrease in connection with our automobile program, due to favorable experience based in part on enhanced underwriting and claim processing techniques.

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,279	$12,941	$22,220	$5,825	$16,847	$22,672
Commercial General Liability	5,608	29,491	35,099	8,230	27,819	36,049
Automobile	3,520	3,892	7,412	3,447	4,361	7,808
Total	$18,407	$46,324	$64,731	$17,502	$49,027	$66,529

Reserves for unpaid losses and LAE decreased by approximately $1.8 million during the six months ended June 30, 2011, as a result of our process of estimating claims. See “Results of Operations-Three Months Ended June 30, 2011” for a further explanation of losses and LAE.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our loss ratio for the six-month period ended June 30, 2011 was 71.3 compared with 87.9% for the same period in 2010. The favorable decrease to our loss ratio is due to the $3.0 million decrease in losses and LAE measured against the $0.9 million increase in net premium earned during the six months ended June 30, 2011 as compared to the same period in 2010.

The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2011	2010
Homeowners'	64.64%	96.72%
Commercial General Liability	78.10%	64.05%
Automobile	147.04%	159.03%
All lines	71.33%	87.92%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.4 million, or 8.3%, to $5.3 million for the six months ended June 30, 2011, compared with $5.7 million for the six months ended June 30, 2010.

Salaries and Wages

Salaries and wages decreased $0.1 million, or 3.7%, to $4.1 million for the six months ended June 30, 2011, compared with $4.2 million for the six months ended June 30, 2010. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $118,000 during the six months ended June 30, 2011 compared with approximately $198,000 for the six months ended June 30, 2010.

Policy Acquisition Costs - Amortization

Policy acquisition costs – amortization, decreased $0.5 million, or 8.0%, to $6.0 million for the six months ended June 30, 2011, compared with $6.5 million for the six months ended June 30, 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Benefit

The provision for income tax benefit was $1.5 million for the six months ended June 30, 2011, compared with $1.6 million for the six months ended June 30, 2010. The effective rate for income taxes was 34.4% for the six months ended June 30, 2011.

Net Loss

As a result of the foregoing, the Company’s net loss for the six months ended June 30, 2011 was $2.8 million compared with $3.3 million for the six months ended June 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the six months ended June 30, 2011, our primary sources of capital included proceeds from the sale of investment securities, decreased prepaid reinsurance premiums, increased unearned premiums, decreased reinsurance recoverable, net, increased bank overdraft and increased accounts payable and accrued expenses.  Additional sources of capital included amortization of investment premium, non-cash compensation, depreciation and amortization, increased premium deposits and customer credit balances and a tax benefit related to non-cash compensation.

During the six months ended June 30, 2011, operations provided net operating cash flow of $12.1 million, compared with $5.0 million for the six months ended June 30, 2010.

During the six months ended June 30, 2011, operations generated $21.1 million of gross cash flow, due to a $8.1 million decrease in prepaid reinsurance premiums, a $6.7 million increase in unearned premiums, a $3.0 million decrease in reinsurance recoverable, net, a $1.5 million increase in bank overdraft and a $0.9 million increase in accounts payable and accrued expenses. Additional sources of cash included $0.6 million of amortization of investment premium, $0.1 million of non-cash compensation, less than $0.1 million of depreciation and amortization and a less than $0.1 million increase in premium deposits and customer credit balances.

During the six months ended June 30, 2011, operations used $8.9 million of gross cash flow, due to a $1.8 million decrease in unpaid losses and LAE, a $1.5 million increase in deferred income tax expense and a $1.2 million increase in premiums receivable. Additional uses of cash included a $1.1 million increase in policy acquisition costs, net of amortization, $0.3 million net realized investment gains and a $0.2 million increase in other assets, all in conjunction with a $2.8 million net loss.

During the six months ended June 30, 2011, net cash used by investing activities was $6.2 million, compared with net cash provided by investing activities of $34.5 million during the six months ended June 30, 2010. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June 30, 2011, investing activities generated $55.6 million and used $61.8 million.

During the six months ended June 30, 2011, net financing activities provided less than $0.1 million, as compared with having used $0.4 million during the six months ended June 30, 2010. In 2011, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation.

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

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

Index

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2011, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 93% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$34,591	26.70%	$28,196	23.02%
Obligations of states and political subdivisions	3,085	2.38%	2,963	2.42%
Corporate	62,519	48.25%	65,808	53.73%
International	1,259	0.97%	1,383	1.13%
	101,454	78.30%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	923	0.71%	818	0.67%
United States government obligations and authorities	6,297	4.86%	5,380	4.39%
	7,220	5.57%	6,198	5.06%
Total debt securities	108,674	83.87%	104,548	85.36%

Equity securities, at market:	20,894	16.13%	17,937	14.64%
Total investments	$129,568	100.00%	$122,485	100.00%

Index

21st Century Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June 30, 2011 and December 31, 2010, debt securities had the following quality ratings by Moody's or, if not rated by Moody's, by Standard and Poor's Company or Fitch.

	June 30, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$49,342	45.41%	$43,533	41.64%
AA	9,503	8.74%	8,995	8.60%
A	30,010	27.62%	39,079	37.38%
BBB	19,820	18.23%	11,125	10.64%
Not rated	-	0.00%	1,816	1.74%
	$108,675	100.00%	$104,548	100.00%

The following table summarizes, by maturity, the debt securities as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$8,775	8.07%	$13,267	12.69%
One year to five years	45,855	42.20%	50,149	47.96%
Five years to 10 years	38,145	35.10%	29,979	28.68%
More than 10 years	15,900	14.63%	11,153	10.67%
Total debt securities	$108,675	100.00%	$104,548	100.00%

At June 30, 2011, the weighted average maturity of the debt portfolio was approximately 7.1 years.

Index

21st Century Holding Company

The following table provides information about the financial instruments as of June 30, 2011 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2011	2012	2013	2014	2015	2016	Thereafter	Total	Carrying Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$1,421	$2,000	$1,808	$500	$-	$885	$10,612	$17,226	$17,557
Obligations of states and political subdivisions	-	300	350	-	-	-	2,205	2,855	3,085
Corporate securities	2,449	7,137	2,707	7,145	3,470	2,492	29,997	55,397	61,070
International securities	400	-	182	350	-	-	250	1,182	1,259
Collateralized mortgage obligations	-	198	1,448	3,882	10,581	6,050	2,403	24,562	25,702
Equity securities, at market	-	-	-	-	-	-	-	-	20,894
All investments	$4,270	$9,635	$6,495	$11,877	$14,051	$9,427	$45,467	$101,222	$129,568

Weighted average interest rate by expected maturity:
United States government obligations and authorities	1.75%	1.38%	3.30%	1.75%	0.00%	2.12%	3.84%	3.18%
Obligations of states and political subdivisions	0.00%	5.50%	2.04%	0.00%	0.00%	0.00%	6.12%	5.55%
Corporate securities	3.11%	3.84%	3.21%	5.19%	4.74%	5.71%	6.52%	5.54%
International securities	6.50%	0.00%	2.25%	4.20%	0.00%	0.00%	5.75%	5.01%
Collateralized mortgage obligations	0.00%	4.50%	4.92%	4.75%	4.79%	4.44%	3.68%	4.59%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	2.97%	3.39%	3.53%	4.87%	4.78%	4.56%	5.72%	4.90%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2011.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first six months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

Item 5

Other Information

On August 12, 2011, the Company paid to Michael H. Braun, the Company's Chief Executive Officer and President, and Peter J. Prygelski, III, the Company's Chief Financial Officer, the performance bonuses for 2010 of $8,850 and $29,700, respectively, that were granted earlier this year but deferred.

Index

21st Century Holding Company

Item 6

Exhibits

10.1	Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

* filed herewith

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 15, 2011

Index

21st Century Holding Company

EXHIBIT INDEX

10.1	Addendum No. 4 to the Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2011 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.