Form 10-Q
period 2011-09-30
21ST CENTURY HOLDING CO
filed 2011-11-14
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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

Common Stock, $.01 par value –7,946,384 outstanding as of November 14, 2011

21ST CENTURY HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2011	December 31, 2010
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$104,336	$98,350
Debt maturities, held to maturity, at amortized cost	7,224	6,198
Equity securities, available for sale, at fair value	17,063	17,937

Total investments	128,623	122,485

Cash and short term investments	15,111	16,206
Prepaid reinsurance premiums	4,028	10,416
Premiums receivable, net of allowance for credit losses of $88 and $68, respectively	5,182	5,639
Reinsurance recoverable, net	3,721	8,038
Deferred policy acquisition costs	7,692	7,879
Deferred income taxes, net	9,468	7,916
Income taxes receivable	2,281	2,393
Property, plant and equipment, net	627	767
Other assets	2,025	2,310

Total assets	$178,758	$184,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$62,158	$66,529
Unearned premiums	46,935	47,136
Premiums deposits and customer credit balances	2,601	2,364
Funds held under reinsurance treaties	2,590	-
Bank overdraft	7,560	7,430
Deferred gain from sale of property	127	506
Accounts payable and accrued expenses	1,111	2,153

Total liabilities	123,082	126,118

Shareholders' equity:

Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,946,384, respectively.	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,870	50,654
Accumulated other comprehensive income	433	520
Retained earnings	4,294	6,678
Total shareholders' equity	55,676	57,931
Total liabilities and shareholders' equity	$178,758	$184,049

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$17,654	$17,698	$72,800	$72,317
Gross premiums ceded	(29,657)	(29,526)	(44,672)	(51,352)

Net premiums written	(12,003)	(11,828)	28,128	20,965

Increase in prepaid reinsurance premiums	18,001	16,194	7,367	9,555
Decrease in unearned premiums	6,894	7,255	201	3,008

Net change in prepaid reinsurance premiums and unearned premiums	24,895	23,449	7,568	12,563

Net premiums earned	12,892	11,621	35,696	33,528
Commission income	253	399	858	1,343
Finance revenue	175	110	411	286
Managing general agent fees	288	310	1,201	1,243
Net investment income	1,031	925	3,054	2,871
Net realized investment gains	713	1,864	1,052	5,688
Regulatory assessments recovered	-	115	109	682
Other income	842	135	1,113	653

Total revenue	16,194	15,479	43,494	46,294

Expenses:
Losses and LAE	7,852	8,669	24,116	27,930
Operating and underwriting expenses	2,271	2,542	7,529	8,271
Salaries and wages	1,973	2,146	6,062	6,394
Policy acquisition costs - amortization	3,556	3,913	9,534	10,408

Total expenses	15,652	17,270	47,241	53,003

Income (loss) before provision for income tax expense (benefit)	542	(1,791)	(3,747)	(6,709)
Provision for income tax expense (benefit)	114	(523)	(1,363)	(2,165)

Net income (loss)	$428	$(1,268)	$(2,384)	$(4,544)

Net income (loss) per share - basic	$0.05	$(0.16)	$(0.30)	$(0.57)

Net income (loss) per share - diluted	$0.05	$(0.16)	$(0.30)	$(0.57)

Weighted average number of common shares outstanding - basic	7,946,384	7,946,384	7,946,384	7,946,384

Weighted average number of common shares outstanding - diluted	7,946,384	7,946,384	7,946,384	7,946,384

Dividends paid per share	$-	$-	$-	$0.06

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(2,384)	$(4,544)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of investment premium discount, net	932	660
Depreciation and amortization of property plant and equipment, net	132	165
Net realized investment gains	(1,052)	(5,688)
Provision for credit losses, net	17	2
Recovery for uncollectible premiums receivable	(19)	(75)
Non-cash compensation	149	209
Changes in operating assets and liabilities:
Premiums receivable	476	4,596
Prepaid reinsurance premiums	6,387	7,034
Reinsurance recoverable, net	4,317	5,072
Income taxes recoverable	113	4,810
Deferred income tax expense, net of other comprehensive income	(1,500)	(489)
Policy acquisition costs, net of amortization	187	592
Other assets	(112)	1,005
Unpaid losses and LAE	(4,370)	(7,155)
Unearned premiums	(201)	(3,008)
Premium deposits and customer credit balances	238	337
Funds held under reinsurance treaties	2,590	-
Bank overdraft	130	(2,201)
Accounts payable and accrued expenses	(1,043)	(1,503)
Net cash provided (used) by operating activities	4,987	(181)
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	70,582	111,805
Purchases of investment securities available for sale	(76,739)	(104,897)
Purchases of property and equipment	7	(4)
Net cash (used) provided by investing activities	(6,150)	6,904
Cash flow provided (used) by financing activities:
Dividends paid	-	(477)
Tax benefit related to non-cash compensation	68	112
Net cash provided (used) by financing activities	68	(365)
Net (decrease) increase in cash and short term investments	(1,095)	6,358
Cash and short term investments at beginning of period	16,206	28,197
Cash and short term investments at end of period	$15,111	$34,555

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

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, following form commercial excess liability, fire, allied lines, workers’ compensation and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National with and into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”).  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.4 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of September 30, 2011, the Company had approximately 37.4% of its homeowners’ policies located within Tri-County Area.

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

The merger of Federated National and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of the newly formed Federated National following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

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

During the nine months ended September 30, 2011, 80.4%, 11.0%, 4.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2010, 77.6%, 13.6%, 4.3% and 4.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA reduced its’ fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date. A formal agreement reflecting this fee modification was executed during January 2011. The commission fee remains at 2%.

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

Until June 2011, our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”) offered premium financing to our own and third-party insureds. Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. In June 2011, Federated Premium decided to stop providing financing for new policies although it continues to provide financing for existing policies.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the nine months ended September 30, 2011.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, which was filed with the SEC on March 31, 2011.

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

All significant intercompany balances and transactions have been eliminated. No reclassifications have been made to the prior-period balances to conform to the current-period presentation.

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

We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2011 and December 31, 2010. Changes in interest rates subsequent to September 30, 2011 and December 31, 2010 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2011 and December 31, 2010 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

In January 2010, the FASB issued ASU No. 2010-06: Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments in ASU 2010-06 require additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2 and activity in Level 3 on a gross basis, and clarifies certain other existing disclosure requirements including level of disaggregation and disclosures around inputs and valuation techniques. The provisions of the new standards are effective for interim or annual reporting periods beginning after December 15, 2009, except for the additional Level 3 disclosures, which became effective for fiscal years beginnings after December 15, 2010. These standards are disclosure only in nature and do not change accounting requirements. Accordingly, adoption of the new standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB-issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2011 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

(D) Earnings (Loss) per Share

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

As a direct premium writer in the State of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium of business to total premiums written statewide by all insurers. Although participation in these pools in prior years resulted in assessments against us, there were no assessments made during the year ended 2010 or during the nine months September 30, 2011. Under statutory accounting principles, these assessments were not charged to operations; in contrast, GAAP treatment was to charge current operations for the assessments. If new assessments occur, we will be required to treat these assessments consistent with GAAP since accounting difference with statutory accounting no longer exists as of January 1, 2011. We have since fully recouped the $7.2 million of total assessments through policyholder surcharges as approved by the Florida OIR.

Related to statutory accounting, in October 2010, the National Association of Insurance Commissioners (“NAIC”) issued substantive revisions in Statement of Statutory Accounting Principles  (“SSAP”) No. 35 Revised (“SSAP No. 35R”), Guaranty Fund and Other Assessments.  For statutory accounting, SSAP No. 35R, effective January 1, 2011, requires assessments that could be recouped through future premium surcharges to be expensed and not be recognized as an asset. The impact is there might be an effect on statutory policyholder surplus once the liability for the assessments is recognized.  The adoption of SSAP No. 35R rule will not have a material effect on our 2011 operations.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during the nine months ended September 30, 2011 or during the years 2010, 2009 or 2008.  Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company’s consolidated federal and state income tax returns for 2010, 2009, and 2008 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities. Tax years prior to 2008 are closed for review by the IRS. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

The Company has recorded a net deferred tax asset of $9.5 million as of September 30, 2011.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At September 30, 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease Payments
(Dollars in Thousands)
2011	183
Total	$183

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to the insured claims activity.

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

Total investments increased $6.1 million, or 5.0%, to $128.6 million as of September 30, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available-for-sale and carried at fair value represent 94% and 95% of total investments as of September 30, 2011 and of December 31, 2010, respectively.

We did not hold any trading investment securities during the nine months ended September 30, 2011.

The FASB-issued guidance also addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors.

•	rating downgrade or other credit event (e.g., failure to pay interest when due);

•	length of time and the extent to which the fair value has been less than amortized cost;

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

Pursuant to FASB-issued guidance, the Company records the unrealized losses, net of estimated income taxes, that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of September 30, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired as defined by FASB-issued guidance.

The investments held as of September 30, 2011 and December 31, 2010, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of September 30, 2011, 63% of the debt portfolio is in diverse industries and 37% is in United States government bonds.  As of September 30, 2011, approximately 82% of the equity holdings are in equities related to diverse industries and 18% are in mutual funds.

As of September 30, 2011 and December 31, 2010, we have classified $7.2 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During the first quarter of the nine months ended September 30, 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

As of September 30, 2011 and December 31, 2010, Federated National maintained fully funded trust agreements that totaled $4.6 million in favor of two of its reinsurers.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$35,050	27.25%	$28,196	23.02%
Obligations of states and political subdivisions	3,336	2.59%	2,963	2.42%
Corporate	65,361	50.82%	65,808	53.73%
International	589	0.46%	1,383	1.13%
	104,336	81.12%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	920	0.72%	818	0.67%
United States government obligations and authorities	6,303	4.90%	5,380	4.39%
	7,223	5.62%	6,198	5.06%
Total debt securities	111,559	86.74%	104,548	85.36%

Equity securities, at market:	17,064	13.26%	17,937	14.64%
Total investments	$128,623	100.00%	$122,485	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$620	$10,177	$2,201	$25,432
Equity securities	273	1,502	194	2,579
Total realized gains	893	11,679	2,395	28,011

Debt securities	(10)	213	(19)	318
Equity securities	(170)	492	(512)	2,258
Total realized losses	(180)	705	(531)	2,576

Net realized gains on investments	$713	$12,384	$1,864	$30,587

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$1,045	$39,630	$4,068	$81,704
Equity securities	1,010	5,751	2,856	20,626
Total realized gains	2,055	45,381	6,924	102,330

Debt securities	(442)	14,046	(59)	2,884
Equity securities	(561)	3,019	(1,177)	6,139
Total realized losses	(1,003)	17,065	(1,236)	9,023

Net realized gains on investments	$1,052	$62,446	$5,688	$111,353

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at September 30, 2011 and December 31, 2010 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
September 30, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$32,914	$2,137	$1	$35,050
Obligations of states and political subdivisions	2,915	421	-	3,336
Corporate	64,042	1,816	497	65,361
International	588	1	-	589
	$100,459	$4,375	$498	$104,336

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,303	$274	$-	$6,577
Corporate	920	29	1	948
	$7,223	$303	$1	$7,525

Equity securities - common stocks	$20,246	$682	$3,865	$17,063

December 31, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$28,389	$191	$384	$28,196
Obligations of states and political subdivisions	2,920	49	6	2,963
Corporate	65,540	850	581	65,809
International	1,358	25	1	1,382
	$98,207	$1,115	$972	$98,350

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,381	$212	$20	$5,573
Corporate	818	1	3	816
	$6,199	$213	$23	$6,389

Equity securities - common stocks	$17,245	$1,425	$733	$17,937

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of September 30, 2011.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(1)	$(1)	$-
Obligations of states and political subdivisions	-	-	-
Corporate	(497)	(497)	-
International	-	-	-
	(498)	(498)	-
Equity securities:
Common stocks	(3,865)	(3,236)	(629)

Total debt and equity securities	$(4,363)	$(3,734)	$(629)

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

Below is a summary of debt securities at September 30, 2011 and December 31, 2010, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$9,492	$9,609	$13,231	$13,268
Due after one through five years	48,186	49,023	49,982	50,360
Due after five through ten years	37,098	38,293	30,066	29,971
Due after ten years	12,907	14,937	11,127	11,140

Total	$107,683	$111,862	$104,406	$104,739

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,006,316 and $64,672, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of September 30, 2011, as required by law for Federated National, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$950	$739
Dividends on equity securities	80	180
Interest on cash and cash equivalents	1	6

Total investment income	$1,031	$925

Net realized gains	$713	$1,864

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended September 30, 2011 and 2010, were approximately $15.0 million and $30.7 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$2,805	$2,510
Dividends on equity securities	246	350
Interest on cash and cash equivalents	3	11

Total investment income	$3,054	$2,871

Net realized gains	$1,052	$5,688

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the nine months ended September 30, 2011 and 2010, were approximately $70.6 million and $111.8 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Debt securities	$610	$2,182
Equity securities	103	(318)

Total net realized gains	$713	$1,864

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized investment gains during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Debt securities	$603	$4,009
Equity securities	449	1,679

Total net realized gains	$1,052	$5,688

The table below sets forth a summary of net unrealized investment gains during the three months ended September 30, 2011 and 2010.

	Period Ending
	September 30, 2011	December 31, 2010
	(Dollars in Thousands)

Debt securities	$3,877	$143
Equity securities	(3,183)	692

Total net unrealized gains	$694	$835

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

Assets measured at fair value on a recurring basis as of September 30, 2011, presented in accordance with this guidance, are as follows.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$35,050	$-	$35,050
Obligations of states and political subdivisions	-	3,336	-	3,336
Corporate	65,361	-	-	65,361
International	-	589	-	589
	65,361	38,975	-	104,336

Equity securities:
Common stocks	17,063	-	-	17,063
	17,063	-	-	17,063

Total debt and equity securities	$82,424	$38,975	$-	$121,399

Assets measured at fair value on a recurring basis as of December 31, 2010, presented in accordance with this guidance, are as follows.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$28,196	$-	$28,196
Obligations of states and political subdivisions	-	2,963	-	2,963
Corporate	65,809	-	-	65,809
International	-	1,382	-	1,382
	65,809	32,541	-	98,350

Equity securities:
Common stocks	17,937	-	-	17,937
	17,937	-	-	17,937

Total debt and equity securities	$83,746	$32,541	$-	$116,287

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(7)  Comprehensive Loss

For the three and nine months ended September 30, 2011 and 2010, comprehensive loss consisted of the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)

Net income (loss)	$428	$(1,268)	$(2,384)	$(4,544)

Change in net unrealized (losses) gains on investments available for sale	(1,353)	1,224	(140)	(1,393)
Comprehensive loss before tax	(925)	(44)	(2,524)	(5,937)

Income tax benefit (expense) related to items of other comprehensive loss	509	(461)	53	524
Comprehensive loss	$(416)	$(505)	$(2,471)	$(5,413)

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Our property lines of business include homeowners’ and fire. For the 2011–2012 hurricane season, the excess of loss and FHCF treaties will insure the property lines for approximately $298.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $226.0 million, with the Company retaining the first $7.0 million of losses and LAE for each event. Our reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $154.1 million, or 51.7% of the $298.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2011-2012 hurricane season, inclusive of approximately $11.7 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $39.7 million.

Annually, the cost and amounts of reinsurance are based on management's analysis of Federated National's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. Last year, the September 30, 2010 change to total limits was an increase of $10.3 million of probable maximum loss or 2.9% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. The September 30, 2011 change to total limits was an increase of $172.2 million of total insured value or 1.4 % and the change to reinsurance premiums was an increase of $0.45 million or 1.1%. The subsequent change to management’s June 30, 2011 exposure analysis, as of September 30, 2011 will be amortized over the underlying policy term.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2011-2012 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating

UNITED STATES
American Agricultural Insurance	A-
Everest Reinsurance Company	A+		(2)
Houston Casualty Co. (UK Branch)	A+		(2)
Munich Reinsurance America, Inc.	A+		(2)
Odyssey Reinsurance Company	A
QBE Reinsurance Corporation	A		(2)

BERMUDA
ACE Tempest Reinsurance Ltd.	A+	*	(2)
Arch Reinsurance Limited	A		(2)
Ariel Reinsurance Company Limited	A-	*
DaVinci Reinsurance Limited	A	*	(2)
D.E. Shaw Re (Bermuda) Ltd.	NR		(1)
JC Re Ltd (Juniperus)	NR	*	(1)
Montpelier Reinsurance Ltd.	A-
Renaissance Reinsurance Limited	A+	*	(2)
Torus Insurance (Bermuda) Limited	A-	*

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A	*	(2)
Antares Syndicate No. 1274 (AUL)	A		(2)
Arrow Syndicate No. 1910 (ARW)	A	*	(2)
Broadgate Underwriting Limited Syndicate No. 1301 (BGT)	A		(2)
Liberty Syndicates Paris/Syndicate 4472	A		(2)
MAP Underwriting Syndicate No. 2791 (MAP)	A	*	(2)
Novae Syndicate No. 2007 (NVA)	A		(2)

EUROPE
Amlin Bermuda Limited	A		(2)
Flagstone Reassurance Suisse SA	A-
Lansforsakringar Sak Forsakringsaktiebolag	NR-5		(2)
Scor Switzerland AG	A		(2)

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

The estimated cost to the Company for the excess of loss reinsurance products for the 2010 - 2011 hurricane season, inclusive of approximately $19.1 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $46.5 million.

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

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008 or 2010 or during the nine months ended September 30, 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, GAAP treatment was to charge current operations for the assessments. If new assessments occur, we will be required to treat these assessments consistent with GAAP since accounting difference with Statutory accounting no longer exists as of January 1, 2011. Through policyholder surcharges, as approved by the Florida OIR, we have since fully recouped $7.2 million in connection with these assessments.

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

The FHCF reimbursement contract and addendums were all effective June 1, 2011, and the private excess of loss type treaties were all effective July 1, 2011; all treaties have a term of one year. Our reinsurance treaty with the FHCF has a significant credit risk, including the fact that the FHCF may not be able to raise sufficient money to pay its claims or be able to pay its claims in a timely manner. This could result in significant financial, legal and operational challenges to all companies, including ours. Additionally, the FHCF treaty contains an exclusion for “Losses in excess of the sum of the Balance of the Fund as of December 31 of the Contract Year and the amount the SBA is able to raise through the issuance of revenue bonds or by the use of other financing mechanisms, up to the limit pursuant to Section 215.555(4) (c), Florida Statutes.” This credit risk is mitigated by a fund cash buildup due to the absence of covered events in recent years.

To date, we have made no claims asserted against our reinsurers in connection with the 2011–2012 and 2010–2011 excess of loss and FHCF treaties.

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

In order to expand our commercial business, American Vehicle entered into various quota share reinsurance agreements whereby American Vehicle is the assuming reinsurer. On March 26, 2009, we announced that American Vehicle received approval from the Florida OIR to enter into a reinsurance relationship allowing the opportunity to market and underwrite commercial insurance through a company that has an "A" rating with A.M. Best. This agreement was designed to enable the deployment of commercial general liability and other commercial insurance products in most of the contiguous 48 states to policyholders who require their commercial insurance policy to come from an insurance company with an A- or better A.M. Best rating. Operations began during the quarter ended June 30, 2009. During 2011, the companies mutually agreed to suspend this treaty effective May 15, 2011.

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements totaled $4.6 million as of September 30, 2011 and December 31, 2010.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

 (9) Stock Compensation Plans

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of both September 30, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 89,750 shares.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of September 30, 2011 and December 31, 2010, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, expire six or ten years after the grant date and have vesting periods determined by the Compensation Committee of our Board of Directors. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of September 30, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 721,300 and 574,800 shares, respectively.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

FASB-issued guidance requires that when valuing an employee stock option under the Black-Scholes option pricing model, the fair value be based on the option's expected term and expected volatility rather than the contractual term.  The estimate of the fair value on the grant date should reflect the assumptions marketplace participants now use on the date of the measurement (i.e. grant date).  During 2011, management changed the expected term in the Black –Scholes option pricing model from four years to two years for new options granted.  Management believes that share price volatility over the last two years is more indicative of future share price volatility.  The change has had an immaterial impact on the financial statements.

Activity in our stock option plans for the period from January 1, 2009 to September 30, 2011 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	178,000	$2.45
Exercised	-	$-	-	$-
Cancelled	-	$-	(31,500)	$11.28
Outstanding at September 30, 2011	89,750	$12.83	721,300	$7.38

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Options outstanding as of September 30, 2011 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

September 30, 2011	63,350	$12.83	335,345	$7.38
December 31, 2011	8,000	$12.83	19,522	$7.38
December 31, 2012	17,700	$12.83	142,398	$7.38
December 31, 2013	700	$12.83	111,477	$7.38
December 31, 2014	-	$12.83	92,158	$7.38
December 31, 2015	-	$12.83	20,400	$7.38
Thereafter	-	$12.83	-	$7.38
Total options exercisable	89,750		721,300

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

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended September 30, 2011 are lower by approximately $61,000 and $38,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB-issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the nine months ended September 30, 2011 are lower by approximately $178,000 and $111,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Basic and diluted earnings per share for the three months ended September 30, 2011 would have remained unchanged at $0.5, if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of $0.5  Basic and diluted earnings per share for the nine months ended September 30, 2011 would have been ($0.29), if the Company had not adopted FASB-issued guidance, compared with reported basic and diluted earnings per share of ($0.30).

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

There were 178,000 and 74,500 options granted during the three months ended September 30, 2011 and 2010, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	September 30, 2011	September 30, 2010
Dividend yield	N/A	1.78% - 5.80%
Expected volatility	39.08%	74.62% - 82.36%
Risk-free interest rate	0.20%	0.99% - 1.33%
Expected life (in years)	4.35	3.06 - 3.78

Summary information about the Company’s stock options outstanding at September 30, 2011 follows.

	Range of Exercise Price	Outstanding at September 30, 2011	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at September 30, 2011
1998 Plan	$6.67 - $16.59	89,750	1.94	$12.83	63,350
2002 Plan	$2.45 - $18.21	721,300	4.99	$7.38	335,345

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2011, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

(11) Subsequent Events

The Company has determined that there are no events or transactions occurring subsequent to September 30, 2011, that would have a material impact on the Company’s results of operations or financial condition as of September 30, 2011.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century is an insurance holding company, which, through our subsidiaries and our contractual relationships with our independent agents and general agents, controls substantially all aspects of the insurance underwriting, distribution and claims processes. We are authorized to underwrite homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, following form commercial excess liability, fire, allied lines, workers’ compensation and commercial inland marine insurance. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National Insurance Company (“Federated National”) and other insurance carriers. Federated National is the resulting entity following the merger of Federated National with and into our other wholly owned subsidiary, American Vehicle Insurance Company (“American Vehicle”), in January 2011. In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”).  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

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

•
The Merged Company shall not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.4 million of policy premium, which will be renewed pursuant to normal underwriting guidelines.

•
The Merged Company has agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of September 30, 2011, the Company had approximately 37.4% of its homeowners’ policies located within Tri-County Area.

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

Our Subsidiaries

The merger of Federated National and American Vehicle has been an ongoing transition, many aspects of which are taking effect over time. References to the companies contained herein are intended to be references to the operations of Federated National following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

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

During the nine months ended September 30, 2011, 80.4%, 11.0%, 4.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2010, 77.6%, 13.6%, 4.3% and 4.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Arkansas, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date. A formal agreement reflecting this fee modification was executed during January 2011. The commission fee remains at 2%.

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

Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”). Premium financing has been marketed through our distribution network of general agents and independent agents. Premiums for property and casualty insurance, in certain circumstances, are payable at the time a policy is placed in-force or renewed. Federated Premium's services allow the insured to pay a portion of the premium when the policy is placed in-force and the balance in monthly installments over a specified term, generally between six and nine months. As security, Federated Premium retains a contractual right, if a premium installment is not paid when due, to cancel the insurance policy and to receive the unearned premium from the insurer, or in the event of insolvency of an insurer, from Florida Insurance Guaranty Association (“FIGA”), subject to a $100 per policy deductible. In the event of cancellation, Federated Premium applies the unearned premium towards the payment obligation of the insured. In June 2011, we decided to stop providing financing for new policies although we continue to provide financing for existing policies.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link will expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2010 or the nine months ended September 30, 2011.

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

For example, during 2009 we noted that the Florida OIR placed at least four property and casualty insurance companies in some form of receivership while several other Florida domiciled insurance companies have recapitalized in order to remain viable in the Florida market. The insolvency of these companies poses a risk to all other remaining carriers in the state in terms of assessments to support those failed companies. Through September 30, 2011, we are not aware of any such assessments in connection with the takeovers during 2009; however, no guarantee can be made that no assessments will be imposed.

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

Companies, that compete with us nationally in the commercial general liability insurance market include Century Surety Insurance Company, Atlantic Casualty Insurance Company, Cypress Property and Casualty Insurance Company, Colony Insurance Company and Burlington/First Financial Insurance Companies. Comparable companies in the personal automobile insurance market include Kingsway Amigo Insurance Company, United Automobile Insurance Company, Direct General Insurance Company, and Ocean Harbor Insurance Company, as well as national insurers such as Progressive Casualty Insurance Company and GEICO.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended September 30, 2011 included in Item 1 of this Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of September 30, 2011 Compared with December 31, 2010

Total Investments

Total investments increased $6.1 million, or 5.0%, to $128.6 million as of September 30, 2011, compared with $122.5 million as of December 31, 2010.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 94% and 95% of total investments as of September 30, 2011 and of December 31, 2010, respectively.

We did not hold any trading investment securities during the nine months ended September 30, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains and losses as of September 30, 2011 and December 31, 2010, by category.

	Unrealized Gains and (Losses)
	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$2,136	$(192)
Obligations of states and political subdivisions	421	43
Corporate	1,319	268
International	1	24
	3,877	143

Equity securities:
Common stocks	(3,183)	692

Total debt and equity securities	$694	$835

The net unrealized gain of $0.7 million is inclusive of $4.4 million of unrealized losses. The $4.4 million of unrealized losses is inclusive of $3.9 million unrealized losses from equity securities and $0.5 million unrealized losses from debt securities.

The $3.9 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of September 30, 2011.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The $0.5 million of unrealized losses from debt securities is related to corporate bonds.  The unrealized losses on the Company’s investment in corporate bonds relates to $18.7 million invested in bonds across diverse sectors; 70% of these bonds had at least an “A” rating and the unrealized losses were caused by interest rate changes.  The Company does not expect to settle at prices less than the amortized cost basis.  Because the Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of the amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2011, in connection with this process, we have not charged any net realized investment loss to operations.

As of September 30, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired as defined by FASB-issued guidance.

During the nine months ended September 30, 2011, in connection with the other-than-temporarily or permanently impaired process, we did not charge any net realized investment loss to operations.

The investments held as of September 30, 2011 and December 31, 2010, were comprised mainly of corporate bonds held in various industries and municipal and United States government bonds. As of September 30, 2011, 63% of the debt portfolio is in diverse industries and 37% is in United States government bonds.  As of September 30, 2011, approximately 82% of the equity holdings are in equities related to diverse industries and 18% are in mutual funds.

The following table summarizes, by type, our investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$35,050	27.25%	$28,196	23.02%
Obligations of states and political subdivisions	3,336	2.59%	2,963	2.42%
Corporate	65,361	50.82%	65,808	53.73%
International	589	0.46%	1,383	1.13%
	104,336	81.12%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	920	0.72%	818	0.67%
United States government obligations and authorities	6,303	4.90%	5,380	4.39%
	7,223	5.62%	6,198	5.06%
Total debt securities	111,559	86.74%	104,548	85.36%

Equity securities, at market:	17,064	13.26%	17,937	14.64%
Total investments	$128,623	100.00%	$122,485	100.00%

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2011 and December 31, 2010, we have classified $7.2 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements.

During the nine months ended September 30, 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During the first quarter of the nine months ended September 30, 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

As of September 30, 2011 and December 31, 2010, Federated National maintained fully funded trust agreements that totaled $4.6 million in favor of two of its reinsurers.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $1.1 million, or 6.8%, to $15.1 million as of September 30, 2011, compared with $16.2 million as of December 31, 2010.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $6.4 million, or 61.3%, to $4.0 million as of September 30, 2011, compared with $10.4 million as of December 31, 2010.  The change is due to $13.8 million of ceded premiums, net of payments to reinsurers, reduced by $7.4 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, decreased $0.4 million, or 8.1%, to $5.2 million as of September 30, 2011, compared with $5.6 million as of December 31, 2010.

Our homeowners’ insurance premiums receivable decreased $0.7 million, or 18.4%, to $2.8 million as of September 30, 2011, compared with $3.5 million as of December 31, 2010.

Our commercial general liability insurance premiums receivable decreased $0.3 million, or 24.2%, to $1.1 million as of September 30, 2011, compared with $1.4 million as of December 31, 2010.

Premiums receivable in connection with our automobile line of business increased $0.6 million, or 67.1%, to $1.4 million as of September 30, 2011, compared with $0.8 million as of December 31, 2010.

Our allowance for credit losses remained unchanged at approximately $0.1 million as of September 30, 2011, compared with as of December 31, 2010.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $4.3 million, or 53.7%, to $3.7 million as of September 30, 2011, compared with $8.0 million as of December 31, 2010. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims; payments received during the nine months ended September 30, 2011 totaled $5.0 million. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC decreased $0.2 million, or 2.4%, to $7.7 million as of September 30, 2011, compared with $7.9 million as of December 31, 2010. The change is due to decreased homeowners’ written and unearned premium and the related deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Income Taxes, Net

Deferred income taxes, net, increased $1.6 million, or 19.6%, to $9.5 million as of September 30, 2011, compared with $7.9 million as of December 31, 2010. Deferred income taxes, net, is comprised of approximately $11.5 million and $9.9 million of deferred tax assets, net of approximately $2.0 million of deferred tax liabilities as of September 30, 2011and December 31, 2010. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to discounted unearned premiums and net operating losses carry forward.

Income Taxes Receivable

Income taxes receivable decreased $0.1 million, or 4.7%, to $2.3 million as of September 30, 2011, compared with $2.4 million as of December 31, 2010.

Other Assets

Other assets decreased $0.3 million, or 12.3%, to $2.0 million as of September 30, 2011, compared with $2.3 million as of December 31, 2010. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	September 30, 2011	December 31, 2010
	(Dollars in Thousands)

Accrued interest income receivable	$1,046	$1,089
Notes receivable	91	365
Deposits	293	133
Prepaid expenses	204	376
Other	391	347
Total	$2,025	$2,310

Unpaid Losses and LAE

Unpaid losses and LAE decreased $4.3 million, or 6.6%, to $62.2 million as of September 30, 2011, compared with $66.5 million as of December 31, 2010. The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,057	$11,760	$20,817	$5,825	$16,847	$22,672
Commercial General Liability	4,560	29,333	33,893	8,230	27,819	36,049
Automobile	3,441	4,007	7,448	3,447	4,361	7,808
Total	$17,058	$45,100	$62,158	$17,502	$49,027	$66,529

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums decreased $0.2 million, or 0.4%, to $46.9 million as of September 30, 2011, compared with $47.1 million as of December 31, 2010. The change was due to a $0.4 million decrease in unearned homeowners’ insurance premiums, a $0.4 million increase in unearned flood insurance premiums, and a $0.2 million decrease in unearned commercial general liability premiums. Generally, as is in this case, a decrease in unearned premium directly relates to a decrease in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.2 million, or 10.1%, to $2.6 million as of September 30, 2011, compared with $2.4 million as of December 31, 2010. Premium deposits are monies received on policies not yet in-force as of September 30, 2011.

Funds Held Under Reinsurance Treaties

Funds held under reinsurance treaties totaled $2.6 million as of September 30, 2011, whereas we held no funds under reinsurance treaties as of December 31, 2010. The amount held as of September 30, 2011 is in connection with a commutation agreement reached between the Company and the 2005 Florida Hurricane Catastrophe Fund ("FHCF") treaty.

Bank Overdraft

Bank overdraft increased $0.2 million, or 1.7%, to $7.6 million as of September 30, 2011, compared with $7.4 million as of December 31, 2010. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Deferred Gain from Sale of Property

Deferred gain from sale of property decreased $0.4 million, or 75.0%, to $0.1 million as of September 30, 2011, compared with $0.5 million as of December 31, 2010. As required by FASB issued guidance, we are amortizing the deferred gain over the term of the leaseback, which is scheduled to end in December 2011.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.1 million, or 48.4%, to $1.1 million as of September 30, 2011, compared with $2.2 million as of December 31, 2010.  The change from prior year includes decreases of $0.5 million for homeowners’ commission payable and $0.3 million for unclaimed property due to the Florida Department of Financial Services, as well as the impact of the timing of payments with our trade vendors.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Gross Premiums Written

Gross premiums written remained unchanged at $17.7 million for the three months ended September 30, 2011, compared with $17.7 million for the three months ended September 30, 2010.  The following table denotes gross premiums written by major product line.

	Three Months Ended September 30,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$13,555	76.78%	$12,860	72.67%
Commercial General Liability	2,352	13.32%	3,075	17.37%
Federal Flood	1,260	7.14%	1,239	7.00%
Automobile	487	2.76%	524	2.96%
Gross written premiums	$17,654	100.00%	$17,698	100.00%

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended September 30, 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled $1.8 million and ($0.6) million, respectively. As of September 30, 2011, 62.0% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.1 million (a 26.8% reduction of in-force premium), while 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million, (a 25.8 % reduction of in-force premium), as of September 30, 2010.

The Company’s increase in the sale of homeowners’ policies by $0.7 million, or 5.4%, to $13.6 million for the three months ended September 30, 2011, compared with $12.9 million for the three months ended September 30, 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 300, or 0.7%, to approximately 43,300 as of September 30, 2011, as compared with approximately 43,000 as of September 30, 2010.

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

The Company’s sale of commercial general liability policies decreased by $0.7 million to $2.4 million for the three months ended September 30, 2011, compared with $3.1 million for the three months ended September 30, 2010. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)
State
Alabama	$6	0.24%	$6	0.20%
California	-	0.00%	21	0.68%
Florida	1,999	85.02%	2,654	86.31%
Georgia	-	0.00%	17	0.55%
Louisiana	226	9.59%	208	6.76%
Oklahoma	0	0.02%	4	0.13%
Texas	121	5.13%	163	5.30%
Virginia	-	0.00%	2	0.07%
Total	$2,352	100.00%	$3,075	100.00%

The Company’s sale of auto insurance policies remained unchanged at $0.5 million for the three months ended September 30, 2011, compared with $0.5 million for the three months ended September 30, 2010.

Gross Premiums Ceded

Gross premiums ceded increased to $29.7 million for the three months ended September 30, 2011, compared with $29.5 million for the three months ended September 30, 2010. Gross premiums ceded relating to our homeowners’,   write-your-own flood and automobile programs totaled $28.0 million, $1.3 million and $0.4 million for the three months ended September 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $28.2 million, $1.2 million and less than $0.1 million for the three months ended September 30, 2010. The decrease to gross premiums ceded relating to our homeowners’ program is primarily due to the reduced cost of reinsurance purchased from the FHCF. The increase to gross premiums ceded relating to our automobile program is associated with our arrangement to write non-standard private passenger automobile insurance through a reputable managing general agent familiar with the Georgia market. A quota share treaty cedes 100% of the risk and fully collateralizes for unearned premium and unpaid loss and LAE.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $18.0 million for the three months ended September 30, 2011, compared with a $16.2 million increase for the three months ended September 30, 2010. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $6.9 million for the three months ended September 30, 2011, compared with a $7.3 million decrease for the three months ended September 30, 2010. The decreased charge to written premium was due to a $6.3 million decrease in unearned homeowners’ insurance premiums, a $0.2 million increase in unearned flood premiums, a $0.3 million decrease in unearned commercial general liability premiums, and a $0.5 million decrease in unearned automobile premiums during the three months ended September 30, 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $1.3 million, or 10.9%, to $12.9 million for the three months ended September 30, 2011, compared with $11.6 million for the three months ended September 30, 2010.

The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$9,773	75.81%	$7,912	68.08%
Commercial General Liability	2,607	20.22%	3,271	28.15%
Automobile	512	3.97%	438	3.77%
Net premiums earned	$12,892	100.00%	$11,621	100.00%

The change in homeowners’ net premiums earned is due to a $0.7 million increase in gross written premium as discussed, a $0.2 million increase in gross premiums ceded and a $1.0 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $0.7 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a less than $0.1 million increase in the net change to unearned premium.

Commission Income

Commission income decreased $0.1 million, or 36.4%, to $0.3 million for the three months ended September 30, 2011, compared with $0.4 million for the three months ended September 30, 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.1 million, or 11.4%, to $1.0 million for the three months ended September 30, 2011, compared with $0.9 million for the three months ended September 30, 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.8% and 3.1%, respectively, for the three months ended September 30, 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended September 30, 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.1% and 3.4%, respectively, for the three months ended September 30, 2011.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.5%, respectively, for the three months ended September 30, 2010.

See also “Analysis of Financial Condition As of September 30, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $0.7 million for the three months ended September 30, 2011, compared with net realized investment gains of $1.9 million for the three months ended September 30, 2010.  Specifically, net realized gains for equity securities were $0.1 million for the three months ended September 30, 2011 compared with $0.3 million net realized losses for the three months ended September 30, 2010. For debt securities, net realized gains were $0.6 million for the three months ended September 30, 2011, compared with net realized gains of $2.2 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, the Company had an overweight in corporate bonds that performed well and we sold these bonds to lock in gains and bolster surplus.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2011and September 30, 2010, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$620	$2,201
Equity securities	273	194
Total realized gains	893	2,395

Realized losses:
Debt securities	(10)	(19)
Equity securities	(170)	(512)
Total realized losses	(180)	(531)
Net realized gains on investments	$713	$1,864

Other Income

Other income increased $0.7 million, or 523.9%, to $0.8 million for the three months ended September 30, 2011, compared with $0.1 million for the three months ended September 30, 2010. The major components of other income for the three months ended September 30, 2011 include $0.7 million from the voiding of checks in connection with our accounting for unclaimed property and $0.1 million in partial recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $0.8 million, or 9.4%, to $7.9 million for the three months ended September 30, 2011, compared with $8.7 million for the three months ended September 30, 2010. The overall change includes a $1.7 million decrease in our homeowners’ program due to favorable experience based in part on enhanced underwriting and claim processing techniques. The overall change also includes a $0.4 million increase in our commercial general liability program and a $0.5 million increase in connection with our automobile program,

We continue to revise our estimates of the ultimate financial impact of claims made resulting from past storms. The revisions to our estimates are based on our analysis of subsequent information that we receive regarding various factors, including: (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and (iv) trends in general economic conditions, including the effects of inflation.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,057	$11,760	$20,817	$5,825	$16,847	$22,672
Commercial General Liability	4,560	29,333	33,893	8,230	27,819	36,049
Automobile	3,441	4,007	7,448	3,447	4,361	7,808
Total	$17,058	$45,100	$62,158	$17,502	$49,027	$66,529

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $4.3 million during the nine months ended September 30, 2011. This overall change includes a $1.7 million decrease in reserves for our homeowners’ program, a $2.2 million decrease in reserves for our commercial general liability program and a $0.4 million decrease in reserves for our automobile program. The decreases are due to favorable experience based in part on enhanced underwriting and claim processing techniques.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended September 30, 2011was 60.9% compared with 74.6% for the same period in 2010. The favorable decrease to our loss ratio is due to the $0.8 million decrease in losses and LAE measured against the $1.3 million increase in net premium earned during the three months ended September 30, 2011as compared to the same period in 2010.

The table below reflects the loss ratios by product line.

	Three Months Ended September 30,
	2011	2010
Homeowners'	50.38%	83.74%
Commercial General Liability	71.60%	44.16%
Automobile	207.41%	136.52%
All lines	60.90%	74.59%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.2 million, or 10.6%, to $2.3 million for the three months ended September 30, 2011, compared with $2.5 million for the three months ended September 30, 2010.

Salaries and Wages

Salaries and wages decreased $0.1 million, or 8.1%, to $2.0 million for the three months ended September 30, 2011, compared with $2.1 million for the three months ended September 30, 2010. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $61,000 during the three months ended September 30, 2011 compared with approximately $102,000 for the three months ended September 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.3 million, or 9.1%, to $3.6 million for the three months ended September 30, 2011, compared with $3.9 million for the three months ended September 30, 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $0.1 million for the three months ended September 30, 2011, compared with a $0.5 million provision for income tax benefit for the three months ended September 30, 2010. The effective rate for income taxes was 21.0% for the three months ended September 30, 2011, compared with 29.2% for the three months ended September 30, 2010.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the three months ended September 30, 2011was $0.4 million compared with a $1.3 million net loss for the three months ended September 30, 2010.

Results of Operations
Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Gross Premiums Written

Gross premiums written increased $0.5 million, or 0.7%, to $72.8 million for the nine months ended September 30, 2011, compared with $72.3 million for the nine months ended September 30, 2010.  The following table denotes gross premiums written by major product line.

	Nine Months Ended September 30,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$58,517	80.39%	$56,164	77.66%
Commercial General Liability	7,967	10.94%	9,814	13.57%
Federal Flood	3,519	4.83%	3,101	4.29%
Automobile	2,797	3.84%	3,238	4.48%
Gross written premiums	$72,800	100.00%	$72,317	100.00%

See “Results of Operations-Three Months Ended September 30, 2011” for a discussion of our recently approved rate increases.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the nine months ended September 30, 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled $0.8 million and ($1.2) million, respectively. As of September 30, 2011, 62.0% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.1 million (a 26.8% reduction of in-force premium), while 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million, (a 25.8 % reduction of in-force premium), as of September 30, 2010.

The Company’s increase in the sale of homeowners’ policies by $2.3 million, or 4.2%, to $58.5 million for the nine months ended September 30, 2011, compared with $56.2 million for the nine months ended September 30, 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  Our number of in-force homeowners’ policies increased by approximately 300, or 0.7%, to approximately 43,300 as of September 30, 2011, as compared with approximately 43,000 as of September 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Results of Operations-Three Months Ended September 30, 2011” for a description of Federated National’s Demotech rating.

The Company’s sale of commercial general liability policies decreased by $1.8 million to $8.0 million for the nine months ended September 30, 2011, compared with $9.8 million for the nine months ended September 30, 2010. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by American Vehicle. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$33	0.41%	$35	0.36%
Arkansas	-	0.00%	1	0.01%
California	5	0.06%	28	0.29%
Florida	6,767	84.95%	8,212	83.67%
Georgia	-	0.00%	66	0.67%
Louisiana	745	9.35%	894	9.11%
Oklahoma	2	0.03%	8	0.08%
South Carolina	-	0.00%	1	0.01%
Texas	415	5.20%	567	5.78%
Virginia	-	0.00%	2	0.02%
Total	$7,967	100.00%	$9,814	100.00%

The Company’s sale of auto insurance policies decreased to $2.8 million for the nine months ended September 30, 2011, compared with $3.2 million for the nine months ended September 30, 2010.

Gross Premiums Ceded

Gross premiums ceded decreased to $44.7 million for the nine months ended September 30, 2011, compared with $51.4 million for the nine months ended September 30, 2010. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $40.0 million, $3.5 million and $1.2 million for the nine months ended September 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $46.7 million, $3.1 million and $1.6 million for the nine months ended September 30, 2010. The decrease to gross premiums ceded relating to our homeowners’ program is primarily due to the reduced cost of reinsurance purchased from the FHCF. The increase to gross premiums ceded relating to our automobile program is associated with our arrangement to write non-standard private passenger automobile insurance through a reputable managing general agent familiar with the Georgia market. A quota share treaty cedes 100% of the risk and fully collateralizes for unearned premium and unpaid loss and LAE.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $7.4 million for the nine months ended September 30, 2011, compared with a $9.6 million for the nine months ended September 30, 2010. The decreased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $0.2 million for the nine months ended September 30, 2011, compared with a $3.0 million decrease for the nine months ended September 30, 2010. The decreased charge to written premium was due to a $0.4 million decrease in unearned homeowners’ insurance premiums, a $0.4 million increase in unearned flood premiums, and a $0.2 million decrease in unearned commercial general liability premiums during the nine months ended September 30, 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $2.2 million, or 6.5%, to $35.7 million for the nine months ended September 30, 2011, compared with $33.5 million for the nine months ended September 30, 2010.

The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$26,169	73.31%	$21,977	65.54%
Commercial General Liability	8,055	22.57%	10,244	30.56%
Automobile	1,472	4.12%	1,307	3.90%
Net premiums earned	$35,696	100.00%	$33,528	100.00%

The change in homeowners’ net premiums earned is due to a $2.4 million increase in gross written premium as discussed, a $6.7 million decrease in gross premiums ceded and a $5.0 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The change in commercial general liability net premiums earned is a result of a $1.8 million decrease in gross written premium, reflecting the impact of the economic slowdown on the artisan contractor portfolio written by American Vehicle and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.3 million decrease in the net change to unearned premium.

The change in automobile net premiums earned is a result of a $0.4 million decrease in gross written premium as discussed, and a $0.2 million change in gross premiums ceded and unearned premium.

Commission Income

Commission income decreased $0.4 million, or 36.0%, to $0.9 million for the nine months ended September 30, 2011, compared with $1.3 million for the nine months ended September 30, 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income increased $0.2 million, or 6.4%, to $3.1 million for the nine months ended September 30, 2011, compared with $2.9 million for the nine months ended September 30, 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.1%, respectively, for the nine months ended September 30, 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.8%, respectively, for the nine months ended September 30, 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.4%, respectively, for the nine months ended September 30, 2011.  Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.6% and 3.9%, respectively, for the nine months ended September 30, 2010.

See also “Analysis of Financial Condition As of September 30, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains

Net realized investment gains were $1.1 million for the nine months ended September 30, 2011, compared with net realized investment gains of $5.7 million for the nine months ended September 30, 2010.  Specifically, net realized gains for equity securities were $0.5 million for the nine months ended September 30, 2011, compared with $1.7 million net realized gains for the nine months ended September 30, 2010. For debt securities, net realized gains were nearly $0.6 million for the nine months ended September 30, 2011, compared with net realized gains of $4.0 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company re-balanced the investment portfolio; during the same period in 2010, the Company had an overweight in corporate bonds that performed well and we sold these bonds to lock in gains and bolster the surplus of our insurance companies.

During the nine months ended September 30, 2011and September 30, 2010, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains (losses) by investment category during the nine months ended September 30, 2011and 2010.

	Nine Months Ended September30,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,045	$4,068
Equity securities	1,010	2,856
Total realized gains	2,055	6,924

Realized losses:
Debt securities	(442)	(59)
Equity securities	(561)	(1,177)
Total realized losses	(1,003)	(1,236)
Net realized gains on investments	$1,052	$5,688

Other Income

Other income increased $0.4 million, or 70.3%, to $1.1 million for the nine months ended September 30, 2011, compared with $0.7 million for the nine months ended September 30, 2010. The major components of other income for the nine months ended September 30, 2011 include $0.7 million from the voiding of checks in connection with our accounting for unclaimed property and $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property. The major components of other income for the nine months ended September 30, 2010 included approximately $0.4 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.2 million in recognition of our gain on the sale of a vacant retail property.

Losses and LAE

Losses and LAE decreased by $3.8 million, or 13.7%, to $24.1 million for the nine months ended September 30, 2011, compared with $27.9 million for the nine months ended September 30, 2010. The overall change includes a $3.1 million decrease in our homeowners’ program and a $1.1 million decrease in connection with our automobile program, both due to favorable experience based in part on enhanced underwriting and claim processing techniques. The overall change also includes a $0.4 million increase in our commercial general liability program.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,057	$11,760	$20,817	$5,825	$16,847	$22,672
Commercial General Liability	4,560	29,333	33,893	8,230	27,819	36,049
Automobile	3,441	4,007	7,448	3,447	4,361	7,808
Total	$17,058	$45,100	$62,158	$17,502	$49,027	$66,529

Reserves for unpaid losses and LAE decreased by approximately $4.4 million during the nine months ended September 30, 2011, as a result of our process of estimating claims. See “Results of Operations-Three Months Ended September 30, 2011” for a further explanation of losses and LAE.

Our loss ratio for the nine months ended September 30, 2011 was 67.6% compared with 83.3% for the same period in 2010. The favorable decrease to our loss ratio is due to the $3.8 million decrease in losses and LAE measured against the $2.2 million increase in net premium earned during the nine months ended September 30, 2011as compared to the same period in 2010.

The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2011	2010
Homeowners'	63.36%	89.55%
Commercial General Liability	76.00%	55.93%
Automobile	96.01%	192.81%
All lines	67.56%	83.30%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.8 million, or 9.0%, to $7.5 million for the nine months ended September 30, 2011, compared with $8.3 million for the nine months ended September 30, 2010.

Salaries and Wages

Salaries and wages decreased $0.3 million, or 5.2%, to $6.1 million for the nine months ended September 30, 2011, compared with $6.4 million for the nine months ended September 30, 2010. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $178,000 during the nine months ended September 30, 2011 compared with approximately $297,000 for the nine months ended September 30, 2010.

Policy Acquisition Costs - Amortization

Policy acquisition costs – amortization, decreased $0.9 million, or 8.4%, to $9.5 million for the nine months ended September 30, 2011, compared with $10.4 million for the nine months ended September 30, 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Benefit

The provision for income tax benefit was $1.4 million for the nine months ended September 30, 2011, compared with $2.2 million for the nine months ended September 30, 2010. The effective rate for income taxes was 36.4% for the nine months ended September 30, 2011, compared with 32.3% for the nine months ended September 30, 2010.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loss

As a result of the foregoing, the Company’s net loss for the nine months ended September 30, 2011was $2.4 million compared with $4.5 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, our primary sources of capital included proceeds from the sale of investment securities, decreased prepaid reinsurance premiums, decreased reinsurance recoverable, net, increased funds held under reinsurance treaties, amortization of investment premium and decreased premiums receivable. Additional sources of capital included increased premium deposits and customer credit balances, decreased policy acquisition cost, net of amortization, non-cash compensation, depreciation and amortization, increased bank overdraft, decreased income tax recoverable and a tax benefit related to non-cash compensation.

During the nine months ended September 30, 2011, operations provided net operating cash flow of $5.0 million, compared with having used $0.2 million for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, operations generated $15.7 million of gross cash flow, due to a $6.4 million decrease in prepaid reinsurance premiums, a $4.3 million decrease in reinsurance recoverable, net, a $2.6 million increase in funds held under reinsurance treaties, $0.9 million of amortization of investment premium and a $0.5 million decrease in premiums receivable. Additional sources of cash included a $0.2 million increase in premium deposits and customer credit balances, a $0.2 million decrease in policy acquisition costs, net of amortization, $0.2 million of non-cash compensation, $0.2 million of depreciation and amortization, a $0.1 million increase in bank overdraft and $0.1 million decrease in income tax recoverable.

During the nine months ended September 30, 2011, operations used $10.7 million of gross cash flow, due to a $4.4 million decrease in unpaid losses and LAE, a $1.5 million increase in deferred income tax expense and $1.1 million of net realized investment gains. Additional uses of cash included a $1.0 million decrease in accounts payable and accrued expenses, a $0.2 million decrease in unearned premiums and a $0.1 million increase in other assets, all in conjunction with a $2.4 million net loss.

During the nine months ended September 30, 2011, net cash used by investing activities was $6.2 million, compared with net cash provided by investing activities of $6.9 million during the nine months ended September 30, 2010. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2011, investing activities generated $70.6 million and used $76.8 million.

During the nine months ended September 30, 2011, net financing activities provided less than $0.1 million, compared with having used $0.4 million during the nine months ended September 30, 2010. In 2011, the sources of cash in connection with financing activities included a less than $0.1 million tax benefit related to non-cash compensation.

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

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2011, approximately 88% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$35,050	27.25%	$28,196	23.02%
Obligations of states and political subdivisions	3,336	2.59%	2,963	2.42%
Corporate	65,361	50.82%	65,808	53.73%
International	589	0.46%	1,383	1.13%
	104,336	81.12%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	920	0.72%	818	0.67%
United States government obligations and authorities	6,303	4.90%	5,380	4.39%
	7,223	5.62%	6,198	5.06%
Total debt securities	111,559	86.74%	104,548	85.36%

Equity securities, at market:	17,064	13.26%	17,937	14.64%
Total investments	$128,623	100.00%	$122,485	100.00%

Index

21st Century Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September 30, 2011 and December 31, 2010, debt securities had the following quality ratings by Moody's or, if not rated by Moody's, by Standard and Poor's Company or Fitch.

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$48,866	43.80%	$43,533	41.64%
AA	8,119	7.28%	8,995	8.60%
A	34,421	30.86%	39,079	37.38%
BBB	20,154	18.06%	11,125	10.64%
Not rated	-	0.00%	1,816	1.74%
	$111,560	100.00%	$104,548	100.00%

The following table summarizes, by maturity, the debt securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$9,542	8.55%	$13,267	12.69%
One year to five years	48,873	43.81%	50,149	47.96%
Five years to 10 years	38,235	34.27%	29,979	28.68%
More than 10 years	14,910	13.37%	11,153	10.67%
Total debt securities	$111,560	100.00%	$104,548	100.00%

At September 30, 2011, the weighted average maturity of the debt portfolio was approximately 7.6 years.

Index

21st Century Holding Company

The following table provides information about the financial instruments as of September 30, 2011 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2011	2012	2013	2014	2015	2016	Thereafter	Total	Carrying Amount
	(Dollars in Thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$849	$2,000	$1,803	$850	$-	$1,135	$10,245	$16,882	$18,856
Obligations of states and political subdivisions	-	300	350	-	-	-	2,205	2,855	3,336
Corporate securities	695	6,905	2,707	6,650	4,000	5,085	31,357	57,399	63,396
International securities	400	-	182	-	-	-	-	582	589
Collateralized mortgage obligations	-	177	1,366	14,745	5,457	570	1,531	23,846	25,383
Equity securities, at market	-	-	-	-	-	-	-	-	17,064
All investments	$1,944	$9,382	$6,408	$22,245	$9,457	$6,790	$45,338	$101,564	$128,624

Weighted average interest rate by expected maturity:
United States government obligations and authorities	1.75%	4.38%	3.30%	1.24%	0.00%	1.99%	3.60%	3.34%
Obligations of states and political subdivisions	0.00%	5.50%	2.04%	0.00%	0.00%	0.00%	6.12%	5.55%
Corporate securities	3.50%	3.89%	3.21%	5.12%	4.60%	4.06%	6.32%	5.39%
International securities	6.50%	0.00%	2.25%	4.20%	0.00%	0.00%	5.75%	5.17%
Collateralized mortgage obligations	0.00%	4.50%	4.88%	4.82%	4.30%	5.47%	3.50%	4.63%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.35%	4.06%	3.50%	4.77%	4.43%	3.83%	5.60%	4.87%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2011.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first nine months of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the three months ended September 30, 2011, we have issued an aggregate of 178,000 options to certain directors and executive and non-executive employees of the Company under our 2002 stock option plan. The options have an exercise price of $2.45 per share, vest over three years and expire ten years from the grant date.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

(Removed and Reserved)

Item 5

Other Information

None

Index

21st Century Holding Company

Item 6

Exhibits

10.1	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3). *

10.2	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and JC Re Ltd (Layer 1). *

10.3	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 1). *

10.4	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4). *

10.5	Second Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and Everest Reinsurance Company (Layer 1). *

10.6	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3). *

10.7	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4). *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL Instance Document. **

101.SCH-XBRL Taxonomy Extension Schema Document. **

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

* filed herewith

** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2011

Index

21st Century Holding Company

EXHIBIT INDEX

10.1	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3).

10.2	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and JC Re Ltd (Layer 1).

10.3	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 1).

10.4	First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4).

10.5	Second Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and Everest Reinsurance Company (Layer 1).

10.6	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3).

10.7	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS-XBRL Instance Document. **

101.SCH-XBRL Taxonomy Extension Schema Document. **

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.