Form 10-K
period 2011-12-31
21ST CENTURY HOLDING CO
filed 2012-03-30
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2011

or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________
Commission file number:  0-2500111

21st Century Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).          Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $20,202,003 on June 30, 2011, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

 As of March 30, 2012, the total number of common shares outstanding of Registrant's common stock was 7,946,384.

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

ITEM 1           BUSINESS

GENERAL

21st Century Holding Company (“21st Century”, “Company”, “we”, “us”) is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, fire, allied lines, workers’ compensation and commercial inland marine insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

•           Our primary insurance subsidiary is Federated National Insurance Company (“Federated National”). Federated National is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite  homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida.  Federated National is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states.  Federated National operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states.  A non-admitted carrier is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged Federated National and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with Federated National continuing the operations of both entities.  In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR“) pursuant to which we agreed to certain restrictions on our business operations. See “Regulation– Consent Order.”

•           We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

•           Assurance Managing General Agents (“Assurance MGA“), a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

21st Century Holding Company

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies.  During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2011, 2010 or 2009, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004.  We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

•	the nature and severity of the loss;
•	weather-related patterns;
•	the availability, cost and terms of reinsurance;
•	underlying settlement costs, including medical and legal costs;
•	legal and political factors such as legislative initiatives and public opinion;
•	macroeconomic issues.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on us. When our estimated liabilities for unpaid losses and LAE are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period.

Our goal in our reinsurance strategy is to equalize the liquidity requirements imposed by most severe insurable events and by all other insurable events we manage in the normal course of business.  Please see “Reinsurance Agreements” under “Item 1.  Business” for a more detailed description of our reinsurance agreements and strategy.

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

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (954) 581-9993.

Our internet web sites are www.21stcenturyholding.com, primarily for investors and myFNIC.com, primarily for policy holders and agents. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

21st Century Holding Company

RECENT DEVELOPMENTS

In February 2012, we received approval from the Florida OIR of a 14.1% rate increase. That rate increase, together with our 2011 rate increases for our voluntary property book of homeowners’ business, averaging 20.2% statewide, and our assumed property book of homeowners’ business, averaging 13.9% statewide, are expected to gain momentum and accrete throughout 2012.

The Company anticipates unfavorable pricing terms on our upcoming reinsurance contracts due to reduced Florida Hurricane Catastrophe Fund (“FHCF”) capacity, though we also anticipate that this higher marginal rate will be mitigated by a reduced reinsurance requirement.

BUSINESS STRATEGY

We expect that in 2012 we will capitalize on our operational efficiencies and business practices through:

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

21st Century Holding Company

INSURANCE OPERATIONS AND RELATED SERVICES

Overview of Insurance Lines of Business

The following tables set forth the amount and percentages of our consolidated gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2011		2010		2009
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$3,274	3.3%	$3,721	3.9%	$836	0.8%
Federal Flood	4,468	4.5%	3,951	4.1%	3,559	3.4%
Homeowners'	80,403	81.9%	76,845	79.7%	84,705	81.2%
Commercial General Liability	10,125	10.3%	11,894	12.3%	15,279	14.6%
Total gross written premiums	$98,270	100.0%	$96,411	100.0%	$104,379	100.0%

Ceded premiums:
Automobile	$1,541	3.3%	$1,882	3.6%	$14	0.0%
Federal Flood	4,468	9.7%	3,951	7.5%	3,559	6.3%
Homeowners'	40,273	87.0%	46,893	88.5%	52,518	93.5%
Commercial General Liability	12	0.0%	238	0.4%	126	0.2%
Total ceded premiums	$46,294	100.0%	$52,964	100.0%	$56,217	100.0%

Net written premiums
Automobile	$1,733	3.3%	$1,839	4.3%	$822	1.7%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	40,130	77.2%	29,952	68.9%	32,187	66.8%
Commercial General Liability	10,113	19.5%	11,656	26.8%	15,153	31.5%
Total net written premiums	$51,976	100.0%	$43,447	100.0%	$48,162	100.0%

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

	In-Force Policy Count
	Years Ended December 31,
	2011		2010		2009
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Dade	1,944	4.4%	2,835	6.6%	3,544	6.7%
Broward	4,386	10.0%	5,008	11.6%	4,139	7.9%
Pinellas	3,788	8.6%	3,437	8.0%	5,147	9.8%
Hillsborough	2,984	6.8%	3,265	7.6%	4,505	8.6%
West Palm Beach	8,203	18.7%	12,221	28.3%	14,543	27.6%
All others	22,488	51.5%	16,366	37.9%	20,728	39.4%
Total	43,793	100.0%	43,132	100.0%	52,606	100.0%

(a) immaterial amounts are included in "All Others"

21st Century Holding Company

Our homeowner insurance products provide maximum dwelling coverage in the amount of approximately $1.8 million, with the aggregate maximum policy limit being approximately $3.0 million. We continually subject these limits to review; though there were no material changes during 2011. The approximate average premium on the policies currently in-force is $1,793, as compared with $1,803 for 2010. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. Our 14.9% rate increase in connection with our Citizens Property Insurance Corporation (“Citizens”) assumptions was approved during 2010 by the Florida OIR. Additionally, the Florida OIR approved a second 14.1% rate increase in February 2012.

For a further discussion regarding Homeowners’ Property and Casualty Insurance, see “Recent Developments”, above.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 380 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants).  The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2011. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2011 is approximately $712, as compared with $734 in 2010.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$57	0.56%	$46	0.39%	$76	0.50%
Arkansas	-	0.00%	1	0.01%	4	0.03%
California	8	0.08%	34	0.29%	49	0.32%
Florida	8,606	84.99%	9,972	83.85%	12,341	80.77%
Georgia	-	0.00%	68	0.57%	291	1.91%
Kentucky	-	0.00%	-	0.00%	1	0.00%
Louisiana	916	9.05%	1,094	9.19%	1,736	11.36%
Maryland	-	0.00%	9	0.07%	-	0.00%
Oklahoma	2	0.02%	-	0.00%	-	0.00%
South Carolina	2	0.02%	1	0.01%	2	0.01%
Texas	534	5.28%	665	5.59%	778	5.09%
Virginia	-	0.00%	4	0.03%	1	0.01%
Total	$10,125	100.00%	$11,894	100.00%	$15,279	100.00%

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average annual nonstandard personal automobile insurance policy currently in-force is approximately $1,104, as compared with $1,007 for 2010, and the nonstandard personal automobile insurance lines represents 100% of our written premiums for personal automobile insurance in 2011 and 2010.

21st Century Holding Company

The maximum exposures for the nonstandard policy in Florida are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. Beginning in late 2010 we underwrote nonstandard personal automobile insurance in Georgia, where the maximum exposures are $25,000 per individual, $50,000 per accident for bodily injury, $25,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. In addition, we write commercial automobile insurance in Florida. The maximum exposure is predominantly $30,000 on a combined single limit basis.

Flood

Federated National writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $496 with limits up to $250,000. Commissions in connection with this program totaled $0.2 million in 2011, 2010 and 2009, respectively. Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Managing General Agent Services

Assurance MGA, a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

Claims Adjusting

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

Premium Finance

Until June 2011, our wholly owned subsidiary, Federated Premium, offered premium financing to our own and third-party insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Finance contracts receivable totaled less than $0.1 million as of December 31, 2011, compared with $0.3 million as of December 31, 2010.

The Company anticipates continued use of the direct bill feature associated with our homeowners’, commercial general liability and automobile programs. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder. We believe that the direct billing program does not increase our risk because the insurance policy, which serves as collateral, is managed by our computer system. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured.

21st Century Holding Company

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

Independent Insurance Agency

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers.

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

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by Assurance MGA. Assurance MGA reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For all policies issued, Assurance MGA also has the right, within a period that varies by state between 60 days and 120 days from a policy's inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria.

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

REINSURANCE AGREEMENTS

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities.

In addition to reinsurance agreements, we also from time to time enter into retro-cessionary reinsurance agreements; each designed to shift financial responsibility based on predefined conditions. Generally, there are three separate kinds of reinsurance structures – quota share, excess of loss, and facultative, each considered either proportional or non-proportional. Our reinsurance structures are maintained to protect our insurance subsidiary against the severity of losses on individual claims or unusually serious occurrences in which the frequency and or the severity of claims produce an aggregate extraordinary loss from catastrophic events.

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

Annually, the cost and amounts of reinsurance are based on management's analysis of Federated National's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. Last year, the September 30, 2010 change to total limits was an increase of $10.3 million of probable maximum loss or 2.9% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. The September 30, 2011 change to total limits was an increase of $172.2 million of total insured value or 1.4 % and the change to reinsurance premiums was an increase of $0.5 million or 1.1%. The subsequent change to management’s June 30, 2011 exposure analysis, as of September 30, 2011 is being amortized over the underlying policy term.

21st Century Holding Company

The 2011-2012 private reinsurance companies and their respective A.M. Best Company ("A.M. BEST") rating are listed in the table as follows.

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

(2) Standard & Poor's rated "A" or higher (investment grade - economic situation can affect finance)

For the 2012-2013 hurricane season, Federated National entered into a Reimbursement Contract and Addendum No. 1 thereto with SBA on February 28, 2012.  This Reimbursement Contract will reimburse Federated National for covered property losses under its homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida through May 31, 2013. Under this Reimbursement Contract, the FHCF will provide approximately $135.0 million of aggregate seasonal coverage for covered losses in excess of approximately $53.0 million, subject to a 10.0% Company participation. Federated National’s premium for the FHCF reinsurance coverage will be approximately $8.2 million payable in three installments between August 2012 and December 2012.  The actual attachment point, total coverage and cost will not be finalized until December 31, 2012.

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

21st Century Holding Company

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by the Florida Insurance Guaranty Association ("FIGA"). Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008, 2010 or 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, Generally Accepted Accounting Principles ("GAAP") treatment was to charge current operations for the assessments. If new assessments occur, we will be required to treat these assessments consistent with GAAP since accounting difference with Statutory accounting no longer exists as of January 1, 2011. Through policyholder surcharges, as approved by the Florida OIR, we have since fully recouped $7.2 million in connection with these assessments.

Related to statutory accounting, in October 2010, the National Association of Insurance Commissioners ("NAIC") issued substantive revisions in SSAP No. 35R, Guaranty Fund and Other Assessments.  For statutory accounting, SSAP No. 35R, effective January 1, 2011, requires assessments that could be recouped through future premium surcharges be expensed and an asset cannot be recognized. The impact is there might be an effect on statutory policyholder surplus once the liability for the assessments is recognized. The adoption of SSAP No. 35R rule will not have a material effect on our current operations.

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

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements totaled $4.7 million and $4.6 million as of December 31, 2011 and December 31, 2010, respectively.

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

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Balance at January 1	$66,529	$70,610	$64,775
Less reinsurance recoverables	(6,810)	(11,594)	(12,713)
Net balance at January 1	$59,719	$59,016	$52,062

Incurred related to
Current year	$31,893	$37,288	$41,988
Prior years	(997)	2,800	1,718
Total incurred	$30,896	$40,088	$43,706

Paid related to
Current year	$13,672	$15,077	$18,478
Prior years	19,048	24,308	18,274
Total paid	$32,720	$39,385	$36,752

Net balance at year-end	$57,895	$59,719	$59,016
Plus reinsurance recoverables	2,088	6,810	11,595
Balance at year-end	$59,983	$66,529	$70,611

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.0 million for the year ended December 31, 2011, and we increased the liability for losses and LAE for claims occurring in prior years by $2.8 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively.

In 2011, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $0.2 million and decreased the incurred loss and LAE attributed to incurred events of prior years in connection with our homeowners’, automobile and commercial general liability lines of business by $1.5 million.

In 2010, we increased incurred losses and LAE for claims in connection with the hurricanes in 2005 and 2004 by approximately $1.6 million and increased the incurred loss and LAE attributed to incurred events of prior years in connection with our homeowners’, automobile and commercial general liability lines of business by $1.2 million.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2011.There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2011.

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable, on a run-off basis, due from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance (payable) recoverable on paid losses and LAE	(23)	$1
Unpaid losses and LAE	$113	38
	$90	$39

21st Century Holding Company

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2011	2010
Catastrophe Excess of Loss (various participants) and FHCF	(Dollars in Thousands)
Reinsurance recoverable on paid losses and LAE	$8	$1,542
Unpaid losses and LAE	542	5,514
	$550	$7,056

Amounts due from (to) reinsurers consisted of amounts related to:
Unpaid losses and LAE	$542	$5,514
Reinsurance recoverable on paid LAE	8	1,542
Reinsurance payable	(1)	(14,088)
	$549	$(7,032)

21st Century Holding Company

The following table presents the Statutory liability for unpaid losses and LAE, net of reinsurance recoverable for the years ended December 31, 2002 through 2011 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

Years Ended December 31,
(Dollars in Thousands)

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002

Statutory unpaid losses and LAE, net	$55,567	$59,655	$59,016	$52,070	$39,551	$27,259	$25,733	$37,390	$15,314	$9,422

Cumulative paid as of:
One year later		17,863	22,910	17,264	17,019	19,331	25,465	35,114	10,721	8,629
Two years later			32,086	29,985	25,692	27,724	34,073	48,285	12,600	10,417
Three years later				35,367	35,185	33,308	39,739	53,621	13,558	11,083
Four years later					37,921	40,554	44,085	57,653	14,268	11,994
Five years later						41,335	49,339	60,197	14,583	12,355
Six years later							48,875	62,665	15,852	12,523
Seven years later								62,459	16,234	13,732
Eight years later									16,119	13,842
Nine years later										13,688

Re-estimated net liability as of:
End of year	55,567	59,655	59,016	52,070	39,551	27,259	25,733	37,390	15,314	9,422
One year later		58,895	61,567	52,755	44,361	35,315	35,804	44,293	14,327	9,851
Two years later			61,956	57,791	47,682	38,902	41,449	52,160	14,427	9,828
Three years later				58,113	53,026	45,507	45,295	56,479	15,034	10,132
Four years later					53,189	50,980	51,459	59,400	15,941	11,004
Five years later						50,909	55,779	64,080	15,921	11,251
Six years later							55,385	65,638	18,144	11,298
Seven years later								65,916	18,922	13,506
Eight years later									18,632	15,787
Nine years later										14,784

Cumulative redundancy (deficiency)
		760	(2,939)	(6,043)	(13,638)	(23,649)	(29,651)	(28,526)	(3,318)	(5,362)
Cumulative redundancy (-) deficiency as a % of reserves originally established		1.3%	-5.0%	-11.6%	-50.0%	-91.9%	-79.3%	-186.3%	-35.2%	-86.4%

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

21st Century Holding Company

As noted above, we have since experienced a $0.8 million cumulative redundancy in connection with the re-estimation of all losses that occurred in 2010,  mainly on our homeowners’ losses. Relative to 2009, the cumulative deficiency in connection with the re-estimation of all losses totaled $2.9 million, from which $1.2 million relates to our homeowners’ losses, $1.5 million relates to our commercial general liability losses and $0.2 million relates to our automobile losses.

As noted in our Form 10-K for the fiscal year ended December 31, 2010, we experienced a $2.6 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2009 and a $5.7 million cumulative deficiency in connection with the re-estimation of all loss that occurred in 2008. Relative to the $2.6 million deficiency, homeowner and commercial general liability losses totaled $1.9 million and $0.7 million, respectively. Relative to the $5.7 million deficiency, our homeowner losses totaled $0.3 million, our automobile losses totaled $1.9 million and our commercial general liability losses totaled $3.5 million.

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

The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared with Statutory Accounting Principles ("SAP") basis of presentation for the years ended 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$59,983	$66,529	$70,611
Less unpaid Losses and LAE ceded	2,319	6,810	11,593
Balance Sheet Liability	57,664	59,719	59,018
Add Insurance Apportionment Plan	17	14	12
SAP basis Loss and LAE reserves	$57,681	$59,733	$59,030

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SAP basis presentation for the years ended 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$30,896	$40,088	$43,706
Intercompany adjusting and other expenses	-	8	4,239
Insurance apportionment plan	(726)	(2)	(7)
SAP basis Loss and LAE incurred	$30,170	$40,094	$47,938

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

21st Century Holding Company

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of Federated National and American Vehicle for 2011, 2010 and 2009, and are inclusive of Unallocated Loss Adjustment Expenses (“ULAE”).

	Years Ended December 31,
	2011	2010	2009
Loss Ratio	63.7%	89.0%	91.1%
Expense Ratio	58.2%	74.7%	65.1%
Combined Ratio	121.9%	163.7%	156.2%

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial general liability, and automobile markets. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds.  Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. Several of our competitors include Citizens, Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in commercial general liability insurance market.

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

REGULATION

General

We are subject to the laws and regulations in Alabama, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New York, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

The impact of the Florida legislation enacted after the 2004 and 2005 Florida hurricane seasons that froze premium rates to 2007 levels continues to unwind.  That legislation, among other things, provided low cost reinsurance to member insurance companies, accelerated rate filings to reflect the reduced reinsurance costs and expanded the role of Citizens in the market place. Other provisions contained in the emergency rule prevented non-renewals and cancellation (except for material misrepresentation and non-payment of premium) and new restrictions on coverage are prohibited.  We estimate that with the recently approved rate increases, our property rates have  effectively returned to 2007 pre-legislative levels.

21st Century Holding Company

Most states’ laws restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow, increases in premium rates. In addition, state laws generally require that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states, including Florida, as discussed above, have adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR.The most recent balance sheet audit of Federated National by the Florida OIR occurred as of December 31, 2009. There were no material findings by the independent auditors in connection with this examination. Federated National also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2009. There were no material findings in connection with this examination.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires Federated National to have securities with a fair market value of $2.0 million held in escrow. As of December 31, 2011, Federated National held investment securities with a fair value of approximately $2.1 million, as a deposit with the State of Florida. Additionally, as of December 31, 2011 Federated National had cash deposits totaling $406,400 with the State of Alabama, $151,000 with the State of Arkansas, $118,520 with the State of Louisiana and $25,000 with the State of Georgia.

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

Consent Order

As part of its approval of the January 2011 merger between Federated National and American Vehicle, the Florida OIR, the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) agreed to the following:

•
The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.6 million of policy premium, which will renew pursuant to normal underwriting guidelines.

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of December 31, 2011, the Company had approximately 33.2% of its homeowners’ policies located within Tri-County Area.

21st Century Holding Company

•
The managing general agency fees payable by the Merged Company to Assurance MGA, a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Superior were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

•
The Company provided the Florida OIR with a plan of operation and has agreed to provide certain reports to the Florida OIR on a monthly basis, and agreed to obtain the Florida OIR’s approval prior to making any changes to the officers of the Merged Company during the first year following the effective date of the Merger.

Restrictions in Payments of Dividends by Domestic Insurance Companies

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains or (iii) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains.

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

No dividends were paid by Federated National or American Vehicle in 2011, 2010 and 2009, and none are anticipated in 2012 as a result of our Consent Order with the Florida OIR. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by Federated National to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

21st Century Holding Company

NAIC Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require Federated National to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2011 and 2010 statutory financial statements for Federated National, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

American Vehicle’s statutory surplus exceeded the NAIC regulatory action levels in 2010 as well.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 409.7%, 222.8 % and 245.1% at December 31, 2011, 2010 and 2009, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4% and 426.9% at December 31, 2010 and 2009,  respectively.

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

As of December 31, 2011, Federated National was outside NAIC’s usual range for two of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio and investment yield.

As of December 31, 2010, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. The Florida OIR approved an additional rate increase for our voluntary property book of homeowners’ business which averaged 20.2% statewide and went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively.

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

21st Century Holding Company

There was no action taken by the Florida OIR in connection with the December 31, 2009 or 2010 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to Federated National regarding the 2011 IRIS ratios, although there can be no assurance that will be the case.

Insurance Holding Company Regulation

We, the parent company, are subject to laws governing insurance holding companies in Florida where Federated National is domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of Federated National unless the Florida OIR, upon application, determines otherwise.

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

Industry Ratings Services

Third-party rating agencies assess and rate the ability of insurers to pay their claims. These financial strength ratings are used by the insurance industry to assess the financial strength and quality of insurers. These ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer's profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves and management. Ratings are based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

As of December 31, 2011, Federated National is rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating ("FSR") of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On March 16, 2012, Demotech reaffirmed Federated National’s FSR of “A” (“Exceptional”).

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

EMPLOYEES

As of December 31, 2011, we had 112 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

We write insurance policies that cover homeowners’, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by hurricanes, tropical storms, tornadoes, wind, hail, fires, riots and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in South and Central Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms.

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

Although Florida has not experienced a hurricane during the last six hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

We have exhausted the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

As of December 31, 2011 the loss experience (both paid and not yet paid) in connection with Hurricane Wilma which occurred in October 2005 has exhausted the $194.8 million reinsurance coverage available to us. Currently, we hold $2.3 million in open reserves connected with Hurricane Wilma. We have realized $1.5 million in excess of our reinsurance coverage for Hurricane Wilma as of December 31, 2011.  If payments to settle the Hurricane Wilma claims exceed our open reserves it could have an adverse impact on our business, results of operations and financial condition.

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

Our January 2011 Consent Order with the Florida OIR limits our business in certain respects and may prevent us from growing our business.

In January 2011, we entered into a Consent Order with the Florida OIR in connection with our request for approval of the merger of Federated National into American Vehicle. See “Regulation – Consent Order”. Among other things, the Consent Order requires us to reduce the concentration of our homeowners’ policies in the Tri-County Area. This reduction in concentration could materially adversely affect us by limiting our ability to write policies in the most populous region of the State of Florida, which could materially adversely affect our results of operations if we are not able to replace those policies with policies elsewhere in Florida or the other states in which we do business.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Based on our current operating plan, we believe current capital, together with our anticipated retained earnings, will support our operations without the need to raise additional capital. To the extent that our capital may be insufficient to meet future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth and profitability, our claims experience, and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments.

If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

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

21st Century Holding Company

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. In addition, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

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

21st Century Holding Company

Several of the assessments resulted in a charge to current operations. The insurance companies currently pass the assessments on to insurance policies, in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees may adversely affect our overall marketing strategy due to the competitive landscape in Florida.  Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents held in a mutual fund money market account.  The Company had approximately $6.8 million and $14.2 million invested in the MTB Prime Money Market-Inst Fund Number 142, for which the NAIC classification is Class 1, as of December 31, 2011 and 2010, respectively.  A money market fund is eligible for listing on the Class 1 list if the fund meets certain characteristics relating to the credit rating, net asset value and other criteria demonstrating the financial condition of the fund.

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2011. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2011, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

An example of such emerging change is the influence public adjusters have had on property claim patterns. Public adjusters represented the vast majority of new and reopened claims filed during 2011, 2010 and 2009 where the cause of loss was asserted as hurricane related. Although the legitimacy of the claim may not prevail we are still required to research, review and sometimes mediate these claims. Several legislative actions in the state of Florida, such as limiting the time a claim can be filed subsequent to the cause of loss, have either passed or remain in legislative sub-committees. Each of these actions is designed to enhance the legitimacy of the public adjusters’ influence on the claim process.

The Company’s operating results in 2011, 2010 and 2009 were also influenced by legislative enactments relating to claims payments.  Following the 2004 and 2005 hurricane seasons, the Florida legislature required all insurers issuing replacement cost policies to pay the full replacement cost of damaged properties without deducting depreciation whether or not the insureds repaired or replaced the damaged property.  Under prior law, insurers would pay the depreciated amount of the property until insureds commenced repairs or replacement. The new law has led to an increase in disagreements regarding the scope of damage and has resulted in insureds’ not repairing damage. Despite our efforts to adjust claims and promptly pay meritorious amounts, our operating results have been affected by a claims environment in Florida that produces opportunities for fraudulent or overstated claims.

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

Our insurance company is  subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance company is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their state of domicile, Florida. The risk-based capital standards, based upon the Risk Based Capital Model Act adopted by the NAIC require our insurance company to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Any failure by our insurance company to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2011, Federated National was in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

21st Century Holding Company

Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a hardening market in the property and casualty market in Florida because of regulatory changes. We cannot predict, however, how long these market conditions will persist. We do not compete entirely on price or targeted market share. Our ability to compete is governed by our ability to assess and price an insurance product with an acceptable risk for obtaining profit.

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

We currently market and distribute Federated National's products and services through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

21st Century Holding Company

We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

Our business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt our operations and adversely affect our financial results. We utilize a third-party to provide certain information security related services designed to prevent an information security event or detect one timely. In addition, although we have implemented security measures to protect our systems from computer viruses and intrusions by third parties, there can be no assurances that these measures will be effective.

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

The results of our operations and the financial condition of our insurance company depends on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control,  including:

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

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance company could be materially and adversely affected.

21st Century Holding Company

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

We depend, and will continue to depend, on the services of our executive management team which includes Michael Braun, our Chief Executive Officer and President of 21st Century Holding Company and Federated National, and Peter Prygelski, our Chief Financial Officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected.  Although we have employment agreements with our executive officers, any unplanned loss of service could substantially harm our business.

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

21st Century Holding Company

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

We are an insurance holding company whose primary assets are the stock of our subsidiaries. Our operations, and our ability to service future potential debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiary is restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary's available capital and earnings.

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. In response to the capital infusion from American Vehicle during March 2010, the Florida OIR has required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until Federated National experiences two consecutive quarters with an underwriting profit; hence no additional dividends were paid during 2011 or 2010. Additionally, the January 2011 consent order prohibits the Company from paying dividends. Payment of dividends in the future will depend on OIR approval, our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National is permitted to pay to the parent company.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None

ITEM 2           PROPERTIES

Relative to the Company’s commitments stemming from operational matters, on or about March 1, 2006 we sold our interest in the building which housed our operations in Lauderdale Lakes through December 16, 2011, to an unrelated party. As part of this transaction, we agreed to lease the same facilities for a five-year term.  We amended the lease agreement and the note receivable on September 1, 2010. As part of the amendment, we discounted the note receivable and have discontinued the interest on the note. In consideration, we paid a reduced lease payment for the remainder of the lease. Our lease for this office space expired in December 2011.

Our executive offices are now located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square feet office facility. All of our operations are consolidated within this facility. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term. Our lease for this office space will expire in May 2017.

ITEM 3           LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Footnote 9 – Commitments and Contingencies”.

ITEM 4           MINE SAFETY DISCLOSURES

Not applicable.

21st Century Holding Company

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on The NASDAQ Global Market under the symbol “TCHC”. The following table sets out the high and low closing sale prices as reported on The NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Quarter Ended	High	Low
March 31, 2011	$3.46	$3.07
June 30, 2011	$3.05	$2.58
September 30, 2011	$2.80	$2.30
December 31, 2011	$2.96	$2.32

March 31, 2010	$4.60	$3.96
June 30, 2010	$4.10	$3.55
September 30, 2010	$3.95	$3.26
December 31, 2010	$3.74	$3.14

As of March 5, 2012, there were 26 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 3,200.

DIVIDENDS

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. No further dividends were paid in 2010 or 2011, pursuant to applicable regulatory requirements and our Consent Order with the Florida OIR (see “Regulation – Consent Order”).

Payment of dividends in the future will depend on approval of the Florida OIR and our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to pay dividends may be restricted by regulatory limits on the amount of dividends that Federated National is permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2011. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stock holders*	714,450	$6.98	180,448

*	Includes options from the 1998 Stock Option Plan and the 2002 Stock Option Plan.

21st Century Holding Company

For additional information concerning our capitalization please see Footnote 14 to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

ISSUER REPURCHASES

During 2011 and 2010, the Company did not repurchase any common stock under previously announced stock repurchase plans.

SALES OF UNREGISTERED SECURITIES

None.

ITEM 6           SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the years ended December 31,
	(Amounts in Thousands except Book Value Per Share)

	2011	2010	2009	2008	2007
Balance Sheet Data

Total assets	$179,980	$184,049	$202,889	$197,102	$219,361
Investments	129,467	122,485	114,219	26,065	136,224
Cash and short term investments	15,205	16,206	28,197	124,577	22,524
Finance contracts, consumer loans and pay advances receivable, net	-	-	-	-	420

Total liabilities	121,836	126,118	135,447	120,871	138,104
Unpaid losses and LAE	59,983	66,529	70,611	64,775	59,685
Unearned premiums	47,933	47,136	50,857	40,508	56,394

Total shareholders' equity	58,144	57,931	67,442	76,231	81,257

Book value per share	$7.32	$7.29	$8.48	$9.51	$10.32

21st Century Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)

	2011	2010	2009	2008	2007
Operations Data:
Revenue:
Gross premiums written	$98,269	$96,410	$104,379	$88,248	$133,591
Gross premiums ceded	(46,293)	(52,963)	(56,217)	(34,553)	(44,550)

Net premiums written	51,976	43,447	48,162	53,695	89,041

(Decrease) Increase in prepaid reinsurance premiums	(2,656)	(2,108)	10,163	(4,451)	(11,251)
(Increase) Decrease in unearned premiums	(797)	3,721	(10,349)	15,886	21,435

Net change in prepaid reinsurance premiums and unearned premiums	(3,453)	1,613	(186)	11,435	10,184

Net premiums earned	48,523	45,060	47,976	65,130	99,224
Commission income	994	1,388	1,362	1,612	7,214
Finance revenue	518	395	294	350	545
Managing general agent fees	1,583	1,609	1,620	1,745	2,035
Net investment income	4,079	3,726	3,397	6,461	8,038
Net realized investment gains (losses)	2,725	6,777	1,117	(10,593)	(145)
Regulatory assessments recovered	109	857	2,333	2,104	1,655
Other income	1,632	792	755	655	642

Total revenue	60,163	60,604	58,854	67,464	119,208

Expenses:
Losses and LAE	30,896	40,088	43,706	41,869	47,619
Operating and underwriting expenses	9,916	10,835	9,681	7,209	12,758
Salaries and wages	8,004	8,611	7,930	7,428	6,732
Interest expense	-	-	-	-	173
Policy acquisition costs - amortization	12,347	13,025	13,747	14,760	19,420

Total expenses	61,163	72,559	75,064	71,266	86,702

(Loss) income before provision for income tax (benefit) expense	(1,000)	(11,955)	(16,210)	(3,802)	32,506
Provision for income tax (benefit) expense	(570)	(3,959)	(5,921)	(1,324)	11,226

Net (loss) income	$(430)	$(7,996)	$(10,289)	$(2,478)	$21,280

Earnings per share data
Net (loss) income per share - basic	$(0.05)	$(1.01)	$(1.29)	$(0.31)	$2.69
Net (loss) income per share - dilluted	$(0.05)	$(1.01)	$(1.29)	$(0.31)	$2.65

Dividends paid per share	$-	$0.06	$0.36	$0.72	$0.72

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, personal umbrella, fire, allied lines, workers’ compensation and commercial inland marine insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

•           Our primary insurance subsidiary is Federated National Insurance Company (“Federated National”). Federated National is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite  homeowners’, fire, allied lines and personal and commercial automobile insurance in Florida.  Federated National is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states.  Federated National operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states. A non-admitted carrier is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged Federated National and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with Federated National continuing the operations of both entities.  In connection with this merger, the Company, Federated National and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation ("Florida OIR")  pursuant to which we agreed to certain restrictions on our a business operations. See “Regulation – Consent Order”.

•           We internally process claims made by our insureds through our wholly owned claims adjusting company, Superior Adjusting, Inc. (“Superior”). Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

•           Assurance Managing General Agents, Inc. ("Assurance MGA"),  a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies.  During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the years ended December 31, 2011, 2010 or 2009, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004.  We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

•	the nature and severity of the loss;
•	weather-related patterns;
•	the availability, cost and terms of reinsurance;
•	underlying settlement costs, including medical and legal costs;
•	legal and political factors such as legislative initiatives and public opinion;
•	macroeconomic issues.

Our business, results of operations and financial condition are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on us. When our estimated liabilities for unpaid losses and LAE are less than the actuarially determined amounts, we increase the expense in the current period. Conversely, when our estimated liabilities for unpaid losses and LAE are greater than the actuarially determined amounts, we decrease the expense in the current period.

Our goal in our reinsurance strategy is to equalize the liquidity requirements imposed by most severe insurable events and by all other insurable events we manage in the normal course of business.  Please see “Reinsurance Agreements” under “Item 1.  Business” for a more detailed description of our reinsurance agreements and strategy.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of Deferred Policy Acquisition Costs ("DPAC"), and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 in this Form 10-K.

Except as described below, we believe that in 2011 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Methods Used to Estimate Loss and LAE Reserves

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

We apply the following general methods in projecting loss and LAE reserves:

•	Paid and Incurred Loss Development Method

•	Paid and Incurred Bornhuetter-Ferguson Incurred Method

•	Frequency / Severity Method

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2011. The analysis relies primarily on four actuarial methods: Incurred Loss and DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incurred Loss and DCCE Development Method – This reserving method is based on the assumption that the historical incurred loss and DCCE development pattern as reflected by the Company is appropriate for estimating the future loss & DCCE development. Incurred paid plus case amounts separated by accident quarter of occurrence and at quarterly evaluations are used in this analysis. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors were calculated to measure the relative development of an accident quarter from one maturity point to the next. Loss and DCCE development factors (“LDF”) are selected based on a review of the historical relationships between incurred loss & DCCE at successive valuations and based on industry patterns.  The LDFs are multiplied together to derive cumulative LDF’s that, when multiplied by actual incurred loss and DCCE, produce estimates of ultimate loss and DCCE.

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2011). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under Statutory Accounting Principles ("SAP") even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid losses & DCCE, resulting in total unpaid losses and LAE.

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

Frequency / Severity Method – This method separately estimates the two components of ultimate losses (the frequency, or number of claims and the severity, or cost per claim) and then combines the resulting estimates in a multiplicative fashion to estimate ultimate losses. The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately than in the total losses.

We developed reported claim counts to ultimate levels using the development approach. The mechanics of this approach are the same as we described previously for paid and incurred losses. The validity of the results of this method depends on the stability of claim reporting and settlement rates. Then we developed accident year incurred severities (incurred losses divided by reported claim counts) to ultimate levels using the development approach.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We trended these severities to accident year 2011 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2011.

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

Interim – During 2011 our interim approach was very similar to the annual process noted above.

A number of other actuarial assumptions are generally made in the review of reserves for each class of business.

•
For each class of business, expected ultimate loss ratios for each accident year are estimated based on loss reserve development patterns. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio.

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2011 premised on future emergence inconsistent with historical loss reserve development patterns.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2011	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$6,719	$1,571	$8,290	$12,328	$480	$20,138
Commercial General Liability	2,369	1,606	3,975	28,089	(190)	32,254
Automobile	3,428	113	3,541	3,511	1,798	5,254
Fire	8	2	10	238	-	248
Inland Marine	-	-	-	1	-	1

Total	$12,524	$3,292	$15,816	$44,167	$2,088	$57,895

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2010	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$4,829	$975	$5,804	$16,695	$5,508	$16,991
Commercial General Liability	5,620	2,610	8,230	27,817	-	36,047
Automobile	3,353	112	3,465	4,366	1,302	6,529
Fire	-	3	3	148	-	151
Inland Marine	-	-	-	1	-	1

Total	$13,802	$3,700	$17,502	$49,027	$6,810	$59,719

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

	Years Ended December 31,
	2011		2010
Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	52,106	-7.5%	53,747	-20.8%
-7.5%	53,553	-5.6%	55,240	-15.6%
-5.0%	55,000	-3.7%	56,733	-10.4%
-2.5%	56,448	-1.9%	58,226	-5.2%
Base	57,895	-	59,719	-
2.5%	59,343	1.9%	61,212	5.2%
5.0%	60,790	3.7%	62,705	10.4%
7.5%	62,237	5.6%	64,198	15.6%
10.0%	63,685	7.5%	65,691	20.8%

(1) Net of tax

For the year ended December 31, 2011, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $51.5 million to a high of $65.2 million, with a best estimate of $55.4 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $55.6 million, and on a GAAP consolidated basis at $60.0 million which when netted with our $2.1 million reinsurance recoverable totals $57.9 million. The Company’s point estimate for its reserves as of December 31, 2011 is 0.3% above our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2011 Compared with December 31, 2010

Total Investments

Total investments increased $7.0 million, or 5.7%, to $129.5 million as of December 31, 2011, compared with $122.5 million as of December 31, 2010.

We account for our investment securities consistent with FASB-issued guidance that requires our securities to be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

Investments classified as held-to-maturity include debt securities where the Company’s intent and ability are to hold the investment until maturity and are carried at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for sale in the near term and are carried at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments and are carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income.”

The debt and equity securities that are available for sale and carried at fair value represent 94% of total investments as of December 31, 2011, compared with 95% as of December 31, 2010.

We did not hold any trading investment securities during 2011.

As of December 31, 2011 and 2010, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds. As of December 31, 2010, 72% of our debt portfolio was in diverse industries and 28% was in United States government bonds.  As of December 31, 2010, approximately 77% of our equity holdings were in equities related to diverse industries and 23% were in mutual funds.

Below is a summary of net unrealized gains and losses at December 31, 2011 and December 31, 2010 by category.

	Unrealized Gains and (Losses)
	December 31, 2011	December 31, 2010
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$659	$(192)
Obligations of states and political subdivisions	138	43
Corporate	1,543	268
International	5	24
	2,345	143

Equity securities:
Common stocks	(939)	692

Total debt and equity securities	$1,406	$835

The net unrealized gain of $1.4 million is inclusive of $2.4 million of unrealized losses. The $2.4 million of unrealized losses is inclusive of $2.0 million unrealized losses from equity securities and $0.4 million unrealized losses from debt securities.

The $2.0 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of December 31, 2011.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.4 million of unrealized losses from debt securities is related to both corporate and US government bonds.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis; additionally, at least 74% of these bonds had at least an “A” rating.

FASB has also issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.  In reaching a conclusion that a security is either other-than-temporarily or permanently impaired, we also consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2011, in connection with the process, we have charged to operations $0.8 million of investment losses. During 2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2011 and December 31, 2010, all of our securities are in good standing and not impaired, except as noted above.

The Company records the unrealized losses, net of estimated income taxes, that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”.

The following table summarizes, by type, our investments as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,217	28.75%	$28,196	23.02%
Obligations of states and political subdivisions	2,303	1.77%	2,963	2.42%
Corporate	63,268	48.87%	65,808	53.73%
International	1,523	1.18%	1,383	1.13%
	104,311	80.57%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	962	0.74%	818	0.67%
United States government obligations and authorities	6,166	4.76%	5,380	4.39%
	7,128	5.50%	6,198	5.06%
Total debt securities	111,439	86.07%	104,548	85.36%

Equity securities, at market:	18,028	13.93%	17,937	14.64%
Total investments	$129,467	100.00%	$122,485	100.00%

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt securities are carried on the balance sheet at market. At December 31, 2011 and 2010, debt securities had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	December 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$48,686	43.69%	$43,533	41.64%
AA	6,712	6.02%	8,995	8.60%
A	31,960	28.68%	39,079	37.38%
BBB	22,193	19.92%	11,125	10.64%
Not rated	1,888	1.69%	1,816	1.74%
	$111,439	100.00%	$104,548	100.00%

The following table summarizes, by maturity, the debt securities as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$8,328	7.47%	$13,267	12.69%
One year to five years	48,176	43.24%	50,149	47.96%
Five years to 10 years	37,380	33.54%	29,979	28.68%
More than 10 years	17,555	15.75%	11,153	10.67%
Total debt securities	$111,439	100.00%	$104,548	100.00%

At December 31, 2011, the weighted average maturity of the debt portfolio was approximately 7.5 years.

As of December 31, 2011 and December 31, 2010, we have classified $7.1 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements.

During 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

As of December 31, 2011 and December 31, 2010, Federated National maintained fully funded trust agreements that totaled $4.6 million in favor of two of its reinsurers.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2011 and 2010 respectively, the amount held in trust was $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $1.0 million, or 6.2%, to $15.2 million as of December 31, 2011, compared with $16.2 million as of December 31, 2010. The decrease in cash and short-term investments resulted from portfolio reallocation based on improving risk profiles; wherein we decided to increase our exposure to corporate bonds.  We evaluate our asset class allocation on an ongoing basis continually adjust based on economic and business risk.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $2.1 million, or 19.9%, to $8.3 million as of December 31, 2011, compared with $10.4 million as of December 31, 2010.  The change is due to $0.6 million of ceded premiums, net of payments to reinsurers, reduced by $2.7 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, remained unchanged at $5.6 million as of December 31, 2011, compared with $5.6 million as of December 31, 2010.

Our homeowners’ insurance premiums receivable increased $0.2 million, or 6.6%, to $3.7 million as of December 31, 2011, compared with $3.5 million as of December 31, 2010.

Our commercial general liability insurance premiums receivable decreased $0.2 million, or 15.2%, to $1.2 million as of December 31, 2011, compared with $1.4 million as of December 31, 2010.

Premiums receivable in connection with our automobile line of business remained unchanged at $0.8 million as of December 31, 2011, compared with $0.8 million as of December 31, 2010.

Our allowance for credit losses remained unchanged at $0.1 million as of December 31, 2011, compared with $0.1 million as of December 31, 2010.

	Years Ended December 31,
	2011	2010
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$68	$24
Additions charged to bad debt expense	115	135
Write-downs charged against the allowance	(110)	(91)
Allowance for credit losses at end of year	$73	$68

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $5.9 million, or 74.0%, to $2.1 million as of December 31, 2011, compared with $8.0 million as of December 31, 2010. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs

DPAC decreased $0.2 million, or 2.0%, to $7.7 million as of December 31, 2011, compared with $7.9 million as of December 31, 2010. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2011	2010
	(Dollars in Thousands)

Balance, beginning of year	$7,879	$8,267
Acquisition costs deferred	12,186	12,637
Amortization expense during year	(12,347)	(13,025)
Balance, end of year	$7,718	$7,879

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Income Taxes, Net

Deferred income taxes, net, increased $0.7 million, or 8.8%, to $8.6 million as of December 31, 2011, compared with $7.9 million as of December 31, 2010. Deferred income taxes, net, is comprised of approximately $12.1 million and $11.2 million of deferred tax assets, net of approximately $3.5 million and $3.3 million of deferred tax liabilities as of December 31, 2011 as of December 31, 2010. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to discounted unearned premiums, discount on advanced premiums and net operating losses carry forward.

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$2,385	$2,243
Unearned premiums	1,950	1,663
Discount on advance premiums	195	-
Allowance for credit losses	34	-
Allowance for impairments	317	-
Regulatory assessments	-	(69)
Unearned agent commissions (SNSIC)	-	8
Depreciation & amortization	317	393
Reserve for claims settlements	809	809
NOL Carryforward	5,696	5,702
Deferred gain on sale and leaseback	-	100
Stock option expense per ASC 718	410	379
Total deferred tax assets	12,113	11,228
Deferred tax liabilities:

Deferred acquisition costs, net	(2,905)	(2,965)
Allowance for credit losses	-	(44)
Discount on advance premiums	-	11
Regulatory assessments	(67)	-
Unrealized Gain on investment securities	(529)	(314)
Total deferred tax liabilities	(3,501)	(3,312)
Net deferred tax asset	$8,612	$7,916

Income Taxes Receivable

Income taxes receivable decreased $2.4 million, or 100.0%, to nothing as of December 31, 2011, compared with $2.4 million as of December 31, 2010. The change is due to the receipt of our prior year refund, net of our loss as discussed within “Results of Operations- Year Ended December 31, 2011 Compared with Year Ended December 31, 2010”.

The Company’s consolidated federal and state income tax returns for 2005-2010 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased $0.2 million, or 9.4%, to $2.1 million as of December 31, 2011, compared with $2.3 million as of December 31, 2010. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	As of December 31,
	2011	2010
	(Dollars in Thousands)

Accrued interest income receivable	$1,130	$1,089
Notes receivable	-	365
Deposits	185	133
Prepaid expenses	432	376
Other	347	347
Total	$2,094	$2,310

Unpaid Losses and LAE

Unpaid losses and LAE decreased $6.5 million, or 9.8%, to $60.0 million as of December 31, 2011, compared with $66.5 million as of December 31, 2010. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,795	$10,652	$19,447	$5,825	$16,847	$22,672
Commercial General Liability	4,225	27,717	31,942	8,230	27,819	36,049
Automobile	3,533	5,061	8,594	3,447	4,361	7,808
Total	$16,553	$43,430	$59,983	$17,502	$49,027	$66,529

Please see “Liability for Unpaid Losses and LAE” under “Item 1. Business” for a discussion of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $0.8 million, or 1.7%, to $47.9 million as of December 31, 2011, compared with $47.1 million as of December 31, 2010. The change was due to a $1.5 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood insurance premiums, a $0.6 million decrease in unearned commercial general liability premiums, and a $0.4 million decrease in unearned automobile insurance premiums. Generally, as is in this case, a increase in unearned premium directly relates to a increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.4 million, or 18.6%, to $2.8 million as of December 31, 2011, compared with $2.4 million as of December 31, 2010. Premium deposits are monies received on policies not yet in-force as of December 31, 2011.

Bank Overdraft

Bank overdraft increased $0.5 million, or 6.7%, to $7.9 million as of December 31, 2011, compared with $7.4 million as of December 31, 2010. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $0.9 million, or 44.4%, to $3.1 million as of December 31, 2011, compared with $2.2 million as of December 31, 2010.  The change from prior year includes increases of $0.2 million for  premium taxes payable and $0.1 million for homeowners’ commission payable, as well as the impact of the timing of payments with our trade vendors.

Results of Operations
Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $1.9 million, or 1.9%, to $98.3 million for 2011, compared with $96.4 million for 2010. The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Years Ended December 31,
	2011		2010
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$80,402	81.82%	$76,844	79.70%
Commercial General Liability	10,125	10.30%	11,894	12.34%
Federal Flood	4,468	4.55%	3,951	4.10%
Automobile	3,274	3.33%	3,721	3.86%
Gross written premiums	$98,269	100.00%	$96,410	100.00%

The increase in the sale of homeowners’ policies by $3.6 million, or 4.6%, to $80.4 million in 2011, compared with $76.8 million in 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2011, 63.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $31.5 million (a 28.6% reduction of in-force premium), while 60.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.3 million, (a 26.0 % reduction of in-force premium), as of December 31, 2010.

During 2011 and 2010, the change to the cumulative wind mitigation credits afforded our policyholders totaled $4.2 million and ($0.3) million, respectively.

These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 28.6% of the pre-credit premium, or $31.5 million, as of December 31, 2011, as compared with 26.0% of the pre-credit premium, or $27.3 million, as of December 31, 2010.

Our in-force homeowners’ policies increased by approximately 700, or approximately 2.0%, to approximately 43,800 as of December 31, 2011, as compared with approximately 43,100 as of December 31, 2010.

We received approval from the Florida OIR in 2009 and 2010 for a premium rate increases for our voluntary homeowners’ program within the State of Florida. These premium rate increases averaged approximately 19% in 2009 and 20.2% in 2010 and were implemented for policies with effective dates as soon as permitted following approval. In addition, in 2010 we received approval from the Florida OIR for a premium rate increase of approximately 15% for homeowners policies assumed from Citizens Property Insurance Corporation ("Citizens") in Florida beginning July 2010.  In February 2012, we received approval from the Florida OIR of a 14.1% rate increase. That rate increase, together with our 2011 rate increases for our voluntary property book of homeowners’ business, averaging 20.2% statewide, and our assumed property book of homeowners’ business, averaging 13.9% statewide, are expected to gain momentum and accrete throughout 2012.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our earnings can also be impacted by our ratings, such as the rating of Federated National by Demotech, Inc. (“Demotech”). Federated National’s rating as of December 31, 2011 was "A" ("Exceptional"). For more information regarding our rating and the impact of a change or withdrawal of our rating, please see “Business-Regulation-Industry Rating Services.”

The Company’s sale of commercial general liability policies decreased by $1.8 million to $10.1 million for 2011, compared with $11.9 million for 2010. The primary factor for this decrease has been improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$57	0.56%	$46	0.39%
Arkansas	-	0.00%	1	0.01%
California	8	0.08%	34	0.29%
Florida	8,606	84.99%	9,972	83.85%
Georgia	-	0.00%	68	0.57%
Kentucky	-	0.00%	-	0.00%
Louisiana	916	9.05%	1,094	9.19%
Maryland	-	0.00%	9	0.07%
Oklahoma	2	0.02%	-	0.00%
South Carolina	2	0.02%	1	0.01%
Texas	534	5.28%	665	5.59%
Virginia	-	0.00%	4	0.03%
Total	$10,125	100.00%	$11,894	100.00%

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of auto insurance policies decreased to $3.3 million for 2011, compared with $3.7 million 2010. The Company’s sale of auto insurance included only renewal policies in 2011 , and new and renewal policies in 2010.

Gross Premiums Ceded

Gross premiums ceded decreased to $46.3 million for 2011, compared with $53.0 million for 2010. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $40.3 million, $4.5 million and $1.5 million for 2011. Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $46.9 million, $0.2 million, $4.0 million and $1.9 million for 2010.

The decrease to gross premiums ceded relating to our homeowners’ program is primarily due to the reduced cost of reinsurance purchased from the Florida Hurricane Catastrophe Fund ("FHCF"). The ceded relating to our automobile program is associated with our arrangement to write nonstandard private passenger automobile insurance through a reputable managing general agent familiar with the Georgia market. A quota share treaty cedes 100% of the risk and fully collateralizes for unearned premium and unpaid loss and LAE.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $2.7 million in 2011, compared with a $2.1 million decrease in 2010. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $0.8 million for 2011, compared with a $3.7 million decrease for 2010. The 2011 charge to written premium was due to a $1.5 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood premiums, a $0.4 million decrease in unearned automobile premiums and a $0.6 million decrease in unearned commercial general liability premiums during 2011. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $3.4 million, or 7.7%, to $48.5 million for 2011, compared with $45.1 million for 2010. The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$35,785	73.75%	$30,040	66.67%
Commercial General Liability	10,632	21.91%	13,302	29.52%
Automobile	2,106	4.34%	1,718	3.81%
Net premiums earned	$48,523	100.00%	$45,060	100.00%

The $5.7 million increase in homeowners’ net premiums earned is due to a $3.6 million increase in gross written premium as discussed, a $6.5 million decrease in gross premiums ceded and a $4.4 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $2.7 million decrease in commercial general liability net premiums earned is a result of a $1.8 million decrease in gross written premium, reflecting the impact our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.2 million decrease in gross premiums ceded and a $1.1 million decrease in the net change to unearned premium.

The $0.4 million increase in automobile net premiums earned is a result of a $0.4 million decrease in gross written premium as discussed, a $0.3 million decrease in gross premiums ceded and a $0.5 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income decreased $0.4 million, or 28.4%, to $1.0 million for 2011, compared with $1.4 million for 2010. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Net Investment Income

Net investment income increased $0.4 million, or 9.5%, to $4.1 million for 2011, compared with $3.7 million for 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.1%, respectively, for 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.7%, respectively, for 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.1% and 3.4%, respectively, for 2011.  The primary reason for our lower investment yield in 2011 was the Company harvested gains that were a result of the Federal Reserve's activity in the bond market, which pushed up bond prices and lowered yields.  Hence the proceeds from recognizing the gains were reinvested at yields that were lower than what was sold. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.4% and 3.7%, respectively, for 2010.

See also “Analysis of Financial Condition As of December 31, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains

Net realized investment gains were $2.7 million for 2011, compared with net realized investment gains of $6.8 million for 2010.  Specifically, net realized losses for equity securities were $0.3 million for 2011, compared with $1.7 million net realized gains for 2010. For debt securities, net realized gains were nearly $3.0 million for 2011, compared with net realized gains of $4.0 million for 2010. During 2011, the Company, because of the actions taken by the Federal Reserve to maintain a low interest rate environment, realized significant gains in the fixed income portfolio. During 2010, the Company had an overweight in corporate bonds that performed well and sold these bonds to lock in gains and bolster the surplus of our insurance companies.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During 2011, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations, realized investment losses of $0.8 million. The charges relate to common stock held in diverse industries; during 2010, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category during 2011 and 2010.

	Years Ended December 31,
	2011	2010
	(Dollars in Thousands)
Realized gains:
Debt securities	$3,569	$4,484
Equity securities	1,240	4,228
Total realized gains	4,809	8,712

Realized losses:
Debt securities	(595)	(209)
Equity securities	(1,489)	(1,726)
Total realized losses	(2,084)	(1,935)
Net realized gains on investments	$2,725	$6,777

Other Income

Other income increased $0.8 million, or 100.0%, to $1.6 million for 2011, compared with $0.8 million for 2010. The major components of other income for  2011 include $1.1 million from the reconciliation of outstanding checks in connection with our accounting for unclaimed property and $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property. The major components of other income for 2010 included approximately $0.5 million in partial recognition of our gain on the sale of our Lauderdale Lakes property and $0.3 million in recognition of our gain on the sale of a vacant retail property.

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

Losses and LAE decreased by $9.2 million, or 22.9%, to $30.9 million for 2011, compared with $40.1 million for 2010. The overall change includes a $7.0 million decrease in our homeowners’ program due to favorable experience based in part on enhanced underwriting and claim processing techniques. The overall change also includes a $2.8 million decrease in our commercial general liability program and a $0.6 million increase in connection with our automobile program.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2011			December 31, 2010
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,795	$10,652	$19,447	$5,825	$16,847	$22,672
Commercial General Liability	4,225	27,717	31,942	8,230	27,819	36,049
Automobile	3,533	5,061	8,594	3,447	4,361	7,808
Total	$16,553	$43,430	$59,983	$17,502	$49,027	$66,529

Please see “Liability for Unpaid Losses and LAE” under “Item 1 Business” for a discussion of the factors that affect unpaid losses and LAE.

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $6.5 million during 2011. This overall change includes a $3.2 million decrease in reserves for our homeowners’ program, a $4.1 million decrease in reserves for our commercial general liability program and a $0.8 million increase in reserves for our automobile program. The decreases are due to favorable experience based in part on enhanced underwriting and claim processing techniques.

Our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2011 was 63.7% compared with 89.0% for the same period in 2010. The favorable decrease to our loss ratio is due to the $9.2 million decrease in losses and LAE measured against the $3.5 million increase in net premium earned during 2011 as compared with the same period in 2010.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2011	2010
Homeowners'	57.79%	92.06%
Commercial General Liability	60.11%	69.39%
Automobile	181.63%	186.30%
All lines	63.67%	88.96%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.9 million, or 8.5%, to $9.9 million for 2011, compared with $10.8 million for 2010. The decreases include $0.4 million in surveys and underwriting reports, $0.3 million in actuarial fees and $0.2 million in insurance expense.

Salaries and Wages

Salaries and wages decreased $0.6 million, or 7.1%, to $8.0 million for 2011, compared with $8.6 million for 2010. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $0.2 million during 2011, compared with approximately $0.4 million for 2010.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.7 million, or 5.2%, to $12.3 million for 2011, compared with $13.0 million for 2010.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Tax Benefit

The provision for income tax benefit was $0.6 million for 2011, compared with a $4.0 million for 2010. The effective rate for income taxes was 57.0% for 2011, compared with 33.1% for  2010. The 57.0% effective rate reflects the true-up of the 2010  tax return permanent differences.

Net Loss

As a result of the foregoing, the Company’s net loss for 2011was $0.4 million, compared with $8.0 million for 2010.

Results of Operations
Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written decreased $8.0 million, or 7.6%, to $96.4 million for 2010, compared with $104.4 million for 2009. The following table denotes gross premiums written by major product line. This decrease reflected primarily a decrease in the sale of homeowners’ and commercial general liability policies.

	Years Ended December 31,
	2010		2009
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$76,844	79.70%	$84,705	81.15%
Commercial General Liability	11,894	12.34%	15,279	14.64%
Federal Flood	3,951	4.10%	3,559	3.41%
Automobile	3,721	3.86%	836	0.80%
Gross written premiums	$96,410	100.00%	$104,379	100.00%

The decrease in the sale of homeowners’ policies by $7.9 million, or 9.3%, to $76.8 million in 2010, compared with $84.7 million in 2009, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2010, 60.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.3 million (a 26.0% reduction of in-force premium), while 56.8% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.6 million, (a 24.2 % reduction of in-force premium), as of December 31, 2009.

During 2010 and 2009, the change to the cumulative wind mitigation credits afforded our policyholders totaled ($0.3) million and $9.8 million, respectively.

These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 26.0% of the pre-credit premium, or $27.3 million, as of December 31, 2010, as compared with 24.2% of the pre-credit premium, or $27.6 million, as of December 31, 2009.

As a result of our expanded underwriting criteria, our in-force homeowners’ policies decreased by approximately 9,500, or approximately 18.0%, to approximately 43,100 as of December 31, 2010, as compared with approximately 52,600 as of December 31, 2009.

We received approval from the Florida OIR in 2009 and 2010 for a premium rate increases for our voluntary homeowners’ program within the State of Florida. These premium rate increases averaged approximately 19% in 2009 and 20.2% in 2010 and were implemented for policies with effective dates as soon as permitted following approval.

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

Please see “Liability for Unpaid Losses and LAE” under “Item 1. Business” for a discussion of the factors that affect unpaid losses and LAE.

Based on our review as discussed above, reserves were decreased by approximately $4.1 million in 2010. This overall change includes a $5.3 million decrease in our homeowners’ program and a $1.2 million decrease in our commercial general liability program; these decreases are due to favorable experience in these markets based in part on enhanced underwriting and claim processing techniques. The overall decrease also includes a $2.4 million increase in connection with our re-launched automobile program which has experienced adverse development in its initial phase.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our loss ratio, which is computed as losses and LAE divided by net premiums earned, in 2010 was 89.0% compared with 91.1% for the same period in 2009.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2010	2009
Homeowners'	92.06%	89.62%
Commercial General Liability	69.39%	81.30%
Automobile	186.30%	629.37%
All lines	88.96%	91.10%

For further discussion, see Footnote 6 to the Consolidated Financial Statements included under Part II, Item 8, of this Report.

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2011 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2012	2013	2014	2015	Thereafter
Unpaid Losses and LAE	$59,983	$35,606	$14,342	$6,598	$2,303	$1,134
Operating leases	1,197	130	229	236	243	359
Total	$61,180	$35,736	$14,571	$6,834	$2,546	$1,493

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

In 2011, our primary sources of capital included proceeds from the sale of investment securities, decreased reinsurance recoverable, net, decreased income taxes recoverable, decreased prepaid reinsurance premiums, amortization of investment premium discount, net, increased accounts payable and accrued expenses, increased unearned premiums and increased bank overdraft. Also contributing to our liquidity was increased premium deposits and customer credit balances, non-cash compensation, depreciation and amortization, decreased policy acquisition costs, net of amortization and increased income taxes payable. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

In 2011, net cash provided by operating activities was $4.2 million. In 2010 and 2009, net cash used by operating activities was $6.5 million and $11.6 million, respectively.

In 2011, operations generated $15.1 million of gross cash flow, due to a $6.0 million decrease in reinsurance recoverable, a $2.4 million decrease in income taxes recoverable, a $2.1 million decrease in prepaid reinsurance premiums, $1.3 million of amortization of investment discount, net, a $1.0 million increase in accounts payable and accrued expenses, a $0.8 million increase in unearned premiums, a $0.5 million increase in bank overdraft, a $0.4 million increase in premium deposits and customer credit balances, $0.3 million of non-cash compensation, $0.2 million of depreciation and amortization and a $0.1 million decrease in policy acquisition costs, net of amortization.

In 2011, operations used $10.9 million of gross cash flow primarily due to a $6.5 million decrease in unpaid losses and LAE, $2.7 million of net realized investment gains, a $0.9 million increase in deferred income tax expense, a $0.3 million increase in various other assets and a less than $0.1 million decrease in the provision for uncollectible premiums receivable, all in conjunction with a net loss of $0.4 million.

In 2011, 2010 and 2009, net cash used by investing activities was $5.2 million, $5.1 million and $82.7 million. Our available for sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2011, investing activities generated $108.3 million and used $113.5 million.

In 2011, net cash provided by financing activities was less than $0.1 million. In 2010 and 2009, net cash used by financing activities was $0.4 million and $2.0 million, respectively. In 2011, the source of cash in connection with financing activities was a tax benefit related to non-cash compensation.

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

Federated National’s statutory capital surplus as of December 31, 2011 was approximately $39.3 million and its statutory net income in 2011 was $0.8 million.

Federated National’s and American Vehicle’s statutory capital surplus as of December 31, 2010 were approximately $18.7 million and $22.0 million, respectively, and their statutory net losses in 2010 were $12.0 million and $1.6 million, respectively.

As of December 31, 2011, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPACT OF INFLATION AND CHANGING PRICES

   The consolidated financial statements and related data presented in this Annual Report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE.

           Insurance premiums are established before we know the amount of losses and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation may also affect the market value of our investment portfolio and the investment rate of return. Any future economic changes that result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred losses and LAE and thereby materially adversely affect future liability requirements.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2011
	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$11,144	$11,660	$12,892	$12,827
Other revenue	1,982	2,516	3,302	3,840
Total revenue	13,126	14,176	16,194	16,667

Expenses:
Losses and LAE	8,447	7,818	7,852	6,779
Other expenses	7,852	7,474	7,800	7,141
Total expenses	16,299	15,292	15,652	13,920

(Loss) income before provision for income tax (benefit) expense	(3,173)	(1,116)	542	2,747
Provision for income tax (benefit) expense	(1,166)	(311)	114	793

Net (loss) income	$(2,007)	$(805)	$428	$1,954

Basic net (loss) income per share	$(0.25)	$(0.10)	$0.05	$0.25

Fully diluted net (loss) income per share	$(0.25)	$(0.10)	$0.05	$0.25

Weighted average number of common shares outstanding	7,946	7,946	7,946	7,946

Weighted average number of common shares outstanding (assuming dilution)	7,946	7,946	7,946	7,946

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

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2011 and 2010, we had  no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2011, approximately 88% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments as of December 31, 2011 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2012	2013	2014	2015	2016	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$2,000	$1,798	$863	$-	$1,735	$12,503	$18,899	$21,206
Obligations of states and political subdivisions	300	350	-	-	-	1,505	2,155	2,303
Corporate securities	5,755	2,308	6,567	4,061	6,685	29,655	55,031	61,011
International securities	-	182	-	-	247	974	1,403	1,524
Collateralized mortgage obligations	154	1,252	13,763	4,731	2,467	1,499	23,866	25,395
Equity securities, at market	-	-	-	-	-	-	-	18,028
All investments	$8,209	$5,890	$21,193	$8,792	$11,134	$46,136	$101,354	$129,467

Weighted average interest rate by expected maturity:
United States government obligations and authorities	4.38%	3.31%	1.21%	0.00%	1.64%	3.48%	3.75%
Obligations of states and political subdivisions	5.50%	2.04%	0.00%	0.00%	0.00%	4.87%	5.26%
Corporate securities	3.64%	3.46%	5.46%	4.30%	3.84%	6.05%	5.60%
International securities	0.00%	2.25%	0.00%	0.00%	2.38%	4.85%	4.08%
Collateralized mortgage obligations	4.50%	4.89%	4.78%	4.53%	5.50%	4.41%	4.81%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.90%	3.60%	4.85%	4.42%	3.83%	5.24%	5.04%

21st Century Holding Company

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets
as of December 31, 2011 and 2010	65
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010 and 2009	66
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss
For the years ended December 31, 2011, 2010 and 2009	67
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009	68
Notes to Consolidated Financial Statements	70

21st Century Holding Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 21st Century Holding Company

We have audited the accompanying consolidated balance sheets of 21st Century Holding Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. 21st Century Holding Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 21st Century Holding Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

De Meo Young McGrath

Boca Raton, FL

March 30, 2012

21st Century Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	Period Ending
	December 31, 2011	December 31, 2010
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$104,311	$98,350
Debt maturities, held to maturity, at amortized cost	7,128	6,198
Equity securities, available for sale, at fair value	18,028	17,937

Total investments	129,467	122,485

Cash and short term investments	15,205	16,206
Prepaid reinsurance premiums	8,339	10,416
Premiums receivable, net of allowance for credit losses of $73 and $68, respectively	5,616	5,639
Reinsurance recoverable, net	2,087	8,038
Deferred policy acquisition costs	7,718	7,879
Deferred income taxes, net	8,612	7,916
Income taxes receivable	-	2,393
Property, plant and equipment, net	842	767
Other assets	2,094	2,310

Total assets	$179,980	$184,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$59,983	$66,529
Unearned premiums	47,933	47,136
Premiums deposits and customer credit balances	2,804	2,364
Bank overdraft	7,930	7,430
Income taxes payable	77	-
Deferred gain from sale of property	-	506
Accounts payable and accrued expenses	3,109	2,153

Total liabilities	121,836	126,118

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,946,384, respectively.
	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	50,940	50,654
Accumulated other comprehensive income	877	520
Retained earnings	6,248	6,678
Total shareholders' equity	58,144	57,931
Total liabilities and shareholders' equity	$179,980	$184,049

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Twelve Months Ended December 31,
	2011	2010	2009
	(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$98,269	$96,410	$104,379
Gross premiums ceded	(46,293)	(52,963)	(56,217)

Net premiums written	51,976	43,447	48,162

(Decrease) Increase in prepaid reinsurance premiums	(2,656)	(2,108)	10,163
(Increase) Decrease in unearned premiums	(797)	3,721	(10,349)

Net change in prepaid reinsurance premiums and unearned premiums	(3,453)	1,613	(186)

Net premiums earned	48,523	45,060	47,976
Commission income	994	1,388	1,362
Finance revenue	518	395	294
Managing general agent fees	1,583	1,609	1,620
Net investment income	4,079	3,726	3,397
Net realized investment gains	2,725	6,777	1,117
Regulatory assessments recovered	109	857	2,333
Other income	1,632	792	755

Total revenue	60,163	60,604	58,854

Expenses:
Losses and LAE	30,896	40,088	43,706
Operating and underwriting expenses	9,916	10,835	9,681
Salaries and wages	8,004	8,611	7,930
Policy acquisition costs - amortization	12,347	13,025	13,747

Total expenses	61,163	72,559	75,064

Loss before provision for income tax benefit	(1,000)	(11,955)	(16,210)
Provision for income tax benefit	(570)	(3,959)	(5,921)

Net loss	$(430)	$(7,996)	$(10,289)

Net loss per share - basic	$(0.05)	$(1.01)	$(1.29)

Net loss per share - diluted	$(0.05)	$(1.01)	$(1.29)

Weighted average number of common shares outstanding - basic	7,946,384	7,946,384	8,002,365

Weighted average number of common shares outstanding - diluted	7,946,384	7,946,384	8,002,365

Dividends paid per share	$-	$0.06	$0.36

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

				Accumulated
			Additional	Other		Total
	Comprehensive	Common	Paid-in	Comprehensive	Retained	Shareholder's
	Loss	Stock	Capital	Deficit	Earnings	Equity
	(Dollars in Thousands)

Balance as of December 31, 2008		$80	$49,980	$(1,189)	$27,360	$76,231

Net loss	$(10,289)				(10,289)	(10,289)
Cash dividends					(1,920)	(1,920)
Treasury stock acquired		(1)	(288)			(289)
Stock options exercised
Shares based compensation			493			493
Net unrealized change in investments, net of tax effect of $1939	3,214			3,214		3,214
Comprehensive loss	$(7,075)

Balance as of December 31, 2009		$79	$50,185	$2,025	$15,151	$67,440

Net loss	$(7,996)				(7,996)	(7,996)
Cash dividends					(477)	(477)
Treasury stock acquired
Shares based compensation			469			469
Net unrealized change in investments, net of tax effect of $909	(1,505)			(1,505)		(1,505)
Comprehensive loss	$(9,501)

Balance as of December 31, 2010		$79	$50,654	$520	$6,678	$57,931

Net loss	$(430)				(430)	(430)
Cash dividends
Treasury stock acquired
Shares based compensation			286			286
Net unrealized change in investments,net of tax effect of $215	357			357		357
Comprehensive loss	$(73)

Balance as of December 31, 2011		$79	$50,940	$877	$6,248	$58,144

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(430)	$(7,996)	$(10,289)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of investment premium discount, net	1,249	1,039	642
Depreciation and amortization of property plant and equipment, net	168	221	188
Net realized investment gains	(2,725)	(6,777)	(1,117)
Provision for credit losses, net	18	23	30
(Recovery) provision for uncollectible premiums receivable	(5)	(44)	97
Non-cash compensation	263	431	333
Changes in operating assets and liabilities:
Premiums receivable	29	4,716	(7,055)
Prepaid reinsurance premiums	2,076	(96)	(4,783)
Reinsurance recoverable, net	5,951	7,264	1,578
Income taxes recoverable	2,393	4,676	(4,794)
Deferred income tax expense, net of other comprehensive income	(912)	(2,332)	1,916
Policy acquisition costs, net of amortization	161	388	(1,709)
Other assets	(308)	837	(1,710)
Unpaid losses and LAE	(6,547)	(4,081)	5,835
Unearned premiums	797	(3,721)	10,343
Premium deposits and customer credit balances	441	234	429
Income taxes payable	77	-	-
Bank overdraft	498	(821)	(442)
Accounts payable and accrued expenses	956	(440)	(1,106)
Net cash provided (used) by operating activities	4,150	(6,479)	(11,614)
Cash flow used by investing activities:
Proceeds from sale of investment securities	108,318	149,025	59,227
Purchases of investment securities available for sale	(113,251)	(153,969)	(141,753)
Purchases of property and equipment	(243)	(130)	(193)
Net cash used by investing activities	(5,176)	(5,074)	(82,719)
Cash flow provided (used) by financing activities:
Dividends paid	-	(477)	(1,920)
Acquisition of common Stock	-	-	(288)
Tax benefit related to non-cash compensation	25	39	160
Net cash provided (used) by financing activities	25	(438)	(2,048)
Net decrease in cash and short term investments	(1,001)	(11,991)	(96,380)
Cash and short term investments at beginning of period	16,206	28,197	124,577
Cash and short term investments at end of period	$15,205	$16,206	$28,197

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	For the Years Ended December 31,
(continued)	2011	2010	2009
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$178
Non-cash investing and finance activities:
Accrued dividends payable	$-	$-	$477

See accompanying notes to consolidated financial statements.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(1) ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

21st Century is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners, commercial general liability, personal and commercial automobile, personal umbrella, fire, allied lines, workers’ compensation and commercial inland marine insurance in Florida and various other states. We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, Federated National and other insurance carriers. Federated National is the resulting entity following the merger of Federated National with and into our other wholly owned subsidiary, American Vehicle in January 2011.In connection with this merger, the Company, Federated National and American Vehicle entered into the Consent Order with the Florida OIR. See "Footnote 8 – Regulatory Requirements and Restrictions”. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

The insurable events during 2011, 2010 and 2009 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2011, 2010 and 2009 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

A non-admitted carrier is allowed to do business in that state and is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Sometimes, non-admitted carriers are referred to as “excess and surplus” lines carriers. Non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2010, 79.7%, 12.3%, 4.1% and 3.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed in “Footnote 8 - Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

The homeowner policy provides Assurance MGA the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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
December 31, 2011

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

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2011, all reinsurance recoverables are considered current and deemed collectable.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

(m) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses and finance contracts. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used. Additionally, our credit risk in connection with our reinsurers is frequently mitigated by the establishment of irrevocable clean letters of credit in favor of Federated National.

(n) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-12:  Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The guidance defers certain provisions contained in ASU No. 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This ASU is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05: Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08: Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles-Goodwill and Other. The guidance in this ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on our financial condition, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29:  Business Combinations (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force.  The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this update did not have a material impact on the Company’s financial statements.

In October 2010, the FASB issued ASU No. 2010-26: Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, a consensus of FASB Emerging Issues Task Force.  The amendments in this update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update specify that the costs must be based on successful efforts (that is, acquiring a new or renewal contract).  The amendments also specify that advertising costs should be included as deferred acquisition costs under certain circumstances.  The amendments in this update are effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2011.  The amendments in this update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09:  Amendments to Certain Recognition and Disclosure Requirements, an amendment to Topic 855 Subsequent Events, to address potentially conflicting interactions of the requirements in this Topic with the SEC’s reporting requirements. This update amends Topic 855 as follows: i) an entity that either is a SEC filer or a conduit bond obligor is required to evaluate subsequent events through the date that the financial statements are issued, if the entity does not meet either of these criteria then it should evaluate subsequent events through the date the financial statements are available to be issued; and ii) an SEC filer is not required to disclose the date through which subsequent events have been evaluated. All amendments in this ASU are effective upon issuance of this ASU, except for the use of the issued date for conduit debt obligors which effective date is for interim and annual periods ending after June 15, 2010. The Company’s subsequent events disclosure reflects the new guidance.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission ("SEC") did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

•
We have exhausted the reinsurance coverage available for Hurricane Wilma and if any claims exceed this coverage amount, it could adversely impact our business, results of operations and/or financial condition.

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
December 31, 2011

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
December 31, 2011

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

(q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2011 and 2010. Changes in interest rates subsequent to December 31, 2011 may affect the fair value of our investments. Refer to Footnote 21 of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2011 and 2010 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r) STOCK OPTION PLANS

During the year ended December 31, 2011, the Company had two stock-based employee compensation plans, which are described later in Footnote 14, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2011, 2010 and 2009 include:

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB issued guidance, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of FASB issued guidance. Results for prior periods have not been restated, as they are not required to be by the pronouncement.

(s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $1,000 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2011.

(t) RECLASSIFICATIONS

Certain 2010 and 2009 financial statement amounts have been reclassified to conform to the 2011 presentations.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

Total Investments increased $7.0 million, or 5.7%, to $129.5 million as of December 31, 2011, compared with $122.5 million as of December 31, 2010.

The debt and equity securities that are available for sale and carried at fair value represent 94% of total investments as of December 31, 2011, compared with 95% as of December 31, 2010.

We did not hold any trading investment securities during 2011.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s and Moody’s, as well as information released via the general media channels. During 2011, in connection with this process, we charged to operations $0.8 million of investment losses. During  2010, in connection with this process, we have not charged any net realized investment loss to operations.

As of December 31, 2011 and December 31, 2010, respectively, all of our securities are in good standing and not impaired, except as noted above, as defined by FASB-issued guidance.

As of December 31, 2011 and 2010, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds. As of December 31, 2010, 72% of our debt portfolio was in diverse industries and 28% was in United States government bonds.  As of December 31, 2010, approximately 77% of our equity holdings were in equities related to diverse industries and 23% were in mutual funds.

As of December 31, 2011 and December 31, 2010, we have classified $7.1 million and $6.2 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements.

During 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During 2010, we re-classified $3.1 million of amortized cost to held-to-maturity from available-for-sale to fund trust agreements.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2011 and 2010 respectively, the amount held in trust was $1.0 million.

(a) DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,217	28.75%	$28,196	23.02%
Obligations of states and political subdivisions	2,303	1.77%	2,963	2.42%
Corporate	63,268	48.87%	65,808	53.73%
International	1,523	1.18%	1,383	1.13%
	104,311	80.57%	98,350	80.30%
Debt securities, at amortized cost:
Corporate	962	0.74%	818	0.67%
United States government obligations and authorities	6,166	4.76%	5,380	4.39%
	7,128	5.50%	6,198	5.06%
Total debt securities	111,439	86.07%	104,548	85.36%

Equity securities, at market:	18,028	13.93%	17,937	14.64%
Total investments	$129,467	100.00%	$122,485	100.00%

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011		2010
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$3,569	$66,680	$4,484	$98,318
Equity securities	1,240	8,305	4,228	27,898
Total realized gains	4,809	74,985	8,712	126,216

Debt securities	(595)	18,086	(209)	12,295
Equity securities	(1,489)	3,510	(1,726)	8,715
Total realized losses	(2,084)	21,596	(1,935)	21,010

Net realized gains on investments	$2,725	$96,581	$6,777	$147,226

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2011 and 2010 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
December 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,558	$686	$27	$37,217
Obligations of states and political subdivisions	2,165	138	-	2,303
Corporate	61,724	1,934	390	63,268
International	1,519	9	5	1,523
	$101,966	$2,767	$422	$104,311

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,166	$249	$-	$6,415
Corporate	962	39	1	1,000
	$7,128	$288	$1	$7,415

Equity securities - common stocks	$18,966	$1,057	$1,995	$18,028

December 31, 2010
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$28,389	$191	$384	$28,196
Obligations of states and political subdivisions	2,920	49	6	2,963
Corporate	65,540	850	581	65,809
International	1,358	25	1	1,382
	$98,207	$1,115	$972	$98,350

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,381	$212	$20	$5,573
Corporate	818	1	3	816
	$6,199	$213	$23	$6,389

Equity securities - common stocks	$17,245	$1,425	$733	$17,937

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(27)	$(27)	$-
Obligations of states and political subdivisions	-	-	-
Corporate	(390)	(390)	-
International	(4)	(4)	-
	(421)	(421)	-
Equity securities:
Common stocks	(1,996)	(1,620)	(376)

Total debt and equity securities	$(2,417)	$(2,041)	$(376)

Below is a summary of debt securities at December 31, 2011 and 2010 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$8,284	$8,376	$13,231	$13,268
Due after one through five years	47,294	48,314	49,982	50,360
Due after five through ten years	36,525	37,448	30,066	29,971
Due after ten years	16,991	17,588	11,127	11,140

Total	$109,094	$111,726	$104,406	$104,739

United States Treasury notes with a book value of $2,004,527 and $64,438, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of December 31, 2011, as required by law for Federated National, and are included with other investments held until maturity.

United States Treasury notes with a book value of $1,036,000 and $1,041,000, both maturing in 2012, were on deposit with the Florida OIR as of December 31, 2010, as required by law for American Vehicle and Federated National respectively, and are included with other investments held until maturity.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Interest on debt securities	$3,682	$3,224	$2,718
Dividends on equity securities	394	491	466
Interest on cash and cash equivalents	3	11	213

Total investment income	$4,079	$3,726	$3,397

Net realized gains	$2,725	$6,777	$1,117

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities in 2011, 2010 and 2009 were approximately $108.3 million, $149.0 million and $59.2 million, respectively.

A summary of net realized investment gains and increases in net unrealized gains follows.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$2,974	$4,275	$(340)
Equity securities	(249)	2,502	1,457

Total	$2,725	$6,777	$1,117

Net unrealized gains (losses)
Debt securities	$2,345	$143	$2,122
Equity securities	(939)	692	1,128

Total	$1,406	$835	$3,250

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2011	2010
	(Dollars in Thousands)

Building and improvements	$254	$254
Furniture and fixtures	4,092	3,703
Property, plant and equipment, gross	4,346	3,957
Accumulated depreciation	(3,504)	(3,190)
Property, plant and equipment, net	$842	$767

Depreciation of property, plant, and equipment was $167,753, $221,494 and $188,424 during 2011, 2010 and 2009, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(5) REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the excess of loss reinsurance treaties on the financial statements is as follows.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Premium written
Direct and Assumed	$98,269	$96,410	$104,379
Ceded	(46,293)	(52,963)	(56,217)
	$51,976	$43,447	$48,162
Premiums earned
Direct and Assumed	$97,473	$100,131	$94,030
Ceded	(48,950)	(55,071)	(46,054)
	$48,523	$45,060	$47,976
Losses and LAE incurred
Direct and Assumed	$33,055	$42,723	$54,204
Ceded	(2,159)	(2,635)	(10,498)
	$30,896	$40,088	$43,706

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct and Assumed	$59,983	$66,529
Ceded	(2,088)	(6,810)

	$57,895	$59,719

Unearned premiums
Direct and Assumed	$47,933	$47,136
Ceded	(22,024)	(24,680)

	$25,909	$22,456

The Company holds collateral under related reinsurance agreements in the form of fully funded trust agreements totaling $4.6 million that can be drawn on for amounts that remain unpaid for more than 120 days.

The impact of the quota-share reinsurance treaties on the financial statements is as follows.

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance (payable) recoverable on paid losses and LAE	(23)	$1
Unpaid losses and LAE	$113	38
	$90	$39

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(6) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Balance at January 1	$66,529	$70,610	$64,775
Less reinsurance recoverables	(6,810)	(11,594)	(12,713)
Net balance at January 1	$59,719	$59,016	$52,062

Incurred related to
Current year	$31,893	$37,288	$41,988
Prior years	(997)	2,800	1,718
Total incurred	$30,896	$40,088	$43,706

Paid related to
Current year	$13,672	$15,077	$18,478
Prior years	19,048	24,308	18,274
Total paid	$32,720	$39,385	$36,752

Net balance at year-end	$57,895	$59,719	$59,016
Plus reinsurance recoverables	2,088	6,810	11,595
Balance at year-end	$59,983	$66,529	$70,611

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.0 million for the year ended December 31, 2011, compared with the increase of $2.8 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively.

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

For the year ended December 31, 2011, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $51.5 million to a high of $65.2 million, with a best estimate of $55.4 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $55.6 million, and on a GAAP consolidated basis at $60.0 million which when netted with our $2.1 million reinsurance recoverable totals $57.9 million. The Company’s point estimate for its reserves as of December 31, 2011 is 0.3% above our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

We apply the following general methods in projecting loss and LAE reserves:

•	Paid and Incurred Loss Development Method

•	Paid and Incurred Bornhuetter-Ferguson Incurred Method

•	Frequency / Severity Method

Description of ultimate loss estimation methods

The estimated Ultimate Loss and Defense & Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2011. The analysis relies primarily on four actuarial methods: Incurred Loss & DCCE Development Method, Paid Loss & DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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
December 31, 2011

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2011). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under SAP even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid losses & DCCE, resulting in total unpaid losses and LAE.

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

Frequency / Severity Method – This method separately estimates the two components of ultimate losses (the frequency, or number of claims and the severity, or cost per claim) and then combines the resulting estimates in a multiplicative fashion to estimate ultimate losses. The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately than in the total losses.

We developed reported claim counts to ultimate levels using the development approach. The mechanics of this approach are the same as we described previously for paid and incurred losses. The validity of the results of this method depends on the stability of claim reporting and settlement rates. Then we developed accident year incurred severities (incurred losses divided by reported claim counts) to ultimate levels using the development approach.

We trended these severities to accident year 2011 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2011.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

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

Interim – During 2011 our interim approach was very similar to the annual process noted above.

A number of other actuarial assumptions are generally made in the review of reserves for each class of business.

•
For each class of business, expected ultimate loss ratios for each accident year are estimated based on loss reserve development patterns. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio.

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2011 premised on future emergence inconsistent with historical loss reserve development patterns.

(7) INCOME TAXES

A summary of the provision for income tax benefit is as follows.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Federal
Current	$310	$(1,701)	$(7,906)
Deferred	(490)	(1,928)	2,358
Provision for Federal income tax benefit	(180)	(3,629)	(5,548)
State
Current	-	-	-
Deferred	(390)	(330)	(373)
Provision for state income tax benefit	(390)	(330)	(373)
Provision for income tax benefit	$(570)	$(3,959)	$(5,921)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The actual income tax benefit differs from the "expected" income tax benefit (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax benefit) as follows.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Computed expected tax benefit, at federal rate	$(341)	$(4,065)	$(5,512)
State tax, net of federal deduction benefit	(36)	(434)	(588)
Tax-exempt interest	(41)	(211)	(398)
Dividend received deduction	(80)	(99)	(94)
Stock option expense and other permanent differences	87	114	173
Intercompany	-	223	-
Other	(159)	513	498
Provision for income tax benefit	$(570)	$(3,959)	$(5,921)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$2,385	$2,243
Unearned premiums	1,950	1,663
Discount on advance premiums	195	-
Allowance for credit losses	34	-
Allowance for impairments	317	-
Regulatory assessments	-	(69)
Unearned agent commissions (SNSIC)	-	8
Depreciation & amortization	317	393
Reserve for claims settlements	809	809
NOL Carryforward	5,696	5,702
Deferred gain on sale and leaseback	-	100
Stock option expense per ASC 718	410	379
Total deferred tax assets	12,113	11,228
Deferred tax liabilities:

Deferred acquisition costs, net	(2,905)	(2,965)
Allowance for credit losses	-	(44)
Discount on advance premiums	-	11
Regulatory assessments	(67)	-
Unrealized Gain on investment securities	(529)	(314)
Total deferred tax liabilities	(3,501)	(3,312)
Net deferred tax asset	$8,612	$7,916

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The Company has recorded a net deferred tax asset of $8.6 million and $7.9 million as of December 31, 2011 and 2010, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2011 and 2010, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company’s consolidated federal and state income tax returns for 2005-2010 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

(8) REGULATORY REQUIREMENTS AND RESTRICTIONS

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Consent Order

As part of its approval of the January 2011 merger between Federated National and American Vehicle, the Florida OIR, the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) agreed to the following:

•
The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.6 million of policy premium, which will renew pursuant to normal underwriting guidelines.

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of December 31, 2011, the Company had approximately 33.2% of its homeowners’ policies located within Tri-County Area.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

•
The managing general agency fees payable by the Merged Company to Assurance MGA, a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Superior were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

•
The Company provided the Florida OIR with a plan of operation and has agreed to provide certain reports to the Florida OIR on a monthly basis, and agreed to obtain the Florida OIR’s approval prior to making any changes to the officers of the Merged Company during the first year following the effective date of the Merger.

Other Regulatory Requirements and Restrictions

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires Federated National to maintain capital and surplus equal to the greater of 10% of its’ liabilities or a statutory minimum capital and surplus as defined in the Code. Federated National is required to have a minimum capital surplus of $5.0 million.

At December 31, 2011, 2010 and 2009, Federated National’s statutory capital surplus was $39.3 million, $18.7 million and $21.0 million, respectively. At December 31, 2010 and 2009, American Vehicle had statutory capital surplus of $21.9 million and $25.8 million, respectively.

An insurance company is also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2011, 2010 and 2009, Federated National was in compliance with the prescribed premium-to-surplus ratio. As of December 31, 2010 and 2009, American Vehicle was in compliance with the prescribed premium-to-surplus ratio.

We had bonds with a carrying value of approximately $2.1 million and $2.0 million pledged to the Florida OIR, as of December 31, 2011 and 2010, respectively, in accordance with regulatory requirements.

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

No dividends were paid by Federated National or American Vehicle in 2011, 2010 and 2009, and none are anticipated in 2012 as a result of our Consent Order with the Florida OIR. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by Federated National to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Insurance holding company regulations govern the amount that non-insurance company subsidiaries (Assurance MGA, Superior and any other affiliate) may charge any of the insurance companies for service (e.g., management fees and commissions).

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require Federated National to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2011 statutory financial statements for Federated National, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based upon the 2010 statutory financial statements for Federated National and American Vehicle, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. Federated National’s ratio of statutory surplus to its ACL was 409.7%, 222.8 % and 245.1% at December 31, 2011, 2010 and 2009, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4% and 426.9% at December 31, 2010 and 2009,  respectively.

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

American Vehicle also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2011 for the five years ended December 31, 2010. There were no material findings in connection with this examination. The previous regulatory examination conducted by the Florida OIR on American Vehicle covered the three-year period ended on December 31, 2005.

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

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

As of December 31, 2011, Federated National was outside NAIC’s usual range for two of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio and investment yield.

As of December 31, 2010, Federated National was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. The Florida OIR approved an additional rate increase for our voluntary property book of homeowners’ business which averaged 20.2% statewide and went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively.

As of December 31, 2010, American Vehicle was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2010 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action regarding the 2011 IRIS ratios, although there can be no assurance that will be the case.

The table below reflects the range and test results for both Federated National and American Vehicle for the years ended December 31, 2011 and 2010, respectively.

IRIS Ratios	Unusual Values Equal to Or		2011		2010
	Over	Under	Federated National		Federated National		American Vehicle

Gross Premiums to Policyholders' Surplus	900	-	253		446		67
Net Premium to Policyholders' Surplus	300	-	136		168		62
Change in Net Writings	33	(33)	18		(6)		(16)
Surplus Aid to Policyholders' Surplus	15	-	1		1		0
Two-year Overall Operating Ratio	100	-	123	*	160	*	122	*
Investment Yield	6.5	3.0	2.7	*	2.3	*	2.8	*
Gross Change in Policyholders' Surplus	50	(10)	(3)		(11	) *	(15	) *
Net Change in Adjusted Policyholders' Surplus	25	(10)	(3)		999	*	999	*
Liabilities to Liquid Assets	105	-	75		83		71
Gross Agents' Balance to Policyholders' Surplus	40	-	3		1		4
One-Year Reserve Development to Policyholders' Surplus	20	-	0		10		3
Two-Year Reserve Development to Policyholders' Surplus	20	-	8		4		14
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	15		(11)		(56)

*	indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. Federated National's statutory capital and surplus was $39.3 million and $18.7 million as of December 31, 2011 and 2010, respectively.

Federated National's statutory net income was $1.0 million for 2011, and Federated National's statutory net loss was $12.0 million and $12.2 million for 2010 and 2009, respectively. Federated National’s statutory non-admitted assets were approximately $5.7 million and $3.1 million as of December 31, 2011 and 2010, respectively.

American Vehicle’s statutory capital and surplus was $21.9 million as of December 31, 2010. American Vehicle’s statutory net income (loss) was approximately $1.6 million and ($1.1) million for 2010 and 2009, respectively. American Vehicle’s statutory non-admitted assets were approximately $5.6 million as of December 31, 2010.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(9) COMMITMENTS AND CONTINGENCIES

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

(B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, FIGA, Citizens, FHCF and JUA.

As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Participation in these pools is based on our written premium by line of business to total premiums written statewide by all insurers. Participation has resulted in assessments against us, as it had in 2006 and 2007, and again on October 30, 2009. There were no assessments made during the years ended December 31, 2008, 2010 or 2011. Through 2007, we were assessed $6.6 million and in 2009 we were assessed an additional $0.6 million in connection with the insolvencies of domestic insurance companies. For statutory accounting these assessments were not charged to operations, in contrast, GAAP treatment was to charge current operations for the assessments. If new assessments occur, we will be required to treat these assessments consistent with GAAP since accounting difference with Statutory accounting no longer exists as of January 1, 2011. Through policyholder surcharges, as approved by the Florida OIR, we have since fully recouped $7.2 million in connection with these assessments.

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
December 31, 2011

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

The Florida OIR issued Information Memorandum OIR-06-008M, titled Notice of Anticipated Florida Hurricane Catastrophe Fund Assessment, and dated May 4, 2006, to all property and casualty insurers, surplus lines insurers, and surplus lines agents in the state of Florida placing them on notice of an anticipated FHCF assessment. Sighting the unprecedented hurricane seasons of 2004 and 2005, the FHCF exhausted nearly all of the $6 billion in reserves it had accumulated since its inception in 1993. The Florida SBA issued its directive to levy an emergency assessment upon all property and casualty business in the state of Florida. There is no statutory requirement that policyholders be notified of the FHCF assessment. The FHCF and Florida OIR are, however, recommending that insurers include the FHCF assessment in a line item on the declaration page for two reasons: (1) this is a multi-year assessment and (2) there may be concurrent assessments and the insureds should know what amount is for which assessment. The assessment became effective on all policies effective after January 1, 2007 and was remitted to the administrator of the assessment as collected.

Florida OIR issued an Order April 29, 2010, levying an increase to the emergency assessment to 1.3% from 1.0%, of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of the FHCF. The assessment was approved by the Florida SBA to fund FHCF losses stemming from the 2005 hurricane season. This order requires insurers to begin collecting the emergency assessment for policies issued or renewed on or after January 1, 2011. The FHCF emergency assessment is being remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed. Previously and still in effect, the Florida OIR issued a similar order dated January 11, 2007, levying an emergency assessment of 1.4% of direct written premium on all property and casualty lines of business written in the state of Florida for the benefit of Citizens’ High Risk Account. This order requires insurers to collect the emergency assessment for policies issued or renewed on or after July 1, 2007. Similar to the FHCF assessment discussed above, the Citizens emergency assessment is remitted to the administrator of the assessment as collected and therefore accounted for in a manner such that amounts collected or receivable are not recorded as revenues and amounts due or paid are not expensed.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during 2011, 2010 or 2009.  Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company’s consolidated federal and state income tax returns for 2005-2010 are open for review by the IRS and various state taxing authorities. The federal income tax returns for 2003 and 2002 have been examined by the IRS. The IRS concluded its examination for 2003 and 2002 and there were no material changes in the tax liability for those years. The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

The Company has recorded a net deferred tax asset of $8.6 million and $7.9 million as of December 31, 2011 and 2010, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to insured claims activity.

(10) LEASES

Relative to the Company’s commitments stemming from operational matters, on or about March 1, 2006 we sold our interest in the building which housed our operations in Lauderdale Lakes through December 16, 2011, to an unrelated party. As part of this transaction, we agreed to lease the same facilities for a five-year term.  We amended the lease agreement and the note receivable on September 1, 2010. As part of the amendment, we discounted the note receivable and have discontinued the interest on the note. In consideration, we paid a reduced lease payment for the remainder of the lease. Our lease for this office space expired in December 2011.

Our executive offices are now located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square feet office facility. All of our operations are consolidated within this facility. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term. Our lease for this office space will expire in May 2017.

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Lease Payments
(Dollars in Thousands)
2012	130
2013	229
2014	236
2015	243
2016	251
2017	108
Total	$1,197

Rent expense was $0.7 million in 2011 and 2010, and $0.6 million in 2009.

(11) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $3,349, $40,000 and $90,000 in 2011, 2010 and 2009, respectively, and is included in LAE.

(12) NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. In accordance with GAAP, net loss per share is antidilutive; therefore the basic and diluted loss per share is the same.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

A summary of the numerator and denominator of the basic and fully diluted 2011, 2010 and 2009 net loss per share is presented below.

	Loss	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
	(Amounts in Thousands)
For the year ended December 31, 2011
Basic net loss per share	$(430)	7,946	$(0.05)
Fully diluted loss per share	$(430)	7,946	$(0.05)

For the year ended December 31, 2010
Basic net loss per share	$(7,996)	7,946	$(1.01)
Fully diluted loss per share	$(7,996)	7,946	$(1.01)

For the year ended December 31, 2009
Basic net loss per share	$(10,289)	8,002	$(1.29)
Fully diluted loss per share	$(10,289)	8,002	$(1.29)

(13) SEGMENT INFORMATION

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

(14) STOCK COMPENSATION PLANS

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of December 31, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 89,750 shares.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of December 31, 2011 and December 31, 2010, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, expire six or ten years after the grant date and have vesting periods determined by the Compensation Committee of our Board of Directors. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of December 31, 2011 and December 31, 2010, we had outstanding exercisable options to purchase 624,700 and 574,800 shares, respectively.

Activity in our stock option plans for the period from January 1, 2009 to December 31, 2011 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2009	130,099	$16.07	658,151	$13.69
Granted	-	$-	147,000	$4.37
Exercised	-	$-	-	$-
Cancelled	(5,500)	$20.23	(68,200)	$11.58
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	179,000	$2.45
Exercised	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29
Outstanding at December 31, 2011	89,750	$12.83	624,700	$6.15

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Options outstanding as of December 31, 2011 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

December 31, 2011	71,350	$12.83	261,167	$6.15
December 31, 2012	17,700	$12.83	141,631	$6.15
December 31, 2013	700	$12.83	110,712	$6.15
December 31, 2014	-	$12.83	91,390	$6.15
December 31, 2015	-	$12.83	19,800	$6.15
Thereafter	-	$12.83	-	$6.15
Total options exercisable	89,750		624,700

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

•
Compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB issued guidance, and

•
Compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair-value estimated in accordance with the provisions of FASB issued guidance. Results for prior periods have not been restated, as they are not required to be by the pronouncement.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for 2011 are higher by approximately $240,000 and $150,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for 2010 are higher by approximately $395,000 and $246,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted loss per share for 2011 would have been $0.03, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted loss per share of $.05.

Basic and diluted loss per share for 2010 would have been $0.98, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted loss per share of $1.01.

Because the change in income taxes receivable includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. FASB issued guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The weighted average fair value of options granted during 2011, 2010 and 2009 estimated on the date of grant using the Black-Scholes option-pricing model was $0.72 to $0.78; $1.54 to $1.81and $0.61 to $1.29, respectively.

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2011	December 31, 2010	December 31, 2009
Dividend yield	N/A	1.78% - 5.80%	5.90% - 17.30%
Expected volatility	35.21% - 39.08%	73.13% - 82.36%	57.54% - 82.65%
Risk-free interest rate	0.20% - 0.25%	0.99% - 1.33%	1.22% - 1.50%
Expected life (in years)	4.29 - 4.35	3.06 - 3.78	3.45 - 4.16

Summary information about the Company’s stock options outstanding at December 31, 2011 follows.

	Range of Exercise Price	Outstanding at December 31, 2011	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2011
1998 Plan	$6.67 - $16.59	89,750	1.69	$12.83	71,350
2002 Plan	$2.45 - $18.21	624,700	5.43	$6.15	261,167

(15) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 100 percent of their compensation, not to exceed statutory limits. The Company match totaled $0.1 million during each of the years 2011, 2010 and 2009. Through December 31, 2010, the Company matched 50% of the first 6% of a participant’s elective contributions.  Effective January 1, 2011, the Board of Directors approved an amendment to our 401(k) plan to be a qualified automatic contribution arrangement with an employer match of 100% of the first 1% of elective contributions and an employer match of 50% of the next 2% to 6% of elective contributions, which is vested 100% after 2 years of service.

(16) ACQUISITIONS

We made no acquisitions during 2011 or 2010.

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. See " Footnote 8 - Regulation – Consent Order”.

(17) COMPREHENSIVE LOSS

For the years ended December 31, 2011, 2010 and 2009, comprehensive loss consisted of the following.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Net loss	$(430)	$(7,996)	$(10,289)

Change in net unrealized gains (losses) on investments available for sale	572	(2,415)	5,153
Comprehensive income (loss) before tax	142	(10,411)	(5,136)

Income tax (expense) benefit related to items of other comprehensive loss	(215)	909	(1,939)
Comprehensive loss	$(73)	$(9,502)	$(7,075)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(18) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2011.

(19)  21ST CENTURY HOLDING COMPANY

21st Century (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2011. The following summarizes the major categories of the parent company’s financial statements.

Condensed Balance Sheets	Period Ending December 31,
ASSETS	2011	2010
	(Dollars in Thousands)

Cash and short term investments	$2,283	$3,202
Investments and advances to subsidiaries	60,554	59,708
Deferred income taxes receivable	8,612	7,916
Income taxes receivable	9,474	7,326
Property, plant and equipment, net	260	194
Other assets	4,024	4,316
Total assets	$85,207	$82,662

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	78	-
Other liabilities	143	913
Total liabilities	221	913

Shareholders' equity:
Common stock	80	79
Additional paid-in capital	45,250	45,250
Accumulated other comprehensive income	494	410
Retained earnings	39,162	36,010
Total shareholders' equity	84,986	81,749
Total liabilities and shareholders' equity	$85,207	$82,662

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Condensed Statements of Operations	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$1,734	$1,669	$1,628
Equity in income of subsidiaries	(48)	(10,080)	(13,934)
Net investment income (loss)	31	2	(75)
Other income	1,345	518	623
Total revenue	3,062	(7,891)	(11,758)

Expenses:
Salaries and wages	1,775	1,930	1,892
Legal fees	54	19	387
Other expenses	2,233	2,114	2,173
Total expenses	4,062	4,063	4,452
Loss before provision for income tax expense	(1,000)	(11,955)	(16,210)
Provision for income tax benefit	(570)	(3,959)	(5,921)
Net loss	$(430)	$(7,996)	$(10,289)

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

Condensed Statements of Cash Flow
	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities:
Net loss	$(430)	$(7,996)	$(10,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	48	10,080	13,934
Depreciation and amortization of property plant and equipment, net	6,605	12,834	22,305
Deferred income tax expense (benefit)	696	3,241	(5,769)
Income tax recoverable (payable)	78	-	(8,695)
Change in dividends payable	-	(477)	(966)
Non-cash compensation	263	431	333
Changes in operating assets and liabilities:
Deferred gain on sale of assets	(506)	(500)	(488)
Other assets	(292)	(301)	(8,210)
Other liabilities	(770)	(675)	(773)
Net cash provided by operating activities	5,692	16,637	1,382

Cash flow (used in) provided by investing activities:
(Purchases of) proceeds from investment securities available for sale	(846)	(5,024)	170
Increased capital of subsidiaries	-	(5,025)	-
Cash flow (used in) provided by investing activities:	(846)	(10,049)	170

Net cash (used in) provided by financing activities:
Dividends paid	-	(477)	(1,920)
Tax benefit related to non-cash compensation	25	39	160
Acquisition of common stock	-	-	(288)
Advances (to) from subsidiaries	(5,792)	(9,135)	4,196
Net cash (used in) provided by financing activities:	(5,767)	(9,573)	2,148

Net (decrease) increase in cash and short term investments	(921)	(2,985)	3,700
Cash and short term investments at beginning of year	3,204	6,189	2,489
Cash and short term investments at end of year	$2,283	$3,204	$6,189

21st Century Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(20) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

	Loss and LAE - Current Year	Loss and LAE - Prior year	Amortization of deferred policy acquisition expenses	Paid losses and LAE expenses	Net premiums written
	(Dollars in Thousands)

2011	$31,893	$(997)	$12,347	$13,672	$51,976

2010	$37,288	$2,800	$13,025	$15,077	$43,447

2009	$41,988	$1,718	$13,747	$18,478	$48,162

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2011	$7,718	$59,983	$-	$47,933	$48,523

2010	$7,879	$66,529	$-	$47,136	$45,060

2009	$8,267	$70,611	$-	$50,857	$47,976

(21) FAIR VALUE DISCLOSURE

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
December 31, 2011

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

Assets measured at fair value on a recurring basis as of December 31, 2011, presented in accordance with this guidance, are as follows.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$37,217	$-	$37,217
Obligations of states and political subdivisions	-	2,303	-	2,303
Corporate	63,268	-	-	63,268
International	-	1,523	-	1,523
	63,268	41,043	-	104,311

Equity securities:
Common stocks	18,028	-	-	18,028
	18,028	-	-	18,028

Total debt and equity securities	$81,296	$41,043	$-	$122,339

(22) SUBSEQUENT EVENTS

On February 28, 2012, Federated National entered into a Reimbursement Contract and Addendum No. 1 thereto (together, the “Reimbursement Contract”) with the SBA for the 2012-2013 hurricane season.  This Reimbursement Contract is part of the Company’s reinsurance program and will reimburse Federated National for covered property losses under its homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida through May 31, 2013.

Under this Reimbursement Contract, the FHCF will provide approximately $135.0 million of aggregate seasonal coverage for covered losses in excess of approximately $53.0 million, subject to a 10.0% Company participation. Federated National’s premium for the FHCF reinsurance coverage will be approximately $8.2 million payable in three installments between August 2012 and December 2012.  The actual attachment point, total coverage and cost will not be finalized until December 31, 2012.

21st Century Holding Company and Subsidiaries

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

21st Century Holding Company and Subsidiaries

ITEM 9B        OTHER INFORMATION

None

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 30, 2012:

Name	Age	Position with the Company

Michael H. Braun	44	Chief Executive Officer, President, Class I Director

Peter J. Prygelski, III (2)	43	Chief Financial Officer, Treasurer, Class I Director

Bruce F. Simberg (2)(3)(4)	63	Chairman, Class II Director

Richard W. Wilcox, Jr. (1)(3)(4)	70	Class II Director

Carl Dorf (1)(2)(3)(4)	71	Class III Director

Charles B. Hart, Jr. (2)(3)(4)	73	Class III Director

Jenifer G. Kimbrough (1)(3)(4)	40	Class I Director

---------------------------------------
(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class II directors terminates on the date of our 2012 annual meeting.  The current term of the Class I directors terminates on the date of our 2013 annual meeting and the current term of the Class III directors terminates as of the date of our 2014 annual meeting.

The following is a brief description of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, and elected to the Board of Directors in December 2005.   Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio.  Mr. Braun has also served as President of Federated National since September 2003, a position that he continues to hold.   Previously, he held key management positions within Federated National, responsible for operations, marketing and underwriting.  Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.

Peter J. Prygelski, III was named Chief Financial Officer in June 2007 after serving as an independent director from January 2004 through June 2007.  Mr. Prygelski was re-nominated to the Board in June 2008 and has served as an inside director since that time.  Mr. Prygelski has spent his entire career in the financial services industry.  He spent 12 years at American Express in various capacities including; Director of Internal Audit and Assistant General Auditor of American Express Centurion Bank.  In this capacity Mr. Prygelski was responsible for the monitoring of internal controls for a bank with $45 billion in assets, and assessing and mitigating operational, reputational, regulatory and strategic risk.  After leaving American Express, he spent the next 3 years at Ernst & Young and Deloitte and Touche.  At both firms, Mr. Prygelski served as a senior manager responsible for growing the financial services practice in the southeast.  He managed teams that provided fortune 500 companies with consulting services in the following areas; Finance Transformation, Finance Operations Effectiveness, Financial Reporting, Cost Optimization, Governance, Risk and Compliance Services, and Board of Directors Performance.

21st Century Holding Company and Subsidiaries

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

Board Committees

The standing committees of the Board of Directors in 2011 were the Audit Committee, the Compensation Committee, the Nominating Committee and the Investment Committee.  Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at www.21stcenturyholding.com.  The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee.  As of December 31, 2011, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chairman of the Audit Committee, Richard W. Wilcox, Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”) and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act based on her understanding of GAAP and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.

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

21st Century Holding Company and Subsidiaries

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Chair will report action taken to the Audit Committee at the next committee meeting. The Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services and reports at least annually to the Audit Committee.

Compensation Committee.  As of December 31, 2011, the Company’s Compensation Committee was composed of Carl Dorf, Richard W. Wilcox, Jr., Bruce F. Simberg, Charles B. Hart, Jr., and Jenifer G. Kimbrough.  Each member is independent as defined by the Nasdaq Rules.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.  Mr. Wilcox serves as the Chairman.

Nominating Committee.  As of December 31, 2011, the Company’s Nominating Committee was composed of Bruce F. Simberg, Jenifer G. Kimbrough, Carl Dorf, Charles B. Hart, Jr. and Richard W. Wilcox, Jr.  Each member is independent as defined by the Nasdaq Rules.  Mr. Simberg serves as the Chairman.

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

It is the Board’s policy to identify qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed.  In recommending proposed nominees to the full Board, the Nominating Committee is charged with building and maintaining a Board that has an ideal mix of talent and experience to achieve the Company’s business objectives.  In particular, the Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives.  Among the qualifications, qualities and skills of a candidate considered important by the Nominating Committee is a person with strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially.

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

Investment Committee .  As of December 31, 2011, the Company’s Investment Committee was composed of Peter J. Prygelski, III, Bruce F. Simberg, Carl Dorf and Charles B. Hart, Jr.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct policy is available on our web site at www.21stcenturyholding.com.

21st Century Holding Company and Subsidiaries

Leadership Structure and Risk Oversight

The Chairman of the Board presides at all meetings of the Board.  The Chairman is elected to serve by the directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated.  The Chief Executive Officer and Chief Financial Officer currently serve as the only members of management on the Board. Based on the current size, organizational structure and nature of operations of the Company, the Board believes that maintaining the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of Directors qualify as independent as defined by the “Nasdaq Rules”.  The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.  Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.  The Board believes that the qualifications of the directors, as set forth in their biographies set forth above provides them with the qualifications and skills to serve as a director of our Company.

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees.  These committees, the Audit, Investment, Nominating, and Compensation Committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board.  The Audit and Compensation committee structures also require committees to be comprised exclusively of independent directors.  The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. In addition, among their other respective duties, the Board and Audit Committee each conduct an annual assessment to evaluate their effectiveness.

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio. The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings.

Subsidiary Presidents

James Gordon Jennings, III (age 54) has served as the President of Assurance Managing General Agents, Inc. since May 2008 and as the Company’s Vice President of Risk Management since April 2008.  He was employed from 1990 through 2000 by American Vehicle, one of our wholly owned subsidiaries, where he was involved in all aspects of property and casualty insurance.  Mr. Jennings served as our Controller from May 2000 through August 2002, as our Chief Financial Officer from August 2002 through June 2007, and as our Chief Accounting Officer from June 2007 through March 2008.  Mr. Jennings, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America. Mr. Jennings maintains a Florida General Lines Insurance License since 2009 and also carries a 1-20 Florida Surplus Lines License.

C. Brian Turnau (age 45) has served as the President of Superior Adjusting, Inc. since July 2006.  Mr. Turnau served as the Litigation Manager of Superior from June 2000 until his promotion to President.  He has over 9 years experience in the insurance industry.  Prior to joining the Company, Mr. Turnau worked for private practice insurance defense litigation law firms for over fifteen years.  Mr. Turnau earned his Bachelor of Arts degree in History in 1989 from Washington and Lee University.  He currently serves on the Board of Directors of the Florida High School for Accelerated Learning, a nonprofit charter school that serves the needs of underprivileged students.

21st Century Holding Company and Subsidiaries

Christopher Clouse (age 44) has served as the President of Insure-Link, Inc. since its incorporation in March 2008.  Mr. Clouse has over 22 years of experience in the insurance industry and has maintained a Florida General Lines Insurance License since 1991.  He also carries a 2-14 Life including Variable Annuity License, 1-20 Florida Surplus Lines License and is an Accredited Advisor in Insurance (AAI) as designated by The Institutes.  Prior to joining the company Mr. Clouse served as an agent and/or managing agent for several private agencies with a primary focus on personal lines of insurance including homeowners, auto and flood insurance.

Stephen C. Young (age 37) has served as President of Federated Premium Finance, Inc., a wholly-owned subsidiary of the Company, from January 1998 through the present date and as the Company’s President from June 2007 through June 2009. Mr. Young has served as Vice President of Operations of the Company since June 2009, and previously from June 2006 through May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2011, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a).

ITEM 11         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, and Chief Financial Officer, for the year ended December 31, 2011.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K.  We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael H. Braun	2011	$236,002	$8,850	--	$7,823	--	--	$36,369	$289,044
Chief Executive Officer, President	2010	$229,824	$0	--	$27,179	--	--	$28,009	$285,012

Peter J. Prygelski, III	2011	$198,000	$29,700	--	$7,823	--	--	$35,223	$270,746
Chief Financial Officer, Treasurer	2010	$192,946	$0	--	$27,179	--	--	$31,782	$251,907

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal years ended December 31, 2011 and December 31, 2010, respectively.

(2)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.

21st Century Holding Company and Subsidiaries

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2011	$10,994	--	$20,078	$8,297	$36,369
	2010	$9,750	--	$12,386	$5,873	$28,009

Peter J. Prygelski, III	2011	$6,000	$7,284	$14,667	$7,272	$35,223
	2010	$6,000	$5,351	$14,536	$5,895	$31,782

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

Employment Agreements

Michael H. Braun. We entered into a second amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of January 18, 2012, which amends and restates Mr. Braun’s prior employment agreement.  Under his agreement, Mr. Braun is entitled to receive an annual salary of $280,000 and a $500 monthly automobile allowance, representing an increase of $44,000 in his salary.  The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement.   Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement with Mr. Braun effective December 19, 2005.  The non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of one (1) year after the termination of his employment for any reason.  If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments described below.

Peter J. Prygelski, III. We entered into a second amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of January 18, 2012, which amends and restates Mr. Prygelski’s prior employment agreement.  Under his agreement, Mr. Prygelski is entitled to receive an annual salary of $223,000 and a $500 monthly automobile allowance, representing an increase of $25,000 in his salary.  The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement.   Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement and an annual review agreement with Mr. Prygelski effective June 25, 2007.  The non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason.  If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments described below.

Mr. Braun and Mr. Prygelski are each entitled to receive certain payments upon the termination of employment under certain circumstances as set forth in their respective agreements, both under the agreements as in effect during 2011 and as amended and restated in 2012.  If the executive’s employment is terminated by us without Cause (as defined in the respective agreements), we must make a lump sum payment to the executive equal to two years' base salary (the “Termination Severance”). In addition, all unvested stock options and any other equity awards held by him will become vested.

If Mr. Braun’s or Mr. Prygelski’s employment with us is terminated for Cause or as a result of his death or disability, he will be entitled to his base salary prorated through the date of the termination and any benefits due him as may be provided under the applicable plan, program or arrangement.

The agreements also provide for payments to the executives if employed by us on the date on which a Change of Control occurs.  Under the agreements, a “Change of Control” will be deemed to have occurred if: (i) any person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the owner or beneficial owner of our securities having 50% (which was increased from 30% in the agreements in effect during 2011) or more of the combined voting power of our then-outstanding securities that may be voted for the election of our directors (other than as a result of an issuance of securities initiated by us, or open market purchases approved by our Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), or (ii) the persons who were our directors before such transactions shall cease to constitute a majority of our Board, or any successor to us, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions.  If, following a Change in Control, Mr. Braun’s or Mr. Prygelski’s employment is terminated by us (or any successor or subsidiary) without Cause or by the executive for Good Reason (as defined in the respective agreements), we will make a lump sum payment to the executive in an amount equal to two times the sum of his base salary in effect immediately prior to the Change of Control plus his actual bonus for the fiscal year immediately preceding the Change of Control (the "Change of Control Severance").  In addition, all unvested stock options and any other equity awards held by him will become vested.

21st Century Holding Company and Subsidiaries

If either Mr. Braun or Mr. Prygelski is terminated by us without Cause prior to a Change of Control, and a Change of Control occurs within six months following such termination, then in addition to the Termination Severance described above, the executive will be entitled to an additional lump sum payment in an amount equal to (i) the Change of Control Severance, less (ii) the Termination Severance.

As a condition to Messrs. Braun and Prygelski’s entitlement to receive the base salary amounts and equity award acceleration referenced above, each is bound by the terms of an agreement that sets forth certain restrictive covenants.  Pursuant to the non-competition provisions of these agreements, each are prohibited from working in the insurance industry in any territories where the Company has been doing business for a period of one year from the date on which he terminates employment with the Company for any reason (other than without cause).  For a period of one year after his employment is terminated, he is also prohibited from soliciting directly for himself or for any third person any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six months, and from disclosing any confidential information that he learned about the Company during his employment.

Grants of Plan Based Awards

The following table provides information regarding stock options granted to Named Executive Officers during 2011 under the Company’s 2002 Stock Option Plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Option Awards / Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (1)
Michael H. Braun	08/22/2011	10,000	$2.45	$7,823.00
Peter J. Prygelski, III	08/22/2011	10,000	$2.45	$7,823.00

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2011.

1998 Stock Option Plan and 2002 Stock Option Plan

Our 1998 Stock Option Plan (the “1998 Plan”) and 2002 Stock Option Plan (the “2002 Plan”, and together with the 1998 Plan,  the “Option Plans”) are administered by the Compensation Committee. The objectives of the Option Plans include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

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

Options Available for Issuance. As of December 31, 2011, all  900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 Plan have been issued, and 180,448 shares remain available for issuance from the 1,800,000 total shares authorized under the 2002 Plan.  The shares to be delivered upon exercise of options will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options that expire or are cancelled. If shares covered by an option cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the plan.

Term of Options. The term of each option granted to our officers and employees is currently 10 years, although certain persons, including our directors, may receive grants of options with less than a 10 year term.

21st Century Holding Company and Subsidiaries

Vesting Schedule. Options granted under our Option Plans, unless waived or modified in a particular option agreement or by action of the Compensation Committee, typically vest according to the following schedule:

Vesting Schedule
From the Grant Date	Portion of Grant Vested
Less than 1 year	0%
1 year	20%
2 years	40%
3 years	60%
4 years	80%
5 years	100%

Options granted under the Option Plans require that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship generally results in the forfeiture of options not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipients unexercised options.

Adjustments in Our Capital Structure. The number and kind of shares available for grants under our Option Plans and any outstanding options under the plans, as well as the exercise price of outstanding options, will be subject to adjustment by the Compensation Committee in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the Compensation Committee may cash out some or all of the unexercised, vested options under the plan, or allow some or all of the options to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration. The Compensation Committee has full discretionary authority to determine all matters relating to options granted under the Option Plans, including the persons eligible to receive options, the number of shares subject to each option, the exercise price of each option, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period. The Compensation Committee has granted limited authority to executive management members to grant options to eligible individuals.

Amendment and Termination. Our Board of Directors has authority to suspend, amend or terminate the Option Plans, except as would adversely affect participants rights to outstanding awards without their consent. As the plan administrator, our Compensation Committee has the authority to interpret the plans and options granted under the Option Plans and to make all other determinations necessary or advisable for plan administration.

21st Century Holding Company and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following table summarizes the holdings held by our Chief Executive Officer and President, and Chief Financial Officer for the year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options-Exercisable	Number of Securities Underlying Unexercised Options-Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael H. Braun	4,000	1,000	16.59	10/25/2013 (1)
	16,000	4,000	14.36	11/08/2013 (2)
	400	100	13.17	12/06/2013 (3)
	2,700	1,800	12.58	01/30/2014 (4)
	24,000	16,000	8.32	07/01/2014 (5)
	500	0	4.59	12/12/2018 (6)
	16,000	24,000	4.73	01/02/2015 (7)
	3,000	12,000	4.36	03/03/2020 (8)
	0	10,000	2.45	08/22/2021 (9)
Peter J. Prygelski, III	16,000	4,000	11.11	06/25/2013 (10)
	400	100	13.17	12/06/2013 (3)
	2,700	1,800	12.58	01/30/2014 (4)
	6,000	4,000	8.32	07/01/2014 (5)
	500	0	4.59	12/12/2014 (6)
	3,000	12,000	4.36	03/03/2020 (8)
	0	10,000	2.45	08/22/2021 (9)

(1)	Options vested as to 80% of the underlying shares on December 31, 2011, the remaining 20% vest on 10/25/2012.
(2)	Options vested as to 80% of the underlying shares on December 31, 2011, the remaining 20% vest on 11/8/2012.
(3)	Options vested as to 80% of the underlying shares on December 31, 2011, the remaining 20% vest on 12/6/2012.
(4)	Options vested as to 60% of the underlying shares on December 31, 2011, the remaining 40% vest as follows: 20% on 1/30/2012 and 20% on 1/30/2013.
(5)	Options vested as to 60% of the underlying shares on December 31, 2011, the remaining 40% vest as follows: 20% on 7/1/2012 and 20% on 7/1/2013.
(6)	Options vested as to 100% of the underlying shares on December 31, 2011.
(7)	Options vested as to 40% of the underlying shares on December 31, 2011, the remaining 60% vest as follows: 20% on 1/2/2012, 20% on 1/2/2013 and 20% on 1/2/2014.
(8)	Options vested as to 20% of the underlying shares on December 31, 2011, the remaining 80% vest as follows: 20% on 3/3/2012, 20% on 3/3/2013, 20% on 3/3/2014 and 20% on 3/3/2015.
(9)	Options vested as to 0% of the underlying shares on December 31, 2011, the remaining 100% vest as follows: 33 1/3% on 8/22/2012, 33 1/3% on 8/22/2013 and 33 1/3% on 8/22/2014.
(10)	Options vested as to 60% of the underlying shares on December 31, 2010, the remaining 40% vest as follows: 20% on 6/25/2011 and 20% on 6/15/2012.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options during the year ended December 31, 2011.    No other equity compensation has been received by or awarded to our Named Executive Officers.

Pension Benefits and Other Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit or contribution plans or other deferred compensation plans maintained by us. The Compensation Committee, which is composed solely of outside directors as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with qualified or non-qualified defined benefit or contribution or other deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

21st Century Holding Company and Subsidiaries

Director Compensation

During 2011, we had five non-employee directors that qualified for compensation. Non-employee directors receive an initial stock option grant upon appointment to the board of directors and subsequent option grants as may be granted at the discretion of the Compensation Committee. In addition, non-employee directors receive annual cash compensation, perquisites as approved by the Compensation Committee, and reimbursement of actual out-of-pocket expenses. During 2011, in lieu of per meeting directors’ fees, the non-employee directors received an annual retainer of $40,000, payable in quarterly installments of $10,000 in January, April, July and October.  Directors who are also employees do not receive this compensation.

We also grant options to our non-employee directors as part of their compensation.  Stock options granted to non-employee directors in 2011 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$40,000	--	$7,823	--	--	--		$47,823
Charles B. Hart, Jr.	$40,000	--	$7,823	--	--	$9,207	(1)	$57,030
Bruce F. Simberg	$40,000	--	$7,823	--	--	--		$47,823
Richard W. Wilcox, Jr.	$40,000	--	$7,823	--	--	$5,107	(2)	$52,930
Jenifer G. Kimbrough	$40,000	--	$7,823	--	--	--		$47,823

(1)	Includes $5,107 paid for country club membership and $4,100 for events attended by director in 2011.
(2)	Includes $5,107 paid for country club membership.
(3)	The following table provides certain additional information concerning the currently outstanding options held by our non-employee directors as of the end of 2011:

Name	Total Stock Option Awards Outstanding at 2011 Fiscal Year End (Shares)		Option Awards Granted During Fiscal Year 2011 (a) (Shares)		Grant Date Fair Value of Option Awards Granted During Fiscal Year 2011 ($)
Carl Dorf	30,000	(b)	10,000	(a)	$7,823
Charles B. Hart, Jr.	30,000	(b)	10,000	(a)	$7,823
Bruce F. Simberg	40,000	(c)	10,000	(a)	$7,823
Richard W. Wilcox, Jr.	30,000	(b)	10,000	(a)	$7,823
Jenifer G. Kimbrough	20,000	(d)	10,000	(a)	$7,823

(a)	The stock options reported in this column were granted in August 2011 and vest 33 1/3% per year over three years on each anniversary of the date of grant.
(b)
Includes 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; 15,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; and 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021.

(c)
Includes 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; and 25,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; and 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021.

(d)
Includes 10,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015; and 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021.

21st Century Holding Company and Subsidiaries

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

As used herein, the term “beneficial ownership” with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o 21st Century Holding Company, 14050 NW 14 Street, Suite 180, Sunrise, Florida 33323.

	Number of Shares Beneficially	Percent of Class
Name and Address of Beneficial Owner	Owned	Outstanding (1)

Bruce F. Simberg (2)	258,865	3.25%
Richard W. Wilcox, Jr. (3)	137,250	1.72%
Carl Dorf (4)	134,288	1.69%
Michael H. Braun (5)	96,400	1.20%
Peter J. Prygelski, III (6)	37,700	*
Charles B. Hart, Jr. (7)	19,000	*
Jenifer G. Kimbrough (8)	6,910	*

All directors and executive officers as a group (seven persons) (9)	690,413	8.47%

5% or greater holders:
Lloyd I. Miller, III (10)	775,809	9.80%
4550 Gordon Drive
Naples, FL 34102

Dimensional Fund Advisors LP (11)	539,255	6.79%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

----------------
*	Less than 1%.

(1)	Based on 7,946,384 shares outstanding as of March 30, 2012.

(2)	Includes 29,000 shares of common stock issuable upon the exercise of stock options held by Mr. Simberg.

(3)
Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse and 19,000 shares of common stock issuable upon the exercise of stock options held by Mr. Wilcox.

(4)
Includes 59,624 shares of common stock held by Carl Dorf Rollover IRA, 54,164 shares of common stock held by Dorf Trust and 19,000 shares of common stock issuable upon the exercise of stock options held by Mr. Dorf.

(5)	Includes 78,500 shares of common stock issuable upon the exercise of stock options held by Mr. Braun.

(6)	Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA and 32,500 shares of common stock issuable upon the exercise of stock options held by Mr. Prygelski.

(7)	Includes 19,000 shares of common stock issuable upon the exercise of stock options held by Mr. Hart.

(8)	Includes 6,000 shares of common stock issuable upon the exercise of stock options held by Ms. Kimbrough.

(9)	Includes 203,000 shares of common stock issuable upon the exercise of stock options.

(10)
Includes 12,000 shares of common stock that Lloyd I. Miller, III has shared voting and dispositive power as co-trustee of a certain trust.  This information is based on an Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2012.

(11)	This information is based on an Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2012.

21st Century Holding Company and Subsidiaries

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2010 and 2011 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company.  The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $39,604 and $3,349 in 2010 and 2011, respectively.  We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2010 and 2011, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 112 through 117 of this Form 10-K.  Mr. Braun’s brother received salary compensation of $127,308 and $130,385 for his services as the Vice President of Accounting and Finance in 2010 and 2011, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules:  Carl Dorf, Charles B. Hart, Jr., Richard W. Wilcox, Jr., Bruce F. Simberg, and Jenifer G. Kimbrough.  In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg has provided legal services to the Company during the past 15 years. Nevertheless, the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three fiscal years do not exceed the amounts set forth in Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that  Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14         PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee selected DeMeo Young McGrath (“DeMeo”) as the independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the 2012 fiscal year.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by DeMeo.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by DeMeo during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by DeMeo in 2011 were pre-approved in accordance with these procedures.

DeMeo has served as the Company’s independent auditors for each fiscal year since 2002.  DeMeo has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by DeMeo during the fiscal year ended December 31, 2011 were furnished at customary rates and were performed by full-time, permanent employees.

21st Century Holding Company and Subsidiaries

The following table shows fees that we paid (or accrued) for professional services rendered by DeMeo for fiscal 2011 and 2010.

	Fiscal 2011	Fiscal 2010

Audit Fees (1)	$317,278	$438,696
Audit-Related Fees (2)	$9,700	$12,111
Tax Fees (3)	$0	$0

Total	$326,978	$450,807

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2011 and 2010.
(3)	Tax fees consisted primarily of assistance with tax compliance and reporting.

21st Century Holding Company and Subsidiaries

PART IV

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009.

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

10.2	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007).+

10.3
21st Century Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009 and Exhibit 10.2 in the Company’s Annual Report on Form 10-K for 2007 filed with the Sec on March 17, 2008).+

10.4
21st Century Holding Company 1998 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000 and Exhibit 10.4 in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 filed with the SEC on March 17, 2008).+

10.5
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 1007 filed with the SEC on March 17, 2008.

10.6
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.7
Amended and Restated Employment Agreement dated June 22, 2009 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.9 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).+

10.8
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

10.9
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum Nos. 1 and 2 effective June 1, 2011 (incorporated by reference to Exhibit 10.1 – 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2011).

10.10
Reimbursement Contract Addendum No 4 between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2011 (incorporated by reference to Exhibits 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011).

10.11
First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3) (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011).

10.12
First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and JC Re Ltd (Layer 1) (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011).

10.13
First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 1) (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 14, 2011).

10.14
First Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4) (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the SEC on November 14, 2011).

10.15
Second Event Excess Catastrophe Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and Everest Reinsurance Company (Layer 1) (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the SEC on November 14, 2011).

10.16
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layers 1, 2 and 3) (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the SEC on November 14, 2011).

10.17
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2011, between Federated National Insurance Company and subscribing reinsurers (Layer 4) (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the SEC on November 14, 2011).

10.18
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.19
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.20
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum No. 1 June 1, 2012 (incorporated by reference to Exhibits 10.1 – 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012).

21.1	Subsidiaries of the Company *

23.1	Consent of De Meo, Young, McGrath, Independent Certified Public Accountants *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

21st Century Holding Company and Subsidiaries

101.INS-XBRL Instance Document. **

101.SCH-XBRL Taxonomy Extension Schema Document. **

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

+ Management Compensation Plan or Arrangement
* Filed herewith

** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	March 30, 2012
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 30, 2012
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Carl Dorf	Director	March 30, 2012
Carl Dorf

/s/ Bruce F. Simberg	Director	March 30, 2012
Bruce F. Simberg	Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	March 30, 2012
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 30, 2012
Richard W. Wilcox, Jr.

/s/ Jenifer G. Kimbrough	Director	March 30, 2012
Jenifer G. Kimbrough

21st Century Holding Company and Subsidiaries

EXHIBIT INDEX

21.1	Subsidiaries

23.1	Consent of DeMeo, Young, McGrath, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act