Form 10-Q
period 2012-03-31
21ST CENTURY HOLDING CO
filed 2012-05-15
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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

Common Stock, $.01 par value –7,947,384 outstanding as of May 15, 2012

21ST CENTURY HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2012	December 31, 2011
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$106,284	$104,311
Debt maturities, held to maturity, at amortized cost	7,171	7,128
Equity securities, available for sale, at fair value	18,394	18,028

Total investments	131,849	129,467

Cash and short term investments	15,476	15,205
Prepaid reinsurance premiums	5,120	8,339
Premiums receivable, net of allowance for credit losses of $75 and $73, respectively	7,350	5,616
Reinsurance recoverable, net	1,780	2,087
Deferred policy acquisition costs	8,588	7,718
Deferred income taxes, net	7,399	8,612
Property, plant and equipment, net	814	842
Other assets	4,948	2,094

Total assets	$183,324	$179,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$55,308	$59,983
Unearned premiums	54,682	47,933
Premiums deposits and customer credit balances	3,162	2,804
Bank overdraft	7,223	7,930
Income taxes payable	125	77
Accounts payable and accrued expenses	2,370	3,109

Total liabilities	122,870	121,836

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,946,384 and 7,946,384, respectively	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,004	50,940
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	2,051	877
Total accumulated other comprehensive income	2,051	877
Retained earnings	7,320	6,248
Total shareholders' equity	60,454	58,144
Total liabilities and shareholders' equity	$183,324	$179,980

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$31,274	$27,144
Gross premiums ceded	(1,858)	(1,505)

Net premiums written	29,416	25,639

Decrease in prepaid reinsurance premiums	(9,849)	(11,520)
Increase in unearned premiums	(6,749)	(2,975)

Net change in prepaid reinsurance premiums and unearned premiums	(16,598)	(14,495)

Net premiums earned	12,818	11,144
Commission income	307	297
Finance revenue	114	120
Managing general agent fees	533	461
Net investment income	961	970
Net realized investment losses	(10)	(103)
Regulatory assessments recovered	-	106
Other income	20	131

Total revenue	14,743	13,126

Expenses:
Losses and LAE	5,728	8,447
Operating and underwriting expenses	2,411	2,713
Salaries and wages	2,211	2,199
Policy acquisition costs - amortization	2,748	2,940

Total expenses	13,098	16,299

Income (loss) before provision for income tax expense (benefit)	1,645	(3,173)
Provision for income tax expense (benefit)	573	(1,166)

Net income (loss)	$1,072	$(2,007)

Net income (loss) per share - basic	$0.13	$(0.25)

Net income (loss) per share - diluted	$0.13	$(0.25)

Weighted average number of common shares outstanding - basic	7,946,384	7,946,384

Weighted average number of common shares outstanding - diluted	7,962,295	7,946,384

Dividends paid per share	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)

Net income (loss)	$1,072	$(2,007)

Change in net unrealized gains on investments available for sale	1,883	587
Comprehensive income (loss) before tax	2,955	(1,420)

Income tax expense related to items of other comprehensive income (loss)	(708)	(221)
Comprehensive income (loss)	$2,247	$(1,641)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$1,072	$(2,007)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premium discount, net	323	347
Depreciation and amortization of property plant and equipment, net	48	52
Net realized investment losses	10	103
Provision for credit losses, net	-	9
Recovery for uncollectible premiums receivable	(2)	(34)
Non-cash compensation	42	49
Changes in operating assets and liabilities:
Premiums receivable	(1,732)	(1,038)
Prepaid reinsurance premiums	3,220	5,939
Reinsurance recoverable, net	307	2,458
Deferred income tax expense, net of other comprehensive income	504	(1,175)
Policy acquisition costs, net of amortization	(869)	(532)
Other assets	(2,854)	34
Unpaid losses and LAE	(4,675)	(2,039)
Unearned premiums	6,749	2,975
Premium deposits and customer credit balances	358	361
Income taxes payable	48	-
Bank overdraft	(706)	(3,000)
Accounts payable and accrued expenses	(740)	1,125
Net cash provided by operating activities	1,103	3,627
Cash flow used by investing activities:
Proceeds from sale of investment securities	18,257	41,532
Purchases of investment securities available for sale	(19,090)	(45,505)
Purchases of property and equipment	(20)	(51)
Net cash used by investing activities	(853)	(4,024)
Cash flow provided by financing activities:
Tax benefit related to non-cash compensation	21	24
Net cash provided by financing activities	21	24
Net increase (decrease) in cash and short term investments	271	(373)
Cash and short term investments at beginning of period	15,205	16,206
Cash and short term investments at end of period	$15,476	$15,833

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2012	2011
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Non-cash investing and finance activities:
Accrued dividends payable	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(1)	Organization and Business

In this Quarterly Report on Form 10-Q, “21st Century” and the terms “Company”, “we”, “us” and “our” refer to 21st Century Holding Company and its subsidiaries, unless the context indicates otherwise.

21st Century Holding Company is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

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

In January 2011, we merged Federated National and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with Federated National continuing the operations of both entities. As part of its approval of the merger between Federated National and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

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

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.0 million of policy premium, which will renew pursuant to normal underwriting guidelines.

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of March 31, 2012, the Company had approximately 28.9% of its homeowners’ policies located within Tri-County Area.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

•
The managing general agency fees payable by the Merged Company to Assurance MGA a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

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

During the three months ended March 31, 2012, 86.6%, 7.7%, 3.5% and 2.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2011, 82.5%, 10.3%, 3.6% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

We are focusing our marketing efforts on continuing to expand our distribution network. We market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Assurance Managing General Agents, Inc. (“Assurance MGA”) a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the three months ended March 31, 2012.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2012.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 30, 2012.

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2012 and December 31, 2011. Changes in interest rates subsequent to March 31, 2012 and December 31, 2011 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2012 and December 31, 2011 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05: Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

In December 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-12:  Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The guidance defers certain provisions contained in ASU No. 2011-05 requiring the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This ASU is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08: Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles-Goodwill and Other. The guidance in this ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

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

In October 2010, the FASB issued ASU No. 2010-26: Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, a consensus of FASB Emerging Issues Task Force.  The amendments in this update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update specify that the costs must be based on successful efforts (that is, acquiring a new or renewal contract).  The amendments also specify that advertising costs should be included as deferred acquisition costs under certain circumstances.  The amendments in this update are effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2011.  The amendments in this update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2012 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements
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

(E) Reclassifications

No reclassification of the 2011 financial statements was necessary to conform to the 2012 presentation.

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

The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits. During 2010, one such suit was brought against one of the Company’s affiliates. This suit was dismissed and the dismissal is currently under appeal. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our financial condition or results of operations. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB issued guidance. Under this guidance, reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Related to statutory accounting, in October 2010, the National Association of Insurance Commissioners (“NAIC”) issued substantive revisions in Statement of Statutory Accounting Principles  (“SSAP”) No. 35 Revised (“SSAP No. 35R”), Guaranty Fund and Other Assessments.  For statutory accounting, SSAP No. 35R, effective January 1, 2011, requires assessments that could be recouped through future premium surcharges to be expensed and not be recognized as an asset. The impact is there might be an effect on statutory policyholder surplus once the liability for the assessments is recognized.  The adoption of SSAP No. 35R rule will not have a material effect on our 2012 operations.

Federated National and American Vehicle are also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Neither Federated National nor American Vehicle was assessed by the JUA Plan during 2012 or 2011.  Future assessments by this association are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $7.4 million and $8.6 million as of March 31, 2012 and December 31, 2011, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2012, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Relative to the Company’s commitments stemming from operational matters, on or about March 1, 2006 we sold our interest in the building that housed our operations in Lauderdale Lakes through December 16, 2011, to an unrelated party. As part of this transaction, we agreed to lease the same facilities for a five-year term.  We amended the lease agreement and the note receivable on September 1, 2010. As part of the amendment, we discounted the note receivable and have discontinued the interest on the note. In consideration, we paid a reduced lease payment for the remainder of the lease. Our lease for this office space expired in December 2011.

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

Total investments increased $2.3 million, or 1.8%, to $131.8 million as of March 31, 2012, compared with $129.5 million as of December 31, 2011.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% and 94% of total investments as of March 31, 2012 and of December 31, 2011, respectively.

We did not hold any trading investment securities during the three months ended March 31, 2012.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value;

•	historical volatility of the fair value of the security.

Pursuant to FASB issued guidance, the Company records the unrealized losses, net of estimated income taxes, that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2012, in connection with this process, we have charged approximately $44,000 of net realized investment losses to operations.

As of March 31, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of March 31, 2012 and December 31, 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2012, 65% of our debt portfolio was in diverse industries and 35% is in United States government bonds.  As of March 31, 2012, approximately 82% of our equity holdings were in equities related to diverse industries and 18% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of March 31, 2012 and December 31, 2011, we have classified $7.2 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$32,639	24.75%	$37,217	28.75%
Obligations of states and political subdivisions	2,288	1.74%	2,303	1.77%
Corporate	68,935	52.28%	63,268	48.87%
International	2,422	1.84%	1,523	1.18%
	106,284	80.61%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,062	0.81%	962	0.74%
United States government obligations and authorities	6,109	4.63%	6,166	4.76%
	7,171	5.44%	7,128	5.50%
Total debt securities	113,455	86.05%	111,439	86.07%

Equity securities, at market:	18,394	13.95%	18,028	13.93%
Total investments	$131,849	100.00%	$129,467	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$233	$6,496	$225	$66,680
Equity securities	516	3,073	319	8,305
Total realized gains	749	9,569	544	74,985

Debt securities	(206)	5,042	(432)	18,086
Equity securities	(553)	1,666	(215)	3,510
Total realized losses	(759)	6,708	(647)	21,596

Net realized losses on investments	$(10)	$16,277	$(103)	$96,581

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at March 31, 2012 and December 31, 2011 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
March 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$32,367	$662	$390	$32,639
Obligations of states and political subdivisions	2,164	129	5	2,288
Corporate	66,965	2,215	245	68,935
International	2,423	15	16	2,422
	$103,919	$3,021	$656	$106,284

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,109	$190	$1	$6,298
Corporate	1,062	39	1	1,100
	$7,171	$229	$2	$7,398

Equity securities - common stocks	$17,470	$1,862	$938	$18,394

December 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,558	$686	$27	$37,217
Obligations of states and political subdivisions	2,165	138	-	2,303
Corporate	61,724	1,934	390	63,268
International	1,519	9	5	1,523
	$101,966	$2,767	$422	$104,311

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,166	$249	$-	$6,415
Corporate	962	39	1	1,000
	$7,128	$288	$1	$7,415

Equity securities - common stocks	$18,966	$1,057	$1,995	$18,028

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2012.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(390)	$(390)	$-
Obligations of states and political subdivisions	(5)	(5)	-
Corporate	(245)	(226)	(19)
International	(16)	(16)	-
	(656)	(637)	(19)
Equity securities:
Common stocks	(938)	(515)	(423)

Total debt and equity securities	$(1,594)	$(1,152)	$(442)

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2011.

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

Below is a summary of debt securities at March 31, 2012 and December 31, 2011, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$10,327	$10,454	$8,284	$8,376
Due after one through five years	48,920	50,180	47,294	48,314
Due after five through ten years	37,209	38,473	36,525	37,448
Due after ten years	14,634	14,575	16,991	17,588

Total	$111,090	$113,682	$109,094	$111,726

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,002,728 and $64,202, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of March 31, 2012, as required by law for Federated National, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$878	$899
Dividends on equity securities	82	70
Interest on cash and cash equivalents	1	1

Total investment income	$961	$970

Net realized losses	$(10)	$(103)

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended March 31, 2012 and 2011, were approximately $18.3 million and $41.5 million, respectively.

           The table below sets forth a summary of net realized and unrealized investment gains (losses) during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$27	$(207)
Equity securities	(37)	104

Total	$(10)	$(103)

Net unrealized gains (losses)
Debt securities	$2,365	$(120)
Equity securities	924	1,541

Total	$3,289	$1,421

(6)	Fair Value Disclosure

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

Index

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

Assets measured at fair value on a recurring basis as of March 31, 2012, presented in accordance with this guidance, are as follows.

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$32,639	$-	$32,639
Obligations of states and political subdivisions	-	2,288	-	2,288
Corporate	68,935	-	-	68,935
International	-	2,422	-	2,422
	68,935	37,349	-	106,284

Equity securities:
Common stocks	18,394	-	-	18,394
	18,394	-	-	18,394

Total debt and equity securities	$87,329	$37,349	$-	$124,678

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a recurring basis as of December 31, 2011, presented in accordance with this guidance, are as follows.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$37,217	$-	$37,217
Obligations of states and political subdivisions	-	2,303	-	2,303
Corporate	63,268	-	-	63,268
International	-	1,523	-	1,523
	63,268	41,043	-	104,311

Equity securities:
Common stocks	18,028	-	-	18,028
	18,028	-	-	18,028

Total debt and equity securities	$81,296	$41,043	$-	$122,339

(7)	Reinsurance Agreements

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

The quota share retrocessionaire reinsurance agreements require American Vehicle to securitize credit, regulatory and business risk. As of December 31, 2010, irrevocable letters of credit fully collateralized by American Vehicle and further guaranteed by the parent company, 21st Century, were replaced by fully funded trust agreements. Fully funded trust agreements totaled $4.8 million and $4.7 million as of March 31, 2012 and December 31, 2011, respectively.

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

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and, as of March 31, 2012 and December 31, 2011, we had outstanding exercisable options to purchase 88,500 and 89,750 shares, respectively.

In 2001, we implemented a franchisee stock option plan that was terminated during September 2008, and provided for the granting of stock options to individuals purchasing Company owned agencies that were then converted to franchised agencies.  The purpose of the plan was to advance our interests by providing an additional incentive to encourage managers of Company owned agencies to purchase the agencies and convert them to franchises. Options outstanding under the plan were granted at prices, which were above the market value of the stock on the date of grant, vested over a ten-year period, and expired ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 988,500 common shares, and, as of March 31, 2012 and December 31, 2011, we had no outstanding exercisable options to purchase shares.

In 2002, we implemented the 2002 Stock Option Plan.  The purpose of this plan is to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, expire six or ten years after the grant date and have vesting periods determined by the Compensation Committee of our Board of Directors. Under this plan, we are authorized to grant options to purchase up to 1,800,000 common shares, and, as of March 31, 2012 and December 31, 2011, we had outstanding exercisable options to purchase 623,500 and 624,700 shares, respectively.

FASB issued guidance requires that when valuing an employee stock option under the Black-Scholes option pricing model, the fair value be based on the option’s expected term and expected volatility rather than the contractual term.  The estimate of the fair value on the grant date should reflect the assumptions marketplace participants now use on the date of the measurement (i.e. grant date).  During 2011, management changed the expected term in the Black –Scholes option pricing model from four years to two years for new options granted.  Management believes that share price volatility over the last two years is more indicative of future share price volatility.  The change has had an immaterial impact on the financial statements.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option plans for the period from January 1, 2010 to March 31, 2012 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	179,000	$2.45
Exercised	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled	(1,250)	$6.67	(1,200)	$2.59
Outstanding at March 31, 2012	88,500	$12.92	623,500	$6.15

Options outstanding as of March 31, 2012 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

March 31, 2012	70,100	$12.92	307,700	$6.15
December 31, 2012	17,700	$12.92	94,564	$6.15
December 31, 2013	700	$12.92	110,380	$6.15
December 31, 2014	-	$-	91,056	$6.15
December 31, 2015	-	$-	19,800	$6.15
December 31, 2016	-	$-	-	$-
Thereafter	-	$-	-	$-
Total options exercisable	88,500		623,500

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2012 and 2011 include the following.

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2012 are lower by approximately $58,000 and $36,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income taxes and net income for the three months ended March 31, 2011 are lower by approximately $62,000 and $39,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended March 31, 2012 would have remained unchanged at $0.13, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.13.

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

There were no options granted during the three months ended March 31, 2012 or 2011, respectively.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	March 31, 2012	March 31, 2011
Dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (in years)	N/A	N/A

Summary information about the Company’s stock options outstanding at March 31, 2012 as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	March 31, 2012	Periods in Years	Exercise Price	March 31, 2012
1998 Plan	$6.67 - $16.59	88,500	1.47	$12.92	70,100
2002 Plan	$2.45 - $18.21	623,500	5.18	$6.15	307,700

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(9)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2012, there were no preferred shares issued or outstanding and there were 7,946,384 shares of common stock outstanding.

(10)	Subsequent Events

The Company is currently reviewing the recently received Florida OIR Report of Examination of Federated National Insurance Company (formerly known as American Vehicle Insurance Company) for the five year period ended December 31, 2010.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “21st Century” “Company,” “we,” “us” and “our,” refers to 21st Century Holding Company and its subsidiaries.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

21st Century Holding Company is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

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

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (954) 581-9993.

Merger of Federated National and American Vehicle

In January 2011, we merged Federated National and our other wholly owned insurance subsidiary, American Vehicle, with Federated National continuing the operations of both entities. As part of its approval of the merger between Federated National and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, Federated National and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

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

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $1.0 million of policy premium, which will renew pursuant to normal underwriting guidelines.

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of March 31, 2012, the Company had approximately 28.9% of its homeowners’ policies located within Tri-County Area.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
The managing general agency fees payable by the Merged Company to Assurance MGA a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

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

During the three months ended March 31, 2012, 86.6%, 7.7%, 3.5% and 2.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2011, 82.5%, 10.3%, 3.6% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Assurance Managing General Agents, Inc. (“Assurance MGA”) a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella and inland marine insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates Federated National and American Vehicle. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the three months ended March 31, 2012.

Insurance Markets in Which We Operate

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

In Florida, more than 200 companies are authorized to underwrite homeowners’ insurance. Several of our competitors include Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Financial Condition
As of March 31, 2012 Compared with December 31, 2011

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

Total investments increased $2.3 million, or 1.8%, to $131.8 million as of March 31, 2012, compared with $129.5 million as of December 31, 2011.

The debt and equity securities that are available-for-sale and carried at fair value represent 95% and 94% of total investments as of March 31, 2012 and of December 31, 2011, respectively.

We did not hold any trading investment securities during the three months ended March 31, 2012.

Below is a summary of net unrealized gains and losses as of March 31, 2012 and December 31, 2011, by category.

	Unrealized Gains and (Losses)
	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$272	$659
Obligations of states and political subdivisions	124	138
Corporate	1,970	1,543
International	(1)	5
	2,365	2,345
Equity securities:
Common stocks	924	(939)

Total debt and equity securities	$3,289	$1,406

The net unrealized gain of $3.3 million is inclusive of $1.6 million of unrealized losses. The $1.6 million of unrealized losses is inclusive of $0.9 million unrealized losses from equity securities and $0.7 million unrealized losses from debt securities.

The $0.9 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of March 31, 2012.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.7 million of unrealized losses from debt securities is related to both corporate and US government bonds.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

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

Pursuant to FASB issued guidance, the Company records the unrealized losses, net of estimated income taxes, that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include, but are not limited to, the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2012, in connection with this process, we have charged approximately $44,000 of  net realized investment losses to operations.

As of March 31, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of March 31, 2012 and December 31, 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2012, 65% of our debt portfolio was in diverse industries and 35% is in United States government bonds.  As of March 31, 2012, approximately 82% of our equity holdings were in equities related to diverse industries and 18% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of March 31, 2012 and December 31, 2011, we have classified $7.2 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of March 31, 2012 and December 31, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

The following table summarizes, by type, our investments as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$32,639	24.75%	$37,217	28.75%
Obligations of states and political subdivisions	2,288	1.74%	2,303	1.77%
Corporate	68,935	52.28%	63,268	48.87%
International	2,422	1.84%	1,523	1.18%
	106,284	80.61%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,062	0.81%	962	0.74%
United States government obligations and authorities	6,109	4.63%	6,166	4.76%
	7,171	5.44%	7,128	5.50%
Total debt securities	113,455	86.05%	111,439	86.07%

Equity securities, at market:	18,394	13.95%	18,028	13.93%
Total investments	$131,849	100.00%	$129,467	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $0.3 million, or 1.8%, to $15.5 million as of March 31, 2012, compared with $15.2 million as of December 31, 2011.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $3.2 million, or 38.6%, to $5.1 million as of March 31, 2012, compared with $8.3 million as of December 31, 2011.  The change is due to $6.6 million of ceded premiums, net of payments to reinsurers, reduced by $9.8 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.7 million, or 30.9%, to $7.3 million as of March 31, 2012, compared with $5.6 million as of December 31, 2011.

Our homeowners’ insurance premiums receivable increased $1.6 million, or 44.3%, to $5.4 million as of March 31, 2012, compared with $3.7 million as of December 31, 2011.

Our commercial general liability insurance premiums receivable decreased $0.2 million, or 13.6%, to $1.0 million as of March 31, 2012, compared with $1.2 million as of December 31, 2011.

Premiums receivable in connection with our automobile line of business increased $0.2 million, or 32.1%, to $1.0 million as of March 31, 2012, compared with $0.8 million as of December 31, 2011.

Our allowance for credit losses remained unchanged at $0.1 million as of March 31, 2012, compared with $0.1 million as of December 31, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, decreased $0.3 million, or 14.7%, to $1.8 million as of March 31, 2012, compared with $2.1 million as of December 31, 2011. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $0.9 million, or 11.3%, to $8.6 million as of March 31, 2012, compared with $7.7 million as of December 31, 2011. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $1.2 million, or 14.1%, to $7.4 million as of March 31, 2012, compared with $8.6 million as of December 31, 2011. Deferred income taxes, net, is comprised of approximately $10.6 million and $12.1 million of deferred tax assets, net of approximately $2.0 million and $3.5 million of deferred tax liabilities as of March 31, 2012 and December 31, 2011. The change in the net deferred tax asset is primarily due to the decrease in the deferred tax assets related to the decreases in the net operating loss carry forward and available-for-sale portfolio, offset by the increase in discounted unearned premiums.

Other Assets

Other assets increased $2.9 million, or 136.2%, to $4.9 million as of March 31, 2012, compared with $2.1 million as of December 31, 2011. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related. The receivable for investments sold is primarily related to common stock sold and not settled at the end of the quarter.

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)

Accrued interest income receivable	$1,006	$1,130
Deposits	67	185
Prepaid expenses	389	432
Receivable for investments sold	3,321	-
Other	165	347
Total	$4,948	$2,094

Unpaid Losses and LAE

Unpaid losses and LAE decreased $4.7 million, or 7.8%, to $55.3 million as of March 31, 2012, compared with $60.0 million as of December 31, 2011. The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,088	$7,888	$15,976	$8,795	$10,652	$19,447
Commercial General Liability	4,530	26,250	30,780	4,225	27,717	31,942
Automobile	3,670	4,882	8,552	3,533	5,061	8,594
Total	$16,288	$39,020	$55,308	$16,553	$43,430	$59,983

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please See “Results of Operations - Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE and management’s revised processes to its estimates based on the results of its analysis of the Company’s claim and loss history and expectations.

Unearned Premium

Unearned premiums increased $6.8 million, or 14.1%, to $54.7 million as of March 31, 2012, compared with $47.9 million as of December 31, 2011. The change was due to a $6.8 million increase in unearned homeowners’ insurance premiums, a less than $0.1 million decrease in unearned flood insurance premiums, a less than $0.1 million increase in unearned commercial general liability premiums, and a $0.1 million decrease in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.4 million, or 12.8%, to $3.2 million as of March 31, 2012, compared with $2.8 million as of December 31, 2011. Premium deposits are monies received on policies not yet in-force as of March 31, 2012.

Income Taxes Payable

Income taxes payable remained unchanged at $0.1 million, as of March 31, 2012 and December 31, 2011.

Bank Overdraft

Bank overdraft decreased $0.7 million, or 8.9%, to $7.2  million as of March 31, 2012, compared with $7.9 million as of December 31, 2011. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.7 million, or 23.8%, to $2.4 million as of March 31, 2012, compared with $3.1 million as of December 31, 2011.  The change from prior year includes decreases of $0.2 million for premium taxes payable, $0.2 million for accrued expenses and $0.3 million from the impact of the timing of payments with our trade vendors.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $4.2 million, or 15.2%, to $31.3 million for the three months ended March 31, 2012, compared with $27.1 million for the three months ended March 31, 2011.  The following table denotes gross premiums written by major product line.

	Three Months Ended March 31,
	2012		2011
	(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$27,086	86.61%	$22,394	82.50%
Commercial General Liability	2,420	7.74%	2,796	10.30%
Federal Flood	1,079	3.45%	985	3.63%
Automobile	689	2.20%	969	3.57%
Gross written premiums	$31,274	100.00%	$27,144	100.00%

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended March 31, 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled $6.7 million and ($1.8) million, respectively. As of March 31, 2012, 65.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $38.2 million (a 31.2% reduction of in-force premium), while 59.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $25.6 million, (a 25.1 % reduction of in-force premium), as of March 31, 2011.

The Company’s increase in the sale of homeowners’ policies by $4.7 million, or 21.0%, to $27.1 million for the three months ended March 31, 2012, compared with $22.4 million for the three months ended March 31, 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 3,700, or 8.4%, to approximately 47,500 as of March 31, 2012, as compared with approximately 43,800 as of December 31, 2011.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of commercial general liability policies decreased by $0.4 million, or 13.4%, to $2.4 million for the three months ended March 31, 2012, compared with $2.8 million for the three months ended March 31, 2011. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by Federated National. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$7	0.30%	$11	0.41%
California	-	0.00%	6	0.20%
Florida	2,275	94.00%	2,429	86.87%
Louisiana	45	1.86%	233	8.34%
Oklahoma	-	0.00%	3	0.10%
Texas	93	3.84%	114	4.08%
Total	$2,420	100.00%	$2,796	100.00%

The Company’s sale of auto insurance policies decreased $0.3 million, or 28.9%, to $0.7 million for the three months ended March 31, 2012, compared with $1.0 million for the three months ended March 31, 2011.

Gross Premiums Ceded

Gross premiums ceded increased $0.4 million, or 23.4%, to $1.9 million for the three months ended March 31, 2012, compared with $1.5 million for the three months ended March 31, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled nothing, $1.1 million, $0.1 million and $0.7 million for the three months ended March 31, 2012, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $0.1 million, $1.0 million and $0.4 million for the three months ended March 31, 2011, respectively.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $9.8 million for the three months ended March 31, 2012, compared with an $11.5 million decrease for the three months ended March 31, 2011. The decreased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $6.7 million for the three months ended March 31, 2012, compared with a $3.0 million increase for the three months ended March 31, 2011. The increased charge to written premium was due to a $6.8 million increase in unearned homeowners’ insurance premiums, a less than $0.1 million decrease in unearned flood premiums, a less than $0.1 million increase in unearned commercial general liability premiums, and a $0.1 million decrease in unearned automobile premiums during the three months ended March 31, 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $1.7 million, or 15.0%, to $12.8 million for the three months ended March 31, 2012, compared with $11.1 million for the three months ended March 31, 2011. The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$10,301	80.36%	$7,991	71.71%
Commercial General Liability	2,344	18.29%	2,750	24.68%
Automobile	173	1.35%	403	3.61%
Net premiums earned	$12,818	100.00%	$11,144	100.00%

The $2.3 million increase in homeowners’ net premiums earned is due to a $4.7 million increase in gross written premium as discussed, a $0.1 million decrease in gross premiums ceded and a $2.5 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.4 million decrease in commercial general liability net premiums earned is a result of a $0.4 million decrease in gross written premium, reflecting the impact our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.1 million increase in gross premiums ceded and a $0.1 million decrease in the net change to unearned premium.

The $0.2 million decrease in automobile net premiums earned is a result of a $0.3 million decrease in gross written premium as discussed, a $0.3 million increase in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income remained unchanged at $0.3 million for the three months ended March 31, 2012 and 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income remained unchanged at $1.0 million for the three months ended March 31, 2012 and 2011.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.7% and 2.9%, respectively, for the three months ended March 31, 2012. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.1%, respectively, for the three months ended March 31, 2011.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.8% and 3.1%, respectively, for the three months ended March 31, 2012.   Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.1% and 3.4%, respectively, for the three months ended March 31, 2011.

See also “Analysis of Financial Condition as of March 31, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Losses

Net realized investment losses were nearly zero for the three months ended March 31, 2012, compared with $0.1 million for the three months ended March 31, 2011.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended March 31, 2012, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations realized investment losses of approximately $44,000, while during the same period in 2011 we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

The table below depicts the net realized investment losses by investment category during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$233	$225
Equity securities	516	319
Total realized gains	749	544

Realized losses:
Debt securities	(206)	(432)
Equity securities	(553)	(215)
Total realized losses	(759)	(647)
Net realized losses on investments	$(10)	$(103)

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

Losses and LAE decreased by $2.7 million, or 32.2%, to $5.7 million for the three months ended March 31, 2012, compared with $8.4 million for the three months ended March 31, 2011. The overall change includes a $1.0 million decrease in our homeowners’ program due to favorable experience based in part on enhanced underwriting and claim processing techniques. The overall change also includes a $1.3 million decrease in our commercial general liability program and a $0.4 million decrease in connection with our automobile program.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,088	$7,888	$15,976	$8,795	$10,652	$19,447
Commercial General Liability	4,530	26,250	30,780	4,225	27,717	31,942
Automobile	3,670	4,882	8,552	3,533	5,061	8,594
Total	$16,288	$39,020	$55,308	$16,553	$43,430	$59,983

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $4.7 million during the three months ended March 31, 2012. This overall change includes a $3.5 million decrease in reserves for our homeowners’ program, a $1.2 million decrease in reserves for our commercial general liability program and a less than $0.1 million decrease in reserves for our automobile program. Decreases for unpaid loss and LAE reserves are primarily attributable to our payment patterns in connection with the settlement of claims for loss and LAE. Other factors influencing the unpaid loss and LAE balance include our claim severity for both the property and liability lines that do not appear to be materializing as planned, as well as improved underwriting processes and claim settling techniques.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended March 31, 2012 was 44.7% compared with 75.8% for the same period in 2011. The favorable decrease to our loss ratio is due to the $2.7 million decrease in losses and LAE measured against the $1.7 million increase in net premium earned during the three months ended March 31, 2012 as compared with the same period in 2010.

The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2012	2011
Homeowners'	42.58%	67.80%
Commercial General Liability	45.28%	84.06%
Automobile	162.43%	178.06%
All lines	44.69%	75.80%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.3 million, or 11.1%, to $2.4 million for the three months ended March 31, 2012, compared with $2.7 million for the three months ended March 31, 2011. The change includes a temporary $0.2 million decrease in rent expense and a $0.1 million decrease in consulting fees.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages remained unchanged at $2.2 million for the three months ended March 31, 2012 and 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $58,000 during the three months ended March 31, 2012 compared with approximately $62,000 for the three months ended March 31, 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.2 million, or 6.5%, to $2.7 million for the three months ended March 31, 2012, compared with $2.9 million for the three months ended March 31, 2011.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $0.6 million for the three months ended March 31, 2012, compared with a $1.2 million provision for income tax benefit for the three months ended March 31, 2011. The effective rate for income taxes was 34.8% for the three months ended March 31, 2012, compared with 36.7% for the three months ended March 31, 2011.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the three months ended March 31, 2012 was $1.1 million compared with a $2.0 million net loss for the three months ended March 31, 2011.

Liquidity and Capital Resources

During the three months ended March 31, 2012, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, decreased deferred income tax expense, increased premium deposits and customer credit balances, amortization of investment premium discount, net, decreased reinsurance recoverable, net and increased income taxes payable. Additional sources of capital included depreciation and amortization, non-cash compensation, a tax benefit related to non-cash compensation, net realized investment losses and a provision for credit losses.

During the three months ended March 31, 2012 and 2011,  operations provided net operating cash flow of $1.1 million and $3.6 million, respectively.

During the three months ended March 31, 2012, operations generated $12.7 million of gross cash flow, due to a $6.7 million increase in unearned premiums, a $3.2 million decrease in prepaid reinsurance premiums, a $0.5 million decrease in deferred income tax expense, a $0.4 million increase in premium deposits and customer credit balances and $0.3 million of amortization of investment premium. Additional sources of cash included a $0.3 million decrease in reinsurance recoverable, net, a less than $0.1 million increase in income tax payable and less than $0.1 million depreciation and amortization, all in conjunction with a $1.1 million net income.

During the three months ended March 31, 2012, operations used $11.6 million of gross cash flow, due to a $4.7 million decrease in unpaid losses and LAE, a $2.9 million increase in other assets and a $1.7 million increase in premiums receivable. Additional uses of cash included a $0.8 million increase in policy acquisition costs, net of amortization, a $0.8 million decrease in accounts payable and accrued expenses and a $0.7 million decrease in bank overdraft.

During the three months ended March 31, 2012 and 2011, net cash used by investing activities was $0.9 million and $4.0 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2012, investing activities generated $18.3 million and used $19.2 million.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2012 and 2011, net financing activities provided less than $0.1 million, respectively. In 2012, the source of cash in connection with financing activities was a less than $0.1 million tax benefit related to non-cash compensation.

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

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2012, approximately 88% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$32,639	24.75%	$37,217	28.75%
Obligations of states and political subdivisions	2,288	1.74%	2,303	1.77%
Corporate	68,935	52.28%	63,268	48.87%
International	2,422	1.84%	1,523	1.18%
	106,284	80.61%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,062	0.81%	962	0.74%
United States government obligations and authorities	6,109	4.63%	6,166	4.76%
	7,171	5.44%	7,128	5.50%
Total debt securities	113,455	86.05%	111,439	86.07%

Equity securities, at market:	18,394	13.95%	18,028	13.93%
Total investments	$131,849	100.00%	$129,467	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March 31, 2012 and December 31, 2011, debt securities had the following quality ratings by S&P or, if not rated by S&P, by Moody’s or Fitch.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$46,094	40.62%	$48,686	43.69%
AA	6,511	5.74%	6,712	6.02%
A	35,248	31.07%	31,960	28.68%
BBB	25,601	22.57%	22,193	19.92%
Not rated	-	0.00%	1,888	1.69%
	$113,454	100.00%	$111,439	100.00%

Index

21st Century Holding Company

The following table summarizes, by maturity, the debt securities as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$10,388	9.16%	$8,328	7.47%
One year to five years	50,087	44.14%	48,176	43.24%
Five years to 10 years	38,423	33.87%	37,380	33.54%
More than 10 years	14,556	12.83%	17,555	15.75%
Total debt securities	$113,454	100.00%	$111,439	100.00%

At March 31, 2012, the weighted average maturity of the debt portfolio was approximately 6.7 years.

The following table provides information about the financial instruments as of March 31, 2012 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2012	2013	2014	2015	2016	2017	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$2,000	$1,793	$863	$1,425	$-	$-	$9,720	$15,801	$17,118
Obligations of states and political subdivisions	300	350	-	-	-	-	1,505	2,155	2,288
Corporate securities	4,493	2,718	6,567	4,520	6,822	5,382	28,723	59,225	65,874
International securities	-	0	295	-	1,097	-	897	2,289	2,422
Collateralized mortgage obligations	131	950	8,514	9,586	3,333	1,450	0	23,964	25,753
Equity securities, at market	-	-	-	-	-	-	-	-	18,394
All investments	$6,924	$5,811	$16,239	$15,531	$11,252	$6,832	$40,845	$103,434	$131,849

Weighted average interest rate by expected maturity:
United States government obligations and authorities	4.38%	3.31%	1.21%	1.78%	0.00%	0.00%	3.51%	3.32%
Obligations of states and political subdivisions	5.50%	2.04%	0.00%	0.00%	0.00%	0.00%	4.87%	4.50%
Corporate securities	3.50%	3.84%	5.47%	4.12%	3.75%	5.11%	5.97%	5.15%
International securities	0.00%	0.00%	1.75%	0.00%	3.24%	0.00%	4.67%	3.61%
Collateralized mortgage obligations	4.50%	4.77%	4.96%	4.74%	4.83%	3.50%	0.00%	4.76%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.86%	3.72%	4.91%	4.29%	4.02%	4.77%	5.32%	4.73%

Index

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2012.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

21st Century Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

Item 5

Other Information

(a) None

(b) None

Index

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

Date: May 15, 2012

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