Form 10-Q
period 2012-06-30
21ST CENTURY HOLDING CO
filed 2012-08-14
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012
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

Common Stock, $.01 par value –7,947,384 outstanding as of August 14, 2012

21ST CENTURY HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1	Financial Statements

21st CENTURY HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2012	December 31, 2011
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$109,954	$104,311
Debt maturities, held to maturity, at amortized cost	7,113	7,128
Equity securities, available for sale, at fair value	18,533	18,028

Total investments	135,600	129,467

Cash and short term investments	21,430	15,205
Prepaid reinsurance premiums	2,421	8,339
Premiums receivable, net of allowance for credit losses of $59 and $73, respectively	8,094	5,616
Reinsurance recoverable, net	1,697	2,087
Deferred policy acquisition costs	9,436	7,718
Deferred income taxes, net	6,105	8,612
Property, plant and equipment, net	805	842
Other assets	1,944	2,094

Total assets	$187,532	$179,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$53,000	$59,983
Unearned premiums	61,601	47,933
Premiums deposits and customer credit balances	2,246	2,804
Bank overdraft	5,846	7,930
Income taxes payable	39	77
Accounts payable and accrued expenses	2,128	3,109

Total liabilities	124,860	121,836

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,947,384 and 7,946,384, respectively	79	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,088	50,940
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	2,763	877
Total accumulated other comprehensive income	2,763	877
Retained earnings	8,742	6,248
Total shareholders' equity	62,672	58,144
Total liabilities and shareholders' equity	$187,532	$179,980

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$33,071	$28,002	$64,345	$55,146
Gross premiums ceded	(11,727)	(13,510)	(13,585)	(15,015)

Net premiums written	21,344	14,492	50,760	40,131

Increase (decrease) in prepaid reinsurance premiums	269	886	(9,581)	(10,634)
Increase in unearned premiums	(6,920)	(3,718)	(13,668)	(6,693)

Net change in prepaid reinsurance premiums and unearned premiums	(6,651)	(2,832)	(23,249)	(17,327)

Net premiums earned	14,693	11,660	27,511	22,804
Commission income	396	309	701	605
Finance revenue	127	116	241	236
Managing general agent fees	561	452	1,095	913
Net investment income	935	1,054	1,896	2,023
Net realized investment (losses) gains	(218)	442	(228)	339
Regulatory assessments recovered	-	3	-	109
Other income	329	140	349	271

Total revenue	16,823	14,176	31,565	27,300

Expenses:
Losses and LAE	7,136	7,818	12,864	16,265
Operating and underwriting expenses	2,371	2,544	4,781	5,257
Salaries and wages	1,995	1,891	4,206	4,089
Policy acquisition costs - amortization	2,981	3,039	5,729	5,978

Total expenses	14,483	15,292	27,580	31,589

Income (loss) before provision for income tax expense (benefit)	2,340	(1,116)	3,985	(4,289)
Provision for income tax expense (benefit)	918	(311)	1,491	(1,477)

Net income (loss)	$1,422	$(805)	$2,494	$(2,812)

Net income (loss) per share - basic	$0.18	$(0.10)	$0.31	$(0.35)

Net income (loss) per share - diluted	$0.18	$(0.10)	$0.31	$(0.35)

Weighted average number of common shares outstanding - basic	7,947,252	7,946,384	7,946,820	7,946,384

Weighted average number of common shares outstanding - diluted	7,993,763	7,946,384	7,979,084	7,946,384

Dividends paid per share	$-	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June,		Six Months Ended June,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
	Pretax		Pretax
Net income (loss)	$1,422	$(805)	$2,494	$(2,812)

Change in net unrealized gains on investments available for sale	1,140	626	3,023	1,213

Comprehensive income (loss) before tax	2,562	(179)	5,517	(1,599)

Income tax expense related to items of other comprehensive income (loss)	(430)	(235)	(1,138)	(456)

Comprehensive income (loss)	$2,132	$(414)	$4,379	$(2,055)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

21ST CENTURY HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$2,494	$(2,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premium discount, net	681	642
Depreciation and amortization of property plant and equipment, net	96	97
Net realized investment losses (gains)	228	(339)
Non-cash impairment recognition	44	-
(Recovery) provision for credit losses, net	(8)	16
Provision (recovery) for uncollectible premiums receivable	14	(51)
Non-cash compensation	95	105
Changes in operating assets and liabilities:
Premiums receivable	(2,492)	(1,244)
Prepaid reinsurance premiums	5,920	8,129
Reinsurance recoverable, net	390	2,972
Deferred income tax expense, net of other comprehensive income	1,369	(1,495)
Policy acquisition costs, net of amortization	(1,718)	(1,056)
Other assets	158	(124)
Unpaid losses and LAE	(6,983)	(1,798)
Unearned premiums	13,668	6,693
Premium deposits and customer credit balances	(559)	61
Income taxes payable	(39)	-
Bank overdraft	(2,082)	1,481
Accounts payable and accrued expenses	(980)	857
Net cash provided by operating activities	10,296	12,134
Cash flow used by investing activities:
Proceeds from sale of investment securities	42,808	55,587
Purchases of investment securities available for sale	(46,871)	(61,760)
Purchases of property and equipment	(60)	(69)
Net cash used by investing activities	(4,123)	(6,242)
Cash flow provided by financing activities:
Exercised stock options	4	-
Tax benefit related to non-cash compensation	48	44
Net cash provided by financing activities	52	44
Net increase in cash and short term investments	6,225	5,936
Cash and short term investments at beginning of period	15,205	16,206
Cash and short term investments at end of period	$21,430	$22,142

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

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, allied lines and various other lines of insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Our primary insurance subsidiary is Federated National Insurance Company (“Federated National”). Federated National is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  Federated National is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states.

Federated National operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $0.5 million of policy premium.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of June 30, 2012, the Company had approximately 25.0% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Assurance Managing General Agents, Inc. (“Assurance MGA”) a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 2% of gross written to further support the Federated National’s results of operations.  This will have no impact on the Company’s consolidated financial results.

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

During the three months ended June 30, 2012, 85.5%, 7.7%, 4.4% and 2.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2011, 80.5%, 10.1%, 4.6% and 4.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the six months ended June 30, 2012, 86.1%, 7.7%, 3.9% and 2.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2011, 81.5%, 10.2%, 4.1% and 4.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

We are focusing our marketing efforts on continuing to expand our distribution network while maintaining our commitment to long-term relationships. We market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Assurance MGA a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through Assurance MGA’s existing network of agents.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, Federated National. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Until June 2011, our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”), offered premium financing to our own and third-party insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the six months ended June 30, 2012.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of operations and cash flows for the periods presented.

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

Index

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, (iii) the valuation of investments and (iv) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2011, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 30, 2012.

We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity. The accounting treatment for held-to-maturity investments is to carry them at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for the sale in the near term. The accounting treatment for trading securities is to carry them at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments. The accounting treatment for available-for-sale securities is to carry them at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income” and the components of other comprehensive income are presented in a statement separate from and consecutive with the statement of operations.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2012 and December 31, 2011. Changes in interest rates subsequent to June 30, 2012 and December 31, 2011 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2012 and December 31, 2011 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Impact of New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-05: Comprehensive Income (Topic 220):  Presentation of Comprehensive Income. The guidance in this ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance in this ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Upon adoption, this update is to be applied retrospectively and is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the six months ended June 30, 2012 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), Florida Hurricane Catastrophe Fund (“FHCF”) and Florida Joint Underwriters Insurance Association (“JUA”). As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA.

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

Federated National is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. Federated National was not assessed by the JUA Plan during 2012 or 2011.  Future assessments by this association are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $6.1 million and $8.6 million as of June 30, 2012 and December 31, 2011, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At June 30, 2012, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2012	183
2013	373
2014	380
2015	388
2016	395
2017	151
Total	$1,870

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to the insured claims activity.

(5) Investments

Total investments increased $6.1 million, or 4.7%, to $135.6 million as of June 30, 2012, compared with $129.5 million as of December 31, 2011.

We account for our investment securities consistent with FASB issued guidance that requires our securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of June 30, 2012, compared with 94% as of December 31, 2011.

We did not hold any trading investment securities during the six months ended June 30, 2012.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended June 30, 2012; in connection with this process we have charged $44,000 of net realized investment losses to operations during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of June 30, 2012 and December 31, 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2012, 63% of our debt portfolio was in diverse industries and 37% is in United States government bonds.  As of June 30, 2012, approximately 93% of our equity holdings were in equities related to diverse industries and 7% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of June 30, 2012 and December 31, 2011, we have classified $7.1 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of June 30, 2012 and December 31, 2011.

During the three and six months ended June 30, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

 (A) Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,549	27.69%	$37,217	28.75%
Obligations of states and political subdivisions	3,956	2.92%	2,303	1.77%
Corporate	66,453	49.01%	63,268	48.87%
International	1,996	1.47%	1,523	1.18%
	109,954	81.09%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,115	0.82%	962	0.74%
United States government obligations and authorities	5,998	4.42%	6,166	4.76%
	7,113	5.24%	7,128	5.50%
Total debt securities	117,067	86.33%	111,439	86.07%

Equity securities, at market:	18,533	13.67%	18,028	13.93%
Total investments	$135,600	100.00%	$129,467	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$315	$11,548	$200	$7,720
Equity securities	144	1,015	418	2,260
Total realized gains	459	12,563	618	9,980

Debt securities	(109)	4,371	-	-
Equity securities	(568)	3,725	(176)	1,055
Total realized losses	(677)	8,096	(176)	1,055

Net realized (losses) gains on investments	$(218)	$20,659	$442	$11,035

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012		2011
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$548	$18,044	$425	$29,453
Equity securities	660	4,088	737	4,249
Total realized gains	1,208	22,132	1,162	33,702

Debt securities	(315)	9,413	(432)	13,833
Equity securities	(1,121)	5,391	(391)	2,527
Total realized losses	(1,436)	14,804	(823)	16,360

Net realized (losses) gains on investments	$(228)	$36,936	$339	$50,062

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at June 30, 2012 and December 31, 2011 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,484	$1,068	$3	$37,549
Obligations of states and political subdivisions	3,751	211	6	3,956
Corporate	63,745	2,785	77	66,453
International	1,983	26	13	1,996
	$105,963	$4,090	$99	$109,954

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,998	$199	$-	$6,197
Corporate	1,115	53	-	1,168
	$7,113	$252	$-	$7,365

Equity securities - common stocks	$18,097	$1,739	$1,303	$18,533

December 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,558	$686	$27	$37,217
Obligations of states and political subdivisions	2,165	138	-	2,303
Corporate	61,724	1,934	390	63,268
International	1,519	9	5	1,523
	$101,966	$2,767	$422	$104,311

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,166	$249	$-	$6,415
Corporate	962	39	1	1,000
	$7,128	$288	$1	$7,415

Equity securities - common stocks	$18,966	$1,057	$1,995	$18,028

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of June 30, 2012.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(3)	$(3)	$-
Obligations of states and political subdivisions	(6)	(6)	-
Corporate	(77)	(68)	(9)
International	(13)	(13)	-
	(99)	(90)	(9)
Equity securities:
Common stocks	(1,303)	(971)	(332)

Total debt and equity securities	$(1,402)	$(1,061)	$(341)

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

Below is a summary of debt securities at June 30, 2012 and December 31, 2011, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$8,950	$9,056	$8,284	$8,376
Due after one through five years	53,209	54,689	47,294	48,314
Due after five through ten years	36,460	38,308	36,525	37,448
Due after ten years	14,457	15,266	16,991	17,588

Total	$113,076	$117,319	$109,094	$111,726

Index

 21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,000,903 and $63,965, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of June 30, 2012, as required by law for Federated National, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$850	$957
Dividends on equity securities	84	96
Interest on cash and cash equivalents	1	1

Total investment income	$935	$1,054

Net realized (losses) gains	$(218)	$442

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended June 30, 2012 and 2011, were approximately $24.6 million and $11.0 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$1,724	$1,855
Dividends on equity securities	166	166
Interest on cash and cash equivalents	6	2

Total investment income	$1,896	$2,023

Net realized (losses) gains	$(228)	$339

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the six months ended June 30, 2012 and 2011, were approximately $42.8 million and $50.1 million, respectively.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized and unrealized investment gains (losses) during the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Net realized (losses) gains
Debt securities	$206	$200
Equity securities	(424)	242

Total	$(218)	$442

Net unrealized gains
Debt securities	$3,991	$1,193
Equity securities	436	855

Total	$4,427	$2,048

The table below sets forth a summary of net realized and unrealized investment gains (losses) during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Net realized (losses) gains
Debt securities	$233	$(7)
Equity securities	(461)	346

Total	$(228)	$339

Net unrealized gains
Debt securities	$3,991	$1,193
Equity securities	436	855

Total	$4,427	$2,048

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis as of June 30, 2012, presented in accordance with this guidance, are as follows.

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$37,549	$-	$37,549
Obligations of states and political subdivisions	-	3,956	-	3,956
Corporate	66,453	-	-	66,453
International	-	1,996	-	1,996
	66,453	43,501	-	109,954

Equity securities:
Common stocks	18,533	-	-	18,533
	18,533	-	-	18,533

Total debt and equity securities	$84,986	$43,501	$-	$128,487

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

(7) Reinsurance Agreements

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities. Our primary property line that is subject to catastrophic reinsurance is Homeowners Multiple Peril. Federated National cedes these risks to reinsurance participants from Bermuda and Europe as well as to the FHCF.

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

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF continues to restrict its reinsurance capacity and is expected to continue constricting capacity for future seasons. This gradual restriction is requiring us to replace that capacity with more expensive private market reinsurance. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech, Inc. (“Demotech”). The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed and is subject to Florida OIR approval.

For the 2012–2013 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $308.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $226.0 million, with the Company retaining the first $8.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $137.7 million, or 44.8% of the $308.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2012-2013 hurricane season, inclusive of approximately $9.6 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $40.7 million.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The 2012-2013 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) and S&P ratings are listed in the table as follows.

Reinsurer	A.M. Best Rating		S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
Everest Reinsurance Company	A+			A+
Houston Casualty Company, (UK Branch)	A+	*		AA
Munich Reinsurance America, Inc.	A+			AA-
Odyssey Reinsurance Company	A			A-

BERMUDA
ACE Tempest Reinsurance Limited	A+	*		AA-
Arch Reinsurance Limited	A+	*		A+
Ariel Reinsurance Bermuda Limited for and on Behalf of Ariel Syndicate 1910 (ARE)	A-	*		NR
DaVinci Reinsurance Limited	A	*		A+
JC Re Limited (Juniperus & fka Actua Re Limited)	NR	*	**	NR
Montpelier Reinsurance Limited	A-			A-
Nephila (via Allianz Risk Transfer AG, Bermuda Branch)	NR			AA-
Platinum Underwriters Bermuda Limited	A	*		A-
Renaissance Reinsurance Limited	A+	*		AA-

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A			A+
Ariel Syndicate No. 1910 (ARE)	A	*		A+
ARK Syndicate No. 3902 (NOA)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Kiln Syndicate No. 510 (KLN)	A			A+
Liberty Syndicates Services Limited Paris, for and on Behalf of Lloyd's Syndicate No. 4472 (LIB)	NR			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
Tokio Marine Kiln Syndicate No. 1880 (TMK)	A			A+
Torus Syndicate No. 1301 (TUL)	A			A+

EUROPE
Amlin Bermuda (Branch of Amlin AG)	A			A
Flagstone Reassurance Suisse SA	A-			NR
SCOR Global P&C Zurich Branch	A			A

* Reinstatement Premium Protection Program Participants

** Participant will fund a trust agreement for their exposure with cash and U.S. Government obligations of American institutions at fair market value.

For the 2011–2012 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $298.0 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $226.0 million, with the Company retaining the first $7.0 million of losses and LAE for each event. The reinsurance program included coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $154.1 million, or 51.7% of the $298.0 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

The estimated cost to the Company for the excess of loss reinsurance products for the 2011-2012 hurricane season, inclusive of approximately $11.7 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $39.7 million.

The 2011-2012 private reinsurance companies and their respective A.M. Best and S&P ratings are listed in the table as follows.

Reinsurer	A.M. Best Rating		S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
Everest Reinsurance Company	A+			A+
Houston Casualty Company, (UK Branch)	A+			AA
Munich Reinsurance America, Inc.	A+			AA-
Odyssey Reinsurance Company	A			A-
QBE Reinsurance Corporation	A			A+

BERMUDA
ACE Tempest Reinsurance Limited	A+	*		A+
Arch Reinsurance Limited	A			A+
Ariel Reinsurance Company Limited, Bermuda	A-	*		A-
DaVinci Reinsurance Limited	A	*		A+
D.E. Shaw Re (Bermuda) Limited	NR		**	NR
JC Re Ltd (Juniperus & fka Actua Re Limited)	NR	*	**	NR
Montpelier Reinsurance Limited	A-			A-
Renaissance Reinsurance Limited	A+	*		AA-
Torus Insurance (Bermuda) Limited	A-	*		NR

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A	*		A+
Antares Syndicate No. 1274 (AUL)	A			A+
Arrow Syndicate No. 1910 (ARW)	A	*		A+
Broadgate Syndicate No. 1301 (BGT)	A			A+
Liberty Syndicates Services Limited Paris, for and on Behalf of Lloyd's Syndicate No. 4472 (LIB)	A			A+
MAP Underwriting Syndicate No. 2791 (MAP)	A	*		A+
Novae Syndicate No. 2007 (NVA)	A			A+

EUROPE
Amlin Bermuda ( Branch of Amlin AG)	A			A
Flagstone Reassurance Suisse SA	A-			NR
Lansforsakringar Sak Forsakringsaktiebolag (publ)	NR-5			A
SCOR Global P&C Zurich Branch	A			A

* Reinstatement Premium Protection Program Participants

** Participant will fund a trust agreement for their exposure with cash and U.S. Government obligations of American institutions at fair market value.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Annually, the cost and amounts of reinsurance are based on management's analysis of Federated National's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2011 change to total limits was an increase of $172.2 million of total insured value or 1.4 % and the change to reinsurance premiums was an increase of $0.5 million or 1.1%. The September 30, 2010 change to total limits was an increase of $10.3 million of probable maximum loss or 2.9% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. These adjustments are amortized over the remaining underlying policy term.

To date, we have made no claims asserted against our reinsurers in connection with the 2012–2013 and 2011–2012 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require Federated National to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.7 million as of June 30, 2012 and December 31, 2011.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

(8) Unpaid Losses And LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and Incurred but Not Yet Reported (“IBNR”).

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)

Balance at January 1	$59,983	$66,529
Less reinsurance recoverables	(2,088)	(6,810)
Net balance at January 1	$57,895	$59,719

Incurred related to
Current year	$14,701	$31,893
Prior years	(1,837)	(997)
Total incurred	$12,864	$30,896

Paid related to
Current year	$4,504	$13,672
Prior years	15,343	19,048
Total paid	$19,847	$32,720

Net balance at period end	$50,912	$57,895
Plus reinsurance recoverables	2,088	2,088
Balance at period end	$53,000	$59,983

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.8 million for the six months ended June 30, 2012 and $1.0 million for the year ended December 31, 2011.

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

Pursuant to our stock option plans, we have a total 843,500 outstanding options, as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2012	Periods in Years	Exercise Price	June 30, 2012
1998 Plan	$8.67 - $16.59	78,500	1.22	$12.73	67,100
2002 Plan	$2.45 - $18.21	765,000	6.23	$5.36	280,400

FASB issued guidance requires that when valuing an employee stock option under the Black-Scholes option pricing model, the fair value be based on the option’s expected term and expected volatility rather than the contractual term.  The estimate of the fair value on the grant date should reflect the assumptions marketplace participants now use on the date of the measurement (i.e. grant date).  During 2011, management changed the expected term in the Black–Scholes option pricing model from four years to two years for new options granted.  Management believes that share price volatility over the last two years is more indicative of future share price volatility.  The change has had an immaterial impact on the financial statements.

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option plans for the period from January 1, 2010 to June 30, 2012 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	179,000	$2.45
Exercised	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15
Granted	-	$-	181,500	$4.40
Exercised	-	$-	(1,000)	$3.30
Cancelled	(11,250)	$13.54	(40,200)	$13.17
Outstanding at June 30, 2012	78,500	$12.92	765,000	$6.15

Options outstanding as of June 30, 2012 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

June 30, 2012	67,100	$12.92	280,400	$6.15
December 31, 2012	10,700	$12.92	87,863	$6.15
December 31, 2013	700	$12.92	168,388	$6.15
December 31, 2014	-	$-	149,049	$6.15
December 31, 2015	-	$-	79,300	$6.15
December 31, 2016	-	$-	-	$-
Thereafter	-	$-	-	$-
Total options exercisable	78,500		765,000

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

Index

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2012 are lower by approximately $70,000 and $44,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income taxes and net income for the three months ended June 30, 2011 are lower by approximately $55,000 and $34,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2012 are lower by approximately $128,000 and $80,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income taxes and net income for the six months ended June 30, 2011 are lower by approximately $118,000 and $73,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended June 30, 2012 would have been $0.19, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.18.  Basic and diluted earnings per share for the three months ended June 30, 2011 would have remained unchanged at ($0.10), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.10).

Basic and diluted earnings per share for the six months ended June 30, 2012 would have been $0.32, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.31.  Basic and diluted earnings per share for the six months ended June 30, 2011 would have been ($0.34), if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of ($0.35).

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

There were 181,500 options granted during the three months ended June 30, 2012, as compared with none during the three months ended June 30, 2011. There were no options granted during the three months ended March 31, 2012 or 2011.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	June 30, 2012	June 30, 2011
Dividend yield	N/A	N/A
Expected volatility	39.79	N/A
Risk-free interest rate	0.28	N/A
Expected life (in years)	4.45	N/A

Index

21st Century Holding Company
Notes to Condensed Consolidated Financial Statements

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2012, there were no preferred shares issued or outstanding and there were 7,947,384 shares of common stock outstanding.

(11) Subsequent Events

There were no subsequent events.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, personal and commercial automobile, allied lines and various other lines of insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Our primary insurance subsidiary is Federated National Insurance Company (“Federated National”). Federated National is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, Federated National is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  Federated National is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states.

 Federated National operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (954) 581-9993.

Merger of Federated National and American Vehicle

In January 2011, we merged Federated National and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with Federated National, continuing the operations of both entities. In connection with this merger, the Company, Federated National and American Vehicle entered into a consent order with the Florida Office of Insurance Regulation (“Florida OIR”) pursuant to which we agreed to certain restrictions on our business operations. See Footnote “(1) Organization and Business”.

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

During the three months ended June 30, 2012, 85.5%, 7.7%, 4.4% and 2.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2011, 80.5%, 10.1%, 4.6% and 4.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the six months ended June 30, 2012, 86.1%, 7.7%, 3.9% and 2.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2011, 81.5%, 10.2%, 4.1% and 4.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

We are focusing our marketing efforts on expanding our distribution network. We market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

Assurance Managing General Agents, Inc. (“Assurance MGA”) a wholly owned subsidiary of the Company, acts as Federated National’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. Assurance MGA has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through Assurance MGA’s existing network of agents.

Assurance MGA earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. Assurance MGA earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, Federated National. During the fourth quarter of 2010, Assurance MGA, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Until June 2011, our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”), offered premium financing to our own and third-party insureds. Premium financing was marketed through our distribution network of general agents and independent agents.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over 50 different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the six months ended June 30, 2012.

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

Significant competition also emerged because of fundamental changes made to the property and casualty insurance business in Florida, in recent years, which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in Florida. Secondly, the law provided for rate relief to all policyholders. The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended June 30, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of June 30, 2012 Compared with December 31, 2011

Total Investments

Total investments increased $6.1 million, or 4.7%, to $135.6 million as of June 30, 2012, compared with $129.5 million as of December 31, 2011.

We account for our investment securities consistent with FASB issued guidance that requires our securities be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of June 30, 2012, compared with 94% as of December 31, 2011.

We did not hold any trading investment securities during the six months ended June 30, 2012.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains and losses as of June 30, 2012 and December 31, 2011, by category.

	Unrealized Gains and (Losses)
	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$1,064	$659
Obligations of states and political subdivisions	205	138
Corporate	2,709	1,543
International	13	5
	3,991	2,345

Equity securities:
Common stocks	436	(939)

Total debt and equity securities	$4,427	$1,406

The net unrealized gain of $4.4 million is inclusive of $1.4 million of unrealized losses. The $1.4 million of unrealized losses is inclusive of $1.3 million unrealized losses from equity securities and $0.1 million unrealized losses from debt securities.

The $1.3 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of June 30, 2012.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The $0.1 million of unrealized losses from debt securities is related to corporate bonds.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended June 30, 2012; in connection with this process we have charged $44,000 of net realized investment losses to operations during the six months ended June 30, 2012.

As of June 30, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of June 30, 2012 and December 31, 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2012, 63% of our debt portfolio was in diverse industries and 37% is in United States government bonds.  As of June 30, 2012, approximately 93% of our equity holdings were in equities related to diverse industries and 7% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of June 30, 2012 and December 31, 2011, we have classified $7.1 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of June 30, 2012 and December 31, 2011.

During the three and six months ended June 30, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

The following table summarizes, by type, our investments as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,549	27.69%	$37,217	28.75%
Obligations of states and political subdivisions	3,956	2.92%	2,303	1.77%
Corporate	66,453	49.01%	63,268	48.87%
International	1,996	1.47%	1,523	1.18%
	109,954	81.09%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,115	0.82%	962	0.74%
United States government obligations and authorities	5,998	4.42%	6,166	4.76%
	7,113	5.24%	7,128	5.50%
Total debt securities	117,067	86.33%	111,439	86.07%

Equity securities, at market:	18,533	13.67%	18,028	13.93%
Total investments	$135,600	100.00%	$129,467	100.00%

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $6.2 million, or 40.9%, to $21.4 million as of June 30, 2012, compared with $15.2 million as of December 31, 2011. Cash and short-term investments increased primarily due to the sale of treasury-linked securities not yet reinvested and due to the timing of reinsurance payments.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $5.9 million, or 71.0%, to $2.4 million as of June 30, 2012, compared with $8.3 million as of December 31, 2011.  The change is due to $3.7 million of ceded premiums, net of payments to reinsurers, reduced by $9.6 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.5 million, or 44.1%, to $8.1 million as of June 30, 2012, compared with $5.6 million as of December 31, 2011. Our homeowners’ insurance premiums receivable increased $2.2 million, or 57.6%, to $5.9 million as of June 30, 2012, compared with $3.7 million as of December 31, 2011. Our commercial general liability insurance premiums receivable decreased $0.3 million, or 24.5%, to $0.9 million as of June 30, 2012, compared with $1.2 million as of December 31, 2011. Premiums receivable in connection with our automobile line of business increased $0.6 million, or 78.9%, to $1.4million as of June 30, 2012, compared with $0.8 million as of December 31, 2011. Our allowance for credit losses remained unchanged at $0.1 million as of June 30, 2012, compared with $0.1 million as of December 31, 2011.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $0.4 million, or 18.7%, to $1.7 million as of June 30, 2012, compared with $2.1 million as of December 31, 2011. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $1.7 million, or 22.3%, to $9.4 million as of June 30, 2012, compared with $7.7 million as of December 31, 2011. The change is due primarily to the increase in unearned premiums.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $2.5 million, or 29.1%, to $6.1 million as of June 30, 2012, compared with $8.6 million as of December 31, 2011. Deferred income taxes, net, is comprised of approximately $8.8 million and $10.6 million of deferred tax assets, net of approximately $2.7 million and $2.0 million of deferred tax liabilities as of June 30, 2012 and December 31, 2011. The change in the net deferred tax asset is primarily due to the decrease in the deferred tax assets related to the decreases in the net operating loss carry forward and available-for-sale portfolio, offset by the increase in discounted unearned premiums.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased $0.2 million, or 7.2%, to $1.9 million as of June 30, 2012, compared with $2.1 million as of December 31, 2011. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related. The receivable for investments sold is primarily related to common stock sold and not settled at the end of the quarter.

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)

Accrued interest income receivable	$1,070	$1,130
Deposits	90	185
Prepaid expenses	516	432
Receivable for investments sold	101	-
Other	167	347
Total	$1,944	$2,094

Unpaid Losses and LAE

Unpaid losses and LAE decreased $7.0 million, or 11.6%, to $53.0 million as of June 30, 2012, compared with $60.0 million as of December 31, 2011. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,258	$8,296	$17,554	$8,795	$10,652	$19,447
Commercial General Liability	3,967	22,930	26,897	4,225	27,717	31,942
Automobile	3,506	5,043	8,549	3,533	5,061	8,594
Total	$16,731	$36,269	$53,000	$16,553	$43,430	$59,983

Please See “Results of Operations - Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE and management’s revised processes to its estimates based on the results of its analysis of the Company’s claim and loss history and expectations.

Unearned Premium

Unearned premiums increased $13.7 million, or 28.5%, to $61.6 million as of June 30, 2012, compared with $47.9 million as of December 31, 2011. The change was due to a $13.2 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood insurance premiums, a $0.2 million increase in unearned commercial general liability premiums, and a less than $0.1 million increase in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $0.6 million, or 19.9%, to $2.2 million as of June 30, 2012, compared with $2.8 million as of December 31, 2011. Premium deposits are monies received on policies not yet in-force as of June 30, 2012.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes Payable

Income taxes payable remained unchanged at less than $0.1 million, as of June 30, 2012 and December 31, 2011.

Bank Overdraft

Bank overdraft decreased $2.1 million, or 26.3%, to $5.8 million as of June 30, 2012, compared with $7.9 million as of December 31, 2011. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $1.0 million, or 31.5%, to $2.1 million as of June 30, 2012, compared with $3.1 million as of December 31, 2011.  The change from prior year is primarily due to the $1.0 million decrease in the payable for bonds purchased but not settled.

Results of Operations
Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $5.1 million, or 18.1%, to $33.1 million for the three months ended June 30, 2012, compared with $28.0 million for the three months ended June 30, 2011.  The following table denotes gross premiums written by major product line.

	Three Months Ended June 30,
	2012		2011
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$28,283	85.52%	$22,568	80.59%
Commercial General Liability	2,533	7.66%	2,819	10.07%
Federal Flood	1,452	4.39%	1,274	4.55%
Automobile	803	2.43%	1,341	4.79%
Gross written premiums	$33,071	100.00%	$28,002	100.00%

The Company’s increase in the sale of homeowners’ policies by $5.7 million, or 25.3%, to $28.3 million for the three months ended June 30, 2012, compared with $22.6 million for the three months ended June 30, 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 5,400, or 11.4%, to approximately 52,900 as of June 30, 2012, compared with approximately 47,500 as of March 31, 2012.  This increase is due to increased marketing efforts and a change in our underwriting process.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended June 30, 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled $7.7 million and $0.8 million, respectively. As of June 30, 2012, 68.4% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $45.9 million (a 33.5% reduction of in-force premium), while 60.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.4 million, (a 25.6% reduction of in-force premium), as of June 30, 2011.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s sale of commercial general liability policies decreased by $0.3 million, or 10.2%, to $2.5 million for the three months ended June 30, 2012, compared with $2.8 million for the three months ended June 30, 2011. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by Federated National. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$25	0.99%	$15	0.53%
Florida	2,342	92.46%	2,339	82.97%
Louisiana	53	2.09%	286	10.15%
Texas	113	4.46%	179	6.35%
Total	$2,533	100.00%	$2,819	100.00%

The Company’s sale of auto insurance policies decreased $0.5 million, or 40.1%, to $0.8 million for the three months ended June 30, 2012, compared with $1.3 million for the three months ended June 30, 2011.

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

Gross Premiums Ceded

Gross premiums ceded decreased $1.8 million, or 13.2%, to $11.7 million for the three months ended June 30, 2012, compared with $13.5 million for the three months ended June 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $9.6 million, $1.4 million, $0.1 million and $0.6 million for the three months ended June 30, 2012, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $11.8 million, $1.3 million and $0.4 million for the three months ended June 30, 2011, respectively.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $0.3 million for the three months ended June 30, 2012, compared with a $0.9 million increase for the three months ended June 30, 2011. The decreased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increase in Unearned Premiums

The increase in unearned premiums was $6.9 million for the three months ended June 30, 2012, compared with a $3.7 million increase for the three months ended June 30, 2011. The increased charge to written premium was due to a $6.3 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood premiums, a $0.2 million increase in unearned commercial general liability premiums, and a $0.1 million increase in unearned automobile premiums during the three months ended June 30, 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $3.0 million, or 26.0%, to $14.7 million for the three months ended June 30, 2012, compared with $11.7 million for the three months ended June 30, 2011. The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$12,244	83.33%	$8,405	72.08%
Commercial General Liability	2,280	15.52%	2,698	23.14%
Automobile	169	1.15%	557	4.78%
Net premiums earned	$14,693	100.00%	$11,660	100.00%

The $3.8 million increase in homeowners’ net premiums earned is due to a $5.7 million increase in gross written premium, a $2.2 million decrease in gross premiums ceded and a $4.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.4 million decrease in commercial general liability net premiums earned is a result of a $0.3 million decrease in gross written premium and a $0.1 million increase in gross premiums ceded.

The $0.4 million decrease in automobile net premiums earned is a result of a $0.5 million decrease in gross written premium, a $0.1 million increase in gross premiums ceded and a $0.2 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.1 million, or 28.2%, to $0.4 million for the three months ended June 30, 2012, compared with $0.3 million for the three months ended June 30, 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income decreased $0.2 million, or 11.1%, to $0.9 million for the three months ended June 30, 2012, compared with $1.1 million for the three months ended June 30, 2011.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.8%, respectively, for the three months ended June 30, 2012. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.2% respectively, for the three months ended June 30, 2011.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.7% and 2.9%, respectively, for the three months ended June 30, 2012.   Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.3% and 3.5%, respectively, for the three months ended June 30, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also “Analysis of Financial Condition as of June 30, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment (Losses) Gains

Net realized investment losses totaled $0.2 million for the three months ended June 30, 2012, compared with net realized investment gains of $0.4 million during the three months ended June 30, 2011.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended June 30, 2012 and June 30, 2011 respectively, pursuant to guidelines prescribed in FASB issued guidance, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

The table below depicts the net realized investment (losses) gains by investment category during the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$315	$200
Equity securities	144	418
Total realized gains	459	618

Realized losses:
Debt securities	(109)	0
Equity securities	(568)	(176)
Total realized losses	(677)	(176)
Net realized (losses) gains on investments	$(218)	$442

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

Losses and LAE decreased by $0.7 million, or 8.7%, to $7.1 million for the three months ended June 30, 2012, compared with $7.8 million for the three months ended June 30, 2011. This is due primarily to a reassessment of our losses by line and increased underwriting procedures to manage our risks. The overall change includes a $2.9 million increase in our homeowners’ program, a $3.0 million decrease in our commercial general liability program and a $0.6 million decrease in connection with our automobile program. During the three months ended June 30, 2012, we reallocated approximately $2.7 million of Incurred but Not Yet Reported (“IBNR”) reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period.

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,258	$8,296	$17,554	$8,795	$10,652	$19,447
Commercial General Liability	3,967	22,930	26,897	4,225	27,717	31,942
Automobile	3,506	5,043	8,549	3,533	5,061	8,594
Total	$16,731	$36,269	$53,000	$16,553	$43,430	$59,983

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.3 million during the three months ended June 30, 2012. This overall change includes a $1.6 million increase in reserves for our homeowners’ program, a $3.9 million decrease in reserves for our commercial general liability program and a less than $0.1 million decrease in reserves for our automobile program. During the three months ended June 30, 2012, we reallocated approximately $2.7 million of IBNR reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period. Decreases for unpaid loss and LAE reserves are typically primarily attributable to our payment patterns in connection with the settlement of claims for loss and LAE.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended June 30, 2012 was 48.6% compared with 67.0% for the same period in 2011. The favorable decrease to our loss ratio is due to the $0.7 million decrease in losses and LAE measured against the $3.0 million increase in net premium earned during the three months ended June 30, 2012 as compared with the same period in 2011.

The table below reflects the loss ratios by product line.

	Three Months Ended June 30,
	2012	2011
Homeowners'	65.23%	60.79%
Commercial General Liability	-44.23%	72.01%
Automobile	92.99%	137.46%
All lines	48.56%	67.05%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.1 million, or 6.8%, to $2.4 million for the three months ended June 30, 2012, compared with $2.5 million for the three months ended June 30, 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and Wages

Salaries and wages increased $0.1 million, or 5.5%, to $2.0 million for the three months ended June 30, 2012, compared with $1.9 million for the three months ended June 30, 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $70,000 during the three months ended June 30, 2012 compared with approximately $55,000 for the three months ended June 30, 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, remained unchanged at $3.0 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $0.9 million for the three months ended June 30, 2012, compared with a $0.3 million provision for income tax benefit for the three months ended June 30, 2011. The effective rate for income taxes was 39.2% for the three months ended June 30, 2012, compared with 27.9% for the three months ended June 30, 2011.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the three months ended June 30, 2012 was $1.4 million compared with a $0.8 million net loss for the three months ended June 30, 2011.

Results of Operations
Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Effective January 26, 2011, Federated National merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $9.2 million, or 16.7%, to $64.3 million for the six months ended June 30, 2012, compared with $55.1 million for the six months ended June 30, 2011.  The following table denotes gross premiums written by major product line.

	Six Months Ended June 30,
	2012		2011
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$55,369	86.05%	$44,962	81.53%
Commercial General Liability	4,953	7.70%	5,615	10.18%
Federal Flood	2,531	3.93%	2,259	4.10%
Automobile	1,492	2.32%	2,310	4.19%
Gross written premiums	$64,345	100.00%	$55,146	100.00%

The Company’s increase in the sale of homeowners’ policies by $10.4 million, or 23.1%, to $55.4 million for the six months ended June 30, 2012, compared with $45.0 million for the six months ended June 30, 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 9,100, or 20.9%, to approximately 52,900 as of June 30, 2012, as compared with approximately 43,800 as of December 31, 2011. This increase is due to the increased marketing efforts and a change in our underwriting process.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the six months ended June 30, 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled $14.4 million and ($1.0) million, respectively. As of June 30, 2012, 68.4% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $45.9 million (a 33.4% reduction of in-force premium), while 60.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $26.3 million, (a 25.6% reduction of in-force premium), as of June 30, 2011.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies decreased by $0.6 million, or 11.8%, to $5.0 million for the six months ended June 30, 2012, compared with $5.6 million for the six months ended June 30, 2011. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by Federated National. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$32	0.65%	$27	0.47%
California	-	0.00%	6	0.10%
Florida	4,615	93.17%	4,766	84.91%
Louisiana	98	1.98%	519	9.24%
Oklahoma	-	0.00%	3	0.05%
Texas	208	4.20%	294	5.23%
Total	$4,953	100.00%	$5,615	100.00%

The Company’s sale of auto insurance policies decreased $0.8 million, or 35.4%, to $1.5 million for the six months ended June 30, 2012, compared with $2.3 million for the six months ended June 30, 2011. The decrease is due to the Company's decision to not write new commercial automobile insurance policies during the current period.

We are currently rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions.

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

Gross Premiums Ceded

Gross premiums ceded decreased $1.4 million, or 9.5%, to $13.6 million for the six months ended June 30, 2012, compared with $15.0 million for the six months ended June 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $9.6 million, $2.5 million, $0.3 million and $1.2 million for the six months ended June 30, 2012, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $11.9 million, $2.2 million and $0.9 million for the six months ended June 30, 2011, respectively.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $9.6 million for the six months ended June 30, 2012, compared with $10.6 million for the six months ended June 30, 2011. The decreased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $13.7 million for the six months ended June 30, 2012, compared with $6.7 million for the six months ended June 30, 2011. The increased charge to written premium was due to a $13.2 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood premiums, a $0.2 million increase in unearned commercial general liability premiums, and a less than $0.1 million increase in unearned automobile premiums during the six months ended June 30, 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $4.7 million, or 20.6%, to $27.5 million for the six months ended June 30, 2012, compared with $22.8 million for the six months ended June 30, 2011. The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$22,545	81.95%	$16,396	71.90%
Commercial General Liability	4,624	16.81%	5,448	23.89%
Automobile	342	1.24%	960	4.21%
Net premiums earned	$27,511	100.00%	$22,804	100.00%

The $6.1 million increase in homeowners’ net premiums earned is due to a $10.4 million increase in gross written premium, a $2.3 million decrease in gross premiums ceded and a $6.6 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.8 million decrease in commercial general liability net premiums earned is a result of a $0.7 million decrease in gross written premium, a $0.2 million increase in gross premiums ceded and a less than $0.1 million decrease in the net change to unearned premium.

The $0.6 million decrease in automobile net premiums earned is a result of a $0.8 million decrease in gross written premium, a $0.3 million increase in gross premiums ceded and a $0.5 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.1 million, or 15.8%, to $0.7 million for the six months ended June 30, 2012, compared with $0.6 million for the six months ended June 30, 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Income

Net investment income decreased $0.1 million, or 6.3%, to $1.9 million for the six months ended June 30, 2012, compared with $2.0 million for the six months ended June 30, 2011.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.9%, respectively, for the six months ended June 30, 2012. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.2%, respectively, for the six months ended June 30, 2011.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.7% and 3.0%, respectively, for the six months ended June 30, 2012.   Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.5%, respectively, for the six months ended June 30, 2011.

See also “Analysis of Financial Condition as of June 30, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment (Losses) Gains

Net realized investment losses were $0.2 million for the six months ended June 30, 2012, compared with net realized gains of $0.3 million for the six months ended June 30, 2011.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the six months ended June 30, 2012, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations realized investment losses of approximately $44,000, while during the same period in 2011 we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

The table below depicts the net realized investment (losses) gains by investment category during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$548	$425
Equity securities	660	737
Total realized gains	1,208	1,162

Realized losses:
Debt securities	(315)	(432)
Equity securities	(1,121)	(391)
Total realized losses	(1,436)	(823)
Net realized (losses) gains on investments	$(228)	$339

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

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Losses and LAE decreased by $3.4 million, or 20.9%, to $12.9 million for the six months ended June 30, 2012, compared with $16.3 million for the six months ended June 30, 2011. This is due primarily to a reassessment of our losses by line and increased underwriting procedures to manage our risks. The overall change includes a $1.8 million increase in our homeowners’ program, a $4.2 million decrease in our commercial general liability program and a $1.0 million decrease in connection with our automobile program. During the six months ended June 30, 2012, we reallocated approximately $2.7 million of IBNR reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,258	$8,296	$17,554	$8,795	$10,652	$19,447
Commercial General Liability	3,967	22,930	26,897	4,225	27,717	31,942
Automobile	3,506	5,043	8,549	3,533	5,061	8,594
Total	$16,731	$36,269	$53,000	$16,553	$43,430	$59,983

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $7.0 million during the six months ended June 30, 2012. This overall change includes a $1.9 million decrease in reserves for our homeowners’ program, a $5.0 million decrease in reserves for our commercial general liability program and a less than $0.1 million decrease in reserves for our automobile program. During the six months ended June 30, 2012, we reallocated approximately $2.7 million of IBNR reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period. Decreases for unpaid loss and LAE reserves are typically primarily attributable to our payment patterns in connection with the settlement of claims for loss and LAE.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six months ended June 30, 2012 was 46.8% compared with 71.3% for the same period in 2011. The favorable decrease to our loss ratio is due to the $3.4 million decrease in losses and LAE measured against the $4.7 million increase in net premium earned during the six months ended June 30, 2012 as compared with the same period in 2011.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the loss ratios by product line.

	Six Months Ended June 30,
	2012	2011
Homeowners'	54.88%	64.20%
Commercial General Liability	1.16%	78.10%
Automobile	127.78%	154.55%
All lines	46.76%	71.33%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.5 million, or 9.0%, to $4.8 million for the six months ended June 30, 2012, compared with $5.3 million for the six months ended June 30, 2011. The change includes a temporary $0.3 million decrease in rent expense and a $0.2 million decrease in consulting fees.

Salaries and Wages

Salaries and wages increased $0.1 million, or 2.9%, to $4.2 million for the six months ended June 30, 2012, compared with $4.1 million for the six months ended June 30, 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $128,000 during the six months ended June 30, 2012 compared with approximately $118,000 for the six months ended June 30, 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, decreased $0.3 million, or 4.2%, to $5.7 million for the six months ended June 30, 2012, compared with $6.0 million for the six months ended June 30, 2011. This decrease is due primarily to the mix of policies written in each period for which homeowners' commission rates are less than commercial general liability commission rates. Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $1.5 million for the six months ended June 30, 2012, compared with a $1.5 million provision for income tax benefit for the six months ended June 30, 2011. The effective rate for income taxes was 37.4% for the six months ended June 30, 2012, compared with 34.4% for the six months ended June 30, 2011.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the six months ended June 30, 2012 was $2.5 million compared with a $2.8 million net loss for the six months ended June 30, 2011.

Liquidity and Capital Resources

During the six months ended June 30, 2012, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, decreased deferred income tax expense, amortization of investment premium discount, net, decreased reinsurance recoverable, net, net realized investment losses, decreased other assets and depreciation and amortization. Additional sources of capital included non-cash compensation, a tax benefit related to non-cash compensation, non-cash impairment recognition, increased provision for uncollectible premiums receivable and exercised stock options.

During the six months ended June 30, 2012 and 2011, operations provided net operating cash flow of $10.3 million and $12.1 million, respectively.

During the six months ended June 30, 2012, operations generated $25.2 million of gross cash flow, due to a $13.7 million increase in unearned premiums, a $5.9 million decrease in prepaid reinsurance premiums, a $1.4 million decrease in deferred income tax expense, $0.7 million of amortization of investment premium, a $0.4 million decrease in reinsurance recoverable, net and $0.2 million in net realized investment loss. Additional sources of cash included a $0.2 million decrease in other assets, $0.1 million depreciation and amortization and $0.1 million non-cash compensation, all in conjunction with a $2.5 million net income.

Index

21st Century Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2012, operations used $14.9 million of gross cash flow, due to a $7.0 million decrease in unpaid losses and LAE, a $2.5 million increase in premiums receivable and a $2.1 million decrease in bank overdraft. Additional uses of cash included a $1.7 million increase in policy acquisition costs, net of amortization, a $1.0 million decrease in accounts payable and accrued expenses and a $0.6 million decrease in premium deposits and customer credit balances.

During the six months ended June 30, 2012 and 2011, net cash used by investing activities was $4.1 million and $6.2 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June 30, 2012, investing activities generated $42.8 million and used $46.9 million.

During the six months ended June 30, 2012 and 2011, net financing activities provided less than $0.1 million. In 2012, the source of cash in connection with financing activities was a less than $0.1 million tax benefit related to non-cash compensation.

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

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2012, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,549	27.69%	$37,217	28.75%
Obligations of states and political subdivisions	3,956	2.92%	2,303	1.77%
Corporate	66,453	49.01%	63,268	48.87%
International	1,996	1.47%	1,523	1.18%
	109,954	81.09%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,115	0.82%	962	0.74%
United States government obligations and authorities	5,998	4.42%	6,166	4.76%
	7,113	5.24%	7,128	5.50%
Total debt securities	117,067	86.33%	111,439	86.07%

Equity securities, at market:	18,533	13.67%	18,028	13.93%
Total investments	$135,600	100.00%	$129,467	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June 30, 2012 and December 31, 2011, debt securities had the following quality ratings by S&P or, if not rated by S&P, by Moody’s or Fitch.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$50,222	42.90%	$48,686	43.69%
AA	8,403	7.18%	6,712	6.02%
A	29,968	25.60%	31,960	28.68%
BBB	28,474	24.32%	22,193	19.92%
Not rated	-	0.00%	1,888	1.69%
	$117,067	100.00%	$111,439	100.00%

Index

21st Century Holding Company

The following table summarizes, by maturity, the debt securities as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$9,018	7.70%	$8,328	7.47%
One year to five years	54,591	46.63%	48,176	43.24%
Five years to 10 years	38,231	32.66%	37,380	33.54%
More than 10 years	15,227	13.01%	17,555	15.75%
Total debt securities	$117,067	100.00%	$111,439	100.00%

At June 30, 2012, the weighted average maturity of the debt portfolio was approximately 6.8 years.

The following table provides information about the financial instruments as of June 30, 2012 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2012	2013	2014	2015	2016	2017	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$2,000	$1,653	$1,063	$-	$1,235	$1,129	$10,576	$17,656	$19,228
Obligations of states and political subdivisions	300	350	-	-	-	350	2,605	3,605	3,956
Corporate securities	2,004	3,168	5,479	4,991	6,481	6,707	27,861	56,691	63,444
International securities	-	-	295	-	500	-	1,065	1,860	1,996
Collateralized mortgage obligations	118	855	2,666	16,976	5,824	-	-	26,439	28,443
Equity securities, at market	-	-	-	-	-	-	-	-	18,533
All investments	$4,422	$6,026	$9,503	$21,967	$14,040	$8,186	$42,107	$106,251	$135,600

Weighted average interest rate by expected maturity:
United States government obligations
and authorities	4.38%	3.54%	1.03%	0.00%	1.90%	0.88%	3.11%	2.94%
Obligations of states and political subdivisions	5.50%	2.04%	0.00%	0.00%	0.00%	1.65%	4.60%	4.14%
Corporate securities	3.90%	3.93%	5.50%	4.17%	3.74%	4.55%	5.77%	5.06%
International securities	0.00%	0.00%	1.75%	0.00%	1.45%	0.00%	4.80%	3.42%
Collateralized mortgage obligations	4.50%	4.77%	4.71%	4.66%	4.06%	0.00%	0.00%	4.54%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.24%	3.83%	4.66%	4.55%	3.63%	3.92%	5.00%	4.52%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2012.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

* filed herewith

** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: August 14, 2012

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

** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.