Form 10-Q
period 2012-09-30
FEDERATED NATIONAL HOLDING CO
filed 2012-11-14
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 0-2500111

Federated National Holding Company
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

Common Stock, $.01 par value –7,955,186 outstanding as of November 7, 2012

FEDERATED NATIONAL HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
ASSETS
Investments
Debt maturities, available for sale, at fair value	$116,506	$104,311
Debt maturities, held to maturity, at amortized cost	7,455	7,128
Equity securities, available for sale, at fair value	21,070	18,028

Total investments	145,031	129,467

Cash and short term investments	10,935	15,205
Prepaid reinsurance premiums	5,386	8,339
Premiums receivable, net of allowance for credit losses of $64 and $73, respectively	8,136	5,616
Reinsurance recoverable, net	2,205	2,087
Deferred policy acquisition costs	8,484	7,718
Deferred income taxes, net	4,482	8,612
Income taxes receivable	70	-
Property, plant and equipment, net	777	842
Other assets	1,679	2,094

Total assets	$187,185	$179,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$51,177	$59,983
Unearned premiums	58,916	47,933
Premiums deposits and customer credit balances	2,055	2,804
Bank overdraft	6,226	7,930
Income taxes payable	-	77
Accounts payable and accrued expenses	3,321	3,109

Total liabilities	121,695	121,836

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,951,218 and 7,946,384, respectively	80	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,172	50,940
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	4,746	877
Total accumulated other comprehensive income	4,746	877
Retained earnings	9,492	6,248
Total shareholders' equity	65,490	58,144
Total liabilities and shareholders' equity	$187,185	$179,980

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$25,338	$17,654	$89,683	$72,800
Gross premiums ceded	(35,733)	(29,657)	(49,318)	(44,672)

Net premiums written	(10,395)	(12,003)	40,365	28,128

Increase in prepaid reinsurance premiums	22,797	18,001	13,218	7,367
Decrease (increase) in unearned premiums	2,686	6,894	(10,983)	201

Net change in prepaid reinsurance premiums and unearned premiums	25,483	24,895	2,235	7,568

Net premiums earned	15,088	12,892	42,600	35,696
Commission income	400	253	1,101	858
Finance revenue	122	175	363	411
Managing general agent fees	435	288	1,529	1,201
Net investment income	953	1,031	2,849	3,054
Net realized investment gains (losses)	145	713	(83)	1,052
Regulatory assessments recovered	-	-	-	109
Other income	118	842	468	1,113

Total revenue	17,261	16,194	48,827	43,494

Expenses:
Losses and LAE	8,049	7,852	20,913	24,116
Operating and underwriting expenses	2,047	2,271	6,829	7,529
Salaries and wages	2,079	1,973	6,285	6,062
Policy acquisition costs - amortization	3,983	3,556	9,712	9,534

Total expenses	16,158	15,652	43,739	47,241

Income (loss) before provision for income tax expense (benefit)	1,103	542	5,088	(3,747)
Provision for income tax expense (benefit)	353	114	1,844	(1,363)

Net income (loss)	$750	$428	$3,244	$(2,384)

Net income (loss) per share - basic	$0.09	$0.05	$0.40	$(0.30)

Net income (loss) per share - diluted	$0.09	$0.05	$0.40	$(0.30)

Weighted average number of common shares outstanding - basic	7,948,716	7,946,384	7,947,459	7,946,384

Weighted average number of common shares outstanding - diluted	8,042,356	7,946,384	8,008,470	7,946,384

Dividends paid per share	$-	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September,		Nine Months Ended September,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
	Pretax		Pretax

Net income (loss)	$750	$428	$3,244	$(2,384)

Change in net unrealized gains (losses) on investments available for sale	3,180	(1,353)	6,203	(140)

Comprehensive income (loss) before tax	3,930	(925)	9,447	(2,524)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,196)	509	(2,334)	53

Comprehensive income (loss)	$2,734	$(416)	$7,113	$(2,471)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$3,244	$(2,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premium discount, net	1,035	932
Depreciation and amortization of property plant and equipment, net	146	132
Net realized investment losses (gains)	83	(1,052)
Non-cash impairment recognition	44	-
(Recovery) provision for credit losses, net	(12)	17
Provision (recovery) for uncollectible premiums receivable	9	(19)
Non-cash compensation	140	149
Changes in operating assets and liabilities:
Premiums receivable	(2,530)	476
Prepaid reinsurance premiums	2,952	6,387
Reinsurance recoverable, net	(118)	4,317
Income taxes recoverable	(70)	113
Deferred income tax expense, net of other comprehensive income	1,796	(1,500)
Policy acquisition costs, net of amortization	(766)	187
Other assets	427	(112)
Unpaid losses and LAE	(8,805)	(4,370)
Unearned premiums	10,983	(201)
Premium deposits and customer credit balances	(749)	238
Funds held under reinsurance treaties	-	2,590
Income taxes payable	(77)	-
Bank overdraft	(1,702)	130
Accounts payable and accrued expenses	211	(1,043)
Net cash provided by operating activities	6,241	4,987
Cash flow used by investing activities:
Proceeds from sale of investment securities	60,711	70,582
Purchases of investment securities available for sale	(71,234)	(76,739)
Purchases of property and equipment	(81)	7
Net cash used by investing activities	(10,604)	(6,150)
Cash flow provided by financing activities:
Exercised stock options	16	-
Tax benefit related to non-cash compensation	77	68
Net cash provided by financing activities	93	68
Net decrease in cash and short term investments	(4,270)	(1,095)
Cash and short term investments at beginning of period	15,205	16,206
Cash and short term investments at end of period	$10,935	$15,111

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2012	2011
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$165	$-
Non-cash investing and finance activities:
Accrued dividends payable	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(1)	Organization and Business

In this Quarterly Report on Form 10-Q, “FNHC” and the terms “Company”, “we”, “us” and “our” refer to Federated National Holding Company and its subsidiaries, unless the context indicates otherwise. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 20 years.

FNHC is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

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

Our primary insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia.

FNIC operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”) pursuant to which the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is approximately $0.2 million of policy premium.

•
The Merged Company agreed to reduce the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to 40% of its entire homeowners’ book by December 31, 2011 and limit its new homeowners’ policies in the Tri-County Area to $500,000 of new policy premium per month. The 40% was achieved through the increased writing of property located outside of the Tri-County Area, the non-renewal of certain policies located within the Tri-County Area, and limiting the writing of new property located within the Tri-County Area. As of September 30, 2012, the Company had approximately 22.8% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”) formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to 3% of gross written to further support the FNIC results of operations.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”) formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

•
The Company provided the Florida OIR with a plan of operation and has agreed to provide certain reports to the Florida OIR on a monthly basis, and agreed to obtain the Florida OIR’s approval prior to making any changes to the officers of the Merged Company during the first year following the effective date of the Merger.

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of the newly formed FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended September 30, 2012, 81.1%, 9.4%, 6.2% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2011, 76.8%, 13.3%, 7.1% and 2.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the nine months ended September 30, 2012, 84.6%, 8.2%, 4.6% and 2.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2011, 80.4%, 11.0%, 4.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

We internally process claims made by our insureds through our wholly owned claims adjusting company, FNA. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Until June 2011, our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”), offered premium financing to our own and third-party insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the nine months ended September 30, 2012.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of operations and cash flows for the periods presented.

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

Federated National Holding Company
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

We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Federated National Holding Company
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

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of investments, premiums receivable, amounts due from reinsurers on paid and unpaid losses and finance contracts. We have not experienced significant losses related to premiums receivable from individual policyholders or groups of policyholders in a particular industry or geographic area. We believe no credit risk beyond the amounts provided for collection losses is inherent in our premiums receivable or finance contracts. In order to reduce credit risk for amounts due from reinsurers, we seek to do business with financially sound reinsurance companies and regularly review the financial strength of all reinsurers used. Additionally, our credit risk in connection with our reinsurers is mitigated by the establishment of irrevocable clean letters of credit in favor of FNIC.

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2012 and December 31, 2011. Changes in interest rates subsequent to September 30, 2012 and December 31, 2011 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2012 and December 31, 2011 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(B) Impact of New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standard Update (“ASU”) No. 2012-02: Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.   Upon adoption, these amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted.  The adoption of these amendments did not have a material impact on our financial condition, results of operations or cash flows.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the nine months ended September 30, 2012 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

(D) Earnings (Loss) per Share

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

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

Federated National Holding Company
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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan during 2012 or 2011.  Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company’s consolidated federal and state income tax returns for 2009-2011 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities.  The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

The Company has recorded a net deferred tax asset of $4.5 million and $8.6 million as of September 30, 2012 and December 31, 2011, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At September 30, 2012, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2012	91
2013	373
2014	380
2015	388
2016	395
2017	151
Total	$1,778

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to the insured claims activity.

(5)	Investments

Total investments increased $15.5 million, or 12.0%, to $145.0 million as of September 30, 2012, compared with $129.5 million as of December 31, 2011.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of September 30, 2012, compared with 94% as of December 31, 2011.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

We did not hold any trading investment securities during the nine months ended September 30, 2012.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended September 30, 2012; in connection with this process we have charged $44,000 of net realized investment losses to operations during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of September 30, 2012 and December 31, 2011, approximately 86% of our investment portfolio was in debt instruments and 14% was in equity instruments. As of September 30, 2012, 64% of our debt portfolio was in diverse industries and 36% is in United States government bonds.  As of September 30, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of September 30, 2012 and December 31, 2011, we have classified $7.5 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.6 million as of September 30, 2012 and December 31, 2011.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

During the three and nine months ended September 30, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,928	26.15%	$37,217	28.75%
Obligations of states and political subdivisions	3,467	2.39%	2,303	1.77%
Corporate	72,836	50.22%	63,268	48.87%
International	2,275	1.57%	1,523	1.18%
	116,506	80.33%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,328	0.92%	962	0.74%
United States government obligations and authorities	6,127	4.22%	6,166	4.76%
	7,455	5.14%	7,128	5.50%
Total debt securities	123,961	85.47%	111,439	86.07%

Equity securities, at market:	21,070	14.53%	18,028	13.93%
Total investments	$145,031	100.00%	$129,467	100.00%

The following table shows the realized gains for debt and equity securities for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$410	$9,716	$620	$10,177
Equity securities	145	1,349	273	1,502
Total realized gains	555	11,065	893	11,679

Debt securities	(56)	1,637	(10)	213
Equity securities	(354)	682	(170)	492
Total realized losses	(410)	2,319	(180)	705

Net realized gains on investments	$145	$13,384	$713	$12,384

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized (losses) gains for debt and equity securities for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$958	$27,760	$1,045	$39,630
Equity securities	805	5,437	1,010	5,751
Total realized gains	1,763	33,197	2,055	45,381

Debt securities	(371)	11,050	(442)	14,046
Equity securities	(1,475)	6,073	(561)	3,019
Total realized losses	(1,846)	17,123	(1,003)	17,065

Net realized (losses) gains on investments	$(83)	$50,320	$1,052	$62,446

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at September 30, 2012 and December 31, 2011 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
September 30, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,721	$1,229	$22	$37,928
Obligations of states and political subdivisions	3,294	174	1	3,467
Corporate	68,622	4,227	13	72,836
International	2,187	89	1	2,275
	$110,824	$5,719	$37	$116,506

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,127	$182	$1	$6,308
Corporate	1,328	75	-	1,403
	$7,455	$257	$1	$7,711

Equity securities - common stocks	$19,142	$2,581	$653	$21,070

December 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,558	$686	$27	$37,217
Obligations of states and political subdivisions	2,165	138	-	2,303
Corporate	61,724	1,934	390	63,268
International	1,519	9	5	1,523
	$101,966	$2,767	$422	$104,311

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,166	$249	$-	$6,415
Corporate	962	39	1	1,000
	$7,128	$288	$1	$7,415

Equity securities - common stocks	$18,966	$1,057	$1,995	$18,028

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of September 30, 2012.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$22	$22	$-
Obligations of states and political subdivisions	1	1	-
Corporate	13	7	6
International	1	1	-
	37	31	6
Equity securities:
Common stocks	653	440	213

Total debt and equity securities	$690	$471	$219

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2011.

	Unrealized (Losses)	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$27	$27	$-
Obligations of states and political subdivisions	-	-	-
Corporate	390	390	-
International	4	4	-
	421	421	-
Equity securities:
Common stocks	1,996	1,620	376

Total debt and equity securities	$2,417	$2,041	$376

Below is a summary of debt securities at September 30, 2012 and December 31, 2011, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$7,222	$7,308	$8,284	$8,376
Due after one through five years	55,689	57,837	47,294	48,314
Due after five through ten years	36,812	39,219	36,525	37,448
Due after ten years	18,556	19,853	16,991	17,588

Total	$118,279	$124,217	$109,094	$111,726

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $2,178,935 and $63,725, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of September 30, 2012, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$839	$950
Dividends on equity securities	113	80
Interest on cash and cash equivalents	1	1

Total investment income	$953	$1,031

Net realized gains	$145	$713

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended September 30, 2012 and 2011, were approximately $17.9 million and $15.0 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$2,563	$2,805
Dividends on equity securities	279	246
Interest on cash and cash equivalents	7	3

Total investment income	$2,849	$3,054

Net realized (losses) gains	$(83)	$1,052

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the nine months ended September 30, 2012 and 2011, were approximately $60.7 million and $70.6 million, respectively.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized and unrealized investment gains during the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Net realized gains
Debt securities	$354	$610
Equity securities	(209)	103

Total	$145	$713

Net unrealized gains
Debt securities	$5,682	$3,877
Equity securities	1,928	(3,183)

Total	$7,610	$694

The table below sets forth a summary of net realized and unrealized investment (losses) gains during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Net realized (losses) gains
Debt securities	$587	$603
Equity securities	(670)	449

Total	$(83)	$1,052

Net unrealized gains
Debt securities	$5,682	$5,070
Equity securities	1,928	(2,328)

Total	$7,610	$2,742

(6)	Fair Value Disclosure

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

Federated National Holding Company
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

Assets measured at fair value on a recurring basis as of September 30, 2012, presented in accordance with this guidance, are as follows.

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$37,928	$-	$37,928
Obligations of states and political subdivisions	-	3,467	-	3,467
Corporate	72,836	-	-	72,836
International	-	2,275	-	2,275
	72,836	43,670	-	116,506

Equity securities:
Common stocks	21,070	-	-	21,070
	21,070	-	-	21,070

Total debt and equity securities	$93,906	$43,670	$-	$137,576

Index

Federated National Holding Company
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

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities. Our primary property line that is subject to catastrophic reinsurance is Homeowners Multiple Peril. FNIC cedes these risks to domestic and foreign reinsurance participants from Bermuda and Europe as well as to the FHCF.

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

Federated National Holding Company
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

For the 2012–2013 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $328.3 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $246.5 million, with the Company retaining the first $8.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $144.7 million, or 44.1% of the $328.3 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2012-2013 hurricane season, inclusive of approximately $9.6 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $41.6 million.

Index

Federated National Holding Company
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

Federated National Holding Company
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

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2012 change to total limits was an increase of $2.1 billion of total insured value or 12.6% and the change to reinsurance premiums was an increase of $2.4 million or 3.0%. The September 30, 2011 change to total limits was an increase of $63.1 million of probable maximum loss or 0.5% and the change to reinsurance premiums was an increase of $3.7 million or 8.7%. These adjustments are amortized over the remaining underlying policy term. The September 30, 2011 change to total limits was an increase of $172.2 million of total insured value or 1.4 % and the change to reinsurance premiums was an increase of $0.5 million or 1.1%.

To date, we have made no claims asserted against our reinsurers in connection with the 2012–2013 and 2011–2012 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.7 million as of September 30, 2012 and December 31, 2011.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, their history of responding to claims and their overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(8)	Unpaid losses and LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and Incurred but Not Yet Reported (“IBNR”).

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)

Balance at January 1	$59,983	$66,529
Less reinsurance recoverables	(2,088)	(6,810)
Net balance at January 1	$57,895	$59,719

Incurred related to
Current year	$22,551	$31,893
Prior years	(1,638)	(997)
Total incurred	$20,913	$30,896

Paid related to
Current year	$10,149	$13,672
Prior years	19,687	19,048
Total paid	$29,836	$32,720

Net balance at period end	$48,972	$57,895
Plus reinsurance recoverables	2,205	2,088
Balance at period end	$51,177	$59,983

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.6 million for the nine months ended September 30, 2012 and $1.0 million for the year ended December 31, 2011.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(9)	Stock Compensation Plans

In April 2012, our Board of Directors adopted, and in September 2012 our shareholders approved, the Company’s 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan permits the issuance of up to 1,000,000 shares of our common stock, subject to adjustment as provided for in the 2012 Plan, in connection with the grant of a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares. Officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries are eligible to participate in the 2012 Plan. Awards may be granted singly, in combination, or in tandem.  As of the date of this report, no awards have been granted under the 2012 Plan. The 2012 Plan will expire on April 5, 2022.

Our prior stock option plans, adopted in 1998 and 2002, have expired.  A total of 817,800 options granted under those plans remain outstanding, as follows:

	Range of Exercise Price	Outstanding at September 30, 2012	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at September 30, 2012
1998 Plan	$8.67 - $16.59	78,500	0.97	$12.73	70,800
2002 Plan	$2.45 - $18.21	739,300	6.11	$5.15	335,461

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

Activity in our stock option plans for the period from January 1, 2010 to September 30, 2012 is summarized below.

	1998 Plan		2002 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03
Granted	-	$-	109,500	$3.59
Exercised	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12
Granted	-	$-	179,000	$2.45
Exercised	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15
Granted	-	$-	181,500	$4.40
Exercised	-	$-	(4,834)	$3.29
Cancelled	(11,250)	$13.54	(62,066)	$13.59
Outstanding at September 30, 2012	78,500	$12.73	739,300	$5.11

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Options outstanding as of September 30, 2012 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

September 30, 2012	70,800	$12.73	335,461	$5.11
December 31, 2012	7,000	$12.73	8,434	$5.11
December 31, 2013	700	$12.73	167,724	$5.11
December 31, 2014	-	$-	148,381	$5.11
December 31, 2015	-	$-	79,300	$5.11
December 31, 2016	-	$-	-	$-
Thereafter	-	$-	-	$-
Total options exercisable	78,500		739,300

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2012 are lower by approximately $73,000 and $45,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2011 are lower by approximately $61,000 and $38,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the nine months ended September 30, 2012 are lower by approximately $201,000 and $125,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for the nine months ended September 30, 2011 are higher by approximately $178,000 and $111,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended September 30, 2012 would have been $0.10, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.09.

Basic and diluted earnings per share for the three months ended September 30, 2011 would have remained unchanged at $0.5, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.5.

Basic and diluted earnings per share for the nine months ended September 30, 2012 would have been $0.42, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.40.

Basic loss per share for the nine months ended September 30, 2011 would have been $0.29, if the Company had not adopted FASB issued guidance, compared with reported basic loss per share of $0.30. Diluted earnings per share are not computed on a reported loss.

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

There were no options granted during the three months ended September 30, 2012, as compared with 178,000 during the three months ended September 30, 2011.  There were 181,500 options granted during the three months ended June 30, 2012, as compared with none during the three months ended June 30, 2011. There were no options granted during the three months ended March 31, 2012 or 2011.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	September 30, 2012	September 30, 2011
Dividend yield	N/A	N/A
Expected volatility	39.79%	39.08%
Risk-free interest rate	0.28%	0.20%
Expected life (in years)	4.45	4.35

(10)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2012, there were no preferred shares issued or outstanding and there were 7,951,218 shares of common stock outstanding.

(11)	Subsequent Events

There were no subsequent events.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General information about Federated National Holding Company can be found at www.myFNIC.com; however, the information that can be accessed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC” “Company,” “we,” “us” and “our,” refers to Federated National Holding Company and its subsidiaries. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 20 years.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

FNHC is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

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

Our primary insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 600 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia.

FNIC operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (954) 581-9993.

Merger of FNIC and American Vehicle

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC, continuing the operations of both entities. In connection with this merger, the Company, FNIC and American Vehicle entered into a consent order with the Florida Office of Insurance Regulation (“Florida OIR”) pursuant to which we agreed to certain restrictions on our business operations. See Footnote “(1) Organization and Business”. References to the historical activities of American Vehicle are appropriately identified throughout this document.

Our Subsidiaries

During the three months ended September 30, 2012, 81.1%, 9.4%, 6.2% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2011, 76.8%, 13.3%, 7.1% and 2.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the nine months ended September 30, 2012, 84.6%, 8.2%, 4.6% and 2.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2011, 80.4%, 11.0%, 4.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

Index

Federated National Holding Company
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

Federated National Underwriters, Inc. (“FNU”) formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”) formerly known as Superior Adjusting, Inc. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house legal department to cost-effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Until June 2011, our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”), offered premium financing to our own and third-party insureds. Premium financing has been marketed through our distribution network of general agents and independent agents.

Insure-Link, Inc. (“Insure-Link”) was formed in March 2008 to serve as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over fifty different carriers. Insure-Link intends to expand its business through marketing and by acquiring other insurance agencies. There were no other agency relationships with affiliated captive or franchised agents during 2011 or the nine months ended September 30, 2012.

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

Federated National Holding Company
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

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended September 30, 2012 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of September 30, 2012 Compared with December 31, 2011

Total Investments

Total investments increased $15.5 million, or 12.0%, to $145.0 million as of September 30, 2012, compared with $129.5 million as of December 31, 2011.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 95% of total investments as of September 30, 2012, compared with 94% as of December 31, 2011.

We did not hold any trading investment securities during the nine months ended September 30, 2012.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains and losses as of September 30, 2012 and December 31, 2011, by category.

	Unrealized Gains and (Losses)
	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$1,207	$659
Obligations of states and political subdivisions	173	138
Corporate	4,214	1,543
International	88	5
	5,682	2,345

Equity securities:
Common stocks	1,928	(939)

Total debt and equity securities	$7,610	$1,406

The net unrealized gain of $7.6 million is inclusive of $0.7 million of unrealized losses. The $0.7 million of unrealized losses are primarily from equity securities.

The $0.7 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of September 30, 2012.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended September 30, 2012; in connection with this process we have charged $44,000 of net realized investment losses to operations during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance, except as noted above.

As of September 30, 2012 and December 31, 2011, approximately 86% of our investment portfolio was in debt instruments and 14% was in equity instruments. As of September 30, 2012, 64% of our debt portfolio was in diverse industries and 36% is in United States government bonds.  As of September 30, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds.  As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of September 30, 2012 and December 31, 2011, we have classified $7.5 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We only classify bonds as held-to-maturity to support securitization of credit requirements. Fully funded trust agreements used for such purposes totaled $4.7 million as of September 30, 2012 and $4.6 million as of December 31, 2011.

During the three and nine months ended September 30, 2012 and 2011, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

The following table summarizes, by type, our investments as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,928	26.15%	$37,217	28.75%
Obligations of states and political subdivisions	3,467	2.39%	2,303	1.77%
Corporate	72,836	50.22%	63,268	48.87%
International	2,275	1.57%	1,523	1.18%
	116,506	80.33%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,328	0.92%	962	0.74%
United States government obligations and authorities	6,127	4.22%	6,166	4.76%
	7,455	5.14%	7,128	5.50%
Total debt securities	123,961	85.47%	111,439	86.07%

Equity securities, at market:	21,070	14.53%	18,028	13.93%
Total investments	$145,031	100.00%	$129,467	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $4.3 million, or 28.1%, to $10.9 million as of September 30, 2012, compared with $15.2 million as of December 31, 2011. Cash and short-term investments decreased primarily due to the purchase of securities and the payment of reinsurance.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $2.9 million, or 35.4%, to $5.4 million as of September 30, 2012, compared with $8.3 million as of December 31, 2011. The change is due to $16.1 million of ceded premiums, net of payments to reinsurers, offset by $13.2 million amortization of prepaid reinsurance premiums associated with our reinsurance programs. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.5 million, or 44.9%, to $8.1 million as of September 30, 2012, compared with $5.6 million as of December 31, 2011. Our homeowners’ insurance premiums receivable increased $2.0 million, or 51.3%, to $5.7 million as of September 30, 2012, compared with $3.7 million as of December 31, 2011. Our commercial general liability insurance premiums receivable decreased $0.3 million, or 21.1%, to $0.9 million as of September 30, 2012, compared with $1.2 million as of December 31, 2011. Premiums receivable in connection with our automobile line of business increased $0.8 million, or 109.9%, to $1.6 million as of September 30, 2012, compared with $0.8 million as of December 31, 2011. Our allowance for credit losses remained unchanged at $0.1 million as of September 30, 2012, compared with $0.1 million as of December 31, 2011.

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, increased $0.1 million, or 5.6%, to $2.2 million as of September 30, 2012, compared with $2.1 million as of December 31, 2011. The change is due to the payment patterns by our reinsurers, as influenced by catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $0.8 million, or 9.9%, to $8.5 million as of September 30, 2012, compared with $7.7 million as of December 31, 2011. The change is due primarily to the increase in unearned premiums.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $4.1 million, or 48.0%, to $4.5 million as of September 30, 2012, compared with $8.6 million as of December 31, 2011. Deferred income taxes, net, is comprised of approximately $6.7 million and $10.6 million of deferred tax assets, net of approximately $2.2 million and $2.0 million of deferred tax liabilities as of September 30, 2012 and December 31, 2011. The change in the net deferred tax asset is primarily due to the decrease in the deferred tax assets related to our available-for-sale portfolio, discount on liability for unpaid losses and net operating loss carry forward.

Other Assets

Other assets decreased $0.4 million, or 19.8%, to $1.7 million as of September 30, 2012, compared with $2.1 million as of December 31, 2011. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Accrued interest income receivable	$984	$1,130
Deposits	148	185
Prepaid expenses	381	432
Other	166	347
Total	$1,679	$2,094

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE decreased $8.8 million, or 14.7%, to $51.2 million as of September 30, 2012, compared with $60.0 million as of December 31, 2011. The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,674	$7,237	$15,911	$8,795	$10,652	$19,447
Commercial General Liability	4,114	22,315	26,429	4,225	27,717	31,942
Automobile	3,673	5,164	8,837	3,533	5,061	8,594
Total	$16,461	$34,716	$51,177	$16,553	$43,430	$59,983

Please See “Results of Operations - Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE and management’s revised processes to its estimates based on the results of its analysis of the Company’s claim and loss history and expectations.

Unearned Premium

Unearned premiums increased $11.0 million, or 22.9%, to $58.9 million as of September 30, 2012, compared with $47.9 million as of December 31, 2011. The change was due to a $10.1 million increase in unearned homeowners’ insurance premiums, a $0.6 million increase in unearned flood insurance premiums, a $0.2 million increase in unearned commercial general liability premiums, and a $0.1 million increase in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. Competition could negatively affect our unearned premium.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $0.7 million, or 26.7%, to $2.1 million as of September 30, 2012, compared with $2.8 million as of December 31, 2011. Premium deposits are monies received on policies not yet in-force as of September 30, 2012.

Bank Overdraft

Bank overdraft decreased $1.7 million, or 21.5%, to $6.2 million as of September 30, 2012, compared with $7.9 million as of December 31, 2011. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $0.2 million, or 6.8%, to $3.3 million as of September 30, 2012, compared with $3.1 million as of December 31, 2011.  The change from prior year is primarily due an increase in premium taxes payable.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $7.6 million, or 43.5%, to $25.3 million for the three months ended September 30, 2012, compared with $17.7 million for the three months ended September 30, 2011.  The following table denotes gross premiums written by major product line.

	Three Months Ended September 30,
	2012		2011
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$20,564	81.16%	$13.555	76.78%
Commercial General Liability	2,377	9.38%	2,352	13.32%
Federal Flood	1,559	6.15%	1,260	7.14%
Automobile	838	3.31%	487	2.76%
Gross written premiums	$25,338	100.00%	$17,654	100.00%

The Company’s increase in the sale of homeowners’ policies by $7.0 million, or 51.7%, to $20.6 million for the three months ended September 30, 2012, compared with $13.6 million for the three months ended September 30, 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 4,700 or 9.0%, to approximately 57,600 as of September 30, 2012, compared with approximately 52,900 as of September 30, 2012. This increase is due to increased marketing efforts and a change in our underwriting process.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the three months ended September 30, 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled 6.3 million and $1.8 million, respectively. As of September 30, 2012, 70.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $52.2 million (a 34.8% reduction of in-force premium), while 62.0% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.1 million, (a 26.8% reduction of in-force premium), as of September 30, 2011.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies remained unchanged at $2.4 million for the three months ended September 30, 2012, compared with $2.4 million for the three months ended September 30, 2011.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$8	0.34%	$6	0.26%
Florida	2,184	91.88%	1,999	84.99%
Louisiana	72	3.03%	226	9.61%
Texas	113	4.75%	121	5.14%
Total	$2,377	100.00%	$2,352	100.00%

The Company’s sale of auto insurance policies increased $0.3 million, or 72.0%, to $0.8 million for the three months ended September 30, 2012, compared with $0.5 million for the three months ended September 30, 2011.

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

Gross Premiums Ceded

Gross premiums ceded increased $6.0 million, or 20.5%, to $35.7 million for the three months ended September 30, 2012, compared with $29.7 million for the three months ended September 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $33.6 million, $1.6 million, $0.1 million and $0.4 million for the three months ended September 30, 2012, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $28.0 million, $1.3 million and $0.4 million for the three months ended September 30, 2011, respectively.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $22.8 million for the three months ended September 30, 2012, compared with an $18.0 million increase for the three months ended September 30, 2011. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Decrease in Unearned Premiums

The decrease in unearned premiums was $2.7 million for the three months ended September 30, 2012, compared with $6.9 million for the three months ended September 30, 2011. The decreased benefit to written premium was due to a $3.0 million decrease in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood premiums, a less than $0.1 million decrease in unearned commercial general liability premiums, and a $0.1 million increase in unearned automobile premiums during the three months ended September 30, 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $2.2 million, or 17.0%, to $15.1 million for the three months ended September 30, 2012, compared with $12.9 million for the three months ended September 30, 2011. The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$12,558	83.24%	$9,773	75.81%
Commercial General Liability	2,292	15.19%	2,607	20.22%
Automobile	238	1.57%	512	3.97%
Net premiums earned	$15,088	100.00%	$12,892	100.00%

The $2.8 million increase in homeowners’ net premiums earned is due to a $7.0 million increase in gross written premium, a $5.7 million increase in gross premiums ceded and a $1.5 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.3 million decrease in commercial general liability net premiums earned is a result of a corresponding decrease to unearned premium, while the $0.3 million decrease in automobile net premiums earned is a result of a corresponding decrease in gross written premium.

Commission Income

Commission income increased $0.1 million, or 57.7%, to $0.4 million for the three months ended September 30, 2012, compared with $0.3 million for the three months ended September 30, 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income remained unchanged at $1.0 million for the three months ended September 30, 2012, compared with $1.0 million for the three months ended September 30, 2011.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.4% and 2.7%, respectively, for the three months ended September 30, 2012. Our investment yield, net and gross of investment expenses, excluding equities and including cash, were 2.8% and 3.1%, respectively, for the three months ended September 30, 2011.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.5% and 2.8%, respectively, for the three months ended September 30, 2012. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.1% and 3.4%, respectively, for the three months ended September 30, 2011.

See also “Analysis of Financial Condition as of September 30, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $0.1 million for the three months ended September 30, 2012, compared with $0.7 million during the three months ended September 30, 2011.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended September 30, 2012 and September 30, 2011 respectively, pursuant to guidelines prescribed in FASB issued guidance, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

The table below depicts the net realized investment gains by investment category during the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$410	$620
Equity securities	145	273
Total realized gains	555	893

Realized losses:
Debt securities	(56)	(10)
Equity securities	(354)	(170)
Total realized losses	(410)	(180)
Net realized gains on investments	$145	$713

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

Losses and LAE increased by $0.1 million, or 2.5%, to $8.0 million for the three months ended September 30, 2012, compared with $7.9 million for the three months ended September 30, 2011. The overall change includes a $1.2 million increase in our homeowners’ program, a $0.5 million decrease in our commercial general liability program and a $0.6 million decrease in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,674	$7,237	$15,911	$8,795	$10,652	$19,447
Commercial General Liability	4,114	22,315	26,429	4,225	27,717	31,942
Automobile	3,673	5,164	8,837	3,533	5,061	8,594
Total	$16,461	$34,716	$51,177	$16,553	$43,430	$59,983

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as Incurred but Not Yet Reported (“IBNR”). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Other factors influencing the unpaid loss and LAE balance include improved underwriting processes and claim settling techniques.

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.8 million during the three months ended September 30, 2012. This overall change includes a $1.6 million decrease in reserves for our homeowners’ program, a $0.5 million decrease in reserves for our commercial general liability program and a $0.3 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended September 30, 2012 was 53.4% compared with 60.9% for the same period in 2011. The favorable decrease to our loss ratio is due to the $0.1 million increase in losses and LAE measured against the $2.2 million increase in net premium earned during the three months ended September 30, 2012 as compared with the same period in 2011.

The table below reflects the loss ratios by product line.

	Three Months Ended September 30,
	2012	2011
Homeowners'	48.18%	48.12%
Commercial General Liability	59.50%	71.60%
Automobile	267.01%	250.47%
All lines	53.35%	60.91%

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.3 million, or 9.9%, to $2.0 million for the three months ended September 30, 2012, compared with $2.3 million for the three months ended September 30, 2011.  The decrease includes the reduction of professional accounting, actuarial and consulting service fees.

Salaries and Wages

Salaries and wages increased $0.1 million, or 5.3%, to $2.1 million for the three months ended September 30, 2012, compared with $2.0 million for the three months ended September 30, 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $73,000 during the three months ended September 30, 2012 compared with approximately $61,000 for the three months ended September 30, 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $0.4 million, or 12.0%, to $4.0 million for the three months ended September 30, 2012, compared with $3.6 million for the three months ended September 30, 2011, which corresponds to the increase in net premiums earned during this same period.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Tax Expense

The provision for income tax expense was $0.4 million for the three months ended September 30, 2012, compared with a $0.1 million for the three months ended September 30, 2011. The effective rate for income taxes was 32.0% for the three months ended September 30, 2012, compared with 21.0% for the three months ended September 30, 2011. There were significant favorable permanent differences for the three months ended September 30, 2011 compared with the three months ended September 30, 2012, which resulted in a lower effective tax rate.

Net Income

As a result of the foregoing, the Company’s net income for the three months ended September 30, 2012 was $0.8 million compared with $0.4 million for the three months ended September 30, 2011.

Results of Operations
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $16.9 million, or 23.2%, to $89.7 million for the nine months ended September 30, 2012, compared with $72.8 million for the nine months ended September 30, 2011.  The following table denotes gross premiums written by major product line.

	Nine Months Ended September 30,
	2012		2011
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$75,933	84.67%	$58,517	80.39%
Commercial General Liability	7,330	8.17%	7,967	10.94%
Federal Flood	4,090	4.56%	3,519	4.83%
Automobile	2,330	2.60%	2,797	3.84%
Gross written premiums	$89,683	100.00%	$72,800	100.00%

The Company’s increase in the sale of homeowners’ policies by $17.4 million, or 29.8%, to $75.9 million for the nine months ended September 30, 2012, compared with $58.5 million for the nine months ended September 30, 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. Our number of in-force homeowners’ policies increased by approximately 13,800, or 31.5%, to approximately 57,600 as of September 30, 2012, as compared with approximately 43,800 as of December 31, 2011. This increase is due to increased marketing efforts and a change in our underwriting process.

We continue to offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. These discounts have had a significant effect on both written and earned premium. During the nine months ended September 30, 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled $20.7 million and $0.8 million, respectively. As of September 30, 2012, 70.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $52.2 million (a 34.8% reduction of in-force premium), while 62.0% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $28.1 million, (a 26.8% reduction of in-force premium), as of September 30, 2011.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies decreased by $0.7 million, or 8.0%, to $7.3 million for the nine months ended September 30, 2012, compared with $8.0 million for the nine months ended September 30, 2011. The primary factor for this decrease has been the slowdown in the economy, which had a dramatic impact on the artisan contractor portfolio written by FNIC. Additional factors include improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$41	0.56%	$33	0.41%
California	-	0.00%	5	0.06%
Florida	6,798	92.74%	6,767	84.94%
Louisiana	170	2.32%	745	9.35%
Oklahoma	-	0.00%	2	0.03%
Texas	321	4.38%	415	5.21%
Total	$7,330	100.00%	$7,967	100.00%

The Company’s sale of auto insurance policies decreased $0.5 million, or 16.7%, to $2.3 million for the nine months ended September 30, 2012, compared with $2.8 million for the nine months ended September 30, 2011. The decrease is due to the Company’s decision to not write new commercial automobile insurance policies during the current period.

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

Gross Premiums Ceded

Gross premiums ceded increased $4.6 million, or 10.4%, to $49.3 million for the nine months ended September 30, 2012, compared with $44.7 million for the nine months ended September 30, 2011. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $43.2 million, $4.1 million, $0.4 million and $1.6 million for the nine months ended September 30, 2012, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $40.0 million, $3.5 million and $1.2 million for the nine months ended September 30, 2011, respectively.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $13.2 million for the nine months ended September 30, 2012, compared with a $7.4 million increase for the nine months ended September 30, 2011. The increased benefit to written premium is primarily associated with the timing of our homeowners' reinsurance payments measured against the term of the underlying reinsurance policies.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $11.0 million for the nine months ended September 30, 2012, compared with a $0.2 million decrease for the nine months ended September 30, 2011. The increased charge to written premium was due to a $10.1 million increase in unearned homeowners’ insurance premiums, a $0.6 million increase in unearned flood premiums, a $0.2 million increase in unearned commercial general liability premiums, and a $0.1 million increase in unearned automobile premiums during the nine months ended September 30, 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $6.9 million, or 19.3%, to $42.6 million for the nine months ended September 30, 2012, compared with $35.7 million for the nine months ended September 30, 2011. The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2012		2011
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$35,104	82.40%	$26,169	73.31%
Commercial General Liability	6,916	16.24%	8,055	22.57%
Automobile	580	1.36%	1,472	4.12%
Net premiums earned	$42,600	100.00%	$35,696	100.00%

The $8.9 million increase in homeowners’ net premiums earned is due to a $17.4 million increase in gross written premium, a $3.2 million increase in gross premiums ceded and a $5.3 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $1.2 million decrease in commercial general liability net premiums earned is a result of a $0.7 million decrease in gross written premium, a $0.4 million increase in gross premiums ceded and a $0.1 million decrease in the net change to unearned premium.

The $0.9 million decrease in automobile net premiums earned is a result of a $0.5 million decrease in gross written premium and a $0.4 million increase in gross premiums ceded.

Commission Income

Commission income increased $0.2 million, or 28.2%, to $1.1 million for the nine months ended September 30, 2012, compared with $0.9 million for the nine months ended September 30, 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Net Investment Income

Net investment income decreased $0.3 million, or 6.7%, to $2.8 million for the nine months ended September 30, 2012, compared with $3.1 million for the nine months ended September 30, 2011.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.7%, respectively, for the nine months ended September 30, 2012. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.9% and 3.1%, respectively, for the nine months ended September 30, 2011.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.8% and 2.9%, respectively, for the nine months ended September 30, 2012.   Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 3.2% and 3.4%, respectively, for the nine months ended September 30, 2011.

See also “Analysis of Financial Condition as of September 30, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment (Losses) Gains

Net realized investment losses were $0.1 million for the nine months ended September 30, 2012, compared with net realized gains of $1.1 million for the nine months ended September 30, 2011.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the nine months ended September 30, 2012, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations realized investment losses of approximately $44,000, while during the same period in 2011 we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

The table below depicts the net realized investment (losses) gains by investment category during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$958	$1,045
Equity securities	805	1,010
Total realized gains	1,763	2,055

Realized losses:
Debt securities	(371)	(442)
Equity securities	(1,475)	(561)
Total realized losses	(1,846)	(1,003)
Net realized (losses) gains on investments	$(83)	$1,052

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

Losses and LAE decreased by $3.2 million, or 13.3%, to $20.9 million for the nine months ended September 30, 2012, compared with $24.1 million for the nine months ended September 30, 2011. This is due primarily to a reassessment of our losses by line and increased underwriting procedures to manage our risks. The overall change includes a $3.2 million increase in our homeowners’ program, a $4.7 million decrease in our commercial general liability program and a $1.7 million decrease in connection with our automobile program. During the nine months ended September 30, 2012, we reallocated approximately $2.7 million of IBNR reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period.

Index

Federated National Holding Company
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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,674	$7,237	$15,911	$8,795	$10,652	$19,447
Commercial General Liability	4,114	22,315	26,429	4,225	27,717	31,942
Automobile	3,673	5,164	8,837	3,533	5,061	8,594
Total	$16,461	$34,716	$51,177	$16,553	$43,430	$59,983

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $8.8 million during the nine months ended September 30, 2012. This overall change includes a $3.5 million decrease in reserves for our homeowners’ program, a $5.5 million decrease in reserves for our commercial general liability program and a $0.2 million increase in reserves for our automobile program. During the nine months ended September 30, 2012, we reallocated approximately $2.7 million of IBNR reserves from commercial liability to private property lines. An estimated $1.4 million of bulk reserves from private passenger automobile were released during this period. Decreases for unpaid loss and LAE reserves are typically primarily attributable to our payment patterns in connection with the settlement of claims for loss and LAE.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine months ended September 30, 2012 was 49.1% compared with 67.6% for the same period in 2011. The favorable decrease to our loss ratio is due to the $3.2 million decrease in losses and LAE measured against the $6.9 million increase in net premium earned during the nine months ended September 30, 2012 as compared with the same period in 2011.

The table below reflects the loss ratios by product line.

	Nine Months Ended September 30,
	2012	2011
Homeowners'	52.48%	58.19%
Commercial General Liability	20.50%	76.00%
Automobile	185.03%	187.93%
All lines	49.09%	67.57%

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating and Underwriting Expenses

Operating and underwriting expenses decreased $0.7 million, or 9.3%, to $6.8 million for the nine months ended September 30, 2012, compared with $7.5 million for the nine months ended September 30, 2011. The decrease includes the reduction of professional accounting and consulting service fees.

Salaries and Wages

Salaries and wages increased $0.2 million, or 3.7%, to $6.3 million for the nine months ended September 30, 2012, compared with $6.1 million for the nine months ended September 30, 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $201,000 during the nine months ended September 30, 2012 compared with approximately $178,000 for the nine months ended September 30, 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $0.2 million, or 1.9%, to $9.7 million for the nine months ended September 30, 2012, compared with $9.5 million for the nine months ended September 30, 2011, which corresponds to the increase in net premiums earned during this same period.

 Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $1.8 million for the nine months ended September 30, 2012, compared with a $1.4 million provision for income tax benefit for the nine months ended September 30, 2011. The effective rate for income taxes was 36.2% for the nine months ended September 30, 2012, compared with 36.4% for the nine months ended September 30, 2011.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the nine months ended September 30, 2012 was $3.2 million compared with a $2.4 million net loss for the nine months ended September 30, 2011.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, decreased deferred income tax expense, amortization of investment premium discount, net, decreased other assets, increased accounts payable and accrued expenses, depreciation and amortization and non-cash compensation. Additional sources of capital included net realized investment losses, a tax benefit related to non-cash compensation, non-cash impairment recognition, exercised stock options and an increased provision for uncollectible premiums receivable.

During the nine months ended September 30, 2012 and 2011, operations provided net operating cash flow of $6.2 million and $5.0 million, respectively.

During the nine months ended September 30, 2012, operations generated $21.1 million of gross cash flow, due to an $11.0 million increase in unearned premiums, a $3.0 million decrease in prepaid reinsurance premiums, a $1.8 million decrease in deferred income tax expense, $1.0 million of amortization of investment premium and a $0.4 million decrease in other assets. Additional sources of cash included a $0.2 million increase in accounts payable and accrued expenses, $0.2 million depreciation and amortization, $0.1 million non-cash compensation, $0.1 million in net realized investment losses and less than $0.1 million non-cash impairment recognition, all in conjunction with $3.2 million of net income.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2012, operations used $14.8 million of gross cash flow, due to an $8.8 million decrease in unpaid losses and LAE, a $2.5 million increase in premiums receivable and a $1.7 million decrease in bank overdraft. Additional uses of cash included a $0.8 million increase in policy acquisition costs, net of amortization, a $0.8 million decrease in premium deposits and customer credit balances, a $0.1 million increase in reinsurance recoverable, net and a $0.1 million decrease in income taxes payable.

During the nine months ended September 30, 2012 and 2011, net cash used by investing activities was $10.6 million and $6.2 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2012, investing activities generated $60.7 million and used $71.3 million.

During the nine months ended September 30, 2012 and 2011, net financing activities provided $0.1 million. In 2012, the source of cash in connection with financing activities was a $0.1 million tax benefit related to non-cash compensation.

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

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Federated National Holding Company

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

Our investment policy is established by our Board’s Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2012, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$37,928	26.15%	$37,217	28.75%
Obligations of states and political subdivisions	3,467	2.39%	2,303	1.77%
Corporate	72,836	50.22%	63,268	48.87%
International	2,275	1.57%	1,523	1.18%
	116,506	80.33%	104,311	80.57%
Debt securities, at amortized cost:
Corporate	1,328	0.92%	962	0.74%
United States government obligations and authorities	6,127	4.22%	6,166	4.76%
	7,455	5.14%	7,128	5.50%
Total debt securities	123,961	85.47%	111,439	86.07%

Equity securities, at market:	21,070	14.53%	18,028	13.93%
Total investments	$145,031	100.00%	$129,467	100.00%

Index

Federated National Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September 30, 2012 and December 31, 2011, debt securities had the following quality ratings by S&P or, if not rated by S&P, by Moody’s or Fitch.

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$49,298	39.77%	$48,686	43.69%
AA	5,334	4.30%	6,712	6.02%
A	29,662	23.93%	31,960	28.68%
BBB	39,667	32.00%	22,193	19.92%
Not rated	-	0.00%	1,888	1.69%
	$123,961	100.00%	$111,439	100.00%

The following table summarizes, by maturity, the debt securities as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$7,290	5.88%	$8,328	7.47%
One year to five years	57,731	46.57%	48,176	43.24%
Five years to 10 years	39,134	31.57%	37,380	33.54%
More than 10 years	19,806	15.98%	17,555	15.75%
Total debt securities	$123,961	100.00%	$111,439	100.00%

At September 30, 2012, the weighted average maturity of the debt portfolio was approximately 6.4 years.

Index

Federated National Holding Company

The following table provides information about the financial instruments as of September 30, 2012 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2012	2013	2014	2015	2016	2017	Thereafter	Total	Carrying Amount
Principal amount by expected maturity:
United States government obligations and authorities	$103	$1,653	$813	$50	$1,085	$868	$13,030	$17,602	$19,367
Obligations of states and political subdivisions	-	350	-	-	-	350	2,450	3,150	3,467
Corporate securities	1,548	3,146	5,079	5,191	7,411	6,832	31,096	60,303	68,605
International securities	-	-	-	-	790	1,248	-	2,038	2,275
Collateralized mortgage obligations	-	745	2,595	16,094	6,933	-	1,327	27,694	30,247
Equity securities, at market	-	-	-	-	-	-	-	-	21,070
All investments	$1,651	$5,894	$8,487	$21,335	$16,219	$9,298	$47,903	$110,787	$145,031

Weighted average interest rate by expected maturity:
United States government obligations and authorities	4.50%	3.54%	1.18%	0.25%	1.92%	0.80%	2.57%	2.47%
Obligations of states and political subdivisions	0.00%	2.04%	0.00%	0.00%	0.00%	1.65%	4.27%	3.73%
Corporate securities	3.86%	3.95%	5.32%	4.12%	3.87%	4.51%	5.59%	4.98%
International securities	0.00%	0.00%	0.00%	0.00%	1.98%	4.82%	0.00%	3.72%
Collateralized mortgage obligations	0.00%	4.78%	4.11%	4.00%	5.03%	0.00%	3.00%	4.24%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.90%	3.83%	4.55%	4.02%	4.14%	4.10%	4.63%	4.34%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2012.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

Federated National Holding Company

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

Item 5

Other Information

(a) None

(b) None

Index

Federated National Holding Company

Item 6

Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended *

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers. *

10.3	INCR 5th Layer Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers. *

10.4	2012 Stock Incentive Plan (incorporated herein by reference to the Company’s Definitive Schedule 14A Proxy Statement filed on July 10, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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

Federated National Holding Company

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

	By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2012

Index

Federated National Holding Company

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, as amended

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers.

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers.

10.3	INCR 5th Layer Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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