Form 10-K
period 2012-12-31
FEDERATED NATIONAL HOLDING CO
filed 2013-04-01
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2012
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________
Commission file number:  0-2500111

Federated National Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code                                                                                     (954) 581-9993

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $29,205,677 on June 30, 2012, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

 As of March 26, 2013, the total number of common shares outstanding of Registrant's common stock was 8,085,589.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Federated National Holding Company

Federated National Holding Company

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

GENERAL

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), formerly known as 21st Century Holding Company is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 20 years.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Our primary insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 900 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia and Texas.

FNIC operates as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities.  In connection with this merger, the Company, FNIC and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”) pursuant to which we agreed to certain restrictions on our business operations. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC’s statutory underwriting profit during 2012. See “Regulation– Consent Order.”

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc. Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Federated National Holding Company

Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

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

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies.  During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2012, 2011 or 2010, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004.  We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (954) 581-9993.

Our internet web site is FedNat.com for policy holders, agents and investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Federated National Holding Company

RECENT DEVELOPMENTS

The Company anticipates unfavorable pricing terms on our upcoming reinsurance contracts due to reduced Florida Hurricane Catastrophe Fund  (“FHCF”) capacity, though we also anticipate that this higher marginal rate will be mitigated by a reduced reinsurance requirement.

The Board of Directors of FNHC declared a regular quarterly dividend of $0.03 per common share payable on June 3, 2013 to shareholders of record as of May 6, 2013. This is an increase of 50% over the previously declared regular quarterly dividends of $0.02 per common share payable on March 4, 2013 and December 28, 2012 to shareholders of record as of February 4, 2013 and December 3, 2012, respectively. This action reflects both our commitment to returning capital to our shareholders and the Board’s confidence in our business plan.”

BUSINESS STRATEGY

We expect that in 2013 we will capitalize on our operational efficiencies and business practices through:

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the state of Florida and avoiding risks that do not yield an underwriting profit;

•	continued territorial expansion of our homeowners’, commercial general liability and private passenger automobile insurance products into additional states;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	offering our employees continuing education classes appropriate to the respective discipline employed within this organization;

•	assumption of existing risks from other carriers; and

•	additional strategies that may include possible acquisitions or further dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

We expect that in 2013 these strategies have poised us to accelerate the 2012 results trajectory in 2013 and beyond. There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

Federated National Holding Company

INSURANCE OPERATIONS AND RELATED SERVICES

Overview of Insurance Lines of Business

The following tables set forth the amount and percentages of our consolidated gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2012		2011		2010
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$2,996	2.5%	$3,274	3.3%	$3,721	3.9%
Federal Flood	5,293	4.4%	4,468	4.5%	3,951	4.1%
Homeowners'	101,832	85.3%	80,403	81.9%	76,845	79.7%
Commercial General Liability	9,338	7.8%	10,125	10.3%	11,894	12.3%
Total gross written premiums	$119,459	100.0%	$98,270	100.0%	$96,411	100.0%

Ceded premiums:
Automobile	$2,021	4.0%	$1,541	3.3%	$1,882	3.6%
Federal Flood	5,293	10.4%	4,468	9.7%	3,951	7.5%
Homeowners'	43,331	84.7%	40,273	87.0%	46,893	88.5%
Commercial General Liability	440	0.9%	12	0.0%	238	0.4%
Total ceded premiums	$51,085	100.0%	$46,294	100.0%	$52,964	100.0%

Net written premiums
Automobile	$975	1.4%	$1,733	3.3%	$1,839	4.3%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	58,501	85.6%	40,130	77.2%	29,952	68.9%
Commercial General Liability	8,898	13.0%	10,113	19.5%	11,656	26.8%
Total net written premiums	$68,374	100.0%	$51,976	100.0%	$43,447	100.0%

Homeowners’ Property and Casualty Insurance

FNIC underwrites homeowners’ insurance in Florida. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The table that follows reflects the number of homeowner policies in-force by county and reflects our concentrations of risk from catastrophic events.

		In-Force Policy Count
		Years Ended December 31,
	2012		2011		2010
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Palm Beach	7,270	11.9%	8,203	18.7%	12,221	28.3%
Lee	5,175	8.5%	3,133	7.2%	2,404	5.6%
Brevard	4,508	7.4%	2,900	6.6%	1,598	3.7%
Pinellas	4,034	6.6%	3,788	8.6%	3,437	8.0%
Broward	3,700	6.1%	4,386	10.0%	5,008	11.6%
Collier	3,422	5.6%	1,583	3.6%	1,155	2.7%
Saint Lucie	3,151	5.2%	1,757	4.0%	1,278	3.0%
All others	29,842	48.7%	18,043	41.3%	16,031	37.1%
Total	61,102	100.0%	43,793	100.0%	43,132	100.0%

Federated National Holding Company

Our homeowner insurance products provide maximum dwelling coverage in the amount of approximately $3.0 million, with the aggregate maximum policy limit being approximately $5.0 million. We currently offer dwelling coverage “A” up to $3.0 million with an aggregate total insured value of $5.0 million. We continually subject these limits to review; though there were no material changes during 2012. The approximate average premium on the policies currently in-force is $1,675, as compared with $1,793 for 2011. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. Our 13.8% rate increase in connection with our Citizens Property Insurance Corporation (“Citizens”) assumptions was approved during 2011 by the Florida OIR. Additionally, the Florida OIR approved a second 14.1% rate increase in February 2012.

For a further discussion regarding Homeowners’ Property and Casualty Insurance, see “Recent Developments”, above.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 380 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants).  The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2012. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2012 is approximately $569, as compared with $712 in 2011.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$8,639	92.52%	$8,606	84.99%	$9,972	83.85%
Louisiana	217	2.32%	916	9.05%	1,094	9.19%
Texas	426	4.56%	534	5.28%	665	5.59%
Other	56	0.60%	69	0.68%	163	1.37%
Total	$9,338	100.00%	$10,125	100.00%	$11,894	100.00%

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average annual nonstandard personal automobile insurance policy currently in-force is approximately $1,626, as compared with $1,104 for 2011, and the nonstandard personal automobile insurance lines represents 100% of our written premiums for personal automobile insurance in 2012 and 2011.

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

Federated National Holding Company

Flood

FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $487 with limits up to $250,000. Commissions in connection with this program totaled $0.3 million in 2012, and $0.2 million in 2011 and 2010, respectively. Pursuant to the Florida OIR regulations, we are required to report write-your-own-flood premiums on a direct and ceded basis for 2008 and subsequent years. Prior to 2008, we reported only the commissions income associated with this program.

Managing General Agent Services

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates FNIC and American Vehicle. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Finance contracts receivable totaled less than $0.2 million as of December 31, 2012, compared with less than $0.1 million as of December 31, 2011.

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

Federated National Holding Company

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

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by FNU. FNU reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For all policies issued, FNU also has the right, within a period that varies by state between 60 days and 120 days from a policy's inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria.

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

Federated National Holding Company

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

Federated National Holding Company

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

Federated National Holding Company

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

Federated National Holding Company

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

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million and $4.7 million as of December 31, 2012 and 2011, respectively.

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

In addition, management provides for a liability on an aggregate basis to provide for incurred but not yet reported (“IBNR”). We utilize independent actuaries to help establish liability for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes.

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

Federated National Holding Company

The following table sets forth a reconciliation of beginning and ending liability for unpaid losses and LAE as shown in our consolidated financial statements for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Balance at January 1	$59,983	$66,529	$70,610
Less reinsurance recoverables	(2,088)	(6,809)	(11,594)
Net balance at January 1	$57,895	$59,720	$59,016

Incurred related to
Current year	$31,636	$31,893	$37,288
Prior years	(1,427)	(997)	2,800
Total incurred	$30,209	$30,896	$40,088

Paid related to
Current year	$15,892	$13,672	$15,077
Prior years	25,807	19,048	24,308
Total paid	$41,699	$32,720	$39,385

Net balance at period end	$46,405	$57,896	$59,719
Plus reinsurance recoverables	3,503	2,087	6,810
Balance at period end	$49,908	$59,983	$66,529

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.4 and $1.0 million for the years ended December 31, 2012 and 2011, respectively, and we increased the liability for losses and LAE for claims occurring in prior years by $2.8 million for the year ended December 31, 2010.

The liability for losses and LAE decreased by $4.2 million and $5.6 million for our homeowners’ and commercial general liability lines, respectively, during 2012. These reductions are due to management's continued efforts to manage the claims life cycle more efficiently. Additionally, our underwriting processes are designed to quickly gather the true primary and secondary risk characteristics and provide a profitable quote to the policyholder. This approach helps to reduce the overall frequency and severity of the loss portfolio.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2012. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2012.

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable, on a run-off basis, due from our automobile reinsurers as shown in our consolidated financial statements for the periods indicated.
	As of December 31,
	2012	2011
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance (payable) recoverable on paid losses and LAE	$8	$(23)
Unpaid losses and LAE	62	113
	$70	$90

Federated National Holding Company

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2012	2011
	(Dollars in Thousands)
Catastrophe Excess of Loss (various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$47	$8
Unpaid losses and LAE	94	542
	$141	$550

Amounts due from (to) reinsurers consisted of amounts related to:
Unpaid losses and LAE	$94	$542
Reinsurance recoverable on paid LAE	47	8
Reinsurance payable	-	(1)
	$141	$549

Federated National Holding Company

The following table presents the statutory liability for unpaid losses and LAE, net of reinsurance recoverable, for the years ended December 31, 2003 through 2012 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated net liabilities for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the net cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

Years Ended December 31,
(Dollars in Thousands)

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003

Statutory unpaid losses and LAE, net	$44,255	$55,567	$59,655	$59,016	$52,070	39,551	$27,259	$25,733	$37,390	$15,314

Cumulative paid as of:
One year later		24,476	17,863	22,910	17,264	17,019	19,331	25,465	35,114	10,721
Two years later			31,498	32,086	29,985	25,692	27,724	34,073	48,285	12,600
Three years later				40,660	35,367	35,185	33,308	39,739	53,621	13,558
Four years later					41,669	37,921	40,554	44,085	57,653	14,268
Five years later						41,577	41,335	49,339	60,197	14,583
Six years later							43,391	48,875	62,665	15,852
Seven years later								49,927	62,459	16,234
Eight years later									62,161	16,119
Nine years later										16,119

Re-estimated net liability as of:
End of year	44,255	55,567	59,655	59,016	52,070	39,551	27,259	25,733	37,390	15,314
One year later		54,694	58,895	61,567	52,755	44,361	35,315	35,804	44,293	14,327
Two years later			57,575	61,956	57,791	47,682	38,902	41,449	52,160	14,427
Three years later				59,509	58,113	53,026	45,507	45,295	56,479	15,034
Four years later					55,345	53,189	50,980	51,459	59,400	15,941
Five years later						51,938	50,909	55,779	64,080	15,921
Six years later							49,787	55,385	65,638	18,144
Seven years later								54,095	65,916	18,922
Eight years later									65,288	18,632
Nine years later										18,500

Cumulative redundancy (deficiency)		873	2,080	(493)	(3,276)	(12,387)	(22,528)	(28,362)	(27,899)	(3,186)
Cumulative redundancy (-) deficiency as a % of reserves originally established		1.6%	3.5%	-0.8%	-6.3%	-31.3%	-82.6%	-110.2%	-74.6%	-20.8%

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

Federated National Holding Company

As noted above, we have since experienced a $0.9 million cumulative redundancy in connection with the re-estimation of all losses that occurred in 2011, mainly on our homeowners’ losses. Relative to 2010, the cumulative redundancy in connection with the re-estimation of all losses totaled $2.1 million, from which $0.2 million relates to our homeowners’ losses, $1.8 million relates to our commercial general liability losses and $0.1 million relates to our automobile losses.

As noted in our Form 10-K for the fiscal year ended December 31, 2011, we experienced a $0.8 million cumulative redundancy in connection with the re-estimation of all losses that occurred in 2010,  mainly on our homeowners’ losses. Relative to 2009, the cumulative deficiency in connection with the re-estimation of all losses totaled $2.9 million, from which $1.2 million relates to our homeowners’ losses, $1.5 million relates to our commercial general liability losses and $0.2 million relates to our automobile losses.

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

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$49,908	$59,983	$66,529
Less unpaid Losses and LAE ceded	3,189	2,319	6,810
Balance Sheet Liability	46,719	57,664	59,719
Add Insurance Apportionment Plan	6	17	14
Intercompany Indemnification	(2,470)	(2,114)	(78)
SAP basis Loss and LAE reserves	$44,255	$55,567	$59,655

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SSAP basis presentation for the years ended 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$30,209	$30,896	$40,088
Intercompany adjusting and other expenses	3,744	(726)	8
Insurance apportionment plan	(4)	-	(2)
SAP basis Loss and LAE incurred	$33,949	$30,170	$40,094

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

Federated National Holding Company

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of FNIC and American Vehicle for 2012, 2011 and 2010, and are inclusive of Unallocated Loss Adjustment Expenses (“ULAE”).

	Years Ended December 31,
	2012	2011	2010
Loss Ratio	50.9%	63.7%	89.0%
Expense Ratio	46.3%	58.2%	74.7%
Combined Ratio	97.2%	121.9%	163.7%

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

Significant competition also emerged because of fundamental changes made to the property and casualty insurance business in Florida in recent years which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in Florida. Secondly, the law provided for rate relief to all policyholders. The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

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

Federated National Holding Company

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The most recent balance sheet audit of FNIC by the Florida OIR occurred as of December 31, 2009. There were no material findings by the independent auditors in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2009. There were no material findings in connection with this examination.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires FNIC to have securities with a fair market value of $2.0 million held in escrow. As of December 31, 2012, FNIC held investment securities with a fair value of approximately $2.3 million, as a deposit with the State of Florida. Additionally, as of December 31, 2012 FNIC had cash deposits totaling $415,100 with the State of Alabama, $150,000 with the State of Arkansas, $118,700 with the State of Louisiana and $25,000 with the State of Georgia.

As of  December 31, 2011, FNIC held investment securities with a fair value of approximately $2.1 million, as a deposit with the State of  Florida. Additionally, as of December 31, 2011 FNIC had cash deposits totaling $406,400 with the State of Alabama, $151,000 with the State of Arkansas, $118,520 with the State of Louisiana and $25,000 with the State of Georgia.

Consent Order

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

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

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is less than $0.1 million of policy premium.

•
The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) at 35% of its entire homeowners’ book. As of December 31, 2012, the Company had approximately 20.4% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

Federated National Holding Company

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

No dividends were paid by FNIC or American Vehicle in 2012, 2011 and 2010, and none are anticipated in 2013. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (FNU, FNA and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company system may charge any of the insurance companies for service (e.g., management fees and commissions).

NAIC Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2012 and 2011 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 474.4%, 409.7% and 222.8% at December 31, 2012, 2011 and 2010, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4% at December 31, 2010.

Federated National Holding Company

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

As of  December 31, 2012, FNIC was outside NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to investment yield, net change in adjusted policyholders’ surplus and estimated current reserve deficiency to policyholders’ surplus.

As of December 31, 2011, FNIC was outside NAIC’s usual range for two of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio and investment yield.

As of December 31, 2010, FNIC was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus. The Florida OIR approved an additional rate increase for our voluntary property book of homeowners’ business which averaged 20.2% statewide and went into effect November 1, 2009 and December 1, 2009 for new and renewed homeowner insurance policies, respectively.

As of December 31, 2010, American Vehicle was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio, investment yield, gross change in policyholders’ surplus and change in adjusted policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2010 or 2011 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2012 IRIS ratios, although there can be no assurance that will be the case.

Insurance Holding Company Regulation

We, the parent company, are subject to laws governing insurance holding companies in Florida where FNHC is domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of FNHC unless the Florida OIR, upon application, determines otherwise.

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

Federated National Holding Company

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

As of December 31, 2012, FNIC is rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 28, 2012, Demotech reaffirmed FNIC’s FSR of “A” (“Exceptional”).

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

EMPLOYEES

As of December 31, 2012, we had 116 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

ITEM 1A	RISK FACTORS

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing FNHC. Additional risks and uncertainties not presently known or currently deemed immaterial may also impair our business operations.

Risks Related to Our Business

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We write insurance policies that cover homeowners’, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by hurricanes, tropical storms, tornadoes, wind, hail, fires, riots and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Our policyholders are disbursed throughout Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms.

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

Federated National Holding Company

Although Florida has not experienced a hurricane during the last seven hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity. To address this risk, we are exploring alternatives to reduce our exposure to these types of storms. Although these measures may increase operating expenses, management believes that they will assist us in protecting long-term profitability, although there can be no assurances that will be the case.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is comprised of several reinsurance companies with varying levels of participation providing coverage for loss and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC.

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to Florida OIR approval.

We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

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

Our January 2011 Consent Order with the Florida OIR, as amended in February 2013, limits our business in certain respects and may prevent us from growing our business.

In January 2011, we entered into a Consent Order with the Florida OIR in connection with our request for approval of the merger of FNIC into American Vehicle. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC’s statutory underwriting profit during 2012. See “Regulation – Consent Order”. Among other things, the Consent Order as amended requires us to limit the concentration of our homeowners’ policies in the Tri-County Area. This reduction in concentration could materially adversely affect us by limiting our ability to write policies in the most populous region of the State of Florida, which could materially adversely affect our results of operations if we are not able to replace those policies with policies elsewhere in Florida or the other states in which we do business.

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

Federated National Holding Company

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

Federated National Holding Company

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Insurance Association (“JUA”), Florida Insurance Guaranty Association (“FIGA”), Citizens and the FHCF.

The insurance companies currently pass the assessments on to insurance policies, in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees may adversely affect our overall marketing strategy due to the competitive landscape in Florida.

During December 2012, the Company was assessed $0.8 million by FIGA relating to the recent failures of Florida domestic property and casualty insurance companies. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents held in a mutual fund money market account.  The Company had approximately $10.7 million and $6.8 million invested in the MTB Prime Money Market-Inst Fund Number 142, for which the NAIC classification is Class 1, as of December 31, 2012 and 2011, respectively.  A money market fund is eligible for listing on the Class 1 list if the fund meets certain characteristics relating to the credit rating, net asset value and other criteria demonstrating the financial condition of the fund.

Federated National Holding Company

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2012. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2012, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

An example of such emerging change was the influence public adjusters have had on property claim patterns. Public adjusters represented the vast majority of new and reopened claims filed during 2011 and 2010 where the cause of loss was asserted as hurricane related. Although the legitimacy of the claim may not prevail we are still required to research, review and sometimes mediate these claims. Several legislative actions in the state of Florida, such as limiting the time a claim can be filed subsequent to the cause of loss, have either passed or remain in legislative sub-committees. Each of these actions is designed to enhance the legitimacy of the public adjusters’ influence on the claim process.

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

Federated National Holding Company

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

Any failure by our insurance company to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. As of December 31, 2012, FNIC was in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

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

Federated National Holding Company

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

We currently market and distribute FNIC’s  products and services through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 900 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our automobile and property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell could negatively affect our revenues.

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

Federated National Holding Company

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

We depend, and will continue to depend, on the services of our executive management team which includes Michael Braun, our Chief Executive Officer and President of FNHC and FNIC, and Peter Prygelski, our Chief Financial Officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected.  Although we have employment agreements with our executive officers, any unplanned loss of service could substantially harm our business.

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

Federated National Holding Company

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

The Board of Directors of FNHC declared a regular quarterly dividend of $0.03 per common share payable on June 3, 2013 to shareholders of record as of May 6, 2013. This is an increase of 50% over the previously declared regular quarterly dividends of $0.02 per common share payable on March 4, 2013 and December 28, 2012 to shareholders of record as of February 4, 2013 and December 3, 2012, respectively. This action reflects both our commitment to returning capital to our shareholders and the Board’s confidence in our business plan.”

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. No further dividends were paid in 2010 or 2011 pursuant to applicable regulatory requirements and our Consent Order with the Florida OIR (see “Regulation – Consent Order”), which required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until FNIC experiences two consecutive quarters with an underwriting profit; hence no additional dividends were paid during 2011 or 2010.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC is permitted to pay to the parent company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

Federated National Holding Company

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

Our common stock is listed for trading on The NASDAQ Global Market under the symbol “FNHC”. The following table sets out the high and low closing sale prices as reported on The NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Quarter Ended	High	Low
March 31, 2012	$4.50	$3.02
June 30, 2012	$4.99	$3.81
September 30, 2012	$6.20	$4.25
December 31, 2012	$6.37	$3.02

March 31, 2011	$3.46	$3.07
June 30, 2011	$3.05	$2.58
September 30, 2011	$2.80	$2.30
December 31, 2011	$2.96	$2.32

As of March 15, 2013, there were 25 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 2,700.

DIVIDENDS

The Board of Directors of FNHC declared a regular quarterly dividend of $0.03 per common share payable on June 3, 2013 to shareholders of record as of May 6, 2013. This is an increase of 50% over the previously declared regular quarterly dividends of $0.02 per common share payable on March 4, 2013 and December 28, 2012 to shareholders of record as of February 4, 2013 and December 3, 2012, respectively. This action reflects both our commitment to returning capital to our shareholders and the Board’s confidence in our business plan.”

In the first quarter of 2010 we paid quarterly dividends of $0.06 per share. No further dividends were paid in 2010 or 2011 pursuant to applicable regulatory requirements and our Consent Order with the Florida OIR (see “Regulation – Consent Order”), which required that the Company not expend capital on the payment of dividends or the buyback of the Company’s common stock until FNIC experiences two consecutive quarters with an underwriting profit; hence no additional dividends were paid during 2011 or 2010.

Federated National Holding Company

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC is permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2012. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stock holders*	781,097	5.93	1,000,000

*   Includes options from the 1998 Stock Option Plan, the 2002 Stock Option Plan and the 2012 Stock Option Plan.

For additional information concerning our capitalization please see Footnote 14 to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

ISSUER REPURCHASES

During 2012 and 2011, the Company did not repurchase any common stock under previously announced stock repurchase plans.

SALES OF UNREGISTERED SECURITIES

None.

ITEM 6	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

Federated National Holding Company

	As of the Years Ended December 31,
	(Amounts in Thousands except Book Value Per Share)

	2012	2011	2010	2009	2008
Balance Sheet Data

Total assets	$185,888	$179,980	$184,049	$202,889	$197,102
Investments	130,096	129,467	122,485	114,219	26,065
Cash and short term investments	21,143	15,205	16,206	28,197	124,577

Total liabilities	119,983	121,836	126,118	135,447	120,871
Unpaid losses and LAE	49,908	59,983	66,529	70,611	64,775
Unearned premiums	59,006	47,933	47,136	50,857	40,508

Total shareholders' equity	65,905	58,144	57,931	67,442	76,231

Book value per share	$8.26	$7.32	$7.29	$8.48	$9.51

Federated National Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)

	2012	2011	2010	2009	2008
Operations Data:
Revenue:
Gross premiums written	$119,459	$98,269	$96,410	$104,379	$88,248
Gross premiums ceded	(51,085)	(46,293)	(52,963)	(56,217)	(34,553)

Net premiums written	68,374	51,976	43,447	48,162	53,695

Increase (decrease) in prepaid reinsurance premiums	2,059	(2,656)	(2,108)	10,163	(4,451)
(Increase) decrease in unearned premiums	(11,074)	(797)	3,721	(10,349)	15,886

Net change in prepaid reinsurance premiums and unearned premiums	(9,015)	(3,453)	1,613	(186)	11,435

Net premiums earned	59,359	48,523	45,060	47,976	65,130
Commission income	1,377	994	1,388	1,362	1,612
Finance revenue	496	518	395	294	350
Managing general agent fees	2,007	1,583	1,609	1,620	1,745
Net investment income	3,819	4,079	3,726	3,397	6,461
Net realized investment gains (losses)	1,072	2,725	6,777	1,117	(10,593)
Regulatory assessments recovered	-	109	857	2,333	2,104
Other income	517	1,632	792	755	655

Total revenue	68,647	60,163	60,604	58,854	67,464

Expenses:
Losses and LAE	30,209	30,896	40,088	43,706	41,869
Operating and underwriting expenses	9,996	9,916	10,835	9,681	7,209
Salaries and wages	8,439	8,004	8,611	7,930	7,428
Policy acquisition costs - amortization	13,255	12,347	13,025	13,747	14,760

Total expenses	61,899	61,163	72,559	75,064	71,266

Income (loss) before provision for income tax expense (benefit)	6,748	(1,000)	(11,955)	(16,210)	(3,802)
Provision for income tax expense (benefit)	2,435	(570)	(3,959)	(5,921)	(1,324)

Net income (loss)	$4,313	$(430)	$(7,996)	$(10,289)	$(2,478)

Earnings per share data
Net income (loss) per share - basic	$0.53	$(0.05)	$(1.01)	$(1.29)	$(0.31)
Net income (loss) per share - diluted	$0.53	$(0.05)	$(1.01)	$(1.29)	$(0.31)

Dividends paid per share	$0.02	$-	$0.06	$0.36	$0.72

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

Our primary insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 900 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia and Texas.

FNIC operates as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and can underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities.  In connection with this merger, the Company, FNIC and American Vehicle entered into a Consent Order with the Florida Office of Insurance Regulation (“Florida OIR”) pursuant to which we agreed to certain restrictions on our business operations. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC’s statutory underwriting profit during 2012. See “Regulation– Consent Order.”

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc. Until June 2011, we offered premium financing to our own and third-party insureds through our wholly owned subsidiary, Federated Premium Finance, Inc. (“Federated Premium”).

Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

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

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies.  During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

During the years ended December 31, 2012, 2011 or 2010, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004.  We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of Deferred Policy Acquisition Costs (“ DPAC”), and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 in this Form 10-K.

Except as described below, we believe that in 2012 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

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

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2012. The analysis relies primarily on four actuarial methods: Incurred Lossand DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2012). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under Statutory Accounting Principles (“SAP”) even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid losses & DCCE, resulting in total unpaid losses and LAE.

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

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

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

We trended these severities to accident year 2012 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2012.

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

Interim – During 2012 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2012 premised on future emergence inconsistent with historical loss reserve development patterns.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2012	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$6,295	$1,430	$7,725	$8,855	$141	$16,439
Commercial General Liability	1,197	1,509	2,706	22,677	77	25,306
Automobile	3,456	133	3,589	4,259	3,285	4,563
Fire	5	7	12	83	-	95
Inland Marine	-	-	-	2	-	2

Total	$10,953	$3,079	$14,032	$35,876	$3,503	$46,405

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2011	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$6,719	$1,571	$8,290	$12,328	$480	$20,138
Commercial General Liability	2,369	1,606	3,975	28,089	(190)	32,254
Automobile	3,428	113	3,541	3,511	1,797	5,255
Fire	8	2	10	238	-	248
Inland Marine	-	-	-	1	-	1

Total	$12,524	$3,292	$15,816	$44,167	$2,087	$57,896

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss and LAE reserves, net of reinsurance.

	Years Ended December 31,
	2012		2011
Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	41,764	4.5%	52,107	4.3%
-7.5%	42,925	3.4%	53,554	3.2%
-5.0%	44,085	2.3%	55,001	2.1%
-2.5%	45,245	1.1%	56,449	1.1%
Base	46,405	-	57,896	-
2.5%	47,565	-1.1%	59,344	-1.1%
5.0%	48,725	-2.3%	60,791	-2.1%
7.5%	49,885	-3.4%	62,238	-3.2%
10.0%	51,045	-4.5%	63,686	-4.3%

(1) Net of tax

For the year ended December 31, 2012, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $42.2 million to a high of $53.7 million, with a best estimate of $45.4 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $44.7 million, and on a GAAP consolidated basis at $49.9 million which when netted with our $3.5 million reinsurance recoverable totals $46.4 million. The Company’s statutory point estimate for its reserves as of December 31, 2012 is 1.5% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2012 Compared with December 31, 2011

Total Investments

Total investments increased $0.6 million, or 0.5%, to $130.1 million as of December 31, 2012, compared with $129.5 million as of December 31, 2011.

We account for our investment securities consistent with FASB issued guidance that requires our securities to be classified into one of three categories: (i) held-to-maturity, (ii) trading securities or (iii) available-for-sale.

Investments classified as held-to-maturity include debt securities wherein the Company’s intent and ability are to hold the investment until maturity and are carried at amortized cost without consideration to unrealized gains or losses. Investments classified as trading securities include debt and equity securities bought and held primarily for sale in the near term and are carried at fair value with unrealized holding gains and losses included in current period operations. Investments classified as available-for-sale include debt and equity securities that are not classified as held-to-maturity or as trading security investments and are carried at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, namely “Other Comprehensive Income.”

The debt and equity securities that are available for sale and carried at fair value represent 94% of total investments as of December 31, 2012, compared with 94% as of December 31, 2011.

We did not hold any trading investment securities during 2012.

As of December 31, 2012 and 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds. As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

Below is a summary of net unrealized gains and losses at December 31, 2012 and December 31, 2011 by category.

	Unrealized Gains and (Losses)
	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$567	$659
Obligations of states and political subdivisions	201	138
Corporate	3,760	1,543
International	106	5
	4,634	2,345

Equity securities:
Common stocks	1,887	(939)

Total debt and equity securities	$6,521	$1,406

The net unrealized gain of $6.5 million is inclusive of $0.7 million of unrealized losses. The $0.7 million of unrealized losses is inclusive of $0.6 million unrealized losses from equity securities and $0.1 million unrealized losses from debt securities.

The $0.6 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of December 31, 2012.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

The $0.1 million of unrealized losses from debt securities is related to US government bonds.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

FASB has also issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. Factors used in such consideration include the extent and length of time over which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our ability and intent to keep the investment for a period sufficient to allow for an anticipated recovery in market value.  In reaching a conclusion that a security is either other-than-temporarily or permanently impaired, we also consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses. During 2011, in connection with the process, we have charged to operations $0.8 million of investment losses.

As of December 31, 2012 and December 31, 2011, all of our securities are in good standing and not impaired, except as noted above.

The Company records the unrealized gains, net of estimated income taxes, that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”.

The following table summarizes, by type, our investments as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$27,392	21.06%	$37,217	28.75%
Obligations of states and political subdivisions	3,939	3.03%	2,303	1.77%
Corporate	67,313	51.74%	63,268	48.87%
International	3,111	2.39%	1,523	1.18%
	101,755	78.22%	104,311	80.57%
Debt securities, at amortized cost:
United States government obligations and authorities	6,016	4.62%	6,166	4.76%
Corporate	1,203	0.92%	962	0.74%
International	140	0.11%	-	0.00%
	7,359	5.65%	7,128	5.50%
Total debt securities	109,114	83.87%	111,439	86.07%

Equity securities, at market:	20,982	16.13%	18,028	13.93%
Total investments	$130,096	100.00%	$129,467	100.00%

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Debt securities are carried on the balance sheet at market. At December 31, 2012 and 2011, debt securities had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	December 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$10,967	10.05%	$48,686	43.69%
AA	38,733	35.50%	6,712	6.02%
A	31,774	29.12%	31,960	28.68%
BBB	27,640	25.33%	22,193	19.92%
Not rated	-	0.00%	1,888	1.69%
	$109,114	100.00%	$111,439	100.00%

The following table summarizes, by maturity, the debt securities as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$2,938	2.70%	$8,328	7.47%
One year to five years	51,439	47.14%	48,176	43.24%
Five years to 10 years	37,111	34.01%	37,380	33.54%
More than 10 years	17,626	16.15%	17,555	15.75%
Total debt securities	$109,114	100.00%	$111,439	100.00%

At December 31, 2012, the weighted average maturity of the debt portfolio was approximately 6.2 years.

As of December 31, 2012 and December 31, 2011, we have classified $7.4 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During 2012 or 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Two reinsurers require FNIC to maintain securities with a fair market value of $4.6 million.  As of December 31, 2012, FNIC  maintained fully funded trust agreements that totaled $4.8 million in favor of the reinsurers.  As of December 31, 2011, FNIC maintained fully funded trust agreement that totaled $4.6 million in favor of the reinsurers.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2012 and 2011 respectively, the amount held in trust was $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $5.9 million, or 39.0%, to $21.1 million as of December 31, 2012, compared with $15.2 million as of December 31, 2011. The increase in cash and short-term investments is for a planned reinsurance payment.  We evaluate our asset class allocation on an ongoing basis continually adjust based on economic and business risk.

 Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $1.3 million, or 15.5%, to $7.0 million as of December 31, 2012, compared with $8.3 million as of December 31, 2011. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.4 million, or 42.9%, to $8.0 million as of December 31, 2012, compared with $5.6 million as of December 31, 2011.

Our homeowners’ insurance premiums receivable increased $2.3 million, or 60.0%, to $6.0 million as of December 31, 2012, compared with $3.7 million as of December 31, 2011.

Our commercial general liability insurance premiums receivable decreased $0.7 million, or 58.9%, to $0.5 million as of December 31, 2012, compared with $1.2 million as of December 31, 2011.

Premiums receivable in connection with our automobile line of business increased $0.9 million, or 112.2%, to $1.7 million as of December 31, 2012, compared with $0.8 million as of December 31, 2011.

Our allowance for credit losses remained unchanged at $0.1 million as of December 31, 2012, compared with $0.1 million as of December 31, 2011.

	Years Ended December 31,
	2012	2011
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$73	$68
Additions charged to bad debt expense	161	115
Write-downs charged against the allowance	(165)	(110)
Allowance for credit losses at end of year	$69	$73

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, increased $1.4 million, or 67.8%, to $3.5 million as of December 31, 2012, compared with $2.1 million as of December 31, 2011. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

DPAC

DPAC increased $0.8 million, or 9.9%, to $8.5 million as of December 31, 2012, compared with $7.7 million as of December 31, 2011. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2012	2011
	(Dollars in Thousands)

Balance, beginning of year	$7,718	$7,879
Acquisition costs deferred	14,016	12,186
Amortization expense during year	(13,255)	(12,347)
Balance, end of year	$8,479	$7,718

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $4.3 million, or 49.6%, to $4.3 million as of December 31, 2012, compared with $8.6 million as of December 31, 2011. Deferred income taxes, net, is comprised of approximately $10.1 million and $12.1 million of deferred tax assets, net of approximately $5.7 million and $3.5 million of deferred tax liabilities as of December 31, 2012 and December 31, 2011. The change in the net deferred tax asset is primarily due to the decrease in the deferred tax assets related to unpaid losses and loss adjustment expenses, allowance for impairments and net operating losses carry forward.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,725	$2,385
Unearned premiums	2,629	1,950
Discount on advance premiums	167	195
Allowance for credit losses	31	34
Allowance for impairments	91	317
FIGA Guaranty Assessment	306	-
Depreciation & amortization	366	317
Reserve for claims settlements	809	809
NOL Carryforward	3,259	5,696
AMT credit	253	-
Stock option expense per ASC 718	432	410
Total deferred tax assets	10,068	12,113
Deferred tax liabilities:

Deferred acquisition costs, net	(3,191)	(2,905)
Dividends Collected vs. Earned	(18)	-
Regulatory assessments	(67)	(67)
Unrealized Gain on investment securities	(2,454)	(529)
Total deferred tax liabilities	(5,730)	(3,501)
Net deferred tax asset	$4,338	$8,612

Income Taxes Receivable

Income taxes receivable remained unchanged at nearly nothing as of December 31, 2012, compared with nothing as of December 31, 2011.

The Company’s consolidated federal and state income tax returns for 2009–2011 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities.  The 2012 federal and state income tax returns have been extended and will be filed by the extended due date in Q3 of 2013.  The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

Property, Plant and Equipment, net

Property, plant and equipment, net decreased $0.2 million, or 33.0%, to $0.6 million as of December 31, 2012, compared with $0.8 million as of December 31, 2011. The change is due to our sale of a previously occupied retail facility.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Other Assets

Other assets increased $0.6 million, or 26.9%, to $2.7 million as of December 31, 2012, compared with $2.1 million as of December 31, 2011. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)

Accrued interest income receivable	$966	$1,130
Deposits	249	185
Prepaid expenses	478	432
Receivable for investments sold	598	-
Other	367	347
Total	$2,658	$2,094

Unpaid Losses and LAE

Unpaid losses and LAE decreased $10.1 million, or 16.8%, to $49.9 million as of December 31, 2012, compared with $60.0 million as of December 31, 2011. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,276	$6,637	$14,913	$8,795	$10,652	$19,447
Commercial General Liability	2,956	22,310	25,266	4,225	27,717	31,942
Automobile	3,643	6,086	9,729	3,533	5,061	8,594
Total	$14,875	$35,033	$49,908	$16,553	$43,430	$59,983

Please see “Liability for Unpaid Losses and LAE” under “Item 1. Business” for a discussion of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $11.1 million, or 23.1%, to $59.0 million as of December 31, 2012, compared with $47.9 million as of December 31, 2011. The change was due to a $10.9 million increase in unearned homeowners’ insurance premiums, a $0.5 million increase in unearned flood insurance premiums, a $0.2 million decrease in unearned commercial general liability premiums, and a $0.1 million decrease in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances decreased $0.3 million, or 12.4%, to $2.5 million as of December 31, 2012, compared with $2.8 million as of December 31, 2011. Premium deposits are monies received on policies not yet in-force as of December 31, 2012.

Bank Overdraft

Bank overdraft decreased $1.9 million, or 24.5%, to $6.0 million as of December 31, 2012, compared with $7.9 million as of December 31, 2011. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.5 million, or 15.6%, to $2.6 million as of December 31, 2012, compared with $3.1 million as of December 31, 2011. The change from prior year is primarily due to the timing of payments with our trade vendors.

Results of Operations
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $21.2 million, or 21.6%, to $119.5 million for 2012, compared with $98.3 million for 2011. The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Years Ended December 31,
	2012		2011
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$101,832	85.24%	$80,402	81.82%
Commercial General Liability	9,338	7.82%	10,125	10.30%
Federal Flood	5,293	4.43%	4,468	4.55%
Automobile	2,996	2.51%	3,274	3.33%
Gross written premiums	$119,459	100.00%	$98,269	100.00%

The increase in the sale of homeowners’ policies by $21.4 million, or 26.7%, to $101.8 million in 2012, compared with $80.4 million in 2011, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2012, 72.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $61.1 million (a 37.4% reduction of in-force premium), while 63.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $31.5 million, (a 28.6 % reduction of in-force premium), as of December 31, 2011.

During 2012 and 2011, the change to the cumulative wind mitigation credits afforded our policyholders totaled $29.6 million and $4.2 million, respectively.

These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 37.4% of the pre-credit premium, or $61.1 million, as of December 31, 2012, as compared with 28.6% of the pre-credit premium, or $31.5 million, as of December 31, 2011.

Our in-force homeowners’ policies increased by approximately 17,300, or approximately 40%, to approximately 61,100 as of December 31, 2012, as compared with approximately 43,800 as of December 31, 2011.

We received approval from the Florida OIR in 2010 for a premium rate increase for our voluntary homeowners’ program within the State of Florida. That premium rate increase averaged approximately 20.2% and was implemented for policies with effective dates as soon as permitted following approval. In addition, in 2010 we received approval from the Florida OIR for a premium rate increase of approximately 15% for homeowners policies assumed from Citizens Property Insurance Corporation (“Citizens”) in Florida beginning July 2010.  In February 2012, we received approval from the Florida OIR of a 14.1% rate increase. That rate increase, together with our 2011 rate increase for our voluntary property book of homeowners’ business averaged 20.2% statewide, and our assumed property book of homeowners’ business, averaged 13.9% statewide.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Our earnings can also be impacted by our ratings, such as the rating of FNIC by Demotech, Inc. (“Demotech”). FNIC’s rating as of December 31, 2012 was "A" ("Exceptional"). For more information regarding our rating and the impact of a change or withdrawal of our rating, please see “Business-Regulation-Industry Rating Services.”

The Company’s sale of commercial general liability policies decreased by $0.8 million to $9.3 million for 2012, compared with $10.1 million for 2011. The primary factor for this decrease has been improvements to our underwriting standards and our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$8,639	92.52%	$8,606	84.99%
Louisiana	217	2.32%	916	9.05%
Texas	426	4.56%	534	5.28%
Other	56	0.60%	69	0.68%
Total	$9,338	100.00%	$10,125	100.00%

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of auto insurance policies decreased to $3.0 million for 2012, compared with $3.3 million for 2011. The Company’s sale of auto insurance included new and renewal policies in 2012 and only renewal policies in 2011.

Gross Premiums Ceded

Gross premiums ceded increased to $51.1 million for 2012, compared with $46.3 million for 2011. Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $43.3 million, $0.5 million, $5.3 million and $2.0 million for 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood and automobile programs totaled $40.3 million, $4.5 million and $1.5 million for 2011. The increase to gross premiums ceded relating to our homeowners’ program is due to higher gross premium written, net of a reduced marginal cost of reinsurance purchased from the Florida Hurricane Catastrophe Fund (“FHCF”). We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

Increase (Decrease) in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $2.1 million in 2012, compared with a $2.7 million decrease in 2011. The benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $11.1 million for 2012, compared with $0.8 million for 2011. The 2012 charge to written premium was due to a $10.9 million increase in unearned homeowners’ insurance premiums, a $0.5 million increase in unearned flood premiums, a $0.1 million decrease in unearned automobile premiums and a $0.2 million decrease in unearned commercial general liability premiums during 2012. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Federated National Holding Company
Management's Discussion and Analysis of Financial Condition and Results of Opearations

Net Premiums Earned

Net premiums earned increased $10.9 million, or 22.3%, to $59.4 million for 2012, compared with $48.5 million for 2011. The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$49,209	82.90%	$35,785	73.75%
Commercial General Liability	9,196	15.49%	10,632	21.91%
Automobile	954	1.61%	2,106	4.34%
Net premiums earned	$59,359	100.00%	$48,523	100.00%

The $13.4 million increase in homeowners’ net premiums earned is due to a $21.4 million increase in gross written premium as discussed, a $3.1 million increase in gross premiums ceded and a $4.9 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $1.4 million decrease in commercial general liability net premiums earned is a result of a $0.8 million decrease in gross written premium, reflecting the impact our decision to restrict underwriting authority within specific commercial general liability classes and geographic areas. The change is also a result of a $0.4 million increase in gross premiums ceded and a $0.2 million decrease in the net change to unearned premium.

The $1.1 million decrease in automobile net premiums earned is a result of a $0.3 million decrease in gross written premium as discussed, a $0.4 million increase in gross premiums ceded and a $0.4 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.4 million, or 38.5%, to $1.4 million for 2012, compared with $1.0 million for 2011. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Managing General Agent Fees

Managing general agent fees increased $0.4 million, or 26.8%, to $2.0 million for 2012, compared with $1.6 million for 2011. The change is attributed to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.3 million, or 6.4%, to $3.8 million for 2012, compared with $4.1 million for 2011.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 2.5% and 2.8%, respectively, for 2012. Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 2.9% and 3.1%, respectively, for 2011.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 2.6% and 2.9%, respectively, for 2012.  The primary reason for our lower investment yield in 2012 was the result of the Federal Reserve's activity in the bond market, which pushed up bond prices and lowered yields. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 3.1% and 3.4%, respectively, for 2011.

See also “Analysis of Financial Condition As of December 31, 2012 Compared with December 31, 2011 – Investments” for a further discussion on our investment portfolio.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains

Net realized investment gains were $1.1 million for 2012, compared with $2.7 million for 2011. Specifically, net realized losses for equity securities were $0.3 million for 2012 and 2011. For debt securities, net realized gains were $1.4 million for 2012, compared with $3.0 million for 2011. During 2011, the Company, because of the actions taken by the Federal Reserve to maintain a low interest rate environment, realized significant gains in the fixed income portfolio.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During 2012, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations, realized investment losses of $44,000. The charges relate to common stock held in diverse industries; during 2011, pursuant to guidelines prescribed in FASB issued guidance, we charged to operations, realized investment losses of $0.8 million. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as S&P and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category during 2012 and 2011.

	Years Ended December 31,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,783	$3,569
Equity securities	1,403	1,240
Total realized gains	3,186	4,809

Realized losses:
Debt securities	(391)	(595)
Equity securities	(1,723)	(1,489)
Total realized losses	(2,114)	(2,084)
Net realized gains on investments	$1,072	$2,725

Other Income

Other income decreased $1.1 million, or 68.3%, to $0.5 million for 2012, compared with $1.6 million for 2011. Sources of other income for 2012 include the reconciliation of outstanding checks in connection with our accounting for unclaimed property and the recovery of a receivable written off in a prior year. Sources of other income for  2011 include the reconciliation of outstanding checks in connection with our accounting for unclaimed property and the final recognition of our gain on the sale of our Lauderdale Lakes property.

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

Losses and LAE decreased by $0.7 million, or 2.2%, to $30.2 million for 2012, compared with $30.9 million for 2011. The overall change includes a $4.8 million increase in our homeowners’ program, a $3.4 million decrease in our commercial general liability program and a $2.1 million decrease in connection with our automobile program.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2012			December 31, 2011
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,276	$6,637	$14,913	$8,795	$10,652	$19,447
Commercial General Liability	2,956	22,310	25,266	4,225	27,717	31,942
Automobile	3,643	6,086	9,729	3,533	5,061	8,594
Total	$14,875	$35,033	$49,908	$16,553	$43,430	$59,983

Please see “Liability for Unpaid Losses and LAE” under “Item 1 Business” for a discussion of the factors that affect unpaid losses and LAE.

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $10.1 million during 2012. This overall change includes a $4.5 million decrease in reserves for our homeowners’ program, a $6.7 million decrease in reserves for our commercial general liability program and a $1.1 million increase in reserves for our automobile program. The decreases are due to favorable experience based in part on enhanced underwriting and claim processing techniques.

Our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2012 was 50.9% compared with 63.7% for the same period in 2011. The favorable decrease to our loss ratio is due to the $0.7 million decrease in losses and LAE measured against the $10.9 million increase in net premium earned during 2012 as compared with the same period in 2011.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2012	2011
Homeowners'	51.85%	57.79%
Commercial General Liability	32.85%	60.11%
Automobile	175.17%	181.67%
All lines	50.89%	63.67%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.1 million, or 0.8%, to $10.0 million for 2012, compared with $9.9 million for 2011.

Salaries and Wages

Salaries and wages increased $0.4 million, or 5.4%, to $8.4 million for 2012, compared with $8.0 million for 2011. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $0.3 million during 2012, compared with approximately $0.2 million for 2011.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $1.0 million, or 7.4%, to $13.3 million for 2012, compared with $12.3 million for 2011.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Tax Expense (Benefit)

The provision for income tax expense was $2.4 million for 2012, compared with a benefit of $0.6 million for 2011. The effective rate for income taxes was 36.1% for 2012, compared with 57.0% for  2011. The 2011 57.0% effective rate reflects the true-up of the 2010  tax return permanent differences.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for 2012 was $4.3 million, compared with net loss of  $0.4 million for 2011.

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

The increase in the sale of homeowners’ policies by $3.6 million, or 4.6%, to $80.4 million in 2011, compared with $76.8 million in 2010, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.  We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2011, 63.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $31.5 million (a 28.6% reduction of in-force premium), while 60.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $27.3 million, (a 26.0% reduction of in-force premium), as of December 31, 2010.

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

We received approval from the Florida OIR in 2009 and 2010 for a premium rate increases for our voluntary homeowners’ program within the State of Florida. These premium rate increases averaged approximately 19% in 2009 and 20.2% in 2010 and were implemented for policies with effective dates as soon as permitted following approval. In addition, in 2010 we received approval from the Florida OIR for a premium rate increase of approximately 15% for homeowners policies assumed from Citizens in Florida beginning July 2010.  In February 2012, we received approval from the Florida OIR of a 14.1% rate increase. That rate increase, together with our 2011 rate increases for our voluntary property book of homeowners’ business, averaging 20.2% statewide, and our assumed property book of homeowners’ business, averaging 13.9% statewide, gained momentum and accreted throughout 2012.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our earnings can also be impacted by our ratings, such as the rating of FNIC by Demotech. FNIC’s  rating as of December 31, 2011 was "A" ("Exceptional"). For more information regarding our rating and the impact of a change or withdrawal of our rating, please see “Business-Regulation-Industry Rating Services.”

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

	Years Ended December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$8,606	84.99%	$9,972	83.85%
Louisiana	916	9.05%	1,094	9.19%
Texas	534	5.28%	665	5.59%
Other	69	0.68%	163	1.37%
Total	$10,125	100.00%	$11,894	100.00%

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

Net Investment Income

Net investment income increased $0.4 million, or 9.5%, to $4.1 million for 2011, compared with $3.7 million for 2010.  Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 2.9% and 3.1%, respectively, for 2011. Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 2.5% and 2.7%, respectively, for 2010.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 3.1% and 3.4%, respectively, for 2011.  The primary reason for our lower investment yield in 2011 was the Company harvested gains that were a result of the Federal Reserve's activity in the bond market, which pushed up bond prices and lowered yields.  Hence the proceeds from recognizing the gains were reinvested at yields that were lower than what was sold. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 3.4% and 3.7%, respectively, for 2010.

See also “Analysis of Financial Condition As of December 31, 2011 Compared with December 31, 2010 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $2.7 million for 2011, compared with net realized investment gains of $6.8 million for 2010.  Specifically, net realized losses for equity securities were $0.3 million for 2011, compared with $1.7 million net realized gains for 2010. For debt securities, net realized gains were nearly $3.0 million for 2011, compared with net realized gains of $4.0 million for 2010. During 2011, the Company, because of the actions taken by the Federal Reserve to maintain a low interest rate environment, realized significant gains in the fixed income portfolio. During 2010, the Company had an overweight position in corporate bonds that performed well and sold these bonds to lock in gains and bolster the surplus of our insurance companies.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During 2011, pursuant to guidelines prescribed in FASB issued guidance, we have charged to operations, realized investment losses of $0.8 million. The charges relate to common stock held in diverse industries; during 2010, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as S&P and Moody’s, as well as information released via the general media channels.

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

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2011	2010
Homeowners'	57.79%	92.06%
Commercial General Liability	60.11%	69.39%
Automobile	181.67%	186.30%
All lines	63.67%	88.96%

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2012 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2013	2014	2015	2016	Thereafter
Unpaid Losses and LAE	$49,908	$29,626	$11,933	$5,490	$1,916	$943
Operating leases	1,687	373	380	388	395	151
Total	$51,595	$29,999	$12,313	$5,878	$2,311	$1,094

LIQUIDITY AND CAPITAL RESOURCES

In 2012, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased deferred income tax expense, amortization of investment premium discount, net, decreased prepaid reinsurance premiums, depreciation and amortization and non-cash compensation. Additional sources of capital included exercised stock options, a tax benefit related to non-cash compensation, purchases of property and equipment and an increased provision for uncollectible premiums receivable. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

In 2012, net cash provided by operating activities was $1.5 million. In 2011 and 2010, net cash provided and used by operating activities was $4.1 million and $6.6 million, respectively.

In 2012, operations generated $20.8 million of gross cash flow, due to an $11.1 million increase in unearned premiums, a $2.3 million decrease in deferred income tax expense and $1.4 million of amortization of investment premium discount, net. Additional sources of cash included a $1.3 million decrease in prepaid reinsurance premiums, $0.2 million depreciation and amortization and $0.2 million non-cash compensation, all in conjunction with $4.3 million of net income.

In 2012, operations used $19.2 million of gross cash flow primarily due to a $10.1 million decrease in unpaid losses and LAE, a $2.4 million increase in premiums receivable, a $1.9 million decrease in bank overdraft, a $1.4 million increase in reinsurance recoverable, net, $1.1 million of net realized investment gains and a $0.8 million increase in policy acquisition costs, net of amortization. Additional uses of cash included a $0.6 million increase in other assets, a $0.5 million decrease in accounts payable and accrued expenses, a $0.3 million decrease in premium deposits and customer credit balances and a $0.1 million decrease in income taxes payable.

In 2012, net cash provided by investing activities was $4.3 million. In 2011 and 2010, net cash used by investing activities was $5.2 million and $5.1 million. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2012, investing activities generated $90.5 million and used $86.2 million.

In 2012, net cash provided by financing activities was less than $0.1 million. In 2011 and 2010, net cash provided and used by financing activities was less than $0.1 million and $0.4 million, respectively. In 2012, the sources of cash in connection with financing activities included $0.1 million from exercised stock options and a $0.1 million tax benefit related to non-cash compensation. In 2012, the use of cash in connection with financing activities was $0.2 million of dividends paid.

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

FNIC’s statutory capital surplus as of December 31, 2012 was approximately $52.1 million and its statutory net income in 2012 was $6.6 million. FNIC’s statutory capital surplus as of December 31, 2011 was approximately $39.3 million and its statutory net income in 2011 was $0.8 million.

As of December 31, 2012, 2011, and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2012
	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$12,818	$14,693	$15,088	$16,760
Other revenue	1,925	2,130	2,173	3,060
Total revenue	14,743	16,823	17,261	19,820

Expenses:
Losses and LAE	5,728	7,136	8,049	9,296
Other expenses	7,370	7,347	8,109	8,864
Total expenses	13,098	14,483	16,158	18,160

Income before provision for income tax expense	1,645	2,340	1,103	1,660
Provision for income tax expense	573	918	353	591

Net income	$1,072	$1,422	$750	$1,069

Basic net income per share	$0.13	$0.18	$0.09	$0.13

Fully diluted net income per share	$0.13	$0.18	$0.09	$0.13

Weighted average number of common shares outstanding	7,946	7,947	7,949	7,965

Weighted average number of common shares outstanding (assuming dilution)	7,962	7,994	8,042	8,096

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

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2012 and 2011, we had no off balance sheet transactions.

Federated National Holding Company

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2012, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments as of December 31, 2012 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2013	2014	2015	2016	2017	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$1,603	$600	$1,160	$435	$918	$11,653	$16,369	$17,719
Obligations of states and political subdivisions	350	-	-	195	350	2,700	3,595	3,939
Corporate securities	739	4,509	4,907	6,986	6,505	31,023	54,669	62,074
International securities	-	-	-	790	75	2,000	2,865	3,251
Collateralized mortgage obligations	223	965	7,462	11,215	458	0	20,323	22,131
Equity securities, at market	-	-	-	-	-	-	-	20,982
All investments	$2,915	$6,074	$13,529	$19,621	$8,306	$47,376	$97,821	$130,096

Weighted average interest rate by expected maturity:
United States government obligations and authorities	3.53%	1.51%	0.35%	2.16%	0.72%	2.35%	2.54%
Obligations of states and political subdivisions	2.04%	0.00%	0.00%	1.60%	1.65%	4.14%	3.75%
Corporate securities	3.55%	5.09%	3.77%	3.97%	4.60%	5.46%	5.01%
International securities	0.00%	0.00%	0.00%	1.98%	1.38%	4.99%	4.07%
Collateralized mortgage obligations	5.07%	4.59%	4.54%	4.57%	3.50%	0.00%	4.60%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.47%	4.66%	3.90%	4.17%	3.96%	4.60%	4.44%

Federated National Holding Company

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets
as of December 31, 2012 and 2011	65
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010	66
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011 and 2010	67
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss
For the years ended December 31, 2012, 2011 and 2010	68
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010	69
Notes to Consolidated Financial Statements	71

Federated National Holding Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Federated National Holding Company

We have audited the accompanying consolidated balance sheets of Federated National Holding Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. Federated National Holding Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated National Holding Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

De Meo Young McGrath

Boca Raton, FL

April 1, 2013

Federated National Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	Period Ending
	December 31, 2012	December 31, 2011
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$101,755	$104,311
Debt maturities, held to maturity, at amortized cost	7,359	7,128
Equity securities, available for sale, at fair value	20,982	18,028

Total investments	130,096	129,467

Cash and short term investments	21,143	15,205
Prepaid reinsurance premiums	7,045	8,339
Premiums receivable, net of allowance for credit losses of $69 and $73, respectively	8,023	5,616
Reinsurance recoverable, net	3,503	2,087
Deferred policy acquisition costs	8,479	7,718
Deferred income taxes, net	4,338	8,612
Income taxes receivable	39	-
Property, plant and equipment, net	564	842
Other assets	2,658	2,094

Total assets	$185,888	$179,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$49,908	$59,983
Unearned premiums	59,006	47,933
Premiums deposits and customer credit balances	2,458	2,804
Bank overdraft	5,987	7,930
Income taxes payable	-	77
Accounts payable and accrued expenses	2,624	3,109

Total liabilities	119,983	121,836

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,979,488 and 7,946,384, respectively	80	79
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,356	50,940
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	4,067	877
Total accumulated other comprehensive income	4,067	877
Retained earnings	10,402	6,248
Total shareholders' equity	65,905	58,144
Total liabilities and shareholders' equity	$185,888	$179,980

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Twelve Months Ended December 31,
	2012	2011	2010
	(Dollars in Thousands except EPS and Share and Dividend Data)
Revenue:
Gross premiums written	$119,459	$98,269	$96,410
Gross premiums ceded	(51,085)	(46,293)	(52,963)

Net premiums written	68,374	51,976	43,447

Increase (decrease) in prepaid reinsurance premiums	2,059	(2,656)	(2,108)
(Increase) decrease in unearned premiums	(11,074)	(797)	3,721

Net change in prepaid reinsurance premiums and unearned premiums	(9,015)	(3,453)	1,613

Net premiums earned	59,359	48,523	45,060
Commission income	1,377	994	1,388
Finance revenue	496	518	395
Managing general agent fees	2,007	1,583	1,609
Net investment income	3,819	4,079	3,726
Net realized investment gains	1,072	2,725	6,777
Regulatory assessments recovered	-	109	857
Other income	517	1,632	792

Total revenue	68,647	60,163	60,604

Expenses:
Losses and LAE	30,209	30,896	40,088
Operating and underwriting expenses	9,996	9,916	10,835
Salaries and wages	8,439	8,004	8,611
Policy acquisition costs - amortization	13,255	12,347	13,025

Total expenses	61,899	61,163	72,559

Income (loss) before provision for income tax expense (benefit)	6,748	(1,000)	(11,955)
Provision for income tax expense (benefit)	2,435	(570)	(3,959)

Net income (loss)	$4,313	$(430)	$(7,996)

Net income (loss) per share - basic	$0.53	$(0.05)	$(1.01)

Net income (loss) per share - diluted	$0.53	$(0.05)	$(1.01)

Weighted average number of common shares outstanding - basic	7,951,906	7,946,384	7,946,384

Weighted average number of common shares outstanding - diluted	8,016,110	7,946,384	7,946,384

Dividends paid per share	$0.02	$-	$0.06

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Net income (loss)	$4,313	$(430)	$(7,996)

Change in net unrealized gains (losses) on investments available for sale	5,114	572	(2,415)

Comprehensive income (loss) before tax	9,427	142	(10,411)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,924)	(215)	909

Comprehensive income (loss)	$7,503	$(73)	$(9,502)

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Deficit	Retained Earnings	Total Shareholder's Equity
	(Dollars in Thousands)

Balance as of December 31, 2009		$79	$50,185	$2,026	$15,151	$67,441

Net loss	$(7,996)				(7,996)	(7,996)
Cash dividends					(477)	(477)
Treasury stock acquired
Shares based compensation			469			469
Net unrealized change in investments, net of tax effect of $909	(1,506)			(1,506)		(1,506)
Comprehensive loss	$(9,502)

Balance as of December 31, 2010		$79	$50,654	$520	$6,678	$57,931

Net loss	$(430)				(430)	(430)
Cash dividends
Treasury stock acquired
Shares based compensation			286			286
Net unrealized change in investments, net of tax effect of ($215)	357			357		357
Comprehensive loss	$(73)

Balance as of December 31, 2011		$79	$50,940	$877	$6,248	$58,144

Net income	$4,313				4,313	4,313
Cash dividends					(159)	(159)
Treasury stock acquired
Stock options exercised		1	128			129
Shares based compensation			288			288
Net unrealized change in investments, net of tax effect of ($1,924)	3,190			3,190		3,190
Comprehensive income	$7,503

Balance as of December 31, 2012		$80	$51,356	$4,067	$10,402	$65,905

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$4,313	$(430)	$(7,996)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of investment premium discount, net	1,356	1,249	1,039
Depreciation and amortization of property plant and equipment, net	195	168	221
Net realized investment gains	(1,072)	(2,725)	(6,777)
Non-cash impairment recognition	(44)	-	-
(Recovery) provision for credit losses, net	(12)	18	23
Provision (recovery) for uncollectible premiums receivable	5	(5)	(44)
Non-cash compensation	188	196	319
Changes in operating assets and liabilities:
Premiums receivable	(2,412)	29	4,716
Prepaid reinsurance premiums	1,293	2,076	(96)
Reinsurance recoverable, net	(1,415)	5,951	7,264
Income taxes recoverable	(39)	2,393	4,676
Deferred income tax expense, net of other comprehensive income (loss)	2,350	(912)	(2,332)
Policy acquisition costs, net of amortization	(761)	161	388
Other assets	(552)	(308)	837
Unpaid losses and LAE	(10,075)	(6,547)	(4,081)
Unearned premiums	11,074	797	(3,721)
Premium deposits and customer credit balances	(347)	441	234
Income taxes payable	(77)	77	-
Bank overdraft	(1,942)	498	(821)
Accounts payable and accrued expenses	(486)	956	(440)
Net cash provided (used) by operating activities	1,540	4,083	(6,591)
Cash flow provided (used) by investing activities:
Proceeds from sale of investment securities	90,449	108,318	149,025
Purchases of investment securities available for sale	(86,203)	(113,251)	(153,969)
Purchases of property and equipment	83	(243)	(130)
Net cash provided (used) by investing activities	4,329	(5,176)	(5,074)
Cash flow provided (used) by financing activities:
Exercised stock options	128	-	-
Dividends paid	(159)	-	(477)
Tax benefit related to non-cash compensation	100	92	151
Net cash provided (used) by financing activities	69	92	(326)
Net increase (decrease) in cash and short term investments	5,938	(1,001)	(11,991)
Cash and short term investments at beginning of period	15,205	16,206	28,197
Cash and short term investments at end of period	$21,143	$15,205	$16,206

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	For the Years Ended December 31,
(continued)	2012	2011	2010
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$165	$-	$-
Non-cash investing and finance activities:
Accrued dividends payable	$159	$-	$-

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’, commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states.  We are authorized to underwrite in various states on behalf of our wholly owned subsidiary, FNIC and other insurance carriers. FNIC is the resulting entity following the merger of FNIC with and into our other wholly owned subsidiary, American Vehicle in January 2011. In connection with this merger, the Company, FNIC and American Vehicle entered into the Consent Order with the Florida OIR. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC’s statutory underwriting profit during 2012. See "Footnote 8 – Regulatory Requirements and Restrictions”. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents. We also utilize a select number of general agents for the same purpose.

The insurable events during 2012, 2011 and 2010 did not include any weather related catastrophic events such as the well publicized series of hurricanes that occurred in Florida during 2005 and 2004. During 2012, 2011 and 2010 we processed property and liability claims stemming from our homeowners’, commercial general liability and private passenger automobile lines of business. Our reinsurance strategy serves to smooth the liquidity requirements imposed by most severe insurable events and for all other insurable events we manage, at a micro and macro perspective, in the normal course of business.

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

FNIC is licensed as an admitted carrier in Florida. Through contractual relationships with a network of approximately 3,000 independent agents, of which approximately 900 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. Effective January 26, 2011, FNIC merged with and into American Vehicle and American Vehicle changed its name to FNIC.

American Vehicle, prior to the January 2011 merger, was licensed as an admitted carrier in Florida, and underwrote commercial general liability, and personal and commercial automobile insurance. American Vehicle was also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrote commercial general liability insurance in those states. American Vehicle operated as a non-admitted carrier in Arkansas, California, Kentucky, Maryland, Missouri, Nevada, Oklahoma, South Carolina, Tennessee and Virginia, and could underwrite commercial general liability insurance in all of these states. Subsequent to the merger, these operations may continue under the newly formed FNIC.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2011, 81.8%, 10.3%, 4.6% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Illinois, Louisiana, North Carolina, Mississippi, Missouri, New York, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates FNIC and American Vehicle. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

The homeowner policy provides FNU the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

(i)    MANAGING GENERAL AGENT (“MGA”) FEES

If all the costs substantially associated with the MGA contracts, which do not involve affiliated insurers, are incurred during the underwriting process, then the MGA fees and the related acquisition costs are recognized at the time the policy is underwritten, net of estimated cancellations. If the MGA contract requires significant involvement subsequent to the completion of the underwriting process, then the MGA fees and related acquisition costs are deferred and recognized over the life of the policy. Included in MGA Fees are policy fees charged by the insurance companies and passed through to FNU. Policy fees are discussed below.

(j)    POLICY FEES

Policy fees represent a $25 non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten.  These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k)   REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2012, all reinsurance recoverables are considered current and deemed collectable.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

 (m) CONCENTRATION OF CREDIT RISK

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliates FNIC and American Vehicle. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed in “Regulation – Consent Order” reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

(n)   RECENT ACCOUNTING PRONOUNCEMENTS

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Other recent accounting pronouncements issued by FASB, the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

 (p)   OPERATIONAL RISKS

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing FNHC. Additional risks and uncertainties not presently known or currently deemed immaterial may also impair our business operations.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Risks Related to Our Business

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

•	We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

•	Our January 2011 Consent Order with the Florida OIR, as amended in February 2013, limits our business in certain respects and may prevent us from growing our business.

•	If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

•	We may require additional capital in the future which may not be available or only available on unfavorable terms.

•	Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

•	We may experience financial exposure from climate change.

•	Our loss reserves may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

•	Our revenues and operating performance may fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

•	Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

•	We may experience a loss due to the concentration of credit risk.

•	We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain.

•	Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

•	Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

•	Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

•	We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

•
Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate insurance, which could limit or halt our growth and harm our business.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

 (q)   FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2012 and 2011. Changes in interest rates subsequent to December 31, 2012 may affect the fair value of our investments. Refer to Footnote 21 of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2012 and 2011 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r)   STOCK OPTION PLANS

During the year ended December 31, 2012, the Company had three stock-based employee compensation plans, which are described later in Footnote 14, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2012, 2011 and 2010 include:

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

 (s)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $1,000 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2012.

(t)    RECLASSIFICATIONS

The 2011and 2010 financial statement amounts have not been reclassified to conform to the 2012 presentations.

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

Total investments increased $0.6 million, or 0.5%, to $130.1 million as of December 31, 2012, compared with $129.5 million as of December 31, 2011.

The debt and equity securities that are available for sale and carried at fair value represent 94% of total investments as of December 31, 2012, compared with 94% as of December 31, 2011.

We did not hold any trading investment securities during 2012.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as S&P and Moody’s, as well as information released via the general media channels. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses. During 2011, in connection with the process, we have charged to operations $0.8 million of investment losses.

As of  December 31, 2012 and December 31, 2011, respectively, all of our securities are in good standing and not impaired, except as noted above, as defined by FASB issued guidance.

As of December 31, 2012 and 2011, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2011, 61% of our debt portfolio was in diverse industries and 39% is in United States government bonds. As of December 31, 2011, approximately 83% of our equity holdings were in equities related to diverse industries and 17% were in mutual funds.

As of December 31, 2012 and December 31, 2011, we have classified $7.4 million and $7.1 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During 2012 and 2011, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2012 and 2011 respectively, the amount held in trust was $1.0 million.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

 (a)   DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$27,392	21.06%	$37,217	28.75%
Obligations of states and political subdivisions	3,939	3.03%	2,303	1.77%
Corporate	67,313	51.74%	63,268	48.87%
International	3,111	2.39%	1,523	1.18%
	101,755	78.22%	104,311	80.57%
Debt securities, at amortized cost:
United States government obligations and authorities	6,016	4.62%	6,166	4.76%
Corporate	1,203	0.92%	962	0.74%
International	140	0.11%	-	0.00%
	7,359	5.65%	7,128	5.50%
Total debt securities	109,114	83.87%	111,439	86.07%

Equity securities, at market:	20,982	16.13%	18,028	13.93%
Total investments	$130,096	100.00%	$129,467	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012		2011
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,783	$50,950	$3,569	$66,680
Equity securities	1,403	6,709	1,240	8,305
Total realized gains	3,186	57,659	4,809	74,985

Debt securities	(391)	13,291	(595)	18,086
Equity securities	(1,723)	6,560	(1,489)	3,510
Total realized losses	(2,114)	19,851	(2,084)	21,596

Net realized gains on investments	$1,072	$77,510	$2,725	$96,581

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2012 and 2011 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
December 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,825	$632	$65	$27,392
Obligations of states and political subdivisions	3,738	202	1	3,939
Corporate	63,553	3,794	34	67,313
International	3,005	107	1	3,111
	$97,121	$4,735	$101	$101,755

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,016	$149	$12	$6,153
Corporate	1,203	61	2	1,262
International	140	-	1	139
	$7,359	$210	$15	$7,554

Equity securities - common stocks	$19,095	$2,505	$618	$20,982

December 31, 2011
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$36,558	$686	$27	$37,217
Obligations of states and political subdivisions	2,165	138	-	2,303
Corporate	61,724	1,934	390	63,268
International	1,519	9	5	1,523
	$101,966	$2,767	$422	$104,311

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,166	$249	$-	$6,415
Corporate	962	39	1	1,000
	$7,128	$288	$1	$7,415

Equity securities - common stocks	$18,966	$1,057	$1,995	$18,028

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$65	$65	$-
Obligations of states and political subdivisions	1	1	-
Corporate	34	34	-
International	1	1	-
	101	101	-
Equity securities:
Common stocks	618	430	188

Total debt and equity securities	$719	$531	$188

Below is a summary of debt securities at December 31, 2012 and 2011 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$2,925	$2,944	$8,284	$8,376
Due after one through five years	49,826	51,523	47,294	48,314
Due after five through ten years	35,070	37,182	36,525	37,448
Due after ten years	16,659	17,660	16,991	17,588

Total	$104,480	$109,309	$109,094	$111,726

United States Treasury notes with a book value of $63,481 and $2,193,300, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2012, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $2,004,527 and $64,438, maturing in 2012 and 2016, respectively, were on deposit with the Florida OIR as of December 31, 2011, as required by law for FNIC, and are included with other investments held until maturity.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Interest on debt securities	$3,380	$3,681	$3,224
Dividends on equity securities	436	394	491
Interest on cash and cash equivalents	3	4	11

Total investment income	$3,819	$4,079	$3,726

Net realized gains	$1,072	$2,725	$6,777

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities in 2012, 2011 and 2010 were approximately $90.4 million, $108.3 million and $149.0 million, respectively.

A summary of net realized investment gains and increases in net unrealized gains follows.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Net realized gains
Debt securities	$1,392	$2,974	$4,275
Equity securities	(320)	(249)	2,502

Total	$1,072	$2,725	$6,777

Net unrealized gains
Debt securities	$4,634	$2,345	$143
Equity securities	1,887	(939)	692

Total	$6,521	$1,406	$835

(4)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2012	2011
	(Dollars in Thousands)

Building and improvements	$-	$254
Furniture and fixtures	3,993	4,092
Property, plant and equipment, gross	3,993	4,346
Accumulated depreciation	(3,429)	(3,504)
Property, plant and equipment, net	$564	$842

Depreciation of property, plant, and equipment was $195,078, $167,753 and 221,494 during 2012, 2011 and 2010, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

(5)    REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the excess of loss reinsurance treaties on the financial statements is as follows.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Premium written
Direct and Assumed	$119,459	$98,269	$96,410
Ceded	(51,085)	(46,293)	(52,963)
	$68,374	$51,976	$43,447
Premiums earned
Direct and Assumed	$109,312	$97,473	$100,131
Ceded	(49,953)	(48,950)	(55,071)
	$59,359	$48,523	$45,060
Losses and LAE incurred
Direct and Assumed	$33,329	$33,055	$42,723
Ceded	(3,120)	(2,159)	(2,635)
	$30,209	$30,896	$40,088

	As of December 31,
	2012	2011
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct and Assumed	$49,908	$59,983
Ceded	(3,503)	(2,087)

	$46,405	$57,896

Unearned premiums
Direct and Assumed	$59,006	$47,933
Ceded	(24,083)	(22,024)

	$34,923	$25,909

The Company holds collateral under related reinsurance agreements in the form of fully funded trust agreements totaling $4.8 million that can be drawn on for amounts that remain unpaid for more than 120 days.

The impact of the quota-share reinsurance treaties on the financial statements is as follows.

	As of December 31,
	2012	2011
	(Dollars in Thousands)
Transatlantic Reinsurance Company (A+ A.M. Best rated)
Reinsurance (payable) recoverable on paid losses and LAE	$8	$(23)
Unpaid losses and LAE	62	113
	$70	$90

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

(6)    UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Balance at January 1	$59,983	$66,529	$70,610
Less reinsurance recoverables	(2,088)	(6,809)	(11,594)
Net balance at January 1	$57,895	$59,720	$59,016

Incurred related to
Current year	$31,636	$31,893	$37,288
Prior years	(1,427)	(997)	2,800
Total incurred	$30,209	$30,896	$40,088

Paid related to
Current year	$15,892	$13,672	$15,077
Prior years	25,807	19,048	24,308
Total paid	$41,699	$32,720	$39,385

Net balance at period end	$46,405	$57,896	$59,719
Plus reinsurance recoverables	3,503	2,087	6,810
Balance at period end	$49,908	$59,983	$66,529

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $1.4 and $1.0 million for the years ended December 31, 2012 and 2011, respectively, and we increased the liability for losses and LAE for claims occurring in prior years by $2.8 million for the year ended December 31, 2010.

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

For the year ended December 31, 2012, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $42.2 million to a high of $53.7 million, with a best estimate of $45.4 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $44.7 million, and on a GAAP consolidated basis at $49.9 million which when netted with our $3.5 million reinsurance recoverable totals $46.4 million. The Company’s statutory point estimate for its reserves as of December 31, 2012 is 1.5% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2012. The analysis relies primarily on four actuarial methods: Incurred Lossand DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2012). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

We also produce an estimate of unpaid Adjusting and Other Expense (“A&O”), as a reserve is required under Statutory Accounting Principles (“SAP”) even if this expense has been pre-paid or with an unconsolidated affiliate. Although we do not prepay for A&O, the majority of the A&O incurred is with an affiliated company and eliminated under the accounting principles for consolidation. The unpaid A&O is added to unpaid losses & DCCE, resulting in total unpaid losses and LAE.

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

We trended these severities to accident year 2012 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2012.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Interim – During 2012 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2012 premised on future emergence inconsistent with historical loss reserve development patterns.

(7)    INCOME TAXES

A summary of the provision for income tax expense (benefit) is as follows.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Federal
Current	$63	$310	$(1,701)
Deferred	2,052	(490)	(1,928)
Provision for Federal income tax expense (benefit)	2,115	(180)	(3,629)
State
Current	-	-	-
Deferred	320	(390)	(330)
Provision for state income tax expense (benefit)	320	(390)	(330)
Provision for income tax expense (benefit)	$2,435	$(570)	$(3,959)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense (benefit) as follows.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Computed expected tax expense (benefit) provision, at federal rate	$2,294	$(341)	$(4,065)
State tax, net of federal deduction expense (benefit)	245	(36)	(434)
Tax-exempt interest	(26)	(41)	(211)
Dividend received deduction	(88)	(80)	(99)
Stock option expense and other permanent differences	72	87	114
Intercompany	-	-	223
AMT tax credit	(113)	-	-
Other	51	(159)	513
Provision for income tax expense (benefit)	$2,435	$(570)	$(3,959)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,725	$2,385
Unearned premiums	2,629	1,950
Discount on advance premiums	167	195
Allowance for credit losses	31	34
Allowance for impairments	91	317
FIGA Guaranty Assessment	306	-
Depreciation & amortization	366	317
Reserve for claims settlements	809	809
NOL Carryforward	3,259	5,696
AMT credit	253	-
Stock option expense per ASC 718	432	410
Total deferred tax assets	10,068	12,113
Deferred tax liabilities:

Deferred acquisition costs, net	(3,191)	(2,905)
Dividends Collected vs. Earned	(18)	-
Regulatory assessments	(67)	(67)
Unrealized Gain on investment securities	(2,454)	(529)
Total deferred tax liabilities	(5,730)	(3,501)
Net deferred tax asset	$4,338	$8,612

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The Company has recorded a net deferred tax asset of $4.3 million and $8.6 million as of December 31, 2012 and 2011, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2012 and 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company’s consolidated federal and state income tax returns for 2009-2011 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities.  The 2012 federal and state income tax returns have been extended and will be filed by the extended due date in Q3 of 2013.  The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

(8)    REGULATORY REQUIREMENTS AND RESTRICTIONS

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Consent Order

As part of its approval of the January 2011 merger between FNIC and American Vehicle, the Florida OIR, the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) agreed to the following:

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

•
The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is less than $0.1 million of policy premium.

•
The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) at 35% of its entire homeowners’ book. As of December 31, 2012, the Company had approximately 20.4% of its homeowners’ policies located within Tri-County Area.

•
The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations.  This will have no impact on the Company’s consolidated financial results.

•
The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Other Regulatory Requirements and Restrictions

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires FNIC to maintain capital and surplus equal to the greater of 10% of its’ liabilities or a statutory minimum capital and surplus as defined in the Code. FNIC is required to have a minimum capital surplus of $5.0 million.

At December 31, 2012, 2011 and 2010, FNIC’s statutory capital surplus was $52.1 million, $39.3 million and $18.7 million, respectively. At December 31, 2010, American Vehicle had statutory capital surplus of $21.9 million.

An insurance company is also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2012, 2011 and 2010, FNIC was in compliance with the prescribed premium-to-surplus ratio. As of December 31, 2010, American Vehicle was in compliance with the prescribed premium-to-surplus ratio.

We had bonds with a carrying value of approximately $2.2 million and $2.1 million pledged to the Florida OIR, as of December 31, 2012 and 2011, respectively, in accordance with regulatory requirements.

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

No dividends were paid by FNIC or American Vehicle in 2012, 2011 and 2010, and none are anticipated in 2013. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

Insurance holding company regulations govern the amount that non-insurance company subsidiaries (FNU, FNA and any other affiliate)  may charge any of the insurance companies for service (e.g., management fees and commissions).

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2012 and 2011 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 474.4%, 409.7% and 222.8% at December 31, 2012, 2011 and 2010, respectively. American Vehicle’s ratio of statutory surplus to its ACL was 373.4% at December 31, 2010.

Most recently the Florida OIR subjected FNIC to a balance sheet audit as of December 31, 2009. There were no material findings by the independent auditors in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2009. There were no material findings in connection with this examination. The previous regulatory examination conducted by the Florida OIR on FNIC covered the three-year period ended on December 31, 2004.

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

As of  December 31, 2012, FNIC was outside NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to investment yield, net change in adjusted policyholders’ surplus and estimated current reserve deficiency to policyholders’ surplus.

As of December 31, 2011, FNIC was outside NAIC’s usual range for two of thirteen IRIS ratios. These exceptions related to two-years overall operating ratio and investment yield.

There was no action taken by the Florida OIR in connection with the December 31, 2010 or 2011 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2012 IRIS ratios, although there can be no assurance that will be the case.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The table below reflects the range and test results for FNIC for the years ended December 31, 2012 and 2011, respectively.

IRIS Ratios	Unusual Values Equal to Or		2012		2011
	Over	Under	FNIC		FNIC

Gross Premiums to Policyholders' Surplus	900	-	233		253
Net Premium to Policyholders' Surplus	300	-	135		136
Change in Net Writings	33	(33)	32		18
Surplus Aid to Policyholders' Surplus	15	-	1		1
Two-year Overall Operating Ratio	100	-	92		123	*
Investment Yield	6.5	3.0	2.4	*	2.7	*
Gross Change in Policyholders' Surplus	50	(10)	32		(3)
Net Change in Adjusted Policyholders' Surplus	25	(10)	32	*	(3)
Liabilities to Liquid Assets	105	-	69		75
Gross Agents' Balance to Policyholders' Surplus	40	-	3		3
One-Year Reserve Development to Policyholders' Surplus	20	-	(3)		0
Two-Year Reserve Development to Policyholders' Surplus	20	-	(2)		8
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	50	*	15

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. FNIC’s statutory capital and surplus was $52.1 million and $39.3 million as of December 31, 2012 and 2011, respectively. FNIC’s statutory net income was $6.6 million and $0.8 million  for 2012 and 2011, respectively. FNIC’s statutory net loss was $12.0 million for 2010. FNIC’s statutory non-admitted assets were nearly nothing and approximately $5.7 million as of December 31, 2012 and 2011, respectively.

American Vehicle’s statutory capital and surplus was $21.9 million as of December 31, 2010. American Vehicle’s statutory net income was approximately $1.6 million for 2010. American Vehicle’s statutory non-admitted assets were approximately $5.6 million as of December 31, 2010.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

During December 2012, the Company was assessed $0.8 million by FIGA relating to the recent failures of Florida domestic property and casualty insurance companies. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

(C)   Operational Matters

The Company’s consolidated federal and state income tax returns for 2009-2011 are open for review by the IRS and various state taxing authorities.  The 2012 federal and state income tax returns have been extended and will be filed by the extended due date in Q3 of 2013.  The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

The Company has recorded a net deferred tax asset of $4.3 million and $8.6 million as of December 31, 2012 and December 31, 2011, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2012, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to insured claims activity.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2013	373
2014	380
2015	388
2016	395
2017	151
Total	$1,687

Rent expense was $0.2 million in 2012 and $0.7  million in 2011 and 2010.

(11)  RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $27,175, $3,349 and $40,000 in 2012, 2011 and 2010, respectively, and is included in LAE.

(12)  NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. In accordance with GAAP, net loss per share would be antidilutive; therefore the basic and diluted loss per share is the same.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

A summary of the numerator and denominator of the basic and fully diluted 2012, 2011 and 2010 net income (loss) per share is presented below.

	Income (loss)	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
	(Amounts in Thousands)
For the year ended December 31, 2012
Basic net income per share	$4,313	7,952	$0.53
Fully diluted income per share	$4,313	8,016	$0.53

For the year ended December 31, 2011
Basic net loss per share	$(430)	7,946	$(0.05)
Fully diluted loss per share	$(430)	7,946	$(0.05)

For the year ended December 31, 2010
Basic net loss per share	$(7,996)	7,946	$(1.01)
Fully diluted loss per share	$(7,996)	7,946	$(1.01)

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

(14)  STOCK COMPENSATION PLANS

We implemented a stock option plan in September 1998, which expired in September 2008, and provided for the granting of stock options to officers, key employees and consultants.  The objectives of this plan included attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. Options outstanding under this plan were granted at prices either equal to or above the market value of the stock on the date of grant, typically vest over a four-year or five-year period and expire six or ten years after the grant date. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of December 31, 2012 and 2011 we had outstanding exercisable options to purchase 78,500 shares and 89,750 shares, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

In 2002, we implemented the 2002 Stock Option Plan, which expired in April 2012.  The purpose of this plan was to advance our interests by providing an additional incentive to attract, retain and motivate highly qualified and competent persons who are key to the Company, including employees, consultants, independent contractors, officers and directors. Our success is largely dependent upon their efforts and judgment; therefore, by authorizing the grant of options to purchase common stock, we encourage stock ownership. Options outstanding under the plan were granted at prices either equal to or above the market value of the stock on the date of grant, expire six or ten years after the grant date and have vesting periods determined by the Compensation Committee of our Board of Directors. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of December 31, 2012 and 2011 we had outstanding exercisable options to purchase 702,597 and 624,700 shares, respectively.

In April 2012, our Board of Directors adopted, and in September 2012 our shareholders approved, the Company’s 2012 Stock Incentive Plan (the “2012 Plan”).  The 2012 Plan permits the issuance of up to 1,000,000 shares of our common stock, subject to adjustment as provided for in the 2012 Plan, in connection with the grant of a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares. Officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries are eligible to participate in the 2012 Plan. Awards may be granted singly, in combination, or in tandem.  As of December 31, 2012, no awards had been granted under the 2012 Plan. The 2012  Plan was amended and restated in March 2013 to clarify the plan administrator’s authority to permit the vesting of unvested restricted shares in the event of the death of the grantee. The 2012 Plan will expire on April 5, 2022. Please see Footnote 22 of the Notes to Consolidated Financial Statements for additional discussions regarding the granting of shares from the 2012 Plan.

Activity in our stock option plans for the period from January 1, 2009 to December 31, 2012 is summarized below.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2010	124,599	$15.88	736,951	$12.03	-	$-
Granted	-	$-	109,500	$3.59	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	(34,849)	$23.74	(271,651)	$14.78	-	$-
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12	-	$-
Granted	-	$-	179,000	$2.45	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29	-	$-
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at December 31, 2012	78,500	$12.73	702,597	$5.17	-	$-

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Options outstanding as of December 31, 2012 are exercisable as follows.

	1998 Plan		2002 Plan		2012 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

December 31, 2012	77,800	$12.73	314,825	$5.17	-	$-
December 31, 2013	700	$12.73	164,458	$5.17	-	$-
December 31, 2014	-	$12.73	145,114	$5.17	-	$-
December 31, 2015	-	$12.73	78,200	$5.17	-	$-
December 31, 2016	-	$12.73	-	$5.17	-	$-
Thereafter	-	$12.73	-	$5.17	-	$-
Total options exercisable	78,500		702,597		-

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for 2012 are lower by approximately $265,900 and $165,700, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s loss from continuing operations before provision for income tax benefit and net loss for 2011 are higher by approximately $240,000 and $150,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted income per share for 2012 would have been $0.55, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted income per share of $0.53.

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

The weighted average fair value of options granted during 2012, 2011 and 2010 estimated on the date of grant using the Black-Scholes option-pricing model was $1.45, $0.72 to $0.78 and $1.54 to $1.81, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2012	December 31, 2011	December 31, 2010
Dividend yield	N/A	N/A	1.78% - 5.80%
Expected volatility	39.79%	35.21% - 39.08%	73.13% - 82.36%
Risk-free interest rate	0.28%	0.20% - 0.25%	0.99% - 1.33%
Expected life (in years)	4.45	4.29 - 4.35	3.06 - 3.78

Summary information about the Company’s stock options outstanding at December 31, 2012 follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	December 31, 2012	Periods in Years	Exercise Price	December 31, 2012
1998 Plan	$8.67 - $16.59	78,500	0.71	$12.73	77,800
2002 Plan	$2.45 - $13.24	702,597	5.90	$5.17	314,825
2012 Plan	N/A	-	N/A	N/A	-

(15)  EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 100 percent of their compensation, not to exceed statutory limits. The Company match totaled $0.1 million during each of the years 2012, 2011 and 2010.

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

(16)  ACQUISITIONS

We made no acquisitions during 2012 or 2011.

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. See " Footnote 8 - Regulation – Consent Order”.

(17)  COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2012, 2011 and 2010, comprehensive income (loss) consisted of the following.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)

Net income (loss)	$4,313	$(430)	$(7,996)

Change in net unrealized gains (losses) on investments available for sale	5,114	572	(2,415)

Comprehensive income (loss) before tax	9,427	142	(10,411)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,924)	(215)	909

Comprehensive income (loss)	$7,503	$(73)	$(9,502)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

(18)  AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2012.

(19)  FEDERATED NATIONAL HOLDING COMPANY (UNAUDITED)

FNHC (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2012. The following summarizes the major categories of the parent company’s financial statements.

Condensed Balance Sheets (Unaudited)	Period Ending December 31,
ASSETS	2012	2011
	(Dollars in Thousands)

Cash and short term investments	$1,494	$2,283
Investments and advances to subsidiaries	61,005	60,554
Deferred income taxes receivable	4,338	8,612
Income taxes receivable	9,515	9,474
Property, plant and equipment, net	98	260
Other assets	4,069	4,024
Total assets	$80,519	$85,207

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	-	78
Other liabilities	125	143
Total liabilities	125	221

Shareholders' equity:
Common stock	80	80
Additional paid-in capital	45,378	45,250
Accumulated other comprehensive (loss) income	(1,039)	494
Retained earnings	35,975	39,162
Total shareholders' equity	80,394	84,986
Total liabilities and shareholders' equity	$80,519	$85,207

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Condensed Statements of Operations (Unaudited)	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$1,228	$1,734	$1,669
Equity in income of subsidiaries	8,787	(48)	(10,080)
Net investment income	34	31	2
Other income	476	1,345	518
Total revenue	10,525	3,062	(7,891)

Expenses:
Salaries and wages	1,853	1,775	1,930
Legal fees	198	54	19
Other expenses	1,726	2,233	2,114
Total expenses	3,777	4,062	4,063
Income (loss) before provision for income tax expense (benefit)	6,748	(1,000)	(11,955)
Provision for income tax expense (benefit)	2,435	(570)	(3,959)
Net income (loss)	$4,313	$(430)	$(7,996)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

Condensed Statements of Cash Flow (Unaudited)
	Years Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$4,313	$(430)	$(7,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(8,787)	48	10,080
Depreciation and amortization of property plant and equipment, net	23	7	13
Deferred income tax (benefit) expense	(4,274)	696	3,241
Income tax (payable) recoverable	(78)	78	-
Change in dividends payable	-	-	(477)
Non-cash compensation	188	263	431
Changes in operating assets and liabilities:
Property, plant and equipment	(138)	73	(259)
Deferred gain on sale of assets	(30)	(506)	(500)
Other assets	45	(292)	(301)
Other liabilities	(18)	(770)	(675)
Net cash provided by operating activities	(8,756)	(833)	3,557

Cash flow used in investing activities:
Purchases of investment securities available for sale	(451)	(846)	(5,024)
Increased capital of subsidiaries	-	-	(5,025)
Cash flow used in investing activities:	(451)	(846)	(10,049)

Net cash used in financing activities:
Dividends paid	(159)	-	(477)
Stock options exercised	128	-	-
Tax benefit related to non-cash compensation	100	92	151
Advances (to) from subsidiaries	8,349	668	3,832
Net cash used in financing activities:	8,418	760	3,506

Net decrease in cash and short term investments	(789)	(919)	(2,986)
Cash and short term investments at beginning of year	2,283	3,202	6,188
Cash and short term investments at end of year	$1,494	$2,283	$3,202

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

(20) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (UNAUDITED)

	Loss and LAE	Loss and LAE	Amortization of deferred policy acquisition	Paid losses and LAE	Net premiums
	- Current Year	- Prior year	expenses	expenses	written
	(Dollars in Thousands)

2012	$31,636	$(1,427)	$13,255	$15,892	$68,374

2011	$31,893	$(997)	$12,347	$13,672	$51,976

2010	$37,288	$2,800	$13,025	$15,077	$43,447

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2012	$8,479	$49,908	$-	$59,006	$59,359

2011	$7,718	$59,983	$-	$47,933	$48,523

2010	$7,879	$66,529	$-	$47,136	$45,060

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Assets measured at fair value on a recurring basis as of December 31, 2012, presented in accordance with this guidance, are as follows.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$12,464	$14,928	$-	$27,392
Obligations of states and political subdivisions	-	3,939	-	3,939
Corporate	67,313	-	-	67,313
International	-	3,111	-	3,111
	79,777	21,978	-	101,755

Equity securities:
Common stocks	20,982	-	-	20,982
	20,982	-	-	20,982

Total debt and equity securities	$100,759	$21,978	$-	$122,737

(22)  SUBSEQUENT EVENTS

On March 4, 2013, a total of 100,000 restricted shares from the 2012 Plan were granted pursuant to the vesting requirements and other terms and conditions set forth in Restricted Stock Agreements.  Of the total, 25,000 shares were granted to the Company's Chief Executive Officer and President and 15,000 shares were granted to the Company's Chief Financial Officer.  An aggregate of 20,000 shares were granted to the Company's directors and the remaining 40,000 shares were granted to other employees of the Company.

On February 15, 2013, Federated National entered into a Reimbursement Contract and Addendum No. 1 thereto (together, the “Reimbursement Contract”) with the SBA for the 2013-2014 hurricane season. This Reimbursement Contract is part of the Company’s reinsurance program and will reimburse Federated National for covered property losses under its homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida through May 31, 2014.

Under this Reimbursement Contract, the FHCF will provide approximately $167.3 million of aggregate seasonal coverage for covered losses in excess of approximately $62.8 million, subject to a 10.0% Company participation. Federated National’s premium for the FHCF reinsurance coverage will be approximately $11.2 million payable in three installments between August 2013 and December 2013. The actual attachment point, total coverage and cost will not be finalized until December 31, 2013.

Federated National Holding Company and Subsidiaries

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness

Our management and our audit committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Federated National Holding Company and Subsidiaries

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of April 1, 2013:

Name	Age	Position with the Company
Michael H. Braun(5)(6)	45	Chief Executive Officer, President, Class I Director

Peter J. Prygelski, III (2)	44	Chief Financial Officer, Treasurer, Class I Director

Bruce F. Simberg (2)(3)(4)(5)	64	Chairman, Class II Director

Richard W. Wilcox, Jr. (1)(3)(4)(6)	1	Class II Director

Carl Dorf (1)(2)(3)(4)	72	Class III Director

Charles B. Hart, Jr. (2)(3)(4)(5)(6)	74	Class III Director

Jenifer G. Kimbrough (1)(3)(4)	41	Class I Director

---------------------------------------
(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member
(5)	Directors Compensation Committee Member
(6)	Strategic Initiatives Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors terminates on the date of our 2013 annual meeting.  The current term of the Class II directors terminates on the date of our 2015 annual meeting and the current term of the Class III directors terminates as of the date of our 2014 annual meeting.

The following is a brief description of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, and elected to the Board of Directors in December 2005.   Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio.  Mr. Braun has also served as President of Federated National Insurance Company (“Federated National”), a subsidiary of the Company, since September 2003, a position that he continues to hold. Previously, he held key management positions within Federated National, responsible for operations, marketing and underwriting.  Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.

Peter J. Prygelski, III was named Chief Financial Officer in June 2007 after serving as an independent director from January 2004 through June 2007.  Mr. Prygelski was re-nominated to the Board in June 2008 and has served as an inside director since that time.  Mr. Prygelski has spent his entire career in the financial services industry.  He spent 12 years at American Express in various capacities including; Director of Internal Audit and Assistant General Auditor of American Express Centurion Bank.  In this capacity, Mr. Prygelski was responsible for the monitoring of internal controls for a bank with $45 billion in assets, and assessing and mitigating operational, reputational, regulatory and strategic risk.  After leaving American Express, he spent the next three years at Ernst & Young and Deloitte and Touche.  At both firms, Mr. Prygelski served as a senior manager responsible for growing the financial services practice in the Southeast.  He managed teams that provided Fortune 500 companies with consulting services in the following areas; Finance Transformation, Finance Operations Effectiveness, Financial Reporting, Cost Optimization, Governance, Risk and Compliance Services, and Board of Directors Performance.

Federated National Holding Company and Subsidiaries

Bruce F. Simberg has served as a director of the Company since January 1998. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. (“Conroy Simberg”), a law firm in Ft. Lauderdale, Florida founded by him, since October 1979.

Richard W. Wilcox, Jr. has served as a director of the Company since January 2003.  Mr. Wilcox has been in the insurance industry for more than 40 years.  In 1963, Mr. Wilcox started an insurance agency that eventually developed into a business generating $10 million in annual revenue.  In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998.  In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired.  Mr. Wilcox holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization.

Carl Dorf has served as a director of the Company since August 2001. Mr Dorf has over forty years of diversified investment experience as a security analyst, portfolio manager, mutual fund manager and hedge fund manager.  He earned the Chartered Financial Analyst  ( CFA) designation and in the past served as director of the Los Angeles Society of Security Analysts. Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

Charles B. Hart, Jr. has served as a director of the Company since March 2002.  Mr. Hart has more than forty (40) years of experience in the insurance industry.   From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services.  Since 1999, Mr. Hart has acted as an insurance consultant.

Jenifer G. Kimbrough has served as a director of the Company since April 2009.  Ms. Kimbrough has served as the Vice President of Compliance and Audit for Surgical Care Affiliates since March 2010, prior to which Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation.  From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP.  Ms. Kimbrough received her certification as a certified public accountant from the Alabama State Board of Public Accountancy in 1994.  Ms. Kimbrough is an active member of several societies, including: American Woman’s Society of CPAs, Institute of Internal Auditors, Alabama State Society of CPAs and American Institute of CPAs.  Additionally, she recently served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA.

Board Committees

The standing committees of the Board of Directors in 2012 were the Audit Committee, the Compensation Committee, the Nominating Committee, the Investment Committee, the Directors Compensation Committee and the Strategic Initiatives Committee.  Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at FedNat.com.  The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee.  As of December 31, 2012, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chairman of the Audit Committee, Richard W. Wilcox, Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”) and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act based on her understanding of GAAP and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.

Federated National Holding Company and Subsidiaries

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

Compensation Committee.  As of December 31, 2012, the Company’s Compensation Committee was composed of Richard W. Wilcox, Jr., Bruce F. Simberg, Charles B. Hart, Jr., and Jenifer G. Kimbrough.  Each member is independent as defined by the Nasdaq Rules.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.  Mr. Wilcox serves as the Chairman.

Nominating Committee.  As of December 31, 2012, the Company’s Nominating Committee was composed of Bruce F. Simberg, Jenifer G. Kimbrough, Carl Dorf, Charles B. Hart, Jr. and Richard W. Wilcox, Jr.  Each member is independent as defined by the Nasdaq Rules.  Mr. Simberg serves as the Chairman.

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

Investment Committee.  As of December 31, 2012, the Company’s Investment Committee was composed of Peter J. Prygelski, III, Bruce F. Simberg, Carl Dorf and Charles B. Hart, Jr.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.

Federated National Holding Company and Subsidiaries

Directors Compensation Committee.  As of December 31, 2012, the Company’s Directors Compensation Committee was composed of Michael H. Braun, Bruce F. Simberg and Charles B. Hart, Jr.  The Directors Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's independent directors.  Mr. Braun serves as the Chairman.

Strategic Initiatives Committee.  As of December 31, 2012, the Company’s Strategic Initiatives Committee was composed of Michael H. Braun, Richard W. Wilcox, Jr. and Charles B. Hart, Jr.  The Strategic Initiatives Committee performs the duties and responsibilities pursuant to its charter, which includes developing, adopting and modifying strategic initiatives of the Company.  Mr. Hart serves as the Chairman.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct policy is available on our web site at FedNat.com.

Leadership Structure and Risk Oversight

The Chairman of the Board typically presides at all meetings of the Board.  The Chairman is elected to serve by the directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated.  The Chief Executive Officer and Chief Financial Officer currently serve as the only members of management on the Board. Based on the current size, organizational structure and nature of operations of the Company, the Board believes that maintaining the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

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

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees.  These committees, the Audit, Investment, Nominating, Compensation Directors Compensation and Strategic Initiatives Committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board.  The Audit and Compensation committee structures also require committees to be comprised exclusively of independent directors.  The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. In addition, among their other respective duties, the Board and Audit Committee each conduct an annual assessment to evaluate their effectiveness.

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio.  Our Directors Compensation Committee oversees the risk related to our non-employee director compensation plans and arrangements.  Our Strategic Initiatives Committee oversees the development and implementation of strategic initiatives of the Company .  The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings.

Federated National Holding Company and Subsidiaries

Subsidiary Presidents

James Gordon Jennings, III (age 55) has served as the President of Federated National Underwriters, Inc. since May 2008 and as the Company’s Vice President of Risk Management since April 2008.  He was employed from 1990 through 2000 by American Vehicle, one of our wholly owned subsidiaries, where he was involved in all aspects of property and casualty insurance.  Mr. Jennings served as our Controller from May 2000 through August 2002, as our Chief Financial Officer from August 2002 through June 2007, and as our Chief Accounting Officer from June 2007 through March 2008.  Mr. Jennings, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America. Mr. Jennings maintains a Florida General Lines Insurance License since 2009 and also carries a 1-20 Florida Surplus Lines License.

C. Brian Turnau (age 46) has served as the President of Federated National Adjusting, Inc. since July 2006.  Mr. Turnau served as the Litigation Manager of FNA from June 2000 until his promotion to President.  He has over 10 years’ experience in the insurance industry.  Prior to joining the Company, Mr. Turnau worked for private practice insurance defense litigation law firms for over fifteen years.  Mr. Turnau earned his Bachelor of Arts degree in History in 1989 from Washington and Lee University.  He currently serves on the Board of Directors of the Florida High School for Accelerated Learning, a nonprofit charter school that serves the needs of underprivileged students.

Christopher Clouse (age 45) has served as the President of Insure-Link, Inc. since its incorporation in March 2008.  Mr. Clouse has over 22 years of experience in the insurance industry and has maintained a Florida General Lines Insurance License since 1991.  He also carries a 2-14 Life including Variable Annuity License, 1-20 Florida Surplus Lines License, and is an Accredited Advisor in Insurance as designated by The Institutes.  Prior to joining the Company Mr. Clouse served as an agent and/or managing agent for several private agencies with a primary focus on personal lines of insurance including homeowners, auto and flood insurance.

Stephen C. Young (age 38) has served as President of Federated Premium Finance, Inc., a wholly-owned subsidiary of the Company, from January 1998 through the present date and as the Company’s President from June 2007 through June 2009. Mr. Young has served as Vice President of Operations of the Company since June 2009, and previously from June 2006 through May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2012, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a), except Bruce Simberg reported one transaction for the purchase of 130 shares of common stock late on a Form 4.

Federated National Holding Company and Subsidiaries

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, and Chief Financial Officer, for the years ended December 31, 2012 and 2011.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K.  We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael H. Braun Chief Executive Officer, President	2012	$278,261	$70,800	--	$21,743	--	--	$27,821	$398,625
	2011	$236,002	$44,250	--	$7,823	--	--	$36,369	$324,444
Peter J. Prygelski, III Chief Financial Officer, Treasurer	2012	$222,535	$59,400	--	$21,743	--	--	$27,573	$331,251
	2011	$198,000	$29,700	--	$7,823	--	--	$35,223	$270,746

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal years ended December 31, 2012 and December 31, 2011, respectively.

(2)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2012	$9,578	--	$8,313	$9,930	$27,821
	2011	$10,994	--	$20,078	$8,297	$36,369
Peter J. Prygelski, III	2012	$6,000	$8,100	$6,018	$7,455	$27,573
	2011	$6,000	$7,284	$14,667	$7,272	$35,223

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

Employment Agreements

Michael H. Braun. We entered into a second amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of January 18, 2012, which amends and restates Mr. Braun’s prior employment agreement.  Under his agreement, Mr. Braun was entitled to receive an annual salary of $280,000 and a $500 monthly automobile allowance.  Additionally, under the agreement, Mr. Braun’s annual salary may be increased at any time during the term of the agreement. Mr. Braun’s annual salary was increased to $350,000 effective January 1, 2013. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement.   Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement with Mr. Braun effective December 19, 2005.  The non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of one (1) year after the termination of his employment for any reason.  If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments described below.

Federated National Holding Company and Subsidiaries

Peter J. Prygelski, III. We entered into a second amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of January 18, 2012, which amends and restates Mr. Prygelski’s prior employment agreement.  Under his agreement, Mr. Prygelski was entitled to receive an annual salary of $223,000 and a $500 monthly automobile allowance.  Additionally, under the agreement, Mr. Prygelski’s annual salary may be increased at any time during the term of the agreement.  Mr. Prygelski’s annual salary was increased to $250,000 effective January 1, 2013. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement. Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into a non-compete agreement and an annual review agreement with Mr. Prygelski effective June 25, 2007.  The non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason. If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments described below.

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

Federated National Holding Company and Subsidiaries

Grants of Plan Based Awards

The following table provides information regarding stock options granted to Named Executive Officers during 2012 under the Company’s 2002 Stock Option Plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Option Awards / Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (1)
Michael H. Braun	04/6/2012	15,000	$4.40	$21,742.50
Peter J. Prygelski, III	04/6/2012	15,000	$4.40	$21,742.50

(1)
This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2012.

Stock Incentive Plans

Our 2012 Stock Incentive Plan (the “2012 Plan”) administered by the Compensation Committee and Directors Compensation Committee (together the “Committees”). The objectives of the 2012 Plan includes attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2012 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant. In addition, both incentive stock options and non-statutory stock options were granted under our 1998 and 2002 stock option plans, both of which has expired, although certain options remain outstanding under these plans.

Options Available for Issuance. As of December 31, 2012, all 900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 plan and 1,800,000 total shares authorized for issuance under the 2002 plan have been issued or are issuable upon exercised of outstanding options, and there were 1,000,000 shares available to be awarded under the 2012 Plan.  The shares to be delivered upon exercise of options or awards will be made available, at the discretion of the Committees, from authorized but unissued shares or outstanding options or awards that expire or are cancelled. If shares covered by an option or award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2012 Plan.

Term of Options. The term of each outstanding option granted to our officers and employees is currently 10 years.

Vesting Schedule. Options or awards granted under our stock plans, unless waived or modified in a particular option agreement or by action of the Committees, typically vest according to the following schedule:

Vesting Schedule
From the Grant Date	Portion of Grant Vested
Less than 1 year	0%
1 year	33 1/3%
2 years	33 1/3%
3 years	33 1/3%

Options or awards granted under the stock plans require that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship generally results in the forfeiture of options or awards not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipient’s unexercised options or awards.

Federated National Holding Company and Subsidiaries

Adjustments in Our Capital Structure. The number and kind of shares available for grants under our stock plans and any outstanding options or awards under the plans, as well as the exercise price of outstanding options or awards, will be subject to adjustment by the Committees in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the Committees may cash out some or all of the unexercised, vested options or awards under the plan, or allow some or all of the options or awards to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options or awards will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration. The Committees have full discretionary authority to determine all matters relating to options and awards granted under the stock plans, including the persons eligible to receive options or awards, the number of shares subject to each option or award, the exercise price of each option or award, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period. The Committees have granted limited authority to executive management members to grant awards to eligible individuals.

Amendment and Termination. Our Board of Directors has authority to suspend, amend or terminate the 2012 Plan, except as would adversely affect participants rights to outstanding awards without their consent. The 2012  Plan was amended and restated in March 2013 to clarify the plan administrator’s authority to permit the vesting of unvested restricted shares in the event of the death of the grantee. As the plan administrator, our Committees have the authority to interpret the plans and options or awards granted under the stock plans and to make all other determinations necessary or advisable for plan administration.

Federated National Holding Company and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following table summarizes the holdings held by our Chief Executive Officer and President, and Chief Financial Officer for the year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options-Exercisable	Number of Securities Underlying Unexercised Options-Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael H. Braun	5,000	0	16.59	10/25/2013 (1)
	20,000	0	14.36	11/08/2013 (2)
	500	0	13.17	12/06/2013 (3)
	3,600	900	12.58	01/30/2014 (4)
	32,000	8,000	8.32	07/01/2014 (5)
	500	0	4.59	12/12/2018 (6)
	24,000	8,000	4.73	01/02/2015 (7)
	6,000	9,000	4.36	03/03/2020 (8)
	3,334	6,666	2.45	08/22/2021 (9)
	0	15,000	4.40	04/06/2022 (10)
Peter J. Prygelski, III	20,000	0	11.11	06/25/2013 (11)
	500	0	13.17	12/06/2013 (3)
	3,600	900	12.58	01/30/2014 (4)
	8,000	2,000	8.32	07/01/2014 (5)
	500	0	4.59	12/12/2014 (6)
	6,000	9,000	4.36	03/03/2020 (8)
	3,334	6,666	2.45	08/22/2021 (9)
	0	15,000	4.40	04/06/2022 (10)

(1)	Options vested as to 100% of the underlying shares on December 31, 2012.
(2)	Options vested as to 100% of the underlying shares on December 31, 2012.
(3)	Options vested as to 100% of the underlying shares on December 31, 2012.
(4)	Options vested as to 80% of the underlying shares on December 31, 2012, the remaining 20% vest on 1/30/2013.
(5)	Options vested as to 80% of the underlying shares on December 31, 2012, the remaining 20% vest on 7/1/2013.
(6)	Options vested as to 100% of the underlying shares on December 31, 2012.
(7)	Options vested as to 60% of the underlying shares on December 31, 2012, the remaining 40% vest as follows:
20% on 1/2/2013 and 20% on 1/2/2014.
(8)	Options vested as to 40% of the underlying shares on December 31, 2012, the remaining 60% vest as follows:
20% on 3/3/2013, 20% on 3/3/2014 and 20% on 3/3/2015.
(9)	Options vested as to 33 1/3% of the underlying shares on December 31, 2012, the remaining 66 2/3% vest as follows:
33 1/3% on 8/22/2013 and 33 1/3% on 8/22/2014.
(10)	Options vested as to 0% of the underlying shares on December 31, 2012, the remaining 100% vest as follows:
33 1/3% on4/6/2013, 33 1/3% on 4/6/2014 and 33 1/3% on 4/6/2015.
(11)	Options vested as to 100% of the underlying shares on December 31, 2012.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options during the year ended December 31, 2012.    No other equity compensation was received by or awarded to our Named Executive Officers during the year ended December 31, 2013.

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

Federated National Holding Company and Subsidiaries

Director Compensation

During 2012, we had five non-employee directors that qualified for compensation. Non-employee directors receive an initial stock option grant upon appointment to the board of directors and subsequent option grants as may be granted at the discretion of the Board. In addition, non-employee directors receive annual cash compensation, perquisites as approved by the Directors Compensation Committee, and reimbursement of actual out-of-pocket expenses. During 2012, in lieu of per meeting directors’ fees, the non-employee directors received an annual retainer of $40,000, payable in quarterly installments of $10,000 in January, April, and July and October. In September 2012, the Directors Compensation Committee recommended, and the Board approved, an increase of the annual retainer fee to $48,000 effective October 1, 2012. In addition the Directors Compensation Committee recommended, and the Board approved, annual retainer fees to each chairperson of committees and the Board effective October 1, 2012 and payable in quarterly installments. The Chairman of the Board of Directors annual fee is $15,000, the chairperson of the Audit Committee’s annual fee is $8,000, the chairperson of the Investment’s fee is $7,000, the chairperson of the Compensation Committee’s annual fee is $6,000 and the chairperson of the Strategic Initiatives Committee’s fee is $6,000. The chairperson of the Directors Compensation Committee is an employee director, therefore there is no annual retainer fee paid. Directors who are also employees do not receive this compensation.

We also grant options to our non-employee directors as part of their compensation.  Stock options granted to non-employee directors in 2012 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Carl Dorf	$43,750	--	$21,743	--	--	--	$65,493
Charles B. Hart, Jr.	$43,500	--	$21,743	--	--	$5, 300(1)	$70,543
Bruce F. Simberg	$45,750	--	$21,743	--	--	--	$67,493
Richard W. Wilcox, Jr.	$43,500	--	$21,743	--	--		$65,243
Jenifer G. Kimbrough	$44,000	--	$21,743	--	--	--	$65,743

(1)	Includes $1,000 paid for country club membership and $4,300 for events attended by director in 2012.
(2)	The following table provides certain additional information concerning the currently outstanding options held by our non-employee directors as of the end of 2012:

Name	Total Stock Option Awards Outstanding at 2012 Fiscal Year End (Shares)	Option Awards Granted During Fiscal Year 2012 (a) (Shares)	Grant Date Fair Value of Option Awards Granted During Fiscal Year 2012 ($)
Carl Dorf	45,000 (b)	15,000 (a)	$21,743
Charles B. Hart, Jr.	45,000 (b)	15,000 (a)	$21,743
Bruce F. Simberg	55,000 (c)	15,000 (a)	$21,743
Richard W. Wilcox, Jr.	45,000 (b)	15,000 (a)	$21,743
Jenifer G. Kimbrough	35,000 (d)	15,000 (a)	$21,743

(a)	The stock options reported in this column were granted in April 2012 and vest 33 1/3% per year over three years on each anniversary of the date of grant.
(b)
Includes 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; 15,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; and 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022.

(c)
Includes 500 options granted on 12/6/2007 with an exercise price of $13.17, vest 20% per year, and expire on 12/6/2013; 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; and 25,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; and 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022.

(d)
Includes 10,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; and 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022.

Federated National Holding Company and Subsidiaries

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2013, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

As used herein, the term “beneficial ownership” with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights and the address for each person is c/o Federated National Holding Company, 14050 NW 14 Street, Suite 180, Sunrise, Florida 33323.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)

Bruce F. Simberg (2)	363,517	4.47%
Richard W. Wilcox, Jr. (3)	168,918	2.08%
Michael H. Braun (4)	154,734	1.89%
Carl Dorf (5)	147,622	1.82%
Peter J. Prygelski, III (6)	71,034	*
Charles B. Hart, Jr. (7)	32,334	*
Jenifer G. Kimbrough (8)	21,244	*

All directors and executive officers as a group (seven persons) (9)	959,403	11.44%

5% or greater holders:
Lloyd I. Miller, III (10)	775,809	9.59%
4550 Gordon Drive
Naples, FL 34102

Dimensional Fund Advisors LP (11)	551,527	6.82%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
----------------
*	Less than 1%.

(1)	Based on 8,085,589 shares outstanding as of March 26, 2013.

(2)
Includes 4,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 38,334 shares of common stock issuable upon the exercise of vested stock options held by Mr. Simberg.

(3)
Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 4,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 28,334 shares of common stock issuable upon the exercise of vested stock options held by Mr. Wilcox.

(4)
Includes 25,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 111,834 shares of common stock issuable upon the exercise of vested stock options held by Mr. Braun.

(5)
Includes 59,624 shares of common stock held by Carl Dorf Rollover IRA, 54,164 shares of common stock held by Dorf Trust, 4,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 28,334 shares of common stock issuable upon the exercise of vested stock options held by Mr. Dorf.

(6)
Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA, 15,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 50,834 shares of common stock issuable upon the exercise of vested stock options held by Mr. Prygelski.

(7)
Includes 4,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 28,334 shares of common stock issuable upon the exercise of vested stock options held by Mr. Hart.

(8)
Includes 4,000 shares of restricted stock one-third of which vest each year beginning on March 4, 2014, and 16,334 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(9)	Includes 60,000 shares of restricted stock, one-third of which vest each year beginning on March 4, 2014, and 302,338 shares of common stock issuable upon the exercise of vested stock options.

(10)
Includes 12,000 shares of common stock that Lloyd I. Miller, III has shared voting and dispositive power as co-trustee of a certain trust. This information is based on an Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2012.

(11)	This information is based on an Amendment No. 3 to Schedule 13G filed with the SEC on February 11, 2013.

Federated National Holding Company and Subsidiaries

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2011 and 2012 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company.  The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $3,349 and $27,175 in 2011 and 2012, respectively.  We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2011 and 2012, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 112 through 117 of this Form 10-K.  Mr. Braun’s brother received salary compensation of $130,385 and $134,308 for his services as the Vice President of Accounting and Finance in 2011 and 2012, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules:  Carl Dorf, Charles B. Hart, Jr., Richard W. Wilcox, Jr., Bruce F. Simberg, and Jenifer G. Kimbrough.  In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg has provided legal services to the Company during the past 16 years. Nevertheless, the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three fiscal years do not exceed the amounts set forth in Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that  Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee selected DeMeo Young McGrath (“DeMeo”) as the independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the 2013 fiscal year.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by DeMeo.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by DeMeo during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by DeMeo in 2012 were pre-approved in accordance with these procedures.

Federated National Holding Company and Subsidiaries

DeMeo has served as the Company’s independent auditors for each fiscal year since 2002.  DeMeo has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by DeMeo during the fiscal year ended December 31, 2012 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by DeMeo for fiscal 2012 and 2011.

	Fiscal 2012	Fiscal 2011

Audit Fees (1)	$372,168	$317,278
Audit-Related Fees (2)	$15,953	$9,700
Tax Fees (3)	$0	$0

Total	$388,121	$326,978

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2012 and 2011.
(3)	Tax fees consisted primarily of assistance with tax compliance and reporting.

Federated National Holding Company and Subsidiaries

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (De Meo, Young, McGrath)

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010.

(2)	Financial Statement Schedules.

Schedule VI, Supplemental information concerning property-casualty insurance operations, is included herein under Item 8, Financial Statements and Supplementary Data.

(3)	Exhibits.

Federated National Holding Company and Subsidiaries

Exhibit	Description

3.1
Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

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

10.2	Non-Compete Agreement between the Company and Peter J. Prygelski, effective June 25, 2007 (incorporated by reference to Exhibit 10.3 contained in the Company's Form 8-K filed on June 19, 2007).+

10.3	Amended and Restated 2012 Stock Incentive Plan.+*

10.4
Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock from the 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012).+

10.5
Federated National Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009).+

10.6
Federated National Holding Company 1998 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000).+

10.7
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 1007 filed with the SEC on March 17, 2008).

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

10.9
Amended Consent Order dated February 5, 2013 between the Florida Office of Insurance Regulation and Federated National Insurance Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013).

10.10
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum No. 1 effective June 1, 2012 (incorporated by reference to Exhibit 10.1 – 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012).

10.11
Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

10.12
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

Federated National Holding Company and Subsidiaries

10.13
INCR 5th Layer Excess Catastrophe Reinsurance Contract, effective July 1, 2012, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

10.14
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.15
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.16
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum No. 1 effective June 1, 2013 (incorporated by reference to Exhibits 10.1 – 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2013).

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

Federated National Holding Company and Subsidiaries

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

Dated:  April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	April 1, 2013
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	April 1, 2013
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Carl Dorf	Director	April 1, 2013
Carl Dorf

/s/ Bruce F. Simberg	Director	April 1, 2013
Bruce F. Simberg	Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	April 1, 2013
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	April 1, 2013
Richard W. Wilcox, Jr.

/s/ Jenifer G. Kimbrough	Director	April 1, 2013
Jenifer G. Kimbrough

Federated National Holding Company and Subsidiaries

EXHIBIT INDEX

10.3	Amended and Restated 2012 Stock Incentive Plan

21.1	Subsidiaries

23.1	Consent of DeMeo, Young, McGrath, Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act