Form 10-Q
period 2013-03-31
FEDERATED NATIONAL HOLDING CO
filed 2013-05-15
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value –8,120,423 outstanding as of May 9, 2013

FEDERATED NATIONAL HOLDING COMPANY

Index

PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2013	December 31, 2012
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$107,764	$101,755
Debt maturities, held to maturity, at amortized cost	6,849	7,359
Equity securities, available for sale, at fair value	27,108	20,982

Total investments	141,721	130,096

Cash and short term investments	28,193	21,143
Prepaid reinsurance premiums	4,063	7,045
Premiums receivable, net of allowance for credit losses of $69 and $69, respectively	12,683	8,023
Reinsurance recoverable, net	3,586	3,503
Deferred policy acquisition costs	10,140	8,479
Deferred income taxes, net	2,637	4,338
Income taxes receivable	-	39
Property, plant and equipment, net	883	564
Other assets	2,120	2,658

Total assets	$206,026	$185,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$47,565	$49,908
Unearned premiums	73,293	59,006
Premiums deposits and customer credit balances	3,722	2,458
Bank overdraft	6,350	5,987
Income taxes payable	77	-
Accounts payable and accrued expenses	6,350	2,624

Total liabilities	137,357	119,983

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 7,984,922 and 7,979,488, respectively	80	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,445	51,356
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	4,806	4,067
Total accumulated other comprehensive income	4,806	4,067
Retained earnings	12,338	10,402
Total shareholders' equity	68,669	65,905
Total liabilities and shareholders' equity	$206,026	$185,888

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Revenue:
Gross premiums written	$45,826	$31,274
Gross premiums ceded	(2,834)	(1,858)

Net premiums written	42,992	29,416

Decrease in prepaid reinsurance premiums	(9,914)	(9,849)
Increase in unearned premiums	(14,286)	(6,749)

Net change in prepaid reinsurance premiums and unearned premiums	(24,200)	(16,598)

Net premiums earned	18,792	12,818
Commission income	507	307
Finance revenue	146	114
Managing general agent fees	689	533
Net investment income	794	961
Net realized investment gains (losses)	813	(10)
Regulatory assessments recovered	-	-
Other income	125	20

Total revenue	21,866	14,743

Expenses:
Losses and LAE	9,321	5,728
Operating and underwriting expenses	2,727	2,411
Salaries and wages	2,333	2,211
Policy acquisition costs - amortization	3,753	2,748

Total expenses	18,134	13,098

Income before provision for income tax expense	3,732	1,645
Provision for income tax expense	1,397	573

Net income	$2,335	$1,072

Net income per share - basic	$0.29	$0.13

Net income per share - diluted	$0.29	$0.13

Weighted average number of common shares outstanding - basic	7,982,934	7,946,384

Weighted average number of common shares outstanding - diluted	8,126,721	7,962,295

Dividends paid per share	$0.02	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Net income	$2,335	$1,072

Change in net unrealized gains on investments available for sale	1,185	1,883

Comprehensive income before tax	3,520	2,955

Income tax expense related to items of other comprehensive income	(446)	(708)

Comprehensive income	$3,074	$2,247

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$2,335	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium discount, net	337	323
Depreciation and amortization of property plant and equipment, net	53	48
Net realized investment (gains) losses	(813)	10
Provision for credit losses, net	-	0
Recovery for uncollectible premiums receivable	-	(2)
Non-cash compensation	48	42
Changes in operating assets and liabilities:
Premiums receivable	(4,660)	(1,732)
Prepaid reinsurance premiums	2,983	3,220
Reinsurance recoverable, net	(83)	307
Income taxes recoverable	39	-
Deferred income tax expense, net of other comprehensive income	1,255	504
Policy acquisition costs, net of amortization	(1,661)	(869)
Other assets	538	(2,854)
Unpaid losses and LAE	(2,342)	(4,675)
Unearned premiums	14,283	6,749
Premium deposits and customer credit balances	1,264	358
Income taxes payable	77	48
Bank overdraft	363	(706)
Accounts payable and accrued expenses	3,726	(740)
Net cash provided by operating activities	17,742	1,103
Cash flow used by investing activities:
Proceeds from sale of investment securities	44,167	18,257
Purchases of investment securities available for sale	(54,130)	(19,090)
Purchases of property and equipment	(372)	(20)
Net cash used by investing activities	(10,335)	(853)
Cash flow (used) provided by financing activities:
Exercised stock options	17	-
Dividends paid	(399)	-
Tax benefit related to non-cash compensation	25	21
Net cash (used ) provided by financing activities	(357)	21
Net increase in cash and short term investments	7,050	271
Cash and short term investments at beginning of period	21,143	15,205
Cash and short term investments at end of period	$27,186	$15,476

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2013	2012
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20	$-
Non-cash investing and finance activities:
Accrued dividends payable	$399	$-

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,300 independent agents, of which approximately 1,200 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia and Texas.

FNIC operates as a non-admitted carrier in Arkansas, Kentucky, Missouri, Nevada, Oklahoma, South Carolina and Tennessee, and can underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

•
The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to no more than 35% of its entire homeowners’ book. As of March 31, 2013, the Company had approximately 19.1% of its homeowners’ policies located within Tri-County Area.

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

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended March 31, 2013, 86.5%, 5.9%, 2.8% and 4.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2012, 86.6%, 7.7%, 3.5% and 2.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FNU acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Missouri, North Carolina, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee, to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

We internally process claims made by our insureds through our wholly owned claims adjusting company, FNA. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house Litigation Manager to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Insure-Link, Inc. serves as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over thirty different carriers.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of operations and cash flows for the periods presented.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K, which was filed with the SEC on April 1, 2013.

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

Federated National Holding Company
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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, (iii) the valuation of investments and (iv) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on April 1, 2013.

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Federated National Holding Company
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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2013 and December 31, 2012. Changes in interest rates subsequent to March 31, 2013 and December 31, 2012 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2013 and December 31, 2012 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety in net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of these amendments will not have a material impact on our financial condition, results of operations or cash flows.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In January 2013, the FASB issued ASU No. 2013-01: Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this ASU is to clarify the scope of offsetting disclosures and to address implementation issues with ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods.  The adoption of these amendments will not have a material impact on our financial condition, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02: Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.   Upon adoption, these amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted.  The adoption of these amendments did not have a material impact on our financial condition, results of operations or cash flows.

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

           (C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the three months ended March 31, 2013 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

(D) Earnings (Loss) per Share

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented. Diluted loss per share would be antidilutive, therefore in accordance with GAAP basic and diluted loss per share is the same.

(E) Reclassifications

No reclassification of the 2012 financial statements was necessary to conform to the 2013 presentation.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan during 2013 or 2012.  Future assessments by this association are undeterminable at this time.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(C) Operational Matters

The Company’s consolidated federal and state income tax returns for 2009-2011 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities.  The 2012 federal and state income tax returns have been extended and will be filed by the extended due date in the third quarter of 2013.  The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 have been reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back from tax year 2009.

The Company has recorded a net deferred tax asset of $2.6 million and $4.3 million as of March 31, 2013 and December 31, 2012, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square foot office facility. All of our operations are consolidated within this facility. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term. Our lease for this office space will expire in May 2017.

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2013	280
2014	380
2015	388
2016	395
2017	151
Total	$1,594

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to the insured claims activity.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

Total investments increased $11.6 million, or 8.9%, to $141.7 million as of March 31, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of March 31, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the three months ended March 31, 2013.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended March 31, 2013.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2013, 74% of our debt portfolio was in diverse industries and 26% was in United States government bonds. As of March 31, 2013, approximately 89% of our equity holdings were in equities related to diverse industries and 11% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of March 31, 2013 and December 31, 2012, we have classified $6.9 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2013 and 2012, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of March 31, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

 (A) Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$24,844	17.53%	$27,392	21.06%
Obligations of states and political subdivisions	3,862	2.73%	3,939	3.03%
Corporate	75,800	53.49%	67,313	51.74%
International	3,258	2.30%	3,111	2.39%
	107,764	76.05%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	4,737	3.34%	6,016	4.62%
Corporate	2,000	1.41%	1,203	0.92%
International	112	0.08%	140	0.11%
	6,849	4.83%	7,359	5.65%
Total debt securities	114,613	80.88%	109,114	83.87%

Equity securities, at market:	27,108	19.12%	20,982	16.13%
Total investments	$141,721	100.00%	$130,096	100.00%

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,133	$22,601	$233	$6,496
Equity securities	189	1,079	516	3,073
Total realized gains	1,322	23,680	749	9,569

Debt securities	(409)	16,476	(206)	5,042
Equity securities	(100)	623	(553)	1,666
Total realized losses	(509)	17,099	(759)	6,708

Net realized gains (losses) on investments	$813	$40,779	$(10)	$16,277

During the three months ended March 31, 2013 the investment committee decided to shorten the duration of the bond portfolio by approximately one year to prepare for the eventuality of rising interest rates over the next several years. Interest rates and bond prices move inversely, so any rise in interest rates adversely impacts the value of our fixed income portfolio. This impact is magnified when the portfolio is positioned with a longer duration. This decision generated a majority of the approximately $0.8 million in realized gains and also explains the drop in investment income for the quarter measured against the same three month period last year.

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at March 31, 2013 and December 31, 2012 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
March 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$24,352	$502	$10	$24,844
Obligations of states and political subdivisions	3,664	199	1	3,862
Corporate	73,216	2,622	38	75,800
International	3,258	25	25	3,258
	$104,490	$3,348	$74	$107,764

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,737	$124	$-	$4,861
Corporate	2,000	37	-	2,037
International	112	-	1	111
	$6,849	$161	$1	$7,009

Equity securities - common stocks	$22,676	$4,953	$521	$27,108

December 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,825	$632	$65	$27,392
Obligations of states and political subdivisions	3,738	202	1	3,939
Corporate	63,553	3,794	34	67,313
International	3,005	107	1	3,111
	$97,121	$4,735	$101	$101,755

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,016	$149	$12	$6,153
Corporate	1,203	61	2	1,262
International	140	-	1	139
	$7,359	$210	$15	$7,554

Equity securities - common stocks	$19,095	$2,505	$618	$20,982

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2013.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$10	$10	$-
Obligations of states and political subdivisions	1	1	-
Corporate	38	38	-
International	25	25	-
	74	74	-
Equity securities:
Common stocks	521	254	267

Total debt and equity securities	$595	$328	$267

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2012.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$65	$65	$-
Obligations of states and political subdivisions	1	1	-
Corporate	34	34	-
International	1	1	-
	101	101	-
Equity securities:
Common stocks	618	430	188

Total debt and equity securities	$719	$531	$188

Below is a summary of debt securities at March 31, 2013 and December 31, 2012, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$2,264	$2,295	$2,925	$2,944
Due after one through five years	70,955	72,528	49,826	51,523
Due after five through ten years	37,384	39,122	35,070	37,182
Due after ten years	736	828	16,659	17,660

Total	$111,339	$114,773	$104,480	$109,309

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $63,238 and $2,179,368, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of March 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $63,481 and $2,193,300, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2012, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$714	$878
Dividends on equity securities	80	82
Interest on cash and cash equivalents	-	1

Total investment income	$794	$961

Net realized gains (losses)	$813	$(10)

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended March 31, 2013 and 2012, were approximately $44.2 million and $18.3 million, respectively.

The table below sets forth a summary of net realized and unrealized investment gains during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
Net realized gains
Debt securities	$724	$27
Equity securities	89	(37)

Total	$813	$(10)

Net unrealized gains
Debt securities	$3,275	$2,365
Equity securities	4,431	924

Total	$7,706	$3,289

Index

Federated National Holding Company
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

Index

Assets measured at fair value on a recurring basis as of March 31, 2013, presented in accordance with this guidance, are as follows.

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$13,472	$11,372	$-	$24,844
Obligations of states and political subdivisions	-	3,862	-	3,862
Corporate	75,800	-	-	75,800
International	-	3,258	-	3,258
	89,272	18,492	-	107,764

Equity securities:
Common stocks	27,108	-	-	27,108
	27,108	-	-	27,108

Total debt and equity securities	$116,380	$18,492	$-	$134,872

Assets measured at fair value on a recurring basis as of December 31, 2012, presented in accordance with this guidance, are as follows.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$12,464	$14,928	$-	$27,392
Obligations of states and political subdivisions	-	3,939	-	3,939
Corporate	67,313	-	-	67,313
International	-	3,111	-	3,111
	79,777	21,978	-	101,755

Equity securities:
Common stocks	20,982	-	-	20,982
	20,982	-	-	20,982

Total debt and equity securities	$100,759	$21,978	$-	$122,737

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(7) Reinsurance Agreements

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements, we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities. Our primary property line that is subject to catastrophic reinsurance is Homeowners Multiple Peril. FNIC cedes these risks to domestic and foreign reinsurance participants from Bermuda and Europe as well as to the FHCF.

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

The availability and costs associated with the acquisition of reinsurance will vary year to year. These fluctuations, which can be significant, are not subject to our control and may limit our ability to purchase adequate coverage. For example, FHCF continues to restrict its reinsurance capacity and is expected to continue constricting capacity for future seasons. This gradual restriction is requiring us to replace that capacity with private market reinsurance. Our reinsurance program is subject to approval by the Florida OIR and review by Demotech, Inc. (“Demotech”). The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed and is subject to Florida OIR approval.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The 2012-2013 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating			S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
Everest Reinsurance Company	A+			A+
Houston Casualty Company, (UK Branch)	A+	*		AA
Munich Reinsurance America, Inc.	A+			AA-
Odyssey Reinsurance Company	A			A-

BERMUDA
ACE Tempest Reinsurance Limited	A+	*		AA-
Arch Reinsurance Limited	A+	*		A+
Ariel Reinsurance Bermuda Limited for and on Behalf of Ariel Syndicate 1910 (ARE)	A-	*		NR
DaVinci Reinsurance Limited	A	*		A+
JC Re Limited (Juniperus & fka Actua Re Limited)	NR	*	**	NR
Montpelier Reinsurance Limited	A-			A-
Nephila (via Allianz Risk Transfer AG, Bermuda Branch)	NR			AA-
Platinum Underwriters Bermuda Limited	A	*		A-
Renaissance Reinsurance Limited	A+	*		AA-

UNITED KINGDOM
Amlin Syndicate No. 2001 (AML)	A			A+
Ariel Syndicate No. 1910 (ARE)	A	*		A+
RK Syndicate No. 3902 (NOA)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Kiln Syndicate No. 510 (KLN)	A			A+
Liberty Syndicates Services Limited Paris, for and on Behalf of Lloyd's Syndicate No. 4472 (LIB)	NR			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
Tokio Marine Kiln Syndicate No. 1880 (TMK)	A			A+
Torus Syndicate No. 1301 (TUL)	A			A+

EUROPE
Amlin Bermuda (Branch of Amlin AG)	A			A
SCOR Global P&C Zurich Branch	A			A

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

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million as of March 31, 2013 and December 31, 2012.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Balance at January 1	$49,908	$59,983
Less reinsurance recoverables	(3,503)	(2,088)
Net balance at January 1	$46,405	$57,895

Incurred related to
Current year	$10,126	$31,636
Prior years	(805)	(1,427)
Total incurred	$9,321	$30,209

Paid related to
Current year	$1,867	$15,892
Prior years	9,880	25,807
Total paid	$11,747	$41,699

Net balance at period end	$43,979	$46,405
Plus reinsurance recoverables	3,586	3,503
Balance at period end	$47,565	$49,908

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we decreased the liability for losses and LAE for claims occurring in prior years by $0.8 million for the three months ended March 31, 2013 and $1.4 million for the year ended December 31, 2012.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(9) Stock Compensation Plans

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of March 31, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 78,500 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of March 31, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 693,163 and 702,597 shares, respectively.

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

There were no options granted during the three months ended March 31, 2012.

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

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option and incentive plans for the period from January 1, 2011 to March 31, 2013 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12	-	$-
Granted	-	$-	179,000	$2.45	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29	-	$-
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	100,000.00	$5.54
Exercised	-	$-	(6,101)	$3.16	-	$-
Cancelled	-	$-	(3,333)	$4.44	-	$-
Outstanding at March 31, 2013	78,500	$12.73	693,163	$5.19	100,000.00	$5.54

Options outstanding as of March 31, 2013 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

March 31, 2013	77,800	$12.73	336,357	$5.19
December 31, 2013	700	$12.73	138,426	$5.19
December 31, 2014	-	$12.73	141,480	$5.19
December 31, 2015	-	$12.73	76,900	$5.19
December 31, 2016	-	$12.73	-	$5.19
December 31, 2017	-	$12.73	-	$5.19
Thereafter	-	$12.73	-	$5.19
Total options exercisable	78,500		693,163

Upon the exercise of options, the Company issues authorized shares.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2013 and 2012 include the following.

Index

Federated National Holding Company
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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2013 are lower by approximately $66,000 and $41,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2012 are lower by approximately $58,000 and $36,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended March 31, 2013 would have been $0.30, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.29.

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

 The fair value of options granted is estimated on the date of grant using the following assumptions.

	March 31, 2013	March 31, 2012
Dividend yield	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (in years)	N/A	N/A

Summary information about the Company’s stock option and incentive plans at March 31, 2013 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	March 31, 2013	Periods in Years	Exercise Price	March 31, 2013
1998 Plan	$8.67 - $16.59	78,500	0.47	$12.73	77,800
2002 Plan	$2.45 - $13.24	693,163	5.57	$5.19	336,357

Index

Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2013, there were no preferred shares issued or outstanding and there were 7,984,922 shares of common stock outstanding.

(11) Subsequent Events

 There were no subsequent events.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General information about Federated National Holding Company can be found at www.FedNat.com; however, the information that can be accessed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K  filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC” “Company,” “we,” “us” and “our,” refers to Federated National Holding Company and its subsidiaries. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 20 years.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,300 independent agents, of which approximately 1,200 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is also licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas, and underwrites commercial general liability insurance in those states and personal automobile insurance in Georgia and Texas.

FNIC operates as a non-admitted carrier in Arkansas, Kentucky, Missouri, Nevada, Oklahoma, South Carolina and Tennessee, and can underwrite commercial general liability insurance in all of these states.  A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

Our Subsidiaries

During the three months ended March 31, 2013, 86.5%, 5.9%, 2.8% and 4.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2012, 86.6%, 7.7%, 3.5% and 2.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Missouri, North Carolina, Nevada, South Carolina, Texas and Virginia. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

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

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house litigation manager to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

Insure-Link, Inc. (“Insure-Link”) serves as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over thirty different carriers.

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

Significant competition also emerged because of fundamental changes made to the property and casualty insurance business in Florida in recent years, which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing properties lines in Florida. Secondly, the law provided for rate relief to all policyholders. The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of March 31, 2013 Compared with December 31, 2012

Total Investments

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

Total investments increased $11.6 million, or 8.9%, to $141.7 million as of March 31, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of March 31, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the three months ended March 31, 2013.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2013, 74% of our debt portfolio was in diverse industries and 26% was in United States government bonds. As of March 31, 2013, approximately 89% of our equity holdings were in equities related to diverse industries and 11% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of March 31, 2013 and December 31, 2012, we have classified $6.9 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2013 and 2012, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of March 31, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains and losses as of March 31, 2013 and December 31, 2012, by category.

	Unrealized Gains and (Losses)
	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$492	$567
Obligations of states and political subdivisions	198	201
Corporate	2,584	3,760
International	1	106
	3,275	4,634

Equity securities:
Common stocks	4,431	1,887

Total debt and equity securities	$7,706	$6,521

The net unrealized gain of $7.7 million is inclusive of $0.6 million of unrealized losses. The $0.6 million of unrealized losses are primarily from equity securities.

The $0.6 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of March 31, 2013.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The following table summarizes, by type, our investments as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$24,844	17.53%	$27,392	21.06%
Obligations of states and political subdivisions	3,862	2.73%	3,939	3.03%
Corporate	75,800	53.49%	67,313	51.74%
International	3,258	2.30%	3,111	2.39%
	107,764	76.05%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	4,737	3.34%	6,016	4.62%
Corporate	2,000	1.41%	1,203	0.92%
International	112	0.08%	140	0.11%
	6,849	4.83%	7,359	5.65%
Total debt securities	114,613	80.88%	109,114	83.87%

Equity securities, at market:	27,108	19.12%	20,982	16.13%
Total investments	$141,721	100.00%	$130,096	100.00%

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $7.1 million, or 33.3%, to $28.2 million as of March 31, 2013, compared with $21.1 million as of December 31, 2012. The increase in cash and short-term investments is for a planned reinsurance payment.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $2.9 million, or 42.3%, to $4.1 million as of March 31, 2013, compared with $7.0 million as of December 31, 2012.  The change is due to $7.7 million paid to reinsurers, offset by $10.6 million amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $4.7 million, or 58.1%, to $12.7 million as of March 31, 2013, compared with $8.0 million as of December 31, 2012.

Our homeowners’ insurance premiums receivable increased $3.3 million, or 55.6%, to $9.3 million as of March 31, 2013, compared with $6.0 million as of December 31, 2012.

Our commercial general liability insurance premiums receivable increased $0.4 million, or 79.8%, to $0.9 million as of March 31, 2013, compared with $0.5 million as of December 31, 2012.

Premiums receivable in connection with our automobile line of business increased $1.0 million, or 58.4%, to $2.6 million as of March 31, 2013, compared with $1.6 million as of December 31, 2012.

Our allowance for credit losses remained unchanged at less than $0.1 million as of March 31, 2013, compared with $0.1 million as of December 31, 2012.

Reinsurance Recoverable, Net

           Reinsurance recoverable, net, increased $0.1 million, or 2.4%, to $3.6 million as of March 31, 2013, compared with $3.5 million as of December 31, 2012. The change is due to the payment patterns by our reinsurers, as influenced by catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $1.6 million, or 19.6%, to $10.1 million as of March 31, 2013, compared with $8.5 million as of December 31, 2012. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $1.7 million, or 39.2%, to $2.6 million as of March 31, 2013, compared with $4.3 million as of December 31, 2012. Deferred income taxes, net, is comprised of approximately $5.5 million and $6.5 million of deferred tax assets, net of approximately $2.9 million and $2.2 million of deferred tax liabilities as of March 31, 2013 and December 31, 2012. The change to our deferred tax assets includes decreases related to our available-for-sale portfolio and net operating loss carry forward and an increase to discounted unearned premiums. The change to our deferred tax liabilities includes an increase related to our increased deferred policy acquisition costs.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.3 million, or 56.6%, to $0.9 million as of March 31, 2013, compared with $0.6 million as of December 31, 2012. The change is due to primarily to investments in information technology.

Other Assets

Other assets decreased $0.6 million, or 20.3%, to $2.1 million as of March 31, 2013, compared with $2.7 million as of December 31, 2012. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Accrued interest income receivable	$941	$966
Deposits	138	249
Prepaid expenses	695	478
Receivable for investments sold	-	598
Other	346	367
Total	$2,120	$2,658

Unpaid Losses and LAE

Unpaid losses and LAE decreased $2.3 million, or 4.7%, to $47.6 million as of March 31, 2013, compared with $49.9 million as of December 31, 2012. The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,126	$4,715	$13,841	$8,276	$6,637	$14,913
Commercial General Liability	3,697	19,807	23,504	2,956	22,310	25,266
Automobile	3,479	6,741	10,220	3,643	6,086	9,729
Total	$16,302	$31,263	$47,565	$14,875	$35,033	$49,908

Please see “Results of Operations - Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $14.3 million, or 24.2%, to $73.3 million as of March 31, 2013, compared with $59.0 million as of December 31, 2012. The change was due to a $13.3 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned flood insurance premiums, a $0.4 million increase in unearned commercial general liability premiums, and a $0.7 million increase in unearned automobile insurance premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $1.2 million, or 51.4%, to $3.7 million as of March 31, 2013, compared with $2.5 million as of December 31, 2012. Premium deposits are monies received on policies not yet in-force as of March 31, 2013.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank Overdraft

Bank overdraft increased $0.3 million, or 6.1%, to $6.3 million as of March 31, 2013, compared with $6.0 million as of December 31, 2012. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $3.7 million, or 142.0%, to $6.3 million as of March 31, 2013, compared with $2.6 million as of December 31, 2012. The increase is primarily due to a $2.2 million payable in connection with investments purchased but not yet settled at March 31, 2013. The change also includes increases to premium taxes, commissions and dividends payable.

Results of Operations
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Gross Premiums Written

Gross premiums written increased $14.5 million, or 46.5%, to $45.8 million for the three months ended March 31, 2013, compared with $31.3 million for the three months ended March 31, 2012. The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Three Months Ended March 31,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$39,643	86.50%	$27,086	86.61%
Commercial General Liability	2,684	5.86%	2,420	7.74%
Federal Flood	1,274	2.78%	1,079	3.45%
Automobile	2,225	4.86%	689	2.20%
Gross written premiums	$45,826	100.00%	$31,274	100.00%

The increase in the sale of homeowners’ policies by $12.5 million, or 46.4%, to $39.6 million for the three months ended March 31, 2013, compared with $27.1 million for the three months ended March 31, 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of March 31, 2013, 75.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $81.1 million (a 41.4% reduction of in-force premium), while 65.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $38.2 million, (a 31.2 % reduction of in-force premium), as of March 31, 2012.

During the three months ended March 31, 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $20.0 million and $6.7 million, respectively. Our number of in-force homeowners’ policies increased by approximately 5,900 or 10.0%, to approximately 67,000 as of March 31, 2013, compared with approximately 61,100 as of December 31, 2012.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.3 million, or 10.9%, to $2.7 million for the three months ended March 31, 2013, compared with $2.4 million for the three months ended March 31, 2012.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$22	0.82%	$7	0.30%
Florida	2,501	93.19%	2,275	94.00%
Louisiana	42	1.56%	45	1.86%
Texas	119	4.43%	93	3.84%
Total	$2,684	100.00%	$2,420	100.00%

The Company’s sale of auto insurance policies increased $1.5 million, or 223.0%, to $2.2 million for the three months ended March 31, 2013, compared with $0.7 million for the three months ended March 31, 2012.

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

Gross Premiums Ceded

Gross premiums ceded increased $0.9 million, or 52.5%, to $2.8 million for the three months ended March 31, 2013, compared with $1.9 million for the three months ended March 31, 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $0.1 million, $1.3 million, $0.1 million and $1.3 million for the three months ended March 31, 2013, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled nothing, $1.1 million, $0.1 million and $0.7 million for the three months ended March 31, 2012, respectively.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $9.9 million for the three months ended March 31, 2013, compared with $9.8 million for the three months ended March 31, 2012. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $14.3 million for the three months ended March 31, 2013, compared with $6.7 million for the three months ended March 31, 2012. The increased charge to written premium was due to a $13.3 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned commercial general liability premiums and a $0.7 million increase in unearned automobile premiums during the three months ended March 31, 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $6.0 million, or 46.6%, to $18.8 million for the three months ended March 31, 2013, compared with $12.8 million for the three months ended March 31, 2012. The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$15,707	83.58%	$10,301	80.36%
Commercial General Liability	2,237	11.91%	2,344	18.29%
Automobile	848	4.51%	173	1.35%
Net premiums earned	$18,792	100.00%	$12,818	100.00%

The $5.4 million increase in homeowners’ net premiums earned is due to a $12.6 million increase in gross written premium, a $0.2 million increase in gross premiums ceded and a $7.0 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.1 million decrease in commercial general liability net premiums earned is a result of a $0.6 million increase in gross written premium, a $0.1 million decrease in gross premiums ceded and a $0.4 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.7 million increase in automobile net premiums earned is a result of a $1.5 million increase in gross written premium, a $0.6 million increase in gross premiums ceded and a $0.2 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.2 million, or 66.0%, to $0.5 million for the three months ended March 31, 2013, compared with $0.3 million for the three months ended March 31, 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Managing General Agent Fees

Managing general agent fees increased $0.2 million, or 29.2%, to $0.7 million for the three months ended March 31, 2013, compared with $0.5 million for the three months ended March 31, 2012. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.2 million, or 17.4%, to $0.8 million for the three months ended March 31, 2013, compared with $1.0 million for the three months ended March 31, 2012.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.0% and 2.3%, respectively, for the three months ended March 31, 2013. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.7% and 2.9%, respectively, for the three months ended March 31, 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.5%, respectively, for the three months ended March 31, 2013. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.8% and 3.1%, respectively, for the three months ended March 31, 2012.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also “Analysis of Financial Condition as of March 31, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains (Losses)

Net realized investment gains totaled $0.8 million for the three months ended March 31, 2013, compared with net realized losses of nearly nothing during the three months ended March 31, 2012.

During the three months ended March 31, 2013 the investment committee decided to shorten the duration of the bond portfolio by approximately one year to prepare for the eventuality of rising interest rates over the next several years. Interest rates and bond prices move inversely, so any rise in interest rates adversely impacts the value of our fixed income portfolio. This impact is magnified when the portfolio is positioned with a longer duration. This decision generated a majority of the approximately $0.8 million in realized gains and also explains the drop in investment income for the quarter measured against the same three month period last year.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. Pursuant to FASB issued guidance, we have charged no realized investment losses to operations during the three months ended March 31, 2013, as compared with approximately $44,000 during the three months ended March 31, 2012, which related to common stock held in diverse industries.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,133	$233
Equity securities	189	516
Total realized gains	1,322	749

Realized losses:
Debt securities	(409)	(206)
Equity securities	(100)	(553)
Total realized losses	(509)	(759)
Net realized gains (losses) on investments	$813	$(10)

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

Losses and LAE increased $3.6 million, or 62.7%, to $9.3 million for the three months ended March 31, 2013, compared with $5.7 million for the three months ended March 31, 2012. The overall change includes a $2.9 million increase in our homeowners’ program, a $0.4 million increase in our commercial general liability program and a $0.3 million increase in connection with our automobile program.

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

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	March 31, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,126	$4,715	$13,841	$8,276	$6,637	$14,913
Commercial General Liability	3,697	19,807	23,504	2,956	22,310	25,266
Automobile	3,479	6,741	10,220	3,643	6,086	9,729
Total	$16,302	$31,263	$47,565	$14,875	$35,033	$49,908

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $2.3 million during the three months ended March 31, 2013. This overall change includes a $1.0 million decrease in reserves for our homeowners’ program, a $1.8 million decrease in reserves for our commercial general liability program and a $0.5 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended March 31, 2013was 49.6% compared with 44.7% for the same period in 2012. The unfavorable increase to our loss ratio is due to the $3.6 million increase in losses and LAE measured against the $6.0 million increase in net premium earned during the three months ended March 31, 2013 as compared with the same period in 2012.

The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2013	2012
Homeowners'	46.27%	42.58%
Commercial General Liability	66.63%	45.28%
Automobile	66.31%	162.43%
All lines	49.60%	44.69%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.3 million, or 13.1%, to $2.7 million for the three months ended March 31, 2013, compared with $2.4 million for the three months ended March 31, 2012.  The change is primarily due to a $0.3 million increase in premium tax expense, which is in correlation to the increase in gross written premiums during this same period.

Salaries and Wages

Salaries and wages increased $0.1 million, or 5.5%, to $2.3 million for the three months ended March 31, 2013, compared with $2.2 million for the three months ended March 31, 2012. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $66,000 during the three months ended March 31, 2013 compared with approximately $58,000 for the three months ended March 31, 2012.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $1.1 million, or 36.6%, to $3.8 million for the three months ended March 31, 2013, compared with $2.7 million for the three months ended March 31, 2012, which corresponds to the increase in net premiums earned during this same period.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $1.4 million for the three months ended March 31, 2013, compared with a $0.6 million for the three months ended March 31, 2012. The effective rate for income taxes was 37.4% for the three months ended March 31, 2013, compared with 34.8% for the three months ended March 31, 2012. The $1.4 million provision for income tax expense for the three months ended March 31, 2013 is primarily the tax-effected decrease in deferred tax assets, net.

Net Income

Net income increased $1.2 million, or 117.9%, to $2.3 million for the three months ended March 31, 2013, compared with $1.1 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2013, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, increased accounts payable and accrued expenses, decreased prepaid reinsurance premiums, increased premium deposits and customer credit balances, decreased deferred income tax expense and decreased other assets. Additional sources of capital included increased bank overdraft, amortization of investment premium discount, net, increased income taxes payable, depreciation and amortization, non-cash compensation, decreased income taxes recoverable, net, a tax benefit related to non-cash compensation and exercised stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the three months ended March 31, 2013 and 2012, operations provided net operating cash flow of $17.7 million and $1.1 million, respectively.

During the three months ended March 31, 2013, operations generated $27.3 million of gross cash flow, due to a $14.3 million increase in unearned premiums, a $3.7 million increase in accounts payable and accrued expenses, a $3.0 million decrease in prepaid reinsurance premiums, a $1.3 million increase in premium deposits and customer credit balances and a $1.3 million decrease in deferred income tax expense. Additional sources of cash included a $0.6 million decrease in other assets, a $0.4 million increase in bank overdraft, $0.3 million of amortization of investment premium discount, net and a $0.1 million increase in income taxes payable, all in conjunction with $2.3 million of net income.

During the three months ended March 31, 2013, operations used $9.6 million of gross cash flow, due to a $4.7 million increase in premiums receivable, a $2.3 million decrease in unpaid losses and LAE and a $1.7 million increase in policy acquisition costs, net of amortization. Additional uses of cash included $0.8 million in net realized investment gains and a $0.1 million increase in reinsurance recoverable, net.

During the three months ended March 31, 2013 and 2012, net cash used by investing activities was $10.3 million and $0.9 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2013, investing activities generated $44.2 million and used $54.5 million.

Index

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2013 and 2012, net financing activities used and provided $0.4 million and less than $0.1 million, respectively. In 2013, the use of cash in connection with financing activities was $0.4 million for dividends paid.

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

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2013, approximately 84% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$24,844	17.53%	$27,392	21.06%
Obligations of states and political subdivisions	3,862	2.73%	3,939	3.03%
Corporate	75,800	53.49%	67,313	51.74%
International	3,258	2.30%	3,111	2.39%
	107,764	76.05%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	4,737	3.34%	6,016	4.62%
Corporate	2,000	1.41%	1,203	0.92%
International	112	0.08%	140	0.11%
	6,849	4.83%	7,359	5.65%
Total debt securities	114,613	80.88%	109,114	83.87%

Equity securities, at market:	27,108	19.12%	20,982	16.13%
Total investments	$141,721	100.00%	$130,096	100.00%

Index

Federated National Holding Company
Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March 31, 2013 and December 31, 2012, debt securities had had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	March 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$9,946	8.68%	$10,967	10.05%
AA	37,554	32.77%	38,733	35.50%
A	35,831	31.26%	31,774	29.12%
BBB	31,282	27.29%	27,640	25.33%
Not rated	-	0.00%	-	0.00%
	$114,613	100.00%	$109,114	100.00%

The following table summarizes, by maturity, the debt securities as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$2,288	2.00%	$2,938	2.70%
One year to five years	72,459	63.22%	51,439	47.14%
Five years to 10 years	39,038	34.06%	37,111	34.01%
More than 10 years	828	0.72%	17,626	16.15%
Total debt securities	$114,613	100.00%	$109,114	100.00%

At March 31, 2013, the weighted average maturity of the debt portfolio was approximately 3.6 years.

Index

Federated National Holding Company

The following table provides information about the financial instruments as of March 31, 2013 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2013	2014	2015	2016	2017	2018	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$600	$3,328	$435	$3,349	$3,850	$5,483	$17,045	$17,569
Obligations of states and political subdivisions	250	-	-	195	350	125	2,605	3,525	3,862
Corporate securities	368	4,407	8,898	12,094	11,558	5,251	21,737	64,313	72,959
International securities	-	-	290	1,408	280	-	1,159	3,137	2,422
Collateralized mortgage obligations	201	566	3,102	5,367	6,004	1,184	-	16,424	17,801
Equity securities, at market	-	-	-	-	-	-	-	-	27,108
All investments	$819	$5,573	$15,618	$19,499	$21,541	$10,410	$30,984	$104,444	$141,721

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	1.51%	0.27%	2.16%	0.71%	1.05%	1.56%	1.04%
Obligations of states and political subdivisions	1.96%	0.00%	0.00%	1.60%	1.65%	1.65%	4.04%	3.44%
Corporate securities	5.01%	5.19%	3.66%	3.96%	4.68%	6.19%	5.35%	4.79%
International securities	0.00%	0.00%	0.75%	1.88%	1.50%	0.00%	5.61%	3.12%
Collateralized mortgage obligations	5.06%	5.18%	4.73%	4.98%	4.31%	3.50%	0.00%	4.59%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.09%	4.79%	3.10%	4.03%	3.87%	3.93%	4.58%	4.05%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2013.  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

Federated National Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a)            In March 2013, a total of 100,000 shares were granted to employees, officers and directors of the Company pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”).  All of such shares are restricted shares under the 2012 Plan, are subject to vesting in an amount equal to 1/3 each year for beginning one year from the date of grant, and are non-transferable prior to vesting.  The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

Not applicable

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

Date: May 15, 2013

Index

Federated National Holding Company

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