Form 10-Q
period 2013-06-30
FEDERATED NATIONAL HOLDING CO
filed 2013-08-14
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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

Common Stock, $.01 par value –8,311,033 outstanding as of August 7, 2013

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2013	December 31, 2012
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$106,212	$101,755
Debt maturities, held to maturity, at amortized cost	7,265	7,359
Equity securities, available for sale, at fair value	30,507	20,982

Total investments	143,984	130,096

Cash and short term investments	49,313	21,143
Prepaid reinsurance premiums	540	7,045
Premiums receivable, net of allowance for credit losses of $88 and $69, respectively	19,639	8,023
Reinsurance recoverable, net	3,545	3,503
Deferred policy acquisition costs	13,199	8,479
Deferred income taxes, net	3,993	4,338
Income taxes receivable	234	39
Property, plant and equipment, net	906	564
Other assets	2,116	2,658

Total assets	$237,469	$185,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$48,884	$49,908
Unearned premiums	104,225	59,006
Premiums deposits and customer credit balances	3,082	2,458
Bank overdraft	6,047	5,987
Accounts payable and accrued expenses	6,087	2,624

Total liabilities	168,325	119,983

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 8,054,297 and 7,979,488, respectively	81	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	51,815	51,356
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	2,616	4,067
Total accumulated other comprehensive income	2,616	4,067
Retained earnings	14,632	10,402
Total shareholders' equity	69,144	65,905
Total liabilities and shareholders' equity	$237,469	$185,888

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$70,307	$33,071	$116,134	$64,345
Gross premiums ceded	(25,409)	(11,727)	(28,244)	(13,585)

Net premiums written	44,898	21,344	87,890	50,760

Increase (decrease) in prepaid reinsurance premiums	10,466	269	552	(9,581)
Increase in unearned premiums	(30,932)	(6,920)	(45,218)	(13,668)

Net change in prepaid reinsurance premiums and unearned premiums	(20,466)	(6,651)	(44,666)	(23,249)

Net premiums earned	24,432	14,693	43,224	27,511
Commission income	844	396	1,351	701
Finance revenue	198	127	343	241
Managing general agent fees	1,007	561	1,697	1,095
Net investment income	788	935	1,582	1,896
Net realized investment gains (losses)	887	(218)	1,700	(228)
Other income	20	329	152	349

Total revenue	28,176	16,823	50,049	31,565

Expenses:
Losses and LAE	12,819	7,136	22,147	12,864
Operating and underwriting expenses	3,927	2,371	6,655	4,781
Salaries and wages	2,333	1,995	4,666	4,206
Policy acquisition costs - amortization	5,042	2,981	8,794	5,729

Total expenses	24,121	14,483	42,262	27,580

Income before provision for income tax expense	4,055	2,340	7,787	3,985
Provision for income tax expense	1,511	918	2,908	1,491

Net income	$2,544	$1,422	$4,879	$2,494

Net income per share - basic	$0.32	$0.18	$0.61	$0.31

Net income per share - diluted	$0.31	$0.18	$0.60	$0.31

Weighted average number of common shares outstanding - basic	8,019,887	7,947,252	8,001,513	7,946,820

Weighted average number of common shares outstanding - diluted	8,273,974	7,993,763	8,210,792	7,979,084

Dividends paid per share	$0.03	$-	$0.05	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June,		Six Months Ended June,
	2013	2012	2013	2012
	(Dollars in Thousands)		(Dollars in Thousands)

Net income	$2,544	$1,422	$4,879	$2,494

Change in net unrealized (losses) gains on investments available for sale	(3,512)	1,140	(2,327)	3,023

Comprehensive (loss) income before tax	(968)	2,562	2,552	5,517

Income tax benefit (expense) related to items of other comprehensive (loss) income	1,321	(430)	875	(1,138)

Comprehensive income	$353	$2,132	$3,427	$4,379

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$4,879	$2,494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium discount, net	731	681
Depreciation and amortization of property plant and equipment, net	121	96
Net realized investment (gains) losses	(1,700)	228
Non-cash impairment recognition	-	44
Recovery for credit losses, net	-	(8)
(Recovery) provision for uncollectible premiums receivable	(19)	14
Non-cash compensation	108	95
Changes in operating assets and liabilities:
Premiums receivable	(11,597)	(2,492)
Prepaid reinsurance premiums	6,506	5,920
Reinsurance recoverable, net	(42)	390
Income taxes recoverable	(195)	-
Deferred income tax expense, net of other comprehensive income	1,221	1,369
Policy acquisition costs, net of amortization	(4,719)	(1,718)
Other assets	542	158
Unpaid losses and LAE	(1,023)	(6,983)
Unearned premiums	45,215	13,668
Premium deposits and customer credit balances	624	(559)
Income taxes payable	-	(39)
Bank overdraft	60	(2,082)
Accounts payable and accrued expenses	3,463	(980)
Net cash provided by operating activities	44,175	10,296
Cash flow used by investing activities:
Proceeds from sale of investment securities	64,354	42,808
Purchases of investment securities available for sale	(79,600)	(46,871)
Purchases of property and equipment	(462)	(60)
Net cash used by investing activities	(15,708)	(4,123)
Cash flow (used) provided by financing activities:
Exercised stock options	$293	$4
Dividends paid	(648)	-
Tax benefit related to non-cash compensation	58	48
Net cash (used ) provided by financing activities	(297)	52
Net increase in cash and short term investments	28,170	6,225
Cash and short term investments at beginning of period	21,143	15,205
Cash and short term investments at end of period	$49,313	$21,430

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2013	2012
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,870	$-
Non-cash investing and finance activities:
Accrued dividends payable	$245	$-

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

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states.  We market and distribute our own and third-party insurers’ products and our other services through a network of agents.

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

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to no more than 35% of its entire homeowners’ book. As of June 30, 2013, the Company had approximately 18.4% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended June 30, 2013, 89.1%, 3.9%, 2.6% and 4.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2012, 85.5%, 7.7%, 4.4% and 2.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the six months ended June 30, 2013, 88.0%, 4.7%, 2.7% and 4.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2012, 86.1%, 7.7%, 3.9% and 2.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of operations and cash flows for the periods presented.

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

We believe that there were no significant changes in those critical accounting policies and estimates during the three months ended June 30, 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2013 and December 31, 2012. Changes in interest rates subsequent to June 30, 2013 and December 31, 2012 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2013 and December 31, 2012 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11: Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, and there is diversity in practice in the presentation of unrecognized tax benefit in those instances.  The objective of the amendments in this ASU is to eliminate that diversity in practice.  The ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carryforward exists at the operating date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted.  The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date and   retrospective application is permitted.  The adoption of the amendments in this ASU will not have a material impact on our financial condition, results of operations or cash flows.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In February 2013, the FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety in net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of these amendments will not have a material impact on our financial condition, results of operations or cash flows.

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the six months ended June 30, 2013 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

During December 2012, the Company was assessed $0.8 million by FIGA relating to the failures of Florida domestic property and casualty insurance companies. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $4.0 million and $4.3 million as of June 30, 2013 and December 31, 2012, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At June 30, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2013	193
2014	392
2015	400
2016	408
2017	156
Total	$1,549

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

Total investments increased $13.9 million, or 10.7%, to $144.0 million as of June 30, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of June 30, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the six months ended June 30, 2013.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended June 30, 2013, whereas we charged $44,000 of net realized investment losses to operations during the three and six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2013, 72% of our debt portfolio was in diverse industries and 28% was in United States government bonds. As of June 30, 2013, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of June 30, 2013 and December 31, 2012, we have classified $7.3 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

 During the three and six months ended June 30, 2013 and 2012, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of June 30, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,094	18.12%	$27,392	21.06%
Obligations of states and political subdivisions	3,434	2.38%	3,939	3.03%
Corporate	73,570	51.11%	67,313	51.74%
International	3,114	2.16%	3,111	2.39%
	106,212	73.77%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,183	3.60%	6,016	4.62%
Corporate	2,002	1.39%	1,203	0.92%
International	80	0.06%	140	0.11%
	7,265	5.05%	7,359	5.65%
Total debt securities	113,477	78.82%	109,114	83.87%

Equity securities, at market:	30,507	21.18%	20,982	16.13%
Total investments	$143,984	100.00%	$130,096	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$260	$8,134	$315	$11,548
Equity securities	973	3,365	144	1,015
Total realized gains	1,233	11,499	459	12,563

Debt securities	(91)	6,555	(109)	4,371
Equity securities	(255)	955	(568)	3,725
Total realized losses	(346)	7,510	(677)	8,096

Net realized gains (losses) on investments	$887	$19,009	$(218)	$20,659

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,393	$30,735	$548	$18,044
Equity securities	1,162	4,444	660	4,088
Total realized gains	2,555	35,179	1,208	22,132

Debt securities	(500)	23,031	(315)	9,413
Equity securities	(355)	1,578	(1,121)	5,391
Total realized losses	(855)	24,609	(1,436)	14,804

Net realized gains (losses) on investments	$1,700	$59,788	$(228)	$36,936

Net realized investment gains totaled $1.7 million for the six months ended June 30, 2013, compared with net realized losses of $0.2 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, the investment committee decided to shorten the duration of the bond portfolio by approximately two years to prepare for the eventuality of rising interest rates over the next several years.  This decision generated approximately $0.9 million in realized gains.  Our equity asset managers make periodic sales from our equity portfolio; these sales generated approximately $0.8 million in realized gains.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at June 30, 2013 and December 31, 2012 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
June 30, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,217	$222	$345	$26,094
Obligations of states and political subdivisions	3,420	60	46	3,434
Corporate	73,131	1,338	899	73,570
International	3,166	3	55	3,114
	$105,934	$1,623	$1,345	$106,212

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,183	$74	$279	$4,978
Corporate	2,002	18	19	2,001
International	80	-	2	78
	$7,265	$92	$300	$7,057

Equity securities - common stocks	$26,591	$4,702	$786	$30,507

December 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,825	$632	$65	$27,392
Obligations of states and political subdivisions	3,738	202	1	3,939
Corporate	63,553	3,794	34	67,313
International	3,005	107	1	3,111
	$97,121	$4,735	$101	$101,755

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,016	$149	$12	$6,153
Corporate	1,203	61	2	1,262
International	140	-	1	139
	$7,359	$210	$15	$7,554

Equity securities - common stocks	$19,095	$2,505	$618	$20,982

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of June 30, 2013.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$345	$345	$-
Obligations of states and political subdivisions	46	46	-
Corporate	899	899	-
International	55	55	-
	1,345	1,345	-
Equity securities:
Common stocks	786	425	361

Total debt and equity securities	$2,131	$1,770	$361

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

Below is a summary of debt securities at June 30, 2013 and December 31, 2012, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$3,383	$3,406	$2,925	$2,944
Due after one through five years	73,100	73,437	49,826	51,523
Due after five through ten years	35,985	35,670	35,070	37,182
Due after ten years	731	756	16,659	17,660

Total	$113,199	$113,269	$104,480	$109,309

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $62,992 and $2,194,465, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of June 30, 2013, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $63,481 and $2,193,300, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2012, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$654	$850
Dividends on equity securities	132	84
Interest on cash and cash equivalents	2	1

Total investment income	$788	$935

Net realized gains (losses)	$887	$(218)

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended June 30, 2013 and 2012, were approximately $20.2 million and $24.6 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$1,369	$1,724
Dividends on equity securities	211	166
Interest on cash and cash equivalents	2	6

Total investment income	$1,582	$1,896

Net realized gains (losses)	$1,700	$(228)

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the six months ended June 30, 2013 and 2012, were approximately $64.4 million and $42.8 million, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized gains (losses) and unrealized investment gains during the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$169	$206
Equity securities	718	(424)

Total	$887	$(218)

Net unrealized gains
Debt securities	$277	$3,991
Equity securities	3,917	436

Total	$4,194	$4,427

The table below sets forth a summary of net realized gains (losses) and unrealized investment gains during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$893	$233
Equity securities	807	(461)

Total	$1,700	$(228)

Net unrealized gains
Debt securities	$277	$3,991
Equity securities	3,917	436

Total	$4,194	$4,427

(6) Fair Value Disclosure

In April 2009, the FASB issued accounting guidance that if an entity determines that either the volume and/or level of activity for an investment security has significantly decreased (from normal conditions for that investment security) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. This guidance was applied prospectively. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

In October 2008, the FASB issued accounting guidance to clarify the application of GAAP in determining fair value of financial instruments in a market that is not active. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of this guidance did not have a material effect on our financial position, results of operations, cash flows.

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

Assets measured at fair value on a recurring basis as of June 30, 2013, presented in accordance with this guidance, are as follows.

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$17,415	$8,679	$-	$26,094
Obligations of states and political subdivisions	-	3,434	-	3,434
Corporate	67,983	5,587	-	73,570
International	-	3,114	-	3,114
	85,398	20,814	-	106,212

Equity securities:
Common stocks	30,507	-	-	30,507
	30,507	-	-	30,507

Total debt and equity securities	$115,905	$20,814	$-	$136,719

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

For the 2013–2014 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $562.9 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $420.6 million, with the Company retaining the first $7.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $304.1 million, or 54.0% of the $562.9 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2013-2014 hurricane season, inclusive of approximately $21.4 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $59.6 million.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The 2013-2014 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating		S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
Everest Reinsurance Company	A+			A+
Odyssey Reinsurance Company	A			A-

BERMUDA
ACE Tempest Reinsurance Limited	A+			AA-
Allied World Assurance Company Limited, Bermuda	A			A
Arch Reinsurance Limited	A+			A+
Argo Reinsurance Limited	A			NR
Ariel Reinsurance Bermuda Ltd for and on Behalf of Ariel Syndicate 1910 (ARE)	A-			NR
DaVinci Reinsurance Ltd	A			A+
Endurance Specialty Insurance Limited	A			A
JC Re Ltd. (aka Pillar Capital and fka Juniperus & Actua Re Ltd.)	NR	*	**	NR
Partner Reinsurance Company Limited	A+			A+
Platinum Underwriters Bermuda Limited	A			A-
Renaissance Reinsurance Ltd	A+			AA-
S.A.C. Re, Ltd.	A-			NR
XL Re Limited	A			A

UNITED KINGDOM
A.F. Beazley Syndicate No. 623 (AFB)	A			A+
A.F. Beazley Syndicate No. 2623 (AFB)	A			A+
Amlin Syndicate No. 2001 (AML)	A			A+
Ariel Syndicate No. 1910 (ARE)	A			A+
ARK Syndicate No. 3902 (NOA)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Canopius Syndicate No. 958 (CNP)	A			A+
Canopius Syndicate No. 4444 (CNP)	A			A+
Cathederal Syndicate No. 2010 (MMX)	A			A+
Kiln Syndicate No. 510 (KLN)	A			A+
Liberty Syndicates Services Limited, Paris for and on behalf of Lloyd's Syndicate No. 4472 (LIB)	NR			A+
MAP Underwriting Syndicate No. 2791 (MAP)	A			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
Pembroke Syndicate No. 4000 (PEM)	A			A+
Tokio Marine Kiln Syndicate No. 1880 (TMK)	A			A+

EUROPE
Amlin Bermuda (Branch of Amlin AG)	A			A
SCOR Global P&C SE	A			A

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

The estimated cost to the Company for the excess of loss reinsurance products for the 2012-2013 hurricane season, inclusive of approximately $9.6 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $41.6 million.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

To date, we have made no claims asserted against our reinsurers in connection with the 2013–2014 and 2012–2013 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million as of June 30, 2013 and December 31, 2012.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Six Months	Year Ended
	Ended June 30,	December 31,
	2013	2012
	(Dollars in Thousands)
Balance at January 1	$49,908	$59,983
Less reinsurance recoverables	(3,503)	(2,088)
Net balance at January 1	$46,405	$57,895

Incurred related to
Current year	$22,013	$31,636
Prior years	134	(1,427)
Total incurred	$22,147	$30,209

Paid related to
Current year	$7,241	$15,892
Prior years	15,972	25,807
Total paid	$23,213	$41,699

Net balance at period end	$45,339	$46,405
Plus reinsurance recoverables	3,545	3,503
Balance at period end	$48,884	$49,908

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $0.1 million for the six months ended June 30, 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2012.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

(9) Stock Compensation Plans

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of June 30, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 53,500 and 78,500 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of June 30, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 617,122 and 702,597 shares, respectively.

During the three and six months ended June 30, 2012, a total 181,500 options were granted from the 2002 Plan.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option and incentive plans for the period from January 1, 2011 to June 30, 2013 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12	-	$-
Granted	-	$-	179,000	$2.45	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29	-	$-
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	100,000	$5.54
Exercised	-	$-	(74,809)	$3.92	-	$-
Cancelled	(25,000)	$11.15	(10,666)	$3.68	(500)	$5.54
Outstanding at June 30, 2013	53,500	$13.46	617,122	$5.35	99,500	$5.54

Options outstanding as of June 30, 2013 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

June 30, 2013	52,800	$13.46	330,655	$5.35
December 31, 2013	700	$13.46	73,254	$5.35
December 31, 2014	-	$13.46	138,313	$5.35
December 31, 2015	-	$13.46	74,900	$5.35
December 31, 2016	-	$13.46	-	$5.35
December 31, 2017	-	$13.46	-	$5.35
Thereafter	-	$13.46	-	$5.35
Total options exercisable	53,500		617,122

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2013 are lower by approximately $88,000 and $55,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2012 are lower by approximately $70,000 and $44,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2013 are lower by approximately $155,000 and $96,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2012 are lower by approximately $128,000 and $80,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended June 30, 2013 would have been $0.33 and $0.32, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.32 and $0.31, respectively. Basic and diluted earnings per share for the three months ended June 30, 2012 would have been $0.19, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.18.

Basic and diluted earnings per share for the six months ended June 30, 2013 would have been $0.62 and $0.61, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.61 and $0.60, respectively. Basic and diluted earnings per share for the six months ended June 30, 2012 would have been $0.32, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.31.

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

 The fair value of options granted is estimated on the date of grant using the following assumptions.

	June 30, 2013	June 30, 2012
Dividend yield	N/A	N/A
Expected volatility	N/A	39.79
Risk-free interest rate	N/A	0.28
Expected life (in years)	N/A	4.45

Summary information about the Company’s stock option plans at June 30, 2013 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	June 30, 2013	Periods in Years	Exercise Price	June 30, 2013
1998 Plan	$8.67 - $16.59	53,500	0.34	$13.46	52,800
2002 Plan	$2.45 - $13.24	617,122	5.34	$5.35	330,655

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2013, there were no preferred shares issued or outstanding and there were 8,054,297 shares of common stock outstanding.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2013 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states. We market and distribute our own and third-party insurers’ products and our other services through a network of agents.

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

Our Subsidiaries

During the three months ended June 30, 2013, 89.1%, 3.9%, 2.6% and 4.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2012, 85.5%, 7.7%, 4.4% and 2.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the six months ended June 30, 2013, 88.0%, 4.7%, 2.7% and 4.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2012, 86.1%, 7.7%, 3.9% and 2.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

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

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee to earn amounts varying between 2% and 4%, which we anticipate will return to 6% at an unknown future date with approval from the Florida OIR. A formal agreement reflecting this fee modification was executed during January 2011.

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

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

Index
Federated National Holding Company

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended June 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of June 30, 2013 Compared with December 31, 2012

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

Total investments increased $13.9 million, or 10.7%, to $144.0 million as of June 30, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 95% of total investments as of June 30, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the six months ended June 30, 2013.

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

Index
Federated National Holding Company

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. In connection with this process, we have not charged net realized losses to operations during the three months ended June 30, 2013, whereas we charged $44,000 of net realized investment losses to operations during the three and six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2013, 72% of our debt portfolio was in diverse industries and 28% was in United States government bonds. As of June 30, 2013, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of June 30, 2013 and December 31, 2012, we have classified $7.3 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three and six months ended June 30, 2013 and 2012, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of June 30, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

Below is a summary of net unrealized gains and losses as of June 30, 2013 and December 31, 2012, by category.

	Unrealized Gains and (Losses)
	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(123)	$567
Obligations of states and political subdivisions	14	201
Corporate	438	3,760
International	(52)	106
	277	4,634

Equity securities:
Common stocks	3,917	1,887

Total debt and equity securities	$4,194	$6,521

The net unrealized gain of $4.2 million is inclusive of $2.1 million of unrealized losses. The $2.1 million of unrealized losses is inclusive of unrealized losses of $1.3 million and $0.8 million from debt and equity securities, respectively.

Index
Federated National Holding Company

The $1.3 million of unrealized losses from debt securities are made up of $0.9 million losses from corporate bonds, $0.3 million from United State government obligations and $0.1 million from municipal and international bonds. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The $0.8 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of June 30, 2013. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The following table summarizes, by type, our investments as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,094	18.12%	$27,392	21.06%
Obligations of states and political subdivisions	3,434	2.38%	3,939	3.03%
Corporate	73,570	51.11%	67,313	51.74%
International	3,114	2.16%	3,111	2.39%
	106,212	73.77%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,183	3.60%	6,016	4.62%
Corporate	2,002	1.39%	1,203	0.92%
International	80	0.06%	140	0.11%
	7,265	5.05%	7,359	5.65%
Total debt securities	113,477	78.82%	109,114	83.87%

Equity securities, at market:	30,507	21.18%	20,982	16.13%
Total investments	$143,984	100.00%	$130,096	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $28.2 million, or 133.2%, to $49.3 million as of June 30, 2013, compared with $21.1 million as of December 31, 2012. The increase in cash and short-term investments is for a planned reinsurance payment.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $6.5 million, or 92.3%, to $0.5 million as of June 30, 2013, compared with $7.0 million as of December 31, 2012 due to the amortization of our payment patterns. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $11.6 million, or 144.8%, to $19.6 million as of June 30, 2013, compared with $8.0 million as of December 31, 2012.

Our homeowners’ insurance premiums receivable increased $9.9 million, or 165.5%, to $15.8 million as of June 30, 2013, compared with $6.0 million as of December 31, 2012.

Our commercial general liability insurance premiums receivable increased $0.2 million, or 43.2%, to $0.7 million as of June 30, 2013, compared with $0.5 million as of December 31, 2012.

Index
Federated National Holding Company

Premiums receivable in connection with our automobile line of business increased $1.6 million, or 95.5%, to $3.2 million as of June 30, 2013, compared with $1.6 million as of December 31, 2012.

Our allowance for credit losses remained unchanged at less than $0.1 million as of June 30, 2013, compared with $0.1 million as of December 31, 2012.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, remained unchanged at $3.5 million as of June 30, 2013 compared with December 31, 2012. The lack of change is due to the payment patterns by our reinsurers, as influenced by catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $4.7 million, or 55.7%, to $13.2 million as of June 30, 2013, compared with $8.5 million as of December 31, 2012. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $0.3 million, or 8.0%, to $4.0 million as of June 30, 2013, compared with $4.3 million as of December 31, 2012. Deferred income taxes, net, is comprised of approximately $7.4 million and $6.5 million of deferred tax assets, net of approximately $3.4 million and $2.2 million of deferred tax liabilities as of June 30, 2013 and December 31, 2012. The change to our deferred tax assets includes a decrease related to our available-for-sale portfolio. The change to our deferred tax liabilities includes an increase related to our increased deferred policy acquisition costs.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.3 million, or 60.5%, to $0.9 million as of June 30, 2013, compared with $0.6 million as of December 31, 2012. The change is due to primarily to investments in information technology.

Other Assets

Other assets decreased $0.6 million, or 20.4%, to $2.1 million as of June 30, 2013, compared with $2.7 million as of December 31, 2012. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Accrued interest income receivable	$926	$966
Deposits	274	249
Prepaid expenses	710	478
Receivable for investments sold	-	598
Other	206	367
Total	$2,116	$2,658

Index
Federated National Holding Company

Unpaid Losses and LAE

Unpaid losses and LAE decreased $1.0 million, or 2.1%, to $48.9 million as of June 30, 2013, compared with $49.9 million as of December 31, 2012. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,981	$4,814	$13,795	$8,276	$6,637	$14,913
Commercial General Liability	3,638	18,473	22,111	2,956	22,310	25,266
Automobile	6,011	6,967	12,978	3,643	6,086	9,729
Total	$18,630	$30,254	$48,884	$14,875	$35,033	$49,908

Please see “Results of Operations - Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $45.2 million, or 76.6%, to $104.2 million as of June 30, 2013, compared with $59.0 million as of December 31, 2012. The change was due to a $43.4 million increase in unearned homeowners’ insurance premiums, a $0.4 million increase in unearned flood insurance premiums, a $0.6 million increase in unearned commercial general liability premiums, and a $0.8 million increase in unearned automobile insurance premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $0.6 million, or 25.4%, to $3.1 million as of June 30, 2013, compared with $2.5 million as of December 31, 2012. Premium deposits are monies received on policies not yet in-force as of June 30, 2013.

Bank Overdraft

Bank overdraft remained unchanged at $6.0 million  as of June 30, 2013 compared with December 31, 2012. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $3.5 million, or 132.0%, to $6.1 million as of June 30, 2013, compared with $2.6 million as of December 31, 2012. The increase is due to a payable in connection with investments purchased but not yet settled at June 30, 2013 and also includes increases to premium taxes, commissions, payroll and dividends payable.

Index
Federated National Holding Company

Results of Operations
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Gross Premiums Written

Gross premiums written increased $37.2 million, or 112.6%, to $70.3 million for the three months ended June 30, 2013, compared with $33.1 million for the three months ended June 30, 2012. The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Three Months Ended June 30,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$62,634	89.09%	$28,283	85.52%
Commercial General Liability	2,736	3.89%	2,533	7.66%
Federal Flood	1,821	2.59%	1,452	4.39%
Automobile	3,116	4.43%	803	2.43%
Gross written premiums	$70,307	100.00%	$33,071	100.00%

The increase in the sale of homeowners’ policies by $34.3 million, or 121.5%, to $62.6 million for the three months ended June 30, 2013, compared with $28.3 million for the three months ended June 30, 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2013, 78.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $124.4 million (a 45.5% reduction of in-force premium), while 68.4% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $45.9 million, (a 33.5 % reduction of in-force premium), as of June 30, 2012.

During the three months ended June 30, 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $43.4 million and $7.7 million, respectively. Our number of in-force homeowners’ policies increased by approximately 16,900 or 25.0%, to approximately 83,900 as of June 30, 2013, compared with approximately 67,000 as of March 31, 2013.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.2 million, or 8.0%, to $2.7 million for the three months ended June 30, 2013, compared with $2.5 million for the three months ended June 30, 2012.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$30	1.08%	$25	0.99%
Florida	2,518	92.05%	2,342	92.46%
Louisiana	39	1.42%	53	2.09%
Texas	149	5.45%	113	4.46%
Total	$2,736	100.00%	$2,533	100.00%

The Company’s sale of auto insurance policies increased $2.3 million, or 288.1%, to $3.1 million for the three months ended June 30, 2013, compared with $0.8 million for the three months ended June 30, 2012.

Index
Federated National Holding Company

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

Gross Premiums Ceded

Gross premiums ceded increased $13.7 million, or 116.7%, to $25.4 million for the three months ended June 30, 2013, compared with $11.7 million for the three months ended June 30, 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $21.7 million, $1.8 million, $0.1 million and $1.8 million for the three months ended June 30, 2013, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $9.6 million, $1.4 million, $0.1 million and $0.6 million for the three months ended June 30, 2012, respectively. The increased homeowner's gross premiums ceded is due to our increased participation in the FHCF.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $10.5 million for the three months ended June 30, 2013, compared with $0.3 million for the three months ended June 30, 2012. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $30.9 million for the three months ended June 30, 2013, compared with $6.9 million for the three months ended June 30, 2012. The increased charge to written premium was due to a $30.2 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned commercial general liability premiums and a $0.4 million increase in unearned flood premiums during the three months ended June 30, 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $9.7 million, or 66.3%, to $24.4 million for the three months ended June 30, 2013, compared with $14.7 million for the three months ended June 30, 2012. The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$20,718	84.80%	$12,244	83.33%
Commercial General Liability	2,343	9.59%	2,280	15.52%
Automobile	1,371	5.61%	169	1.15%
Net premiums earned	$24,432	100.00%	$14,693	100.00%

Index
Federated National Holding Company

The $8.5 million increase in homeowners’ net premiums earned is due to a $34.4 million increase in gross written premium, a $12.1 million increase in gross premiums ceded and a $13.8 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $1.2 million increase in automobile net premiums earned is a result of a $2.3 million increase in gross written premium, a $1.2 million increase in gross premiums ceded and a $0.1 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.4 million, or 113.4%, to $0.8 million for the three months ended June 30, 2013, compared with $0.4 million for the three months ended June 30, 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Managing General Agent Fees

Managing general agent fees increased $0.4 million, or 79.4%, to $1.0 million for the three months ended June 30, 2013, compared with $0.6 million for the three months ended June 30, 2012. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.1 million, or 15.7%, to $0.8 million for the three months ended June 30, 2013, compared with $0.9 million for the three months ended June 30, 2012.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.7% and 2.0%, respectively, for the three months ended June 30, 2013. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.8%, respectively, for the three months ended June 30, 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.0% and 2.3%, respectively, for the three months ended June 30, 2013. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.7% and 2.9%, respectively, for the three months ended June 30, 2012.

See also “Analysis of Financial Condition as of June 30, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains (Losses)

Net realized investment gains totaled $0.9 million for the three months ended June 30, 2013, compared with net realized losses of $0.2 million during the three months ended June 30, 2012.

From time to time, our equity managers, at their discretion, make periodic sales from the portfolio and during the three months ended June 30, 2013, the majority of the realized gains is from these equity sales.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. Pursuant to FASB issued guidance, we have charged no realized investment losses to operations during the three months ended June 30, 2013. During the three months ended June 30, 2012, we did not mark any investments to market value pursuant to guidelines prescribed in FASB issued guidance.

Index
Federated National Holding Company

The table below depicts the net realized investment gains (losses) by investment category during the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Realized gains:
Debt securities	$260	$315
Equity securities	973	144
Total realized gains	1,233	459

Realized losses:
Debt securities	(91)	(109)
Equity securities	(255)	(568)
Total realized losses	(346)	(677)
Net realized gains (losses) on investments	$887	$(218)

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

Losses and LAE increased $5.7 million, or 79.6%, to $12.8 million for the three months ended June 30, 2013, compared with $7.1 million for the three months ended June 30, 2012. The overall change includes a $1.8 million increase in our homeowners’ program, a $2.0 million increase in our commercial general liability program and a $1.9 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,981	$4,814	$13,795	$8,276	$6,637	$14,913
Commercial General Liability	3,638	18,473	22,111	2,956	22,310	25,266
Automobile	6,011	6,967	12,978	3,643	6,086	9,729
Total	$18,630	$30,254	$48,884	$14,875	$35,033	$49,908

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

Index
Federated National Holding Company

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.3 million during the three months ended June 30, 2013.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended June 30, 2013 was 52.5% compared with 48.6% for the same period in 2012. The unfavorable increase to our loss ratio is due to the $5.7 million increase in losses and LAE measured against the $9.7 million increase in net premium earned during the three months ended June 30, 2013 as compared with the same period in 2012.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.5 million, or 65.6%, to $3.9 million for the three months ended June 30, 2013, compared with $2.4 million for the three months ended June 30, 2012. The change is primarily due to a $0.8 million increase in premium tax expense and a $0.2 million increase in surveys and underwriting reports, both of which are in correlation to the increase in gross written premiums during this same period.

Salaries and Wages

Salaries and wages increased $0.3 million, or 16.9%, to $2.3 million for the three months ended June 30, 2013, compared with $2.0 million for the three months ended June 30, 2012. The change is due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $88,000 during the three months ended June 30, 2013 compared with approximately $70,000 for the three months ended June 30, 2012.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $2.0 million, or 69.1%, to $5.0 million for the three months ended June 30, 2013, compared with $3.0 million for the three months ended June 30, 2012, which corresponds to the increase in net premiums earned during this same period.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $1.5 million for the three months ended June 30, 2013, compared with $0.9 million for the three months ended June 30, 2012. The effective rate for income taxes was 37.3% for the three months ended June 30, 2013, compared with 39.2% for the three months ended June 30, 2012.

Net Income

Net income increased $1.1 million, or 78.9%, to $2.5 million for the three months ended June 30, 2013, compared with $1.4 million for the three months ended June 30, 2012.

Index
Federated National Holding Company

Results of Operations
Six Months Ended June, 2013 Compared with Six Months Ended June 30, 2012

Gross Premiums Written

Gross premiums written increased $51.8 million, or 80.5%, to $116.1 million for the six months ended June 30, 2013, compared with $64.3 million for the six months ended June 30, 2012. The following table denotes gross premiums written by major product line. This increase reflected primarily an increase in the sale of homeowners’ policies.

	Six Months Ended June 30,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$102,277	88.06%	$55,369	86.05%
Commercial General Liability	5,420	4.67%	4,953	7.70%
Federal Flood	3,095	2.67%	2,531	3.93%
Automobile	5,342	4.60%	1,492	2.32%
Gross written premiums	$116,134	100.00%	$64,345	100.00%

The increase in the sale of homeowners’ policies by $46.9 million, or 84.7%, to $102.3 million for the six months ended June 30, 2013, compared with $55.4 million for the six months ended June 30, 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2013, 78.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $124.4 million (a 45.5% reduction of in-force premium), while 68.4% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $45.9 million, (a 33.5 % reduction of in-force premium), as of June 30, 2012.

During the six months ended June 30, 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $63.4 million and $14.4 million, respectively. Our number of in-force homeowners’ policies increased by approximately 22,800 or 37.0%, to approximately 83,900 as of June 30, 2013, compared with approximately 61,100 as of December 31, 2012.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.4 million, or 9.4%, to $5.4 million for the six months ended June 30, 2013, compared with $5.0 million for the six months ended June 30, 2012.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$52	0.95%	$32	0.65%
Florida	5,019	92.61%	4,615	93.17%
Louisiana	81	1.49%	98	1.98%
Texas	268	4.95%	208	4.20%
Total	$5,420	100.00%	$4,953	100.00%

The Company’s sale of auto insurance policies increased $3.8 million, or 258.0%, to $5.3 million for the six months ended June 30, 2013, compared with $1.5 million for the six months ended June 30, 2012.

Index
Federated National Holding Company

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

Gross Premiums Ceded

Gross premiums ceded increased $14.6 million, or 107.9%, to $28.2 million for the six months ended June 30, 2013, compared with $13.6 million for the six months ended June 30, 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $21.8 million, $3.1 million, $0.2 million and $3.1 million for the six months ended June 30, 2013, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $9.6 million, $2.5 million, $0.3 million and $1.2 million for the six months ended June 30, 2012, respectively. The increased homeowner's gross premiums ceded is due to our increased participation in the FHCF.
Increase (Decrease) in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $0.6 million for the six months ended June 30, 2013, compared with a decrease of $9.6 million for the six months ended June 30, 2012. The benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $45.2 million for the six months ended June 30, 2013, compared with $13.7 million for the six months ended June 30, 2012. The increased charge to written premium was due to a $43.5 million increase in unearned homeowners’ insurance premiums, a $0.6 million increase in unearned commercial general liability premiums, a $0.3 million increase in unearned flood premiums and a $0.8 million increase in unearned automobile premiums during the six months ended June 30, 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $15.7 million, or 57.1%, to $43.2 million for the six months ended June 30, 2013, compared with $27.5 million for the six months ended June 30, 2012. The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$36,425	84.27%	$22,545	81.95%
Commercial General Liability	4,580	10.60%	4,624	16.81%
Automobile	2,219	5.13%	342	1.24%
Net premiums earned	$43,224	100.00%	$27,511	100.00%

Index
Federated National Holding Company

The $13.9 million increase in homeowners’ net premiums earned is due to a $46.9 million increase in gross written premium, a $12.2 million increase in gross premiums ceded and a $20.8 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $1.8 million increase in automobile net premiums earned is a result of a $3.8 million increase in gross written premium, a $1.9 million increase in gross premiums ceded and a $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.7 million, or 92.8%, to $1.4 million for the six months ended June 30, 2013, compared with $0.7 million for the six months ended June 30, 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Managing General Agent Fees

Managing general agent fees increased $0.6 million, or 54.9%, to $1.7 million for the six months ended June 30, 2013, compared with $1.1 million for the six months ended June 30, 2012. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.3 million, or 16.6%, to $1.6 million for the six months ended June 30, 2013, compared with $1.9 million for the six months ended June 30, 2012.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.9% and 2.1%, respectively, for the six months ended June 30, 2013. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.9%, respectively, for the six months ended June 30, 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.4%, respectively, for the six months ended June 30, 2013. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.7% and 3.0%, respectively, for the six months ended June 30, 2012.

See also “Analysis of Financial Condition as of June 30, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains (Losses)

Net realized investment gains totaled $1.7 million for the six months ended June 30, 2013, compared with net realized losses of $0.2 million during the six months ended June 30, 2012.

During the six months ended June 30, 2013, the investment committee decided to shorten the duration of the bond portfolio by approximately two years to prepare for the eventuality of rising interest rates over the next several years.  This decision generated approximately $0.9 million in realized gains.  Our equity asset managers make periodic sales from our equity portfolio; these sales generated approximately $0.8 million in realized gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. Pursuant to FASB issued guidance, we have charged no realized investment losses to operations during the six months ended June 30, 2013, as compared with approximately $44,000 during the six months ended June 30, 2012.

Index
Federated National Holding Company

The table below depicts the net realized investment gains (losses) by investment category during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,393	$548
Equity securities	1,162	660
Total realized gains	2,555	1,208

Realized losses:
Debt securities	(500)	(315)
Equity securities	(355)	(1,121)
Total realized losses	(855)	(1,436)
Net realized gains (losses) on investments	$1,700	$(228)

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

Losses and LAE increased $9.2 million, or 72.2%, to $22.1 million for the six months ended June 30, 2013, compared with $12.9 million for the six months ended June 30, 2012. The overall change includes a $4.6 million increase in our homeowners’ program, a $2.4 million increase in our commercial general liability program and a $2.2 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$8,981	$4,814	$13,795	$8,276	$6,637	$14,913
Commercial General Liability	3,638	18,473	22,111	2,956	22,310	25,266
Automobile	6,011	6,967	12,978	3,643	6,086	9,729
Total	$18,630	$30,254	$48,884	$14,875	$35,033	$49,908

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

Index
Federated National Holding Company

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were decreased by approximately $1.0 million during the six months ended June 30, 2013.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six months ended June 30, 2013 was 51.2% compared with 46.8% for the same period in 2012. The unfavorable increase to our loss ratio is due to the $9.3 million increase in losses and LAE measured against the $15.7 million increase in net premium earned during the six months ended June 30, 2013 as compared with the same period in 2012.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.9 million, or 39.1%, to $6.7 million for the six months ended June 30, 2013, compared with $4.8 million for the six months ended June 30, 2012. The change is primarily due to a $1.1 million increase in premium tax expense and a $0.3 million increase in surveys and underwriting reports, both of which are in correlation to the increase in gross written premiums during this same period.

Salaries and Wages

Salaries and wages increased $0.5 million, or 10.9%, to $4.7 million for the six months ended June 30, 2013, compared with $4.2 million for the six months ended June 30, 2012. The change is due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $155,000 during the six months ended June 30, 2013 compared with approximately $128,000 for the six months ended June 30, 2012.

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $3.1 million, or 53.5%, to $8.8 million for the six months ended June 30, 2013, compared with $5.7 million for the six months ended June 30, 2012, which corresponds to the increase in net premiums earned during this same period.

Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $2.9 million for the six months ended June 30, 2013, compared with a $1.5 million for the six months ended June 30, 2012. The effective rate for income taxes remained unchanged at 37.4% for the six months ended June 30, 2013, compared with the six months ended June 30, 2012.

Net Income

Net income increased $2.4 million, or 95.6%, to $4.9 million for the six months ended June 30, 2013, compared with $2.5 million for the six months ended June 30, 2012.

Index
Federated National Holding Company

Liquidity and Capital Resources

During the six months ended June 30, 2013, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, increased accounts payable and accrued expenses, decreased deferred income tax expense, amortization of investment premium discount, net, increased premium deposits and customer credit balances and decreased other assets. Additional sources of capital included exercised stock options, depreciation and amortization, non-cash compensation,  increased bank overdraft and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the six months ended June 30, 2013 and 2012, operations provided net operating cash flow of $44.2 million and $10.3 million, respectively.

During the six months ended June 30, 2013, operations generated $63.5 million of gross cash flow, due to a $45.2 million increase in unearned premiums, a $6.5 million decrease in prepaid reinsurance premiums, a $3.5 million increase in accounts payable and accrued expenses, a $1.2 million decrease in deferred income tax expense, $0.7 million of amortization of investment premium discount, net, a $0.6 million increase in premium deposits and customer credit balances and a $0.6 million decrease in other assets. Additional sources of cash included $0.1 million depreciation and amortization, $0.1 million non-cash compensation and a $0.1 million increase in bank overdraft, all in conjunction with $4.9 million of net income.

During the six months ended June 30, 2013, operations used $19.3 million of gross cash flow, due to a $11.6 million increase in premiums receivable, a $4.7 million increase in policy acquisition costs and $1.7 million in net realized investment gains. Additional uses of cash included a $1.0 million decrease in unpaid losses and LAE, a $0.2 million increase in income tax recoverable and a $0.1 million increase in reinsurance recoverable, net.

During the six months ended June 30, 2013 and 2012, net cash used by investing activities was $15.7 million and $4.1 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June, 2013, investing activities generated $64.4 million and used $80.1 million.

During the six months ended June 30, 2013 and 2012, net financing activities used and provided $0.3 million and less than $0.1 million, respectively. In 2013, the use of cash in connection with financing activities was $0.6 million for dividends paid, and the source of cash was $0.3 million from exercised stock options.

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

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

Index
Federated National Holding Company

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2013, approximately 79% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 94% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$26,094	18.12%	$27,392	21.06%
Obligations of states and political subdivisions	3,434	2.38%	3,939	3.03%
Corporate	73,570	51.11%	67,313	51.74%
International	3,114	2.16%	3,111	2.39%
	106,212	73.77%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,183	3.60%	6,016	4.62%
Corporate	2,002	1.39%	1,203	0.92%
International	80	0.06%	140	0.11%
	7,265	5.05%	7,359	5.65%
Total debt securities	113,477	78.82%	109,114	83.87%

Equity securities, at market:	30,507	21.18%	20,982	16.13%
Total investments	$143,984	100.00%	$130,096	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June 30, 2013 and December 31, 2012, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	June 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$9,541	8.41%	$10,967	10.05%
AA	38,476	33.90%	38,733	35.50%
A	36,220	31.92%	31,774	29.12%
BBB	29,240	25.77%	27,640	25.33%
Not rated	-	0.00%	-	0.00%
	$113,477	100.00%	$109,114	100.00%

The following table summarizes, by maturity, the debt securities as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$3,401	3.00%	$2,938	2.70%
One year to five years	73,436	64.71%	51,439	47.14%
Five years to 10 years	35,884	31.62%	37,111	34.01%
More than 10 years	756	0.67%	17,626	16.15%
Total debt securities	$113,477	100.00%	$109,114	100.00%

At June 30, 2013, the weighted average maturity of the debt portfolio was approximately 3.7 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of June 30, 2013 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

									Carrying
	2013	2014	2015	2016	2017	2018	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$495	$3,493	$415	$1,577	$5,982	$10,144	$22,106	$22,024
Obligations of states and political subdivisions	250	-	-	195	350	125	2,365	3,285	3,434
Corporate securities	243	3,879	8,632	13,524	12,217	6,845	19,450	64,790	69,984
International securities	-	-	290	1,810	280	-	734	3,114	3,195
Collateralized mortgage obligations	60	559	2,685	3,367	3,535	3,574	172	13,952	14,840
Equity securities, at market	-	-	-	-	-	-	-	-	30,507
All investments	$553	$4,933	$15,100	$19,311	$17,959	$16,526	$32,865	$107,247	$143,984

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	1.75%	0.27%	2.18%	0.52%	0.96%	1.58%	1.14%
Obligations of states and political subdivisions	1.96%	0.00%	0.00%	1.60%	1.66%	1.65%	4.20%	3.51%
Corporate securities	5.53%	4.92%	3.59%	3.86%	4.61%	5.28%	5.18%	4.58%
International securities	0.00%	0.00%	0.75%	1.67%	1.50%	0.00%	5.10%	2.38%
Collateralized mortgage obligations	4.68%	5.25%	4.70%	5.50%	4.65%	3.94%	4.00%	4.70%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.82%	4.64%	2.96%	3.88%	4.15%	3.40%	3.99%	3.79%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2013. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a) None

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurer. *

10.3	Underlying Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.4
Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013).+

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2013

Index
Federated National Holding Company

EXHIBIT INDEX

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurer. *

10.3	Underlying Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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