Form 10-Q
period 2013-09-30
FEDERATED NATIONAL HOLDING CO
filed 2013-11-06
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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

800-293-2532
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

Common Stock, $.01 par value –8,325,856 outstanding as of October 29, 2013

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2013	December 31, 2012
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$126,013	$101,755
Debt maturities, held to maturity, at amortized cost	7,295	7,359
Equity securities, available for sale, at fair value	34,734	20,982

Total investments	168,042	130,096

Cash and short term investments	46,994	21,143
Prepaid reinsurance premiums	1,707	7,045
Premiums receivable, net of allowance for credit losses of $103 and $69, respectively	20,110	8,023
Reinsurance recoverable, net	2,684	3,503
Deferred policy acquisition costs	14,360	8,479
Deferred income taxes, net	852	4,338
Income taxes receivable	868	39
Property, plant and equipment, net	915	564
Other assets	2,488	2,658

Total assets	$259,020	$185,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$51,950	$49,908
Unearned premiums	116,988	59,006
Premiums deposits and customer credit balances	3,841	2,458
Bank overdraft	4,809	5,987
Accounts payable and accrued expenses	7,409	2,624

Total liabilities	184,997	119,983

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 8,073,025 and 7,979,488, respectively	81	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	52,009	51,356
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	4,273	4,067
Total accumulated other comprehensive income	4,273	4,067
Retained earnings	17,660	10,402
Total shareholders' equity	74,023	65,905
Total liabilities and shareholders' equity	$259,020	$185,888

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands except EPS and share and dividend data)		(Dollars in Thousands except EPS and share and dividend data)
Revenue:
Gross premiums written	$61,489	$25,338	$177,623	$89,683
Gross premiums ceded	(49,936)	(35,733)	(78,180)	(49,318)

Net premiums written	11,553	(10,395)	99,443	40,365

Increase in prepaid reinsurance premiums	29,318	22,797	29,870	13,218
(Increase) decrease in unearned premiums	(12,762)	2,686	(57,980)	(10,983)

Net change in prepaid reinsurance premiums and unearned premiums	16,556	25,483	(28,110)	2,235

Net premiums earned	28,109	15,088	71,333	42,600
Commission income	637	400	1,989	1,101
Finance revenue	241	122	584	363
Managing general agent fees	884	435	2,580	1,529
Net investment income	800	953	2,382	2,849
Net realized investment gains (losses)	780	145	2,480	(83)
Other income	466	118	618	468

Total revenue	31,917	17,261	81,966	48,827

Expenses:
Losses and LAE	14,436	8,049	36,583	20,913
Operating and underwriting expenses	3,411	2,047	10,066	6,829
Salaries and wages	2,709	2,079	7,375	6,285
Policy acquisition costs - amortization	6,576	3,983	15,370	9,712

Total expenses	27,132	16,158	69,394	43,739

Income before provision for income tax expense	4,785	1,103	12,572	5,088
Provision for income tax expense	1,504	353	4,411	1,844

Net income	$3,281	$750	$8,161	$3,244

Net income per share - basic	$0.41	$0.09	$1.02	$0.40

Net income per share - diluted	$0.39	$0.09	$0.99	$0.40

Weighted average number of common shares outstanding - basic	8,066,773	7,948,716	8,023,505	7,947,459

Weighted average number of common shares outstanding - diluted	8,345,924	8,042,356	8,260,435	8,008,470

Dividends paid per share	$0.03	$-	$0.08	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands)		(Dollars in Thousands)

Net income	$3,281	$750	$8,161	$3,244

Change in net unrealized gains on investments available for sale	2,658	3,180	331	6,203

Comprehensive income before tax	5,939	3,930	8,492	9,447

Income tax expense related to items of other comprehensive income	(1,000)	(1,196)	(125)	(2,334)

Comprehensive income	$4,939	$2,734	$8,367	$7,113

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$8,161	$3,244
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium discount, net	1,135	1,035
Depreciation and amortization of property plant and equipment, net	190	146
Net realized investment (gains) losses	(2,480)	83
Non-cash impairment recognition	-	44
Recovery for credit losses, net	-	(12)
(Recovery) provision for uncollectible premiums receivable	(34)	9
Non-cash compensation	188	140
Changes in operating assets and liabilities:
Premiums receivable	(12,053)	(2,530)
Prepaid reinsurance premiums	5,339	2,952
Reinsurance recoverable, net	818	(118)
Income taxes recoverable	(829)	(70)
Deferred income tax expense, net of other comprehensive income	3,361	1,796
Policy acquisition costs, net of amortization	(5,881)	(766)
Other assets	171	427
Unpaid losses and LAE	2,042	(8,805)
Unearned premiums	57,981	10,983
Premium deposits and customer credit balances	1,383	(749)
Income taxes payable	-	(77)
Bank overdraft	(1,177)	(1,702)
Accounts payable and accrued expenses	4,785	211
Net cash provided by operating activities	63,100	6,241
Cash flow used by investing activities:
Proceeds from sale of investment securities	93,079	60,711
Purchases of investment securities available for sale	(129,349)	(71,234)
Purchases of property and equipment	(542)	(81)
Net cash used by investing activities	(36,812)	(10,604)
Cash flow (used) provided by financing activities:
Exercised stock options	$358	$16
Dividends paid	(903)	-
Tax benefit related to non-cash compensation	108	77
Net cash (used ) provided by financing activities	(437)	93
Net increase (decrease) in cash and short term investments	25,851	(4,270)
Cash and short term investments at beginning of period	21,143	15,205
Cash and short term investments at end of period	$46,994	$10,935

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2013	2012
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,870	$165
Non-cash investing and finance activities:
Accrued dividends payable	$250	$-

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,400 independent agents, of which approximately 1,700 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Arkansas, Kentucky, Missouri, Nevada, Oklahoma, South Carolina and Tennessee and can underwrite commercial general liability insurance in all of these states. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to no more than 35% of its entire homeowners’ book. As of September 30, 2013, the Company had approximately 18.2% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended September 30, 2013, 88.0%, 4.2%, 2.9% and 4.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2013, 20.1% of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc., an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. This network of agents began writing for FNIC in March of this year. During the three months ended September 30, 2012, 81.1%, 9.4%, 6.2% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the nine months ended September 30, 2013, 88.0%, 4.5%, 2.8% and 4.7% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2012, 84.6%, 8.2%, 4.6% and 2.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of operations and cash flows for the periods presented.

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

We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2013 and December 31, 2012. Changes in interest rates subsequent to September 30, 2013 and December 31, 2012 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2013 and December 31, 2012 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11: Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, and there is diversity in practice in the presentation of unrecognized tax benefit in those instances.  The objective of the amendments in this ASU is to eliminate that diversity in practice.  The ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carryforward exists at the operating date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and early adoption is permitted.  The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date and   retrospective application is permitted.  The adoption of the amendments in this ASU did not have a material impact on our financial condition, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08: Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC Topic 350, Intangibles – Goodwill and Other. The guidance in this ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on our financial condition, results of operations or cash flows.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the nine months ended September 30, 2013 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

(C) Operational Matters

The Company’s consolidated federal and state income tax returns for 2010 - 2012 are open for review by the Internal Revenue Service (“IRS”) and various state taxing authorities. The Company’s 2011 federal tax return is currently under review by the IRS. The 2012 federal and state income tax returns were filed by the extended due date in the third quarter of 2013. The 2005 and 2006 income tax returns and net operating loss carry-back from tax year 2009 were reviewed by the Joint Committee on Taxation. The Joint Committee on Taxation completed its consideration in September 2011 and took no exception to the conclusions reached by the IRS regarding the net operating loss carry-back.

The Company has recorded a net deferred tax asset of $0.9 million and $4.3 million as of September 30, 2013 and December 31, 2012, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At September 30, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2013	96
2014	392
2015	400
2016	408
2017	156
Total	$1,452

Index
Federated National Holding Company
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

Total investments increased $37.9 million, or 29.2%, to $168.0 million as of September 30, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 96% of total investments as of September 30, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the nine months ended September 30, 2013.

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

In connection with this process, we have not charged net realized losses to operations during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012, whereas we have charged $44,000 of net realized investment losses to operations during the nine months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of September 30, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2013, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of September 30, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of September 30, 2013 and December 31, 2012, we have classified $7.3 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended September 30, 2013, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During the nine months ended September 30, 2013, we re-classified $0.1 million of our bond portfolio between available-for-sale and held-to-maturity. During the three and nine months ended September 30, 2012 respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of September 30, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

 (A) Debt and Equity Securities

The following table summarizes, by type, our investments as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$23,745	14.13%	$27,392	21.06%
Obligations of states and political subdivisions	23,677	14.09%	3,939	3.03%
Corporate	75,201	44.75%	67,313	51.74%
International	3,390	2.02%	3,111	2.39%
	126,013	74.99%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,150	3.07%	6,016	4.62%
Corporate	2,036	1.21%	1,203	0.92%
International	109	0.06%	140	0.11%
	7,295	4.34%	7,359	5.65%
Total debt securities	133,308	79.33%	109,114	83.87%

Equity securities, at market:	34,734	20.67%	20,982	16.13%
Total investments	$168,042	100.00%	$130,096	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$202	$6,183	$410	$9,716
Equity securities	1,274	5,619	145	1,349
Total realized gains	1,476	11,802	555	11,065

Debt securities	(421)	14,462	(56)	1,637
Equity securities	(275)	1,471	(354)	682
Total realized losses	(696)	15,933	(410)	2,319

Net realized gains on investments	$780	$27,735	$145	$13,384

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,595	$36,918	$958	$27,760
Equity securities	2,437	10,063	805	5,437
Total realized gains	4,032	46,981	1,763	33,197

Debt securities	(922)	37,493	(371)	11,050
Equity securities	(630)	3,049	(1,475)	6,073
Total realized losses	(1,552)	40,542	(1,846)	17,123

Net realized gains (losses) on investments	$2,480	$87,523	$(83)	$50,320

Net realized investment gains totaled $2.5 million for the nine months ended September 30, 2013, compared with net realized losses of $0.1 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the investment committee decided to shorten the duration of the bond portfolio by approximately two years and shifted $5.0 million from the equity to the bond portfolio. This decision generated approximately $0.7 million in realized gains.  Our equity asset managers make periodic sales from our equity portfolio; these sales along with the shift between the equity and bond portfolios generated approximately $1.8 million in realized gains.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at September 30, 2013 and December 31, 2012 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
September 30, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$23,713	$227	$195	$23,745
Obligations of states and political subdivisions	23,537	192	52	23,677
Corporate	74,541	1,277	617	75,201
International	3,407	6	23	3,390
	$125,198	$1,702	$887	$126,013

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$5,150	$72	$255	$4,967
Corporate	2,036	22	13	2,045
International	109	-	1	108
	$7,295	$94	$269	$7,120

Equity securities - common stocks	$28,697	$6,433	$396	$34,734

December 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,825	$632	$65	$27,392
Obligations of states and political subdivisions	3,738	202	1	3,939
Corporate	63,553	3,794	34	67,313
International	3,005	107	1	3,111
	$97,121	$4,735	$101	$101,755

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,016	$149	$12	$6,153
Corporate	1,203	61	2	1,262
International	140	-	1	139
	$7,359	$210	$15	$7,554

Equity securities - common stocks	$19,095	$2,505	$618	$20,982

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of September 30, 2013.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$195	$189	$6
Obligations of states and political subdivisions	52	52	-
Corporate	617	617	-
International	23	23	-
	887	881	6
Equity securities:
Common stocks	396	250	146

Total debt and equity securities	$1,283	$1,131	$152

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

Below is a summary of debt securities at September 30, 2013 and December 31, 2012, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$4,651	$4,689	$2,925	$2,944
Due after one through five years	81,448	82,071	49,826	51,523
Due after five through ten years	45,663	45,626	35,070	37,182
Due after ten years	731	747	16,659	17,660

Total	$132,493	$133,133	$104,480	$109,309

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $62,744 and $2,198,829, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of September 30, 2013, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $63,481 and $2,193,300, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2012, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$691	$839
Dividends on equity securities	108	113
Interest on cash and cash equivalents	1	1

Total investment income	$800	$953

Net realized gains	$780	$145

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended September 30, 2013 and 2012, were approximately $28.7 million and $17.9 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$2,059	$2,563
Dividends on equity securities	320	279
Interest on cash and cash equivalents	3	7

Total investment income	$2,382	$2,849

Net realized gains (losses)	$2,480	$(83)

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the nine months ended September 30, 2013 and 2012, were approximately $93.1 million and $60.7 million, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

            The table below sets forth a summary of net realized gains and unrealized investment gains during the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Net realized gains
Debt securities	$(219)	$354
Equity securities	999	(209)

Total	$780	$145

Net unrealized gains
Debt securities	$814	$5,682
Equity securities	6,038	1,928

Total	$6,852	$7,610

The table below sets forth a summary of net realized gains (losses) and unrealized investment gains during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$673	$587
Equity securities	1,807	(670)

Total	$2,480	$(83)

Net unrealized gains
Debt securities	$814	$5,682
Equity securities	6,038	1,928

Total	$6,852	$7,610

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

In October 2008, the FASB issued accounting guidance to clarify the application of GAAP in determining fair value of financial instruments in a market that is not active. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

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

Assets measured at fair value on a recurring basis as of September 30, 2013, presented in accordance with this guidance, are as follows.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$15,468	$8,277	$-	$23,745
Obligations of states and political subdivisions	-	23,677	-	23,677
Corporate	67,351	7,850	-	75,201
International	-	3,390	-	3,390
	82,819	43,194	-	126,013

Equity securities:
Common stocks	34,734	-	-	34,734
	34,734	-	-	34,734

Total debt and equity securities	$117,553	$43,194	$-	$160,747

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

For the 2013–2014 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $558.3 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $416.0 million, with the Company retaining the first $7.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $273.7 million, or 49.0% of the $558.3 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2013-2014 hurricane season, inclusive of approximately $21.4 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $67.6 million.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The 2013-2014 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) rating are listed in the table as follows.

Reinsurer	A.M. Best Rating			S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
Everest Reinsurance Company	A+			A+
Houston Casualty Company, UK Branch	A			A+
Odyssey Reinsurance Company	A			A-

BERMUDA
ACE Tempest Reinsurance Limited	A+			AA-
Allied World Assurance Company Limited, Bermuda	A			A
Arch Reinsurance Limited	A+			A+
Argo Reinsurance Limited	A			NR
Ariel Reinsurance Bermuda Ltd for and on Behalf of Ariel Syndicate 1910 (ARE)	A-			NR
DaVinci Reinsurance Ltd	A			A+
Endurance Specialty Insurance Limited	A			A
JC Re Ltd. (aka Pillar Capital and fka Juniperus & Actua Re Ltd.)	NR	*	**	NR
Partner Reinsurance Company Limited	A+			A+
Platinum Underwriters Bermuda Limited	A			A-
Renaissance Reinsurance Ltd	A+			AA-
S.A.C. Re, Ltd.	A-			NR
XL Re Limited	A			A

UNITED KINGDOM
A.F. Beazley Syndicate No. 623 (AFB)	A			A+
A.F. Beazley Syndicate No. 2623 (AFB)	A			A+
Amlin Syndicate No. 2001 (AML)	A			A+
Ariel Syndicate No. 1910 (ARE)	A			A+
ARK Syndicate No. 3902 (NOA)	A			A+
Ascot Syndicate No. 1414 (ASC)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Canopius Syndicate No. 958 (CNP)	A			A+
Canopius Syndicate No. 4444 (CNP)	A			A+
Cathederal Syndicate No. 2010 (MMX)	A			A+
Kiln Syndicate No. 510 (KLN)	A			A+
Liberty Syndicates Services Limited, Paris for and on behalf of Lloyd's Syndicate No. 4472 (LIB)	NR			A+
MAP Underwriting Syndicate No. 2791 (MAP)	A			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
Pembroke Syndicate No. 4000 (PEM)	A			A+
Tokio Marine Kiln Syndicate No. 1880 (TMK)	A			A+

EUROPE
Amlin Bermuda (Branch of Amlin AG)	A			A
SCOR Global P&C SE	A			A

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

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2013 change to total limits was an increase of $8.6 billion of total insured value or 25.4% and the change to reinsurance premiums was an increase of $7.9 million or 13.3%. The September 30, 2012 change to total limits was an increase of $2.1 billion of total limits or 12.6% and the change to reinsurance premiums was an increase of $2.4 million or 3.0%. These adjustments are amortized over the remaining underlying policy term.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

To date, we have made no claims asserted against our reinsurers in connection with the 2013–2014 and 2012–2013 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million as of September 30, 2013 and December 31, 2012.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2013	2012
	(Dollars in Thousands)
Balance at January 1	$49,908	$59,983
Less reinsurance recoverables	(3,503)	(2,088)
Net balance at January 1	$46,405	$57,895

Incurred related to
Current year	$35,791	$31,636
Prior years	792	(1,427)
Total incurred	$36,583	$30,209

Paid related to
Current year	$14,426	$15,892
Prior years	19,296	25,807
Total paid	$33,722	$41,699

Net balance at period end	$49,266	$46,405
Plus reinsurance recoverables	2,684	3,503
Balance at period end	$51,950	$49,908

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

As a result of our review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $0.8 million for the nine months ended September 30, 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2012.

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

(9) Stock Compensation Plans

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of September 30, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 38,500 and 78,500 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of September 30, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 598,061 and 702,597 shares, respectively.

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

On August 5, 2013, a total of 150,000 restricted shares from the 2012 Plan were granted pursuant to the vesting requirements and other terms and conditions set forth in restricted stock agreements. Of the total, 100,000 shares were granted to the Company's Chief Executive Officer and President and 50,000 shares were granted to the Company's Chief Financial Officer.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option and incentive plans for the period from January 1, 2011 to September 30, 2013 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12	-	$-
Granted	-	$-	179,000	$2.45	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29	-	$-
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	-	$-	(93,537)	$3.83	-	$-
Cancelled	(40,000)	$11.18	(10,999)	$3.64	(500)	$5.54
Outstanding at September 30, 2013	38,500	$14.34	598,061	$5.41	249,500	$5.54

Options outstanding as of September 30, 2013 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

September 30, 2013	38,500	$14.34	383,682	$5.41
December 31, 2013	-	$14.34	1,333	$5.41
December 31, 2014	-	$14.34	138,146	$5.41
December 31, 2015	-	$14.34	74,900	$5.41
December 31, 2016	-	$14.34	-	$5.41
December 31, 2017	-	$14.34	-	$5.41
Thereafter	-	$14.34	-	$5.41
Total options exercisable	38,500		598,061

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2013 are lower by approximately $132,000 and $82,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2012 are lower by approximately $73,000 and $45,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the nine months ended September 30, 2013 are lower by approximately $287,000 and $179,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the nine months ended September 30, 2012 are lower by approximately $201,000 and $125,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended September 30, 2013 would have been $0.42 and $0.40, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.41 and $0.39, respectively. Basic and diluted earnings per share for the three months ended September 30, 2012 would have been $0.10, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.09.

Basic and diluted earnings per share for the nine months ended September 30, 2013 would have been $1.04 and $1.01, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.02 and $0.99, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2012 would have been $0.42, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.40.

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

 The fair value of options granted is estimated on the date of grant using the following assumptions.

	September 30, 2013	September 30, 2012
Dividend yield	N/A	N/A
Expected volatility	N/A	39.79%
Risk-free interest rate	N/A	0.28%
Expected life (in years)	N/A	4.45

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Summary information about the Company’s stock option plans at September 30, 2013 is as follows.

			Weighted Average	Weighted
	Range of	Outstanding at	Contractual	Average	Exercisable at
	Exercise Price	September 30, 2013	Periods in Years	Exercise Price	September 30, 2013
1998 Plan	$8.67 - $16.59	38,500	0.17	$14.34	38,500
2002 Plan	$2.45 - $13.24	598,061	5.05	$5.41	383,682

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2013, there were no preferred shares issued or outstanding and there were 8,073,025 shares of common stock outstanding.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state insurance regulator for authority to write specific lines of insurance in that state.  Through contractual relationships with a network of approximately 3,400 independent agents, of which approximately 1,700 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Arkansas, Kentucky, Missouri, Nevada, Oklahoma, South Carolina and Tennessee and can underwrite commercial general liability insurance in all of these states. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We have entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) in response to correspondence received from Federated Mutual’s counsel alleging that our use of the name “Federated” infringed certain federal trademarks held by Federated Mutual.  Although we believe that we have meritorious defenses to this allegation, we sought to avoid litigation and therefore negotiated and entered into the Coexistence Agreement.  Under the Coexistence Agreement, among other things, we may continue to use “Federated” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  During this period, we continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Merger of FNIC and American Vehicle

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. See Note 1, Organization and Business”. References to the historical activities of American Vehicle are appropriately identified throughout this document.

Our Subsidiaries

During the three months ended September 30, 2013, 88.0%, 4.2%, 2.9% and 4.9% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2013, 20.1% of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc., an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. This network of agents began writing for FNIC in March of this year. During the three months ended September 30, 2012, 81.1%, 9.4%, 6.2% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the nine months ended September 30, 2013, 88.0%, 4.5%, 2.8% and 4.7% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2012, 84.6%, 8.2%, 4.6% and 2.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

Index
Federated National Holding Company

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

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”). Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house Litigation Manager to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

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

In Florida, more than 100 companies are authorized to underwrite homeowners’ insurance. Several of our competitors include Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

In May 2013, SB 1770 was signed by the Governor of Florida and passed during the 2013 legislative session. This bill is intended to reform Citizens by reducing its insurance policy count and establishing the Property Insurance Clearinghouse (“Clearinghouse”). The Clearinghouse, scheduled to launch in January 2014, will make new business ineligible for Citizens if a participating insurance company is willing to afford similar coverage at a price that is no more than 15% above the price of a policy with Citizens. Similarly, existing Citizens policies will not be eligible for renewal with Citizens if a participating insurance company is willing to afford similar coverage at no additional cost over the price for a Citizens policy. This will allow potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. FNIC intends to be a participating insurance company in the Clearinghouse.

Index
Federated National Holding Company

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended September 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of September 30, 2013 Compared with December 31, 2012

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

Total investments increased $37.9 million, or 29.2%, to $168.0 million as of September 30, 2013, compared with $130.1 million as of December 31, 2012.

The debt and equity securities that are available for sale and carried at fair value represent 96% of total investments as of September 30, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during the nine months ended September 30, 2013.

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
Federated National Holding Company

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

In connection with this process, we have not charged net realized losses to operations during the three and nine months ended September 30, 2013 or the three months ended September 30, 2012, whereas we have charged $44,000 of net realized investment losses to operations during the nine months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of September 30, 2013 and December 31, 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2013, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of September 30, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

As of September 30, 2013 and December 31, 2012, we have classified $7.3 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended September 30, 2013, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During the nine months ended September 30, 2013, we re-classified $0.1 million of our bond portfolio between available-for-sale and held-to-maturity. During the three and nine months ended September 30, 2012 respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of September 30, 2013 and December 31, 2012 respectively, the amount held in trust was $1.0 million.

Index
Federated National Holding Company

Below is a summary of net unrealized gains and losses as of September 30, 2013 and December 31, 2012, by category.

	Unrealized Gains and (Losses)
	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$32	$567
Obligations of states and political subdivisions	139	201
Corporate	660	3,760
International	(17)	106
	814	4,634

Equity securities:
Common stocks	6,038	1,887

Total debt and equity securities	$6,852	$6,521

The net unrealized gain of $6.9 million is inclusive of $1.3 million of unrealized losses. The $1.3 million of unrealized losses is inclusive of unrealized losses of $0.9 million and $0.4 million from debt and equity securities, respectively.

The $0.9 million of unrealized losses from debt securities are made up of $0.7 million losses from corporate bonds, $0.2 million from United State government obligations. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The $0.4 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of September 30, 2013. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The following table summarizes, by type, our investments as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$23,745	14.13%	$27,392	21.06%
Obligations of states and political subdivisions	23,677	14.09%	3,939	3.03%
Corporate	75,201	44.75%	67,313	51.74%
International	3,390	2.02%	3,111	2.39%
	126,013	74.99%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,150	3.07%	6,016	4.62%
Corporate	2,036	1.21%	1,203	0.92%
International	109	0.06%	140	0.11%
	7,295	4.34%	7,359	5.65%
Total debt securities	133,308	79.33%	109,114	83.87%

Equity securities, at market:	34,734	20.67%	20,982	16.13%
Total investments	$168,042	100.00%	$130,096	100.00%

Index
Federated National Holding Company

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $25.9 million, or 122.3%, to $47.0 million as of September 30, 2013, compared with $21.1 million as of December 31, 2012. The increase in cash and short-term investments is for a planned reinsurance payment.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $5.3 million, or 75.8%, to $1.7 million as of September 30, 2013, compared with $7.0 million as of December 31, 2012 due to the amortization of our payment patterns. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $12.1 million, or 150.7%, to $20.1 million as of September 30, 2013, compared with $8.0 million as of December 31, 2012.

Our homeowners’ insurance premiums receivable increased $10.5 million, or 177.0%, to $16.5 million as of September 30, 2013, compared with $6.0 million as of December 31, 2012.

Our commercial general liability insurance premiums receivable increased $0.1 million, or 30.1%, to $0.6 million as of September 30, 2013, compared with $0.5 million as of December 31, 2012.

Premiums receivable in connection with our automobile line of business increased $1.5 million, or 87.2%, to $3.1 million as of September 30, 2013, compared with $1.6 million as of December 31, 2012.

Our allowance for credit losses remained unchanged at $0.1 million as of September 30, 2013, compared with $0.1 million as of December 31, 2012.

Reinsurance Recoverable, Net

            Reinsurance recoverable, net, decreased $0.8 million, or 23.4%, to $2.7 million as of September 30, 2013, compared with $3.5 million as of December 31, 2012. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $5.9 million, or 69.4%, to $14.4 million as of September 30, 2013, compared with $8.5 million as of December 31, 2012. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $3.4 million, or 80.3%, to $0.9 million as of September 30, 2013, compared with $4.3 million as of December 31, 2012. Deferred income taxes, net, is comprised of approximately $5.1 million and $6.5 million of deferred tax assets, net of approximately $4.2 million and $2.2 million of deferred tax liabilities as of September 30, 2013 and December 31, 2012.

The $1.4 million decrease to our deferred tax assets includes a $2.4 million decrease related to our federal net operating loss carryforward, a $2.1 million increase related to discounted unearned premiums and a $1.1 million net decrease related to other items. The $2.0 million increase to our deferred tax liabilities includes a $2.2 million increase related to our deferred policy acquisition costs.

Income Taxes Receivable

Income taxes receivable increased to $0.9 million as of September 30, 2013, compared with nearly nothing as of December 31, 2012.The balance is due to estimated tax payments made in excess of the related accrued liability.

Index
Federated National Holding Company

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.3 million, or 62.3%, to $0.9 million as of September 30, 2013, compared with $0.6 million as of December 31, 2012. The change is due to primarily to investments in information technology.

Other Assets

Other assets decreased $0.2 million, or 6.4%, to $2.5 million as of September 30, 2013, compared with $2.7 million as of December 31, 2012. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)

Accrued interest income receivable	$1,115	$966
Deposits	320	249
Prepaid expenses	738	478
Receivable for investments sold	-	598
Other	315	367
Total	$2,488	$2,658

Unpaid Losses and LAE

Unpaid losses and LAE increased $2.1 million, or 4.1%, to $52.0 million as of September 30, 2013, compared with $49.9 million as of December 31, 2012. The composition of unpaid losses and LAE by product line is as follows.

		September 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,722	$12,729	$22,451	$8,276	$6,637	$14,913
Commercial General Liability	3,649	12,858	16,507	2,956	22,310	25,266
Automobile	8,216	4,776	12,992	3,643	6,086	9,729
Total	$21,587	$30,363	$51,950	$14,875	$35,033	$49,908

Please see “Results of Operations - Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $58.0 million, or 98.3%, to $117.0 million as of September 30, 2013, compared with $59.0 million as of December 31, 2012. The change was due to a $56.0 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood insurance premiums, a $0.7 million increase in unearned commercial general liability premiums, and a $0.6 million increase in unearned automobile insurance premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $1.3 million, or 56.3%, to $3.8 million as of September 30, 2013, compared with $2.5 million as of December 31, 2012. Premium deposits are monies received on policies not yet in-force as of September 30, 2013.

Index
Federated National Holding Company

Bank Overdraft

Bank overdraft decreased $1.2 million, or 19.7%, to $4.8 million as of September 30, 2013, compared with $6.0 million as of December 31, 2012. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $4.8 million, or 182.4%, to $7.4 million as of September 30, 2013, compared with $2.6 million as of December 31, 2012. The $4.8 million change includes increases of $2.0 million for investments purchased,  $1.5 million for premium taxes, $0.8 million for commissions, $0.3 million for dividends and $0.2 million for other items.

Results of Operations
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Gross Premiums Written

Gross premiums written increased $36.2 million, or 142.7%, to $61.5 million for the three months ended September 30, 2013, compared with $25.3 million for the three months ended September 30, 2012. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2013 period is primarily due to the increase in the sale of homeowners’ policies. During 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended September 30,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$54,101	87.98%	$20,564	81.16%
Commercial General Liability	2,598	4.23%	2,377	9.38%
Federal Flood	1,794	2.92%	1,559	6.15%
Automobile	2,996	4.87%	838	3.31%
Gross written premiums	$61,489	100.00%	$25,338	100.00%

The increase in the sale of homeowners’ policies by $33.5 million, or 163.1%, to $54.1 million for the three months ended September 30, 2013, compared with $20.6 million for the three months ended September 30, 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2013, 80.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $170.8 million (a 48.4% reduction of in-force premium), while 70.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $52.2 million, (a 34.8 % reduction of in-force premium), as of September 30, 2012.

During the three months ended September 30, 2013, $10.9 million, or 20.1% of the $54.1 million of homeowners’ premiums we underwrote, were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $10.9 million of homeowners’ premiums produced under this agreement with ISA represents 32.4% of the total increase in the sale of homeowners’ policies during the three months ended September 30, 2013, compared with the three months ended September 30, 2012.This network of agents began writing for FNIC in March of this year.

During the three months ended September 30, 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $46.4 million and $6.3 million, respectively. Our number of in-force homeowners’ policies increased by approximately 14,900 or 18.0%, to approximately 98,800 as of September 30, 2013, compared with approximately 83,900 as of June 30, 2013.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.2 million, or 9.3%, to $2.6 million for the three months ended September 30, 2013, compared with $2.4 million for the three months ended September 30, 2012.

Index
Federated National Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$21	0.81%	$8	0.34%
Florida	2,376	91.45%	2,184	91.88%
Louisiana	43	1.66%	72	3.03%
Texas	158	6.08%	113	4.75%
Total	$2,598	100.00%	$2,377	100.00%

The Company’s sale of auto insurance policies increased $2.2 million, or 257.5%, to $3.0 million for the three months ended September 30, 2013, compared with $0.8 million for the three months ended September 30, 2012.

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

Gross Premiums Ceded

Gross premiums ceded increased $14.2 million, or 39.7%, to $49.9 million for the three months ended September 30, 2013, compared with $35.7 million for the three months ended September 30, 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $46.3 million, $1.8 million, $0.1 million and $1.7 million for the three months ended September 30, 2013, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $33.6 million, $1.6 million, $0.1 million and $0.4 million for the three months ended September 30, 2012, respectively. The increased homeowners’ gross premiums ceded is due to an additional 87.5% of reinsurance coverage purchased for the 2013-2014 season as compared with the 2012-2013 season.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $29.3 million for the three months ended September 30, 2013, compared with $22.8 million for the three months ended September 30, 2012. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

(Increase) Decrease in Unearned Premiums

The increase in unearned premiums was $12.8 million for the three months ended September 30, 2013, compared with a decrease of $2.7 million for the three months ended September 30, 2012. The increased charge to written premium was due to a $12.6 million increase in unearned homeowners’ insurance premiums, a $0.3 million increase in unearned flood premiums, a $0.1 million increase in unearned commercial general liability premiums and a $0.2 million decrease in unearned automobile premiums during the three months ended September 30, 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index
Federated National Holding Company

Net Premiums Earned

Net premiums earned increased $13.0 million, or 86.3%, to $28.1 million for the three months ended September 30, 2013, compared with $15.1 million for the three months ended September 30, 2012. The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$24,344	86.60%	$12,558	83.24%
Commercial General Liability	2,403	8.55%	2,292	15.19%
Automobile	1,362	4.85%	238	1.57%
Net premiums earned	$28,109	100.00%	$15,088	100.00%

The $11.8 million increase in homeowners’ net premiums earned is due to a $33.4 million increase in gross written premium, a $12.6 million increase in gross premiums ceded and a $9.0 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.1 million increase in commercial general liability net premiums earned is a result of a $0.2 million increase in gross written premium and a $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $1.1 million increase in automobile net premiums earned is a result of a $2.2 million increase in gross written premium, a $1.3 million increase in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.2 million, or 59.3%, to $0.6 million for the three months ended September 30, 2013, compared with $0.4 million for the three months ended September 30, 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Managing General Agent Fees

Managing general agent fees increased $0.5 million, or 103.4%, to $0.9 million for the three months ended September 30, 2013, compared with $0.4 million for the three months ended September 30, 2012. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.2 million, or 16.1%, to $0.8 million for the three months ended September 30, 2013, compared with $1.0 million for the three months ended September 30, 2012.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.6% and 1.8%, respectively, for the three months ended September 30, 2013. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.4% and 2.7%, respectively, for the three months ended September 30, 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.0% and 2.2%, respectively, for the three months ended September 30, 2013. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.5% and 2.8%, respectively, for the three months ended September 30, 2012.

Index
Federated National Holding Company

See also “Analysis of Financial Condition as of September 30, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $0.8 million for the three months ended September 30, 2013, compared with $0.1 million during the three months ended September 30, 2012. During the three months ended September 30, 2013, the investment committee decided to shorten the duration of the bond portfolio by approximately two years and shifted $5.0 million from the equity to the bond portfolio. The decision to shorten the duration of the bond portfolio generated approximately $0.2 million of realized losses.  Our equity asset managers make periodic sales from our equity portfolio; these sales along with the shift between the equity and bond portfolios generated approximately $1.0 million in realized gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. Pursuant to FASB issued guidance, we have charged no realized investment losses to operations during the three months ended September 30, 2013 or the three months ended September 30, 2012.

The table below depicts the net realized investment gains by investment category during the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Realized gains:
Debt securities	$202	$410
Equity securities	1,274	145
Total realized gains	1,476	555

Realized losses:
Debt securities	(421)	(56)
Equity securities	(275)	(354)
Total realized losses	(696)	(410)
Net realized gains on investments	$780	$145

Other Income

Other income increased $0.4 million, or 293.5%, to $0.5 million for the three months ended September 30, 2013, compared with $0.1 million for the three months ended September 30, 2012. The $0.4 million during the three months ended September 30, 2013 primarily includes the partial recoupment of assessments previously expensed in connection with the Florida Insurance Guaranty Association (“FIGA”).

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

Losses and LAE increased $6.4 million, or 79.3%, to $14.4 million for the three months ended September 30, 2013, compared with $8.0 million for the three months ended September 30, 2012. The overall change includes an $11.2 million increase in our homeowners’ program, a $5.0 million decrease in our commercial general liability program and a $0.2 million increase in connection with our automobile program.

The $6.4 million, or 79.3% increase to losses and LAE for the three months ended September 30, 2013, compared with the three months ended September 30, 2012, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during 2013. The increase to losses and LAE was more than offset by the $13.0 million, or 86.3% increase to net premiums earned during this same period.

Index
Federated National Holding Company

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,722	$12,729	$22,451	$8,276	$6,637	$14,913
Commercial General Liability	3,649	12,858	16,507	2,956	22,310	25,266
Automobile	8,216	4,776	12,992	3,643	6,086	9,729
Total	$21,587	$30,363	$51,950	$14,875	$35,033	$49,908

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $3.1 million during the three months ended September 30, 2013.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended September 30, 2013 was 51.4% compared with 53.4% for the same period in 2012. The favorable decrease to our loss ratio is due to the $6.4 million increase in losses and LAE measured against the $13.0 million increase in net premium earned during the three months ended September 30, 2013 as compared with the same period in 2012.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.4 million, or 66.6%, to $3.4 million for the three months ended September 30, 2013, compared with $2.0 million for the three months ended September 30, 2012. The change is primarily due to a $0.8 million increase in premium tax expense, a $0.2 million increase in postage, a $0.1 million increase in surveys and underwriting reports and a $0.3 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $0.6 million, or 30.3%, to $2.7 million for the three months ended September 30, 2013, compared with $2.1 million for the three months ended September 30, 2012 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $132,000 during the three months ended September 30, 2013 compared with approximately $73,000 for the three months ended September 30, 2012.

Index
Federated National Holding Company

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $2.6 million, or 65.1%, to $6.6 million for the three months ended September 30, 2013, compared with $4.0 million for the three months ended September 30, 2012, which corresponds to the increase in net premiums earned during this same period. Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $1.5 million for the three months ended September 30, 2013, compared with $0.4 million for the three months ended September 30, 2012. The effective rate for income taxes was 31.4% for the three months ended September 30, 2013, compared with 32.0% for the three months ended September 30, 2012.

The effective rate for income taxes decreased to 31.4% for the three months ended September 30, 2013, compared with 37.3% for the three months ended June 30, 2013, because the third quarter annually includes the impact of the true-up associated with filing the prior year’s tax return.

Net Income

Net income increased $2.5 million, or 337.4%, to $3.3 million for the three months ended September 30, 2013, compared with $0.8 million for the three months ended September 30, 2012.

Results of Operations
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Gross Premiums Written

Gross premiums written increased $87.9 million, or 98.1%, to $177.6 million for the nine months ended September 30, 2013, compared with $89.7 million for the nine months ended September 30, 2012. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2013 period is primarily due to the increase in the sale of homeowners’ policies. During 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Nine Months Ended September 30,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$156,378	88.05%	$75,933	84.67%
Commercial General Liability	8,018	4.51%	7,330	8.17%
Federal Flood	4,889	2.75%	4,090	4.56%
Automobile	8,338	4.69%	2,330	2.60%
Gross written premiums	$177,623	100.00%	$89,683	100.00%

The increase in the sale of homeowners’ policies by $80.5 million, or 105.9%, to $156.4 million for the nine months ended September 30, 2013, compared with $75.9 million for the nine months ended September 30, 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2013, 80.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $170.8 million (a 48.4% reduction of in-force premium), while 70.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $52.2 million, (a 34.8 % reduction of in-force premium), as of September 30, 2012.

During the nine months ended September 30, 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $109.8 million and $20.7 million, respectively. Our number of in-force homeowners’ policies increased by approximately 37,700 or 62.0%, to approximately 98,800 as of September 30, 2013, compared with approximately 61,100 as of December 31, 2012.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

Index
Federated National Holding Company

The Company’s sale of commercial general liability policies increased $0.7 million, or 9.4%, to $8.0 million for the nine months ended September 30, 2013, compared with $7.3 million for the nine months ended September 30, 2012.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$73	0.91%	$40	0.55%
Florida	7,395	92.23%	6,799	92.75%
Louisiana	124	1.55%	170	2.32%
Texas	426	5.31%	321	4.38%
Total	$8,018	100.00%	$7,330	100.00%

The Company’s sale of auto insurance policies increased $6.0 million, or 257.9%, to $8.3 million for the nine months ended September 30, 2013, compared with $2.3 million for the nine months ended September 30, 2012.

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

Gross Premiums Ceded

Gross premiums ceded increased $28.9 million, or 58.5%, to $78.2 million for the nine months ended September 30, 2013, compared with $49.3 million for the nine months ended September 30, 2012. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $68.2 million, $4.9 million, $0.3 million and $4.8 million for the nine months ended September 30, 2013, respectively. Gross premiums ceded relating to our homeowners’, write-your-own flood, commercial general liability and automobile programs totaled $43.2 million, $4.1 million, $0.4 million and $1.6 million for the nine months ended September 30, 2012, respectively. The increased homeowners’ gross premiums ceded is due to an additional 87.5% of reinsurance coverage purchased for the 2013-2014 season as compared with the 2012-2013 season.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $29.9 million for the nine months ended September 30, 2013, compared with $13.2 million for the nine months ended September 30, 2012. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $58.0 million for the nine months ended September 30, 2013, compared with $11.0 million for the nine months ended September 30, 2012.

Index
Federated National Holding Company

The increased charge to written premium was due to a $56.0 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood premiums, a $0.7 million increase in unearned commercial general liability premiums, and a $0.6 million increase in unearned automobile premiums during the nine months ended September 30, 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $28.7 million, or 67.4%, to $71.3 million for the nine months ended September 30, 2013, compared with $42.6 million for the nine months ended September 30, 2012. The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2013		2012
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$60,769	85.19%	$35,104	82.40%
Commercial General Liability	6,983	9.79%	6,916	16.24%
Automobile	3,581	5.02%	580	1.36%
Net premiums earned	$71,333	100.00%	$42,600	100.00%

The $25.7 million increase in homeowners’ net premiums earned is due to an $80.5 million increase in gross written premium, a $24.9 million increase in gross premiums ceded and a $29.9 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $3.0 million increase in automobile net premiums earned is a result of a $6.0 million increase in gross written premium, a $3.2 million increase in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.9 million, or 80.6%, to $2.0 million for the nine months ended September 30, 2013, compared with $1.1 million for the nine months ended September 30, 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Managing General Agent Fees

Managing general agent fees increased $1.1 million, or 68.7%, to $2.6 million for the nine months ended September 30, 2013, compared with $1.5 million for the nine months ended September 30, 2012. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.4 million, or 16.4%, to $2.4 million for the nine months ended September 30, 2013, compared with $2.8 million for the nine months ended September 30, 2012.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.8% and 2.0%, respectively, for the nine months ended September 30, 2013. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.5% and 2.7%, respectively, for the nine months ended September 30, 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.3%, respectively, for the nine months ended September 30, 2013. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.8% and 2.9%, respectively, for the nine months ended September 30, 2012.

See also “Analysis of Financial Condition as of September 30, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Index
Federated National Holding Company

Net Realized Investment Gains (Losses)

Net realized investment gains totaled $2.5 million for the nine months ended September 30, 2013, compared with net realized losses of $0.1 million during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, the investment committee decided to shorten the duration of the bond portfolio by approximately two years and shifted $5.0 million from the equity to the bond portfolio. This decision generated approximately $0.7 million in realized gains.  Our equity asset managers make periodic sales from our equity portfolio; these sales along with the shift between the equity and bond portfolios generated approximately $1.8 million in realized gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. Pursuant to FASB issued guidance, we have charged no realized investment losses to operations during the nine months ended September 30, 2013, as compared with approximately $44,000 during the nine months ended September 30, 2012.

The table below depicts the net realized investment gains (losses) by investment category during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,595	$958
Equity securities	2,437	805
Total realized gains	4,032	1,763

Realized losses:
Debt securities	(922)	(371)
Equity securities	(630)	(1,475)
Total realized losses	(1,552)	(1,846)
Net realized gains (losses) on investments	$2,480	$(83)

Other Income

Other income increased $0.1 million, or 32.2%, to $0.6 million for the nine months ended September 30, 2013, compared with $0.5 million for the nine months ended September 30, 2012. The $0.6 million during the nine months ended September 30, 2013 primarily includes the partial recoupment of assessments previously expensed in connection with the FIGA.

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

Losses and LAE increased $15.7 million, or 74.9%, to $36.6 million for the nine months ended September 30, 2013, compared with $20.9 million for the nine months ended September 30, 2012. The overall change includes a $15.9 million increase in our homeowners’ program, a $2.5 million decrease in our commercial general liability program and a $2.3 million increase in connection with our automobile program.

The $15.7 million, or 74.9% increase to losses and LAE for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during 2013. The increase to losses and LAE was offset by the $28.7 million, or 67.4% increase to net premiums earned during this same period.

Index
Federated National Holding Company

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

The composition of unpaid losses and LAE by product line is as follows.

		September 30, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$9,722	$12,729	$22,451	$8,276	$6,637	$14,913
Commercial General Liability	3,649	12,858	16,507	2,956	22,310	25,266
Automobile	8,216	4,776	12,992	3,643	6,086	9,729
Total	$21,587	$30,363	$51,950	$14,875	$35,033	$49,908

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $2.1 million during the nine months ended September 30, 2013.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine months ended September 30, 2013 was 51.3% compared with 49.1% for the same period in 2012. The unfavorable increase to our loss ratio is due to the $15.7 million increase in losses and LAE measured against the $28.7 million increase in net premium earned during the nine months ended September 30, 2013 as compared with the same period in 2012.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $3.3 million, or 47.4%, to $10.1 million for the nine months ended September 30, 2013, compared with $6.8 million for the nine months ended September 30, 2012.

The change is primarily due to a $1.8 million increase in premium tax expense, a $0.3 million increase in postage, a $0.3 million increase in surveys and underwriting reports, a $0.2 million increase in rent, a $0.2 million increase in computer service fees and a $0.5 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $1.1 million, or 17.3%, to $7.4 million for the nine months ended September 30, 2013, compared with $6.3 million for the nine months ended September 30, 2012. The change is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $287,000 during the nine months ended September 30, 2013 compared with approximately $201,000 for the nine months ended September 30, 2012.

Index
Federated National Holding Company

Policy Acquisition Costs - Amortization

Policy acquisition costs - amortization, increased $5.7 million, or 58.3%, to $15.4 million for the nine months ended September 30, 2013, compared with $9.7 million for the nine months ended September 30, 2012, which corresponds to the increase in net premiums earned during this same period. Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $4.4 million for the nine months ended September 30, 2013, compared with a $1.8 million for the nine months ended September 30, 2012. The effective rate for income taxes was 35.1% for the nine months ended September 30, 2013, compared with 36.2% for the nine months ended September 30, 2012.

Net Income

Net income increased $5.0 million, or 151.6%, to $8.2 million for the nine months ended September 30, 2013, compared with $3.2 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, increased accounts payable and accrued expenses, decreased deferred income tax expense, increased unpaid losses and LAE, increased premium deposits and customer credit balances and amortization of investment premium discount, net. Additional sources of capital included decreased reinsurance recoverable, net, exercised stock options, depreciation and amortization, non-cash compensation, decreased other assets and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the nine months ended September 30, 2013 and 2012, operations provided net operating cash flow of $63.1 million and $6.2 million, respectively.

During the nine months ended September 30, 2013, operations generated $85.6 million of gross cash flow, due to a $58.0 million increase in unearned premiums, a $5.3 million decrease in prepaid reinsurance premiums, a $4.8 million increase in accounts payable and accrued expenses, a $3.4 million decrease in deferred income tax expense, a $2.0 million increase in unpaid losses and LAE and a $1.4 million increase in premium deposits and customer credit balances. Additional sources of cash included $1.1 million of amortization of investment premium discount, net, a $0.8 million decrease in reinsurance recoverable, net, $0.2 million depreciation and amortization, $0.2 million non-cash compensation and a $0.2 million decrease in other assets, all in conjunction with $8.2 million of net income.

During the nine months ended September 30, 2013, operations used $22.5 million of gross cash flow, due to a $12.1 million increase in premiums receivable, a $5.9 million increase in policy acquisition costs and $2.5 million in net realized investment gains. Additional uses of cash included a $1.2 million decrease in bank overdraft and a $0.8 million increase in income tax recoverable.

During the nine months ended September 30, 2013 and 2012, net cash used by investing activities was $36.8 million and $10.6 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2013, investing activities generated $93.1 million and used $129.9 million.

During the nine months ended September 30, 2013 and 2012, net financing activities used and provided $0.4 million and $0.1 million, respectively. In 2013, the use of cash in connection with financing activities was $0.9 million for dividends paid, and the source of cash was $0.4 million from exercised stock options and $0.1 million tax benefit related to non-cash compensation.

Index
Federated National Holding Company

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

As discussed above, we have experienced significant growth, as evidenced by the 98.1% increase in gross premiums written during the first nine months of 2013 as compared with the same period in 2012 and the 62.0% increase in the number of our in-force homeowners’ policies during 2013. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements, although continued growth at the pace experienced thus far in 2013 will require additional working capital in order to maintain our regulatory ratios and rating.  We are reviewing various possible alternatives to obtain additional working capital.  There can be no assurances that we will be able to obtain additional working capital on terms and in amounts beneficial to us, or at all, and, in that event, we would seek alternatives such as quota share arrangements or moderating the rate at which we write new policies.

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2013, approximately 84% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 95% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$23,745	14.13%	$27,392	21.06%
Obligations of states and political subdivisions	23,677	14.09%	3,939	3.03%
Corporate	75,201	44.75%	67,313	51.74%
International	3,390	2.02%	3,111	2.39%
	126,013	74.99%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	5,150	3.07%	6,016	4.62%
Corporate	2,036	1.21%	1,203	0.92%
International	109	0.06%	140	0.11%
	7,295	4.34%	7,359	5.65%
Total debt securities	133,308	79.33%	109,114	83.87%

Equity securities, at market:	34,734	20.67%	20,982	16.13%
Total investments	$168,042	100.00%	$130,096	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September 30, 2013 and December 31, 2012, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	September 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$15,165	11.38%	$10,967	10.05%
AA	47,477	35.61%	38,733	35.50%
A	37,420	28.07%	31,774	29.12%
BBB	33,246	24.94%	27,640	25.33%
Not rated	-	0.00%	-	0.00%
	$133,308	100.00%	$109,114	100.00%

The following table summarizes, by maturity, the debt securities as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$4,685	3.51%	$2,938	2.70%
One year to five years	82,059	61.56%	51,439	47.14%
Five years to 10 years	45,817	34.37%	37,111	34.01%
More than 10 years	747	0.56%	17,626	16.15%
Total debt securities	$133,308	100.00%	$109,114	100.00%

At September 30, 2013, the weighted average maturity of the debt portfolio was approximately 4.6 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of September 30, 2013 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2014	2015	2016	2017	2018	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$495	$3,493	$415	$1,579	$7,017	$7,018	$20,017	$20,107
Obligations of states and political subdivisions	1,275	2,465	2,930	2,275	2,390	9,870	21,205	23,677
Corporate securities	2,992	8,225	13,992	11,197	9,773	20,315	66,494	71,652
International securities	-	335	1,414	280	302	1,030	3,361	3,500
Collateralized mortgage obligations	234	2,144	3,252	1,095	4,433	2,341	13,499	14,372
Equity securities, at market	-	-	-	-	-	-	-	34,734
All investments	$4,996	$16,662	$22,003	$16,426	$23,915	$40,574	$124,576	$168,042

Weighted average interest rate by expected maturity:

United States government obligations and authorities	1.75%	0.27%	2.18%	0.52%	1.01%	1.57%	1.08%
Obligations of states and political subdivisions	5.00%	4.11%	4.43%	4.61%	4.82%	4.68%	4.61%
Corporate securities	4.89%	3.70%	3.84%	4.51%	4.48%	5.16%	4.48%
International securities	0.00%	0.73%	1.72%	1.50%	2.05%	5.22%	2.71%
Collateralized mortgage obligations	5.56%	4.67%	5.49%	4.56%	4.08%	4.43%	4.64%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.64%	3.11%	3.99%	4.09%	3.39%	4.38%	3.92%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2013. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

An interruption or change in our relationship with our agents, including a relationship we commenced in 2013, could have a material adverse effect on the number of insurance policies that we sell and our results of operations.

We rely on independent and general agents to write our insurance policies. As part of our marketing efforts, in February 2013, FNU entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which FNU has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners’ and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners’ premiums and the percentage of homeowners’ premiums attributable to Allstate agents has increased rapidly. During the third quarter of 2013, 20.1% of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents, and this amount may continue to increase.  An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

Our participation in the new Florida Property Insurance Clearinghouse may not result in an increase in our premium revenue.

Pursuant to legislation passed by the Florida legislature in 2013 intended to reduce the insurance policy count of Citizens Property Insurance Corporation, a Florida not-for-profit, tax-exempt government corporation (“Citizens”), the Property Insurance Clearinghouse (the “Clearinghouse”) is scheduled to launch in January 2014.  This will allow all potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. We intend to be a participating insurance company in the Clearinghouse.

Applications to Citizens for new homeowners’ policies and existing policies with Citizens up for renewal will be submitted to insurance companies participating in the Clearinghouse.  If that process identifies an insurance company willing to write a new policy at a premium that is no more than 15% higher than Citizens’ premium of comparable coverage or, in the case of a renewal, with a premium equal to or less than the policy’s renewal premium with Citizens, then that homeowner will be ineligible for coverage with Citizens. The homeowner may then choose to have an agent bind coverage with the homeowner’s choice of the private-market insurers that have made the homeowner a qualifying offer of coverage.

There can be no assurance that our policy count or gross premiums will increase as a result of our participation in the Clearinghouse, because our premiums may not be below the threshold required by Citizens, other carriers participating in the Clearinghouse may be willing to offer similar policies for lower premiums, or we may decide to not provide a quote on these policies if they do not meet our underwriting guidelines.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a) As previously reported in a Form 8-K filed on February 8, 2013, FNU entered into an Insurance Agency Master Agreement dated February 4, 2013 (the “Master Agreement”), and a First Amendment to Insurance Agency Master Agreement dated February 12, 2013 (the “First Amendment,” and together with the Master Agreement, the “Agreement”), with Ivantage Select Agency, Inc. ("ISA"), an affiliate of Allstate Insurance Company ("Allstate").  Pursuant to the Agreement, FNU has been authorized by ISA to appoint Allstate agents to offer the Company's homeowners’ and commercial general liability insurance products to consumers in Florida.  This Agreement is part of the Company's efforts to expand the distribution of its insurance products.   Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012—Gross Premiums Written” under Part I, Item 2 of this Quarterly Report for information regarding the homeowners’ premiums underwritten under the Agreement.

The Master Agreement and the First Amendment are filed as Exhibits 10.5 and 10.6, respectively, to this Report.

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

10.1	Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Fourth Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.4	Underlying Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.5	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. **

10.6	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Filed herewith. Portions of this document are omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Exchange Act.  Confidential portions of this document have been filed separately with the Securities and Exchange Commission.

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2013

Index
Federated National Holding Company

EXHIBIT INDEX

10.1	Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Fourth Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.4	Underlying Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers. *

10.5	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. **

10.6	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Filed herewith. Portions of this document are omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Exchange Act.  Confidential portions of this document have been filed separately with the Securities and Exchange Commission.