Form 10-K
period 2013-12-31
FEDERATED NATIONAL HOLDING CO
filed 2014-03-17
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2013
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________
Commission file number:  0-2500111

Federated National Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employern Identification No)

14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323
(Address of principal executive offices) Zip Code)

Registrant’s telephone number, including area code      (954) 581-9993

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $72,651,131 on June 30, 2013, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 11, 2014, the total number of common shares outstanding of Registrant's common stock was 11,264,864.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Federated National Holding Company

Federated National Holding Company

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof  or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause  such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in this Annual Form 10-K, and discussed from time to time in our reports filed with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this Annual Form 10-K are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

ITEM 1	BUSINESS

GENERAL

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), formerly known as 21st Century Holding Company is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 22 years.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents.

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 1,800 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

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

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”). Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower Loss and loss adjustment expenses (“LAE”) and improved customer service for our claimants and policyholders. We also employ an in-house Litigation Manager to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

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

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2013, $29.7 million or 13.6% of the $218.3 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $29.7 million of homeowners’ premiums produced under this agreement with ISA represents 25.5% of the total increase in the sale of homeowners’ policies during 2013, compared with 2012. This network of agents began writing for FNIC in March 2013. During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2013, 2012 or 2011, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Losses and LAE are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

RECENT DEVELOPMENTS

We sold 2,781,395 shares of our common stock in a November 19, 2013 capital raise offering, which represented approximately 25.0% of our outstanding shares of common stock on that date after giving effect to this offering.

BUSINESS STRATEGY

We expect that in 2014 we will capitalize on our operational efficiencies and business practices through:

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the state of Florida and avoiding risks that do not yield an underwriting profit;

•	continued territorial expansion of our homeowners’, commercial general liability and private passenger automobile insurance products into additional states;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	offering our employees continuing education classes appropriate to the respective discipline employed within this organization;

•	assumption of existing risks from other carriers; and

•	additional strategies that may include possible acquisitions or dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

Federated National Holding Company

We expect that in 2014 these strategies have poised us to accelerate the 2013 results trajectory in 2014 and beyond. There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

INSURANCE OPERATIONS AND RELATED SERVICES

Overview of Premium Growth

Gross premiums written increased $123.9 million, or 103.7%, to $243.4 million for 2013, compared with $119.5 million for 2012.  Florida homeowners’ represents 94% and Texas private passenger automobile represents the remaining 6% of the increased premium volume. We believe that our growth in 2013 reflects management’s efforts over several years.  Our success today reflects our goal to be an agent-friendly carrier that provides exceptional service. We have invested in our agent relationships and our staff, have created easy to use systems for the agent, and increased our relevance to the agents’ operations by providing insurance products that meet their market needs.

Our homeowner business contributed $116.5 million or 94.0% of the increased gross written premiums during the year ended December 31, 2013. This increase was the result of:

•	policyholders continuing to renew their FNIC homeowners’ policy,
•	a “flight to quality” in the market by agents who seek quality carriers to place their business,
•	and supporting a marketing team dedicated to promoting the quality and quantity of products and services that we offer.

During 2013, approximately 85% of our policyholders renewed their policies. This high retention rate reflects the confidence that the policyholder and his agent have in our financial stability and strength. Additionally, policyholders have told agents that our professional staff adjusts claims quickly and fairly.

Overview of Insurance Lines of Business

The following tables set forth the amount and percentages of our consolidated gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2013		2012		2011
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$8,449	3.5%	$2,996	2.5%	$3,274	3.3%
Federal Flood	6,213	2.6%	5,293	4.4%	4,468	4.5%
Homeowners'	218,350	89.6%	101,832	85.3%	80,403	81.9%
Commercial General Liability	10,362	4.3%	9,338	7.8%	10,125	10.3%
Total gross written premiums	$243,374	100.0%	$119,459	100.0%	$98,270	100.0%

Ceded premiums:
Automobile	$6,337	7.7%	$2,021	4.0%	$1,541	3.3%
Federal Flood	6,213	7.5%	5,293	10.4%	4,468	9.7%
Homeowners'	69,721	84.3%	43,331	84.7%	40,273	87.0%
Commercial General Liability	438	0.5%	440	0.9%	12	0.0%
Total ceded premiums	$82,709	100.0%	$51,085	100.0%	$46,294	100.0%

Net written premiums
Automobile	$2,112	1.3%	$975	1.4%	$1,733	3.3%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	148,629	92.5%	58,501	85.6%	40,130	77.2%
Commercial General Liability	9,924	6.2%	8,898	13.0%	10,113	19.5%
Total net written premiums	$160,665	100.0%	$68,374	100.0%	$51,976	100.0%

Federated National Holding Company

Homeowners’ Property and Casualty Insurance

FNIC underwrites homeowners’ insurance in Florida and Louisiana. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The number of Louisiana homeowner policies in-force totaled approximately 400 at December 31, 2013. The table that follows reflects the number of Florida homeowner policies in-force by county and reflects our concentrations of risk from catastrophic events.

		In-Force Policy Count
		Years Ended December 31,
	2013		2012		2011
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Palm Beach	13,874	11.9%	7,270	11.7%	8,203	19.0%
Brevard	8,947	7.7%	4,508	7.4%	2,900	6.6%
Collier	7,420	6.4%	3,422	5.6%	1,583	3.6%
Lee	6,870	5.9%	5,175	8.5%	3,133	7.2%
Hillsborough	6,350	5.5%	2,682	4.4%	2,984	6.8%
Pinellas	6,139	5.3%	4,034	6.6%	3,788	8.6%
Broward	5,498	4.7%	3,700	6.1%	4,386	10.0%
Saint Lucie	4,957	4.3%	3,151	5.2%	1,757	4.0%
Indian River	4,704	4.0%	2,436	4.0%	903	2.1%
Okaloosa	4,668	4.0%	1,966	3.2%	372	0.8%
Martin	4,444	3.8%	2,052	3.4%	984	2.2%
Orange	4,083	3.5%	1,654	2.7%	1,012	2.3%
Sarasota	3,936	3.4%	2,759	4.5%	2,689	6.1%
Charlotte	3,129	2.7%	2,059	3.4%	1,680	3.8%
Escambia	3,038	2.6%	1,227	2.0%	158	0.4%
Walton	3,021	2.6%	1,210	2.0%	193	0.4%
Santa Rosa	2,939	2.5%	1,305	2.1%	131	0.3%
Bay	2,785	2.4%	792	1.3%	118	0.3%
Duval	2,249	1.9%	911	1.5%	546	1.2%
Volusia	1,990	1.7%	881	1.4%	863	2.0%
Miami-Dade	1,883	1.6%	1,616	2.6%	1,944	4.4%
Manatee	1,859	1.6%	1,560	2.6%	1,548	3.5%
Seminole	1,665	1.4%	788	1.3%	367	0.8%
Saint Johns	1,639	1.4%	547	0.9%	165	0.4%
Flagler	1,267	1.1%	543	0.9%	66	0.2%
All others	7,047	6.1%	2,854	4.7%	1,320	3.0%
Total	116,401	100.0%	61,102	100.0%	43,793	100.0%

Our homeowner insurance products provide maximum dwelling coverage in the amount of approximately $3.0 million, with the aggregate maximum policy limit being approximately $5.0 million. We currently offer dwelling coverage “A” up to $3.0 million with an aggregate total insured value of $5.0 million. We continually subject these limits to review; though there were no material changes during 2013. The approximate average premium on the policies currently in-force is $1,857, as compared with $1,675 for 2012. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. In 2013 our voluntary program rate indications did not indicate the need for adjustment. In 2012 we were approved for a 4.8% and 0.9% rate increase on our voluntary property book of homeowners’ business. In 2011 our voluntary rate increase of 20% was approved.

Similarly, for the policies we assumed from Citizens Property Insurance Corporation (“Citizens”) in 2009, we received approval for a 14.8% increase in 2013 and a 14.1% rate increase in 2012. In 2011 we received approval for a 13.9% increase. Our voluntary program was 97.7%, 90.0%, and 79.2% of the total homeowner program, for the years ending December 31, 2013, 2012, and 2011, respectively.

Federated National Holding Company

For a further discussion regarding Homeowners’ Property and Casualty Insurance, see “Recent Developments”, above.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 380 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2013. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2013 is approximately $773, as compared with $569 in 2012.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$9,572	92.37%	$8,639	92.52%	$8,606	84.99%
Louisiana	150	1.45%	217	2.32%	916	9.05%
Texas	547	5.28%	426	4.56%	534	5.28%
Other	93	0.90%	56	0.60%	69	0.68%
Total	$10,362	100.00%	$9,338	100.00%	$10,125	100.00%

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average nonstandard personal automobile insurance policy currently in-force is approximately $987 for a twelve month policy in Florida and approximately $158 for a three month policy in Texas.

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

Flood

FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”) on a direct and ceded basis. We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $504 with limits up to $250,000. Commissions in connection with this program totaled $0.4 million, $0.3 million and $0.2 million in 2013, 2012 and 2011, respectively.

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

Federated National Holding Company

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

The Company anticipates continued use of the direct bill feature associated with our homeowners’ and commercial general liability programs. Direct billing is when the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring payment of the full amount of the policy. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder. Underwriting criteria are designed with down payment requirements and monthly payments that create policyholder equity in the insurance policy. The equity in the policy is collateral for the extension of credit to the insured.

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

Federated National Holding Company

We believe that the management of our distribution system now centers on our ability to capture and maintain relevant data by producing agents. We believe that information management of agent production, coupled with loss experience, will enable us to maximize profitability.

REINSURANCE AGREEMENTS

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements, we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities. Our primary property line that is subject to catastrophic reinsurance is Homeowners’ Multiple Peril. FNIC cedes these risks to domestic and foreign reinsurance participants from Bermuda and Europe as well as to the Florida Hurricane Catastrophe Fund (“FHCF”).

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

For the 2013–2014 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $562.7 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $420.4 million, with the Company retaining the first $7.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $278.1 million, or 49.4 % of the $562.7 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2013-2014 hurricane season, inclusive of approximately $21.7 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $67.9 million.

Federated National Holding Company

The 2013-2014 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) and Standard and Poor’s (“S&P”) ratings are listed in the table as follows.

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

The estimated cost to the Company for the excess of loss reinsurance products for the 2012-2013 hurricane season, inclusive of approximately $11.2 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $43.1 million.

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

Federated National Holding Company

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2013 change to total limits was an increase of $8.7 billion of total insured value or 25.3% and the change to reinsurance premiums was an increase of $8.3 million or 13.8%. The September 30, 2012 change to total limits was an increase of $2.1 billion of total insured value or 12.5% and the change to reinsurance premiums was an increase of $2.4 million or 6.0%. These adjustments are amortized over the remaining underlying policy term.

To date, we have made no claims asserted against our reinsurers in connection with the 2013–2014 and 2012–2013 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.9 million and $4.8 million as of December 31, 2013 and 2012, respectively.

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

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance at January 1	$49,908	$59,983	$66,529
Less reinsurance recoverables	(3,503)	(2,088)	(6,809)
Net balance at January 1	$46,405	$57,895	$59,720

Incurred related to
Current year	$56,209	$31,636	$31,893
Prior years	201	(1,427)	(997)
Total incurred	$56,410	$30,209	$30,896

Paid related to
Current year	$22,695	$15,892	$13,672
Prior years	21,846	25,807	19,048
Total paid	$44,541	$41,699	$32,720

Net balance at period end	$58,274	$46,405	$57,896
Plus reinsurance recoverables	2,742	3,503	2,087
Balance at period end	$61,016	$49,908	$59,983

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $0.2 million for the year ended December 31, 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively.

The liability for losses and LAE increased by $18.6 million and $0.9 million for our homeowners’ and automobile lines, and decreased by $8.4 million for our commercial general liability lines, respectively, during 2013. These changes are due to management's continued efforts to manage the claims life cycle more efficiently. Additionally, our underwriting processes are designed to quickly gather the true primary and secondary risk characteristics and provide a profitable quote to the policyholder. This approach helps to reduce the overall frequency and severity of the loss portfolio.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2013. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2013.

Federated National Holding Company

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2013	2012
	(Dollars in Thousands)
Catastrophe Excess of Loss (various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$29	$47
Unpaid losses and LAE	25	94
	$54	$141

Amounts due from (to) reinsurers consisted of amounts related to:
Unpaid losses and LAE	$25	$94
Reinsurance recoverable on paid LAE	29	47
Reinsurance payable	-	-
	$54	$141

Federated National Holding Company

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 2004 through 2013 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated liability for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

	Years Ended December 31,
	(Dollars in Thousands)

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004

Unpaid losses and LAE, net	$61,016	$49,908	$59,983	$66,529	$70,611	64,775	$59,685	$39,615	$154,039	$46,571

Cumulative paid as of:
One year later		24,329	16,527	20,774	29,202	26,431	30,570	36,058	170,825	68,027
Two years later			31,676	26,667	40,493	45,264	48,409	58,002	196,080	88,294
Three years later				38,703	42,577	52,761	64,014	72,752	215,297	96,654
Four years later					50,096	53,689	68,865	86,110	228,805	103,463
Five years later						60,075	68,880	89,006	240,171	107,302
Six years later							73,235	87,555	242,383	110,029
Seven years later								90,910	244,405	107,534
Eight years later									246,286	229,435
Nine years later										230,800

Re-estimated net liability as of:
End of year	61,016	49,908	59,983	66,529	70,611	64,775	59,685	39,615	154,039	46,571
One year later		46,245	58,389	62,756	73,122	75,646	69,383	71,907	193,068	80,037
Two years later			58,711	51,266	70,709	80,606	82,890	80,383	223,005	94,799
Three years later				51,936	59,276	78,132	88,159	97,174	231,761	102,318
Four years later					58,223	68,119	85,532	102,571	248,116	108,276
Five years later						69,226	77,294	99,710	252,365	112,336
Six years later							78,541	93,878	249,744	111,540
Seven years later								96,514	248,211	114,172
Eight years later									251,217	110,997
Nine years later										113,918

Cumulative redundancy (deficiency)		3,662	1,272	14,593	12,388	(4,451)	(18,856)	(56,899)	(97,178)	(67,347)
Cumulative redundancy (-) deficiency as a % of reserves originally established		7.3%	2.1%	21.9%	17.5%	-6.9%	-31.6%	-143.6%	-63.1%	-144.6%

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

Federated National Holding Company

As noted above, we have since experienced $3.7 million and $1.3 million cumulative redundancies in connection with the re-estimation of all losses that occurred in 2012 and 2011, respectively.

The table below sets forth the differences between loss and LAE reserves as disclosed for Generally Accepted Accounting Principles (“GAAP”) basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$61,016	$49,908	$59,983
Less unpaid Losses and LAE ceded	2,312	3,189	2,319
Balance Sheet Liability	58,704	46,719	57,664
Add Insurance Apportionment Plan	2	6	17
Intercompany Indemnification	(4,705)	(2,039)	(2,114)
FNIC SAP basis Loss and LAE reserves	$54,001	$44,686	$55,567

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SSAP basis presentation for the years ended 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$56,410	$30,209	$30,896
Intercompany adjusting and other expenses	3,489	3,744	(726)
Insurance apportionment plan	13	(4)	-
SAP basis Loss and LAE incurred	$59,912	$33,949	$30,170

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business of FNIC and American Vehicle for 2013, 2012 and 2011, and are inclusive of Unallocated Loss Adjustment Expenses (“ULAE”).

	Years Ended December 31,
	2013	2012	2011
Loss Ratio	54.0%	50.9%	63.7%
Expense Ratio	44.2%	53.4%	62.4%
Combined Ratio	98.2%	104.3%	126.1%

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

Federated National Holding Company

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

In May 2013, SB 1770 was signed by the Governor of Florida and passed during the 2013 legislative session. This bill is intended to reform Citizens by reducing its insurance policy count and establishing the Property Insurance Clearinghouse (“Clearinghouse”). The Clearinghouse launched during February 2014 and makes new business ineligible for Citizens if a participating insurance company is willing to afford similar coverage at a price that is no more than 15% above the price of a policy with Citizens. Similarly, existing Citizens policies will not be eligible for renewal with Citizens if a participating insurance company is willing to afford similar coverage at no additional cost over the price for a Citizens policy. This will allow potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. FNIC intends to be a participating insurance company in the Clearinghouse.

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

Federated National Holding Company

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires FNIC to have securities with a fair market value of $2.0 million held in escrow. As of December 31, 2013, FNIC held investment securities with a fair value of approximately $2.0 million, as a deposit with the State of Florida. Additionally, as of December 31, 2013 FNIC had cash deposits totaling $370,000 with the State of Alabama, $118,900 with the State of Louisiana and $25,000 with the State of Georgia.

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

Consent Order

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) at 35% of its entire homeowners’ book. As of December 31, 2013, the Company had approximately 18.3% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

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

No dividends were paid by FNIC or American Vehicle in 2013, 2012 and 2011, and none are anticipated in 2014. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

Based upon the 2013 and 2012 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 312.1%, 474.4% and 409.7% at December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, FNIC was outside NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to change in net writings, investment yield and estimated current reserve deficiency to policyholders’ surplus.

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

There was no action taken by the Florida OIR in connection with the December 31, 2012 or 2011 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2013 IRIS ratios, although there can be no assurance that will be the case.

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

As of December 31, 2013, FNIC is rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 22, 2013, Demotech reaffirmed FNIC’s FSR of “A” (“Exceptional”).

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

EMPLOYEES

As of December 31, 2013, we had 153 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

We write insurance policies that cover homeowners, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, fires, explosions and other events, and their incidence and severity are inherently unpredictable. They can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company's exposure in the area affected by the event and the severity of the event. Although our homeowners' policyholders are disbursed throughout Florida, substantially all of them are located in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms, and a substantial portion are located in southeastern Florida.

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

Although Florida has not experienced a hurricane during the last eight hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity. We are exploring alternatives to reduce our exposure to these types of storms, which may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for loss and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC.

Federated National Holding Company

The availability and costs associated with the acquisition of reinsurance will vary year to year. We are not able to control these fluctuations which may be significant and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate action is not immediate and cannot be presumed, as it is subject to approval of the Florida OIR.

We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and other catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and financial condition.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to our company. Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF's ability to pay, which may, in turn, be dependent upon the MCP's ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss.

Our January 2011 Consent Order with the Florida OIR, as amended in February 2013, limits our business in certain respects and may prevent us from growing our business.

In January 2011, we entered into a Consent Order with the Florida OIR, in connection with our request for approval of the merger of FNIC, into American Vehicle Insurance Company, one of our other subsidiaries at the time. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC's statutory underwriting profit during 2012. Among other things, the Consent Order as amended requires us to limit the concentration of our homeowners' policies in Miami-Dade, Broward and Palm Beach counties. This reduction in concentration could materially adversely affect us by limiting our ability to write policies in the most populous region of the State of Florida, which could materially adversely affect our results of operations if we are not able to replace those policies with policies elsewhere in Florida or the other states in which we do business.

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

Federated National Holding Company

If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business or pay dividends. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. State regulatory authorities also conduct periodic examinations into insurers' business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

The National Association of Insurance Commissioners, or NAIC, and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, some states in which we conduct business have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. In other situations, states in which we conduct business have considered or enacted laws that impact the competitive environment and marketplace for property and casualty insurance. In addition, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Changes in federal legislation and administrative policies in several areas, including changes in financial services regulation and federal taxation, can significantly impact the insurance industry and us.

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

A body of scientific evidence seems to indicate that climate change may be occurring. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions. Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations, and reinsurance.

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every "n" years. Our reinsurance coverage contemplates the effects of a catastrophic event that occurs only once every 100 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

Federated National Holding Company

Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for loss and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates.

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as "case reserves" coupled with bulk estimates known as "incurred but not yet reported." Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

Because of the uncertainties that surround estimated loss reserves, we cannot be certain that our reserves will be adequate to cover our actual losses. If our reserves for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience, substantially in excess of our reserves for unpaid losses and LAE, could substantially harm our results of operations and financial condition.

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association, the Florida Insurance Guaranty Association, Citizens and the FHCF.

The insurance companies currently pass the assessments on to holders or insurance policies, in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees may adversely affect our overall marketing strategy due to the competitive landscape in Florida.

During December 2012, the Company was assessed $0.8 million by Florida Insurance Guaranty Association (“FIGA”) relating to the recent failures of Florida domestic property and casualty insurance companies. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

Like other insurance companies, we depend on income from our investment portfolio for a substantial portion of our earnings. During the time that normally elapses between the receipt of insurance premiums and any payment of insurance claims, we invest the premiums received, together with our other available capital, primarily in debt securities and to a lesser extent in equity securities, in order to generate investment income.

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

Our determination of the amount of other-than-temporary impairment to record varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective investment type. We revise our evaluations and assessments as conditions change and new information becomes available, and we reflect changes in other-than- temporary impairments in our consolidated statements of income. We base our assessment of whether other-than-temporary impairments have occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value. We can neither provide assurance that we have accurately assessed whether the impairment of one or more of our investments is temporary or other-than-temporary, nor that we have accurately recorded amounts for other-than-temporary impairments in our financial statements. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

Federated National Holding Company

In addition, volatile and illiquid markets increase the likelihood that investment securities may not behave in historically predictable manners, resulting in fair value estimates that may be overstated compared with actual amounts that could be realized upon disposition or maturity of the security. The effects of market volatility and declining economic conditions may have unforeseen consequences on the credit quality, liquidity and financial stability of the issuers of securities we hold, or reinsurers with which we do business. Such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with our historical practices in dealing with more orderly markets. This in turn could adversely and negatively affect our results of operations, liquidity or financial condition.

We may experience a loss due to the concentration of credit risk.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents held in a mutual fund money market account. The Company had approximately $12.2 million and $10.7 million invested in the Wilmington Prime Money Market Fund – Class Select (Ticker: VSMXX, CUSIP: 97181C308), for which the NAIC classification is Class 1, as of December 31, 2013 and 2012, respectively. Although this fund is on the Class 1 list, the highest rating available, there can be no assurance that it will remain financially sound. If the MTB Fund were to experience financial difficulty such that it could not repay the money we have invested in the fund, our financial condition and results of operations could be materially and adversely affected.

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While we believe our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could he enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

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

An example of such emerging change was the influence public adjusters have had on property claim patterns. Public adjusters represented the vast majority of new and reopened claims filed during 2011 and 2010 where the cause of loss was asserted as hurricane related. Although the legitimacy of the claim may not prevail we are still required to research, review and sometimes mediate these claims. Several legislative actions in of the State of Florida, such as limiting the time a claim can be filed subsequent to the cause of loss, have either passed or remain in legislative sub-committees. Each of these actions is designed to enhance the legitimacy of the public adjusters’ influence on the claim process.

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

Federated National Holding Company

In addition, if we do not train new claims adjusting employees effectively or if we lose a significant number of experienced claims adjusting employees, our claims department's ability to handle an increasing workload as we grow could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer decreased quality of claims work, which in turn could lower our operating margins.

Our insurance company is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance company is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of the State of Florida. The risk-based capital standards, based upon the Risk Based Capital Model Act adopted by the NAIC, require our insurance company to report their results of risk-based capital calculations to state departments of insurance and the NAM. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital.

If we fail to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we could be subject to further examination or corrective action imposed by state regulators, including limitations on out writing of additional business, state supervision or liquidation, and may be required to raise additional capital. Similarly, an increase in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. As of December 31, 2013, FNIC was in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a hardening market in the property and casualty market in Florida because of regulatory changes. We cannot predict, however, how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

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

The withdrawal of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal or downgrade of our ratings could have a material adverse effect on our results of operations and financial position because our insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal or downgrade of our ratings could prevent independent agents from selling and servicing our insurance products or could increase the commissions we must pay to these agents.

Federated National Holding Company

We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

We currently market and distribute our products and services through contractual relationships with a network of   approximately 3,600 independent agents, of which approximately 1,800 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our property and liability insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell or a material reduction in the number of independent agents with whom we maintain a relationship could negatively affect our results of operations and financial condition.

In February 2013, we entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., or ISA, an affiliate of Allstate Insurance Company, or Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners' and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners' premiums and the percentage of homeowners' premiums attributable to Allstate agents has increased rapidly. During 2013, 25.5% of the homeowners' premiums we underwrote were from Allstate's network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

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

Nonstandard automobile insurance is provided to insureds that are unable to obtain preferred or standard insurance coverage because of their payment histories, driving records, age, vehicle types, or prior claims histories. This type of automobile insurance historically has a higher frequency of claims than does preferred or standard automobile insurance policies, although the average dollar amount of the claim is usually smaller under nonstandard insurance policies. As a result, we are exposed to the possibility of increased loss exposure and higher claims experience than would be the case if we offered only standard automobile insurance.

Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

Florida's personal injury protection insurance statute limits an insurer's ability to deny benefits for medical treatment that is unrelated to the accident, that is unnecessary, or that is fraudulent. In addition, the statute allows claimants to obtain awards for attorney's fees. Although this statute has been amended several times in recent years, primarily to address concerns over fraud, the Florida legislature has been only marginally successful in implementing effective mechanisms that allow insurers to combat fraud and other abuses. We believe that this statute contributes to a higher frequency of claims under nonstandard automobile insurance policies in Florida, as compared with claims under standard automobile insurance policies in Florida and nonstandard and standard automobile insurance policies in other states. Although we believe that we have successfully offset these higher costs with premium increases, because of competition, we may not be able to do so with as much success in the future, which could have a material adverse effect on our results of operations and financial condition.

Federated National Holding Company

Our success depends on our ability to accurately price the risks we underwrite.

The results of operations and the financial condition of our insurance company depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, medical care expenses and restoration costs;

•	regulatory restrictions; and

•	legislatively imposed consumer initiatives.

Consequently, we could under-price risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance company could be materially and adversely affected.

Current operating resources are necessary to develop future new insurance products.

We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. There can be no assurance that we will be successful bringing new insurance products to our marketplace in a manner that is profitable.

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners', commercial general liability, and automobile markets, many of whom are larger, have greater financial and other resources, have higher financial strength ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may be forced to reduce our premiums significantly to compete, which could make us less profitable and have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in a material adverse effect on our business, results of operations and financial condition.

Our ability to compete successfully in states outside of Florida and to expand our business footprint may also be negatively affected by our lack of an A. M. Best rating of our financial strength. Although our insurance subsidiary has a Demotech rating of "A" (Exceptional), which is generally accepted in Florida and certain other states, a rating by A. M. Best is more widely accepted outside of Florida and may cause customers and agents to prefer a policy written by an A. M. Best-rated company over a policy written by us. In addition, some mortgage companies outside of Florida may require homeowners to obtain property insurance from an insurance company with a minimum A. M. Best rating.

Federated National Holding Company

Our participation in the new Florida Property Insurance Clearinghouse may not result in an increase in our premium revenue.

Pursuant to legislation passed by the Florida legislature in 2013 intended to reduce the insurance policy count of Citizens Property Insurance Corporation, a Florida not-for-profit, tax-exempt government corporation (“Citizens”), the Property Insurance Clearinghouse (the “Clearinghouse”) launched during February 2014. This will allow all potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. We intend to be a participating insurance company in the Clearinghouse.

Applications to Citizens for new homeowners' policies and existing policies with Citizens up for renewal will be submitted to insurance companies participating in the Clearinghouse. If that process identifies a carrier willing to write a new policy at a premium that is no more than 15% higher than Citizens' premium of comparable coverage or, in the case of a renewal, with a premium equal to or less than the policy's renewal premium with Citizens, then that homeowner will be ineligible for coverage with Citizens. The homeowner may then choose to have an agent bind coverage with the homeowner's choice of the private market insurers that have made the homeowner a qualifying offer of coverage.

There can be no assurance that our policy count or gross premiums will increase as a result of our participation in the Clearinghouse, because our premiums may not be below the threshold required by Citizens, other carriers participating in the Clearinghouse may be willing to oiler similar policies for lower premiums, or we may decide to not provide a quote on these policies if they do not meet our underwriting guidelines.

Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

We depend, and will continue to depend, on the services of our executive management team which includes Michael H. Braun, Chief Executive Officer and President and Peter J. Prygelski III, our Chief Financial Officer and Treasurer. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of one or more members of our executive management team, our business could be adversely affected. Although we have employment agreements with our executive officers, any unplanned loss of service could substantially harm our business.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities issued by us. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation

New homeowners’ insurance operations outside of the State of Florida may not be profitable.

We plan to continue the expansion of admitted homeowners’ property and casualty programs into other states as opportunities avail themselves. Risks associated with execution of our planned operations include the inability to market an adequately priced policy, inadequate commission structures, and overpriced or unavailable catastrophic reinsurance for wind events. Additionally, each state has its own authoritative body designed to regulate the insurance products and operations of new and existing insurance companies under their respective authority. For example, during 2013 Federated National obtained regulatory approval to initiate a new homeowners’ property and casualty program in the State of Louisiana.

Federated National Holding Company

There can be no guarantees that our operations will be profitable in a given state nor can there be any guarantees that the state authorities will allow us to do business in that state.

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2013. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2013, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Risks Related to an Investment in Our Shares

Our stock price in recent years has been volatile and is likely to continue to be volatile. As a result, the market price of our common stock may drop below the price you pay, and you may not be able to resell your shares at a profit.

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

•	our quarterly operating results, including a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	recognition of large unanticipated accounting charges, such as related to a loss reserve enhancement;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	the limited trading volume and public float of the common stock;

•	the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate;

•	the issuance of a significant number of shares; and

•	the other risk factors described in this prospectus supplement, the accompanying prospectus and the documents incorporated by reference herein.

In recent years, the U.S. stock market has experienced extreme price and volume fluctuations, which have sometimes affected the market price of the securities issued by a particular company in a manner unrelated to the operational performance of the company. This type of market effect could impact our common stock price as well. The volatility of our common stock means that the price of our common stock may have declined substantially at such time as you may look to sell your shares of our common stock. If our share price decreases, the value of your investment could decline.

Federated National Holding Company

If we report a material weakness in our internal controls and procedures, we may lose investor confidence and remedial measures may be costly.

In accordance with applicable law, we are required to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary, and to identify and report any material weakness in our internal control over financial reporting. As a result of this evaluation and testing process, no material weakness was identified or reported as of December 31, 2013.  In fixture periods, if the process required by law reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists and is reported as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

No system of internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will be identified in the future.

Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

Provisions in our articles of incorporation and our bylaws, as amended, and the Florida Business Corporation Act could make it more difficult to acquire us and may reduce the market price of our common stock.

Our articles of incorporation and our bylaws presently contain certain provisions which may make it more difficult and time-consuming for shareholders or third parties to influence our management, policies or affairs, and may discourage, delay or prevent a transaction involving a change-in-control of the Company and offering a premium over the current market price of our common stock. These provisions include those which:

•	prohibit cumulative voting in the election of our directors,

•	establish a classified board of directors with staggered three-year terms,

•	provide that the written request of shareholders holding not less than one-third of all votes entitled to be cast on an issue is required for shareholders to call special meetings of our shareholders,

•	establish advance notice and disclosure procedures for shareholders to bring matters, including nominations for election to our board, before a meeting of our shareholders, and

•	eliminate the ability of shareholders to take action by written consent in lieu of a shareholder meeting.

Federated National Holding Company

As a result, we may be less likely to receive unsolicited offers to acquire us that some of our shareholders might consider beneficial.

The Florida Business Corporation Act, as amended, contains provisions, which our directors have elected not to opt out of, that are designed to enhance the ability of our board to respond to and potentially defer attempts to acquire control of the Company. These provisions may discourage altogether takeover attempts that have not been approved by our board. These provisions may also adversely affect the price that a potential purchaser would be willing to pay for our common stock and, therefore, deprive you of the opportunity to obtain a takeover premium for your shares. These provisions could make the removal of our incumbent directors and management more difficult. These provisions may enable a minority of our directors and the holders of a minority of our outstanding voting stock or the holders of an existing control block to prevent, delay, discourage or make more difficult a merger, tender offer or proxy contest, even though the transaction may be favorable to the interests of a majority of our non-affiliate shareholders. These provisions could also potentially adversely affect the market price of our common stock.

As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

We are an insurance holding company whose primary assets are the stock of our subsidiaries. Our operations, and our ability to pay dividends or service future potential debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiary are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary's available capital and earnings.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our board of directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that our insurance subsidiaries are permitted to pay to the holding company.

The Board of Directors of FNHC declared regular quarterly dividends of $0.02 per common share payable on December 28, 2012 and March 4, 2013 to shareholders of record as of December 3, 2012 and February 4, 2013. The Board of Directors of FNHC declared regular quarterly dividends of $0.03 per common share payable on September 3 and December 2, 2013 and March 3, 2014 to shareholders of record as of August 5 and November 4, 2013 and February 3, 2014.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC is permitted to pay to the parent company.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, by us or by a major shareholder, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely impact our stock price.

As of December 31, 2013, there were 313,475 shares issuable upon the exercise of outstanding and exercisable stock options, 251,896 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 750,500 additional shares available for grant under our equity-based compensation plans. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

Federated National Holding Company

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

Our executive offices are now located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square feet office facility and our telephone number is (800) 293-2532. All of our operations are consolidated within this facility. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term. Our lease for this office space will expire in May 2017.

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

Quarter Ended	High	Low
March 31, 2013	$7.90	$5.35
June 30, 2013	$10.41	$7.05
September 30, 2013	$10.89	$8.43
December 31, 2013	$14.90	$9.80

March 31, 2012	$4.50	$3.02
June 30, 2012	$4.99	$3.81
September 30, 2012	$6.20	$4.25
December 31, 2012	$6.37	$3.02

As of March 6, 2014, there were 56 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 2,900.

DIVIDENDS

The Board of Directors of FNHC declared regular quarterly dividends of $0.02 per common share payable on December 28, 2012 and March 4, 2013 to shareholders of record as of December 3, 2012 and February 4, 2013. The Board of Directors of FNHC declared regular quarterly dividends of $0.03 per common share payable on September 3 and December 2, 2013 and March 3, 2014 to shareholders of record as of August 5 and November 4, 2013 and February 3, 2014.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC is permitted to pay to the parent company.

Federated National Holding Company

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2013. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stock holders*	776,021	4.88	750,500

*   Includes the 1998 and 2002 Stock Option Plans and the 2012 Stock Incentive Plan.

For additional information concerning our capitalization please see Footnote 14 to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

ISSUER REPURCHASES

During 2013 and 2012, the Company did not repurchase any common stock under previously announced stock repurchase plans.

SALES OF UNREGISTERED SECURITIES

None.

ITEM 6	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the Years Ended December 31,
	(Amounts in Thousands except Book Value Per Share)

	2013	2012	2011	2010	2009
Balance Sheet Data

Assets:
Cash and investments	$262,156	$151,238	$144,672	$138,691	$142,416
Total assets	316,741	185,888	179,980	184,049	202,889

Liabilities:
Unpaid losses and LAE	61,016	49,908	59,983	66,529	70,611
Unearned premiums	128,343	59,006	47,933	47,136	50,857
Total liabilities	208,247	119,983	121,836	126,118	135,447

Total shareholders' equity	108,494	65,905	58,144	57,931	67,442

Book value per share	$9.95	$8.26	$7.32	$7.29	$8.48

Statutory surplus	76,889	52,012	39,307	40,603	46,810

Federated National Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)

	2013	2012	2011	2010	2009
Operations Data:
Revenue:
Gross premiums written	$243,373	$119,459	$98,269	$96,410	$104,379
Gross premiums ceded	(82,708)	(51,085)	(46,293)	(52,963)	(56,217)

Net premiums written	160,665	68,374	51,976	43,447	48,162

Increase (decrease) in prepaid reinsurance premiums	13,052	2,059	(2,656)	(2,108)	10,163
(Increase) decrease in unearned premiums	(69,336)	(11,074)	(797)	3,721	(10,349)

Net change in prepaid reinsurance premiums and unearned premiums	(56,284)	(9,015)	(3,453)	1,613	(186)

Net premiums earned	104,381	59,359	48,523	45,060	47,976
Commission income	2,646	1,377	994	1,388	1,362
Finance revenue	866	496	518	395	294
Direct written policy fees	6,196	2,007	1,583	1,609	1,620
Net investment income	3,332	3,819	4,079	3,726	3,397
Net realized investment gains	2,881	1,072	2,725	6,777	1,117
Regulatory assessments recovered	-	-	-	857	2,333
Other income	1,435	517	1,741	792	755

Total revenue	121,737	68,647	60,163	60,604	58,854

Expenses:
Losses and LAE	56,410	30,209	30,896	40,088	43,706
Operating and underwriting expenses	14,474	9,996	9,916	10,835	9,681
Salaries and wages	10,188	8,439	8,004	8,611	7,930
Amortization of deferred policy acquisition costs	21,447	13,255	12,347	13,025	13,747

Total expenses	102,519	61,899	61,163	72,559	75,064

Income (loss) before provision for income tax expense (benefit)	19,218	6,748	(1,000)	(11,955)	(16,210)
Provision for income tax expense (benefit)	6,491	2,435	(570)	(3,959)	(5,921)

Net income (loss)	$12,727	$4,313	$(430)	$(7,996)	$(10,289)

Earnings per share data
Net income (loss) per share - basic	$1.50	$0.53	$(0.05)	$(1.01)	$(1.29)
Net income (loss) per share - diluted	$1.45	$0.53	$(0.05)	$(1.01)	$(1.29)

Dividends paid per share	$0.11	$0.02	$-	$0.06	$0.36

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 1,800 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

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

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. In connection with this merger, the Company, FNIC and American Vehicle entered into a Consent Order with the Florida OIR pursuant to which we agreed to certain restrictions on our business operations. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC’s statutory underwriting profit during 2012. See “Regulation– Consent Order.”

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

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2013, $29.7 million or 13.6% of the $218.3 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $29.7 million of homeowners’ premiums produced under this agreement with ISA represents 25.5% of the total increase in the sale of homeowners’ policies during 2013, compared with 2012. This network of agents began writing for FNIC in March 2013. During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2013, 2012 or 2011, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Premium Growth

Gross premiums written increased $123.9 million, or 103.7%, to $243.4 million for 2013, compared with $119.5 million for 2012.  Florida homeowners’ represents 94% and Texas private passenger automobile represents the remaining 6% of the increased premium volume. We believe that our growth in 2013 reflects management’s efforts over several years.  Our success today reflects our goal to be an agent-friendly carrier that provides exceptional service. We have invested in our agent relationships and our staff, have created easy to use systems for the agent, and increased our relevance to the agents’ operations by providing insurance products that meet their market needs.

Our homeowner business contributed $116.5 million or 94.0% of the increased gross written premiums during the year ended December 31, 2013. This increase was the result of:

•	policyholders continuing to renew their FNIC homeowners’ policy,
•	a “flight to quality” in the market by agents who seek quality carriers to place their business,
•	and supporting a marketing team dedicated to promoting the quality and quantity of products and services that we offer.

During 2013, approximately 85% of our policyholders renewed their policies. This high retention rate reflects the confidence that the policyholder and his agent have in our financial stability and strength. Additionally, policyholders have told agents that our professional staff adjusts claims quickly and fairly.

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

Except as described below, we believe that in 2013 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2013. The analysis relies primarily on four actuarial methods: Incurred Loss and DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2013). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

We trended these severities to accident year 2013 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2013.

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

Interim – During 2013 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2013 premised on future emergence inconsistent with historical loss reserve development patterns.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2013	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$10,106	$1,292	$11,398	$23,749	$25	$35,122
Commercial General Liability	2,404	1,099	3,503	13,366	-	16,869
Automobile	5,037	3,211	8,248	752	2,717	6,283

Total	$17,547	$5,602	$23,149	$37,867	$2,742	$58,274

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2012	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$6,295	$1,430	$7,725	$8,855	$141	$16,439
Commercial General Liability	1,197	1,509	2,706	22,677	77	25,306
Automobile	3,456	133	3,589	4,259	3,285	4,563
Fire	5	7	12	83	-	95
Inland Marine	-	-	-	2	-	2

Total	$10,953	$3,079	$14,032	$35,876	$3,503	$46,405

Our reported results, financial position and liquidity would be affected by likely changes in key assumptions that determine our net loss reserves. The table below illustrates the change to equity that would occur as a result of a change in loss and LAE reserves, net of reinsurance.

	Years Ended December 31,
	2013		2012
Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	52,447	3.6%	41,764	4.5%
-7.5%	53,903	2.7%	42,925	3.4%
-5.0%	55,360	1.8%	44,085	2.3%
-2.5%	56,817	0.9%	45,245	1.1%
Base	58,274	-	46,405	-
2.5%	59,731	-0.9%	47,565	-1.1%
5.0%	61,188	-1.8%	48,725	-2.3%
7.5%	62,644	-2.7%	49,885	-3.4%
10.0%	64,101	-3.6%	51,045	-4.5%

(1) Net of tax

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2013, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $51.5 million to a high of $60.9 million, with a best estimate of $55.5 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $54.0 million, and on a GAAP consolidated basis at $61.0 million which when netted with our $2.7 million reinsurance recoverable totals $58.3 million. The Company’s statutory point estimate for its reserves as of December 31, 2013 is 2.6% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2013 Compared with December 31, 2012

Total Investments

Total investments increased $90.6 million, or 69.7%, to $220.7 million as of December 31, 2013, compared with $130.1 million as of December 31, 2012. This increase reflected the $123.9 million increase in gross premiums written compared with 2012 and the $28.1 million in net proceeds from the Company’s November 2013 offering. The excess cash was invested primarily in the bond portfolio.

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

The debt and equity securities that are available for sale and carried at fair value represent 97% of total investments as of December 31, 2013, compared with 94% as of December 31, 2012.

We did not hold any trading investment securities during 2013.

As of December 31, 2013 and 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% is in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is a summary of net unrealized gains at December 31, 2013 and December 31, 2012 by category.

	Unrealized (Losses) and Gains
	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$(213)	$567
Obligations of states and political subdivisions	180	201
Corporate	467	3,760
International	(33)	106
	401	4,634

Equity securities:
Common stocks	9,161	1,887

Total debt and equity securities	$9,562	$6,521

The net unrealized gain of $9.6 million is inclusive of $1.6 million of unrealized losses. The $1.6 million of unrealized losses is inclusive of $0.1 million unrealized losses from equity securities and $1.5 million unrealized losses from debt securities.

The $0.1 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of December 31, 2013.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

The $1.5 million of unrealized losses from debt securities is primarily related to US government obligations and obligations of states and political subdivisions.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2013, in connection with the process, we have not charged any investment losses to operations. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses.

As of December 31, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired, except as noted above, as defined by FASB issued guidance.

The following table summarizes, by type, our investments as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$27,209	12.33%	$27,392	21.06%
Obligations of states and political subdivisions	52,064	23.59%	3,939	3.03%
Corporate	91,941	41.66%	67,313	51.74%
International	3,698	1.68%	3,111	2.39%
	174,912	79.26%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	4,630	2.10%	6,016	4.62%
Corporate	2,475	1.12%	1,203	0.92%
International	109	0.05%	140	0.11%
	7,214	3.27%	7,359	5.65%
Total debt securities	182,126	82.53%	109,114	83.87%

Equity securities, at market:	38,584	17.47%	20,982	16.13%
Total investments	$220,710	100.00%	$130,096	100.00%

Debt securities are carried on the balance sheet at market. At December 31, 2013 and 2012, debt securities had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	December 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

AAA	$24,904	13.67%	$10,967	10.05%
AA	67,374	36.99%	38,733	35.50%
A	46,338	25.44%	31,774	29.12%
BBB	42,979	23.60%	27,640	25.33%
Not rated	531	0.30%	-	0.00%
	$182,126	100.00%	$109,114	100.00%

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, by maturity, the debt securities as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Matures In:
One year or less	$5,180	2.84%	$2,938	2.70%
One year to five years	113,561	62.35%	51,439	47.14%
Five years to 10 years	62,511	34.32%	37,111	34.01%
More than 10 years	874	0.49%	17,626	16.15%
Total debt securities	$182,126	100.00%	$109,114	100.00%

As December 31, 2013, the duration of the bond portfolio was approximately 3.9 years.

As of December 31, 2013 and December 31, 2012, we have classified $7.2 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During 2013 we reclassified $150,000 of our bond portfolio to available-for-sale from held-to-maturity.  During 2012, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Two reinsurers require FNIC to maintain securities with a fair market value of $4.6 million. As of December 31, 2013, FNIC maintained fully funded trust agreements that totaled $4.9 million in favor of the reinsurers. As of December 31, 2012, FNIC maintained fully funded trust agreements that totaled $4.8 million in favor of the reinsurers.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2013 and 2012 respectively, the amount held in trust was $1.0 million.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $20.3 million, or 96.0%, to $41.4 million as of December 31, 2013, compared with $21.1 million as of December 31, 2012. The increase in cash and short-term investments is for a planned reinsurance payment.  We evaluate our asset class allocation on an ongoing basis continually adjust based on economic and business risk.

 Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $0.6 million, or 7.8%, to $7.6 million as of December 31, 2013, compared with $7.0 million as of December 31, 2012 due to the amortization of our payment patterns. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $14.4 million, or 179.4%, to $22.4 million as of December 31, 2013, compared with $8.0 million as of December 31, 2012.

Our homeowners’ insurance premiums receivable increased $13.4 million, or 226.4%, to $19.4 million as of December 31, 2013, compared with $6.0 million as of December 31, 2012, resulting from the increase to gross premiums written during 2013 compared with 2012.

Our commercial general liability insurance premiums receivable decreased $0.2 million, or 33.5%, to $0.3 million as of December 31, 2013, compared with $0.5 million as of December 31, 2012.

Premiums receivable in connection with our automobile line of business increased $1.1 million, or 69.5%, to $2.8 million as of December 31, 2013, compared with $1.7 million as of December 31, 2012.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our allowance for credit losses remained unchanged at $0.1 million as of December 31, 2013, compared with $0.1 million as of December 31, 2012.

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$69	$73
Additions charged to bad debt expense	250	161
Write-downs charged against the allowance	(176)	(165)
Allowance for credit losses at end of year	$143	$69

Reinsurance Recoverable, Net

            Reinsurance recoverable, net, decreased $0.8 million, or 21.7%, to $2.7 million as of December 31, 2013, compared with $3.5 million as of December 31, 2012. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

DPAC

DPAC increased $8.2 million, or 97.0%, to $16.7 million as of December 31, 2013, compared with $8.5 million as of December 31, 2012. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, in conjunction with the increase to gross premiums written during 2013 compared with 2012. An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands)

Balance, beginning of year	$8,479	$7,718
Acquisition costs deferred	29,676	14,016
Amortization expense during year	(21,447)	(13,255)
Balance, end of year	$16,708	$8,479

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred Income Taxes, Net

Deferred income taxes, net, decreased $3.3 million, or 76.8%, to $1.0 million as of December 31, 2013, compared with $4.3 million as of December 31, 2012. Deferred income taxes, net, is comprised of approximately $11.0 million and $10.0 million of deferred tax assets, net of approximately $10.0 million and $5.7 million of deferred tax liabilities as of December 31, 2013 and December 31, 2012. The change in the net deferred tax asset is primarily due to the increase in the deferred tax liability related to deferred acquisition costs, net.

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,157	$1,725
Unearned premiums	6,864	2,629
Discount on advance premiums	243	167
Allowance for credit losses	59	31
Allowance for impairments	21	91
FIGA Guaranty Assessment	-	306
Depreciation & amortization	149	366
Reserve for claims settlements	1,844	809
NOL Carryforward	73	3,259
AMT credit	-	253
Flow-through income or loss	4	-
Stock option expense per ASC 718	550	432
Total deferred tax assets	10,964	10,068
Deferred tax liabilities:

Deferred acquisition costs, net	(6,287)	(3,191)
Dividends Collected vs. Earned	(6)	(18)
Regulatory assessments	(67)	(67)
Unrealized Gain on investment securities	(3,598)	(2,454)
Total deferred tax liabilities	(9,958)	(5,730)
Net deferred tax asset	$1,006	$4,338

Property, Plant and Equipment, net

Property, plant and equipment, net increased $0.3 million, or 64.8%, to $0.9 million as of December 31, 2013, compared with $0.6 million as of December 31, 2012. The change is due primarily to investments in information technology.

Other Assets

Other assets increased $0.5 million, or 20.1%, to $3.2 million as of December 31, 2013, compared with $2.7 million as of December 31, 2012. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Accrued interest income receivable	$1,684	$966
Deposits	327	249
Prepaid expenses	812	478
Receivable for investments sold	-	598
Other	371	367
Total	$3,194	$2,658

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unpaid Losses and LAE

Unpaid losses and LAE increased $11.1 million, or 22.3%, to $61.0 million as of December 31, 2013, compared with $49.9 million as of December 31, 2012, in conjunction with the increase to net premiums earned during 2013 compared with 2012. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$11,399	$19,623	$31,022	$8,276	$6,637	$14,913
Commercial General Liability	3,503	13,231	16,734	2,956	22,310	25,266
Automobile	8,259	5,001	13,260	3,643	6,086	9,729
Total	$23,161	$37,855	$61,016	$14,875	$35,033	$49,908

Please see “Liability for Unpaid Losses and LAE” under “Item 1. Business” for a discussion of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $69.3 million, or 117.5%, to $128.3 million as of December 31, 2013, compared with $59.0 million as of December 31, 2012. The change was due to a $68.0 million increase in unearned homeowners’ insurance premiums, a $0.4 million increase in unearned flood insurance premiums, a $0.5 million increase in unearned commercial general liability premiums and a $0.4 million increase in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $1.3 million, or 56.0%, to $3.8 million as of December 31, 2013, compared with $2.5 million as of December 31, 2012. Premium deposits are monies received on policies not yet in-force as of December 31, 2013.

Income Taxes Payable

Income taxes payable increased to $2.4 million as of December 31, 2013, compare with nothing as of December 31, 2012, in conjunction with the increase to income before provision for income tax expense, net of estimated tax payments made during 2013.

Bank Overdraft

Bank overdraft increased $0.2 million, or 3.6%, to $6.2 million as of December 31, 2013, compared with $6.0 million as of December 31, 2012. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $3.9 million, or 146.7%, to $6.5 million as of December 31, 2013, compared with $2.6 million as of December 31, 2012. The $3.9 million change includes increases of $1.6 million for commissions, $0.8 million for the remittance of recouped assessments, $0.6 million for payroll, $0.6 million for premium taxes and $0.3 million for dividends.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $123.9 million, or 103.7%, to $243.4 million for 2013, compared with $119.5 million for 2012. The following table denotes gross premiums written by major product line. The increase in gross premiums written during 2013 is primarily due to the increase in the sale of homeowners’ policies. During 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Years Ended December 31,
	2013		2012
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$218,349	89.72%	$101,832	85.24%
Commercial General Liability	10,362	4.26%	9,338	7.82%
Federal Flood	6,213	2.55%	5,293	4.43%
Automobile	8,449	3.47%	2,996	2.51%
Gross written premiums	$243,373	100.00%	$119,459	100.00%

The increase in the sale of homeowners’ policies by $116.5 million, or 114.4%, to $218.3 million in 2013, compared with $101.8 million in 2012, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2013, 80.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $216.8 million (a 50.1% reduction of in-force premium), while 72.7% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $61.1 million, (a 37.4 % reduction of in-force premium), as of December 31, 2012.

During 2013, $29.7 million or 13.6% of the $218.3 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $29.7 million of homeowners’ premiums produced under this agreement with ISA represents 25.5% of the total increase in the sale of homeowners’ policies during 2013, compared with 2012. This network of agents began writing for FNIC in March 2013.

During 2013 and 2012, the change to the cumulative wind mitigation credits afforded our policyholders totaled $155.7 million and $29.6 million, respectively.

These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.1% of the pre-credit premium, or $216.8 million, as of December 31, 2013, as compared with 37.4% of the pre-credit premium, or $61.1 million, as of December 31, 2012.

Our in-force homeowners’ policies increased by approximately 55,300, or approximately 91%, to approximately 116,400 as of December 31, 2013, as compared with approximately 61,100 as of December 31, 2012.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. In 2013 our voluntary program rate indications did not indicate the need for adjustment. In 2012 we were approved for a 4.8% and 0.9% rate increase on our voluntary property book of homeowners’ business. In 2011 our voluntary rate increase of 20% was approved.

Similarly, for the policies we assumed from Citizens Property Insurance Corporation (“Citizens”) in 2009, we received approval for a 14.8% increase in 2013 and a 14.1% rate increase in 2012. In 2011 we received approval for a 13.9% increase. Our voluntary program was 97.7%, 90.0%, and 79.2% of the total homeowner program, for the years ending December 31, 2013, 2012, and 2011, respectively.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our earnings can also be impacted by our ratings, such as the rating of FNIC by Demotech, Inc. (“Demotech”). FNIC’s rating as of December 31, 2013 was "A" ("Exceptional"). For more information regarding our rating and the impact of a change or withdrawal of our rating, please see “Business-Regulation-Industry Rating Services.”

The Company’s sale of commercial general liability policies increased by $1.1 million to $10.4 million for 2013, compared with $9.3 million for 2012. The primary factor for this increase has been renewal retention combined with new business growth.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$9,572	92.37%	$8,639	92.52%
Louisiana	150	1.45%	217	2.32%
Texas	547	5.28%	426	4.56%
Other	93	0.90%	56	0.60%
Total	$10,362	100.00%	$9,338	100.00%

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of auto insurance policies increased by $5.4 million to $8.4 million for 2013, compared with $3.0 million for 2012. The primary factor for this increase has been renewal retention combined with new Texas business growth for which 2013 was the first full year of operations.

Gross Premiums Ceded

Gross premiums ceded increased to $82.7 million for 2013, compared with $51.1 million for 2012. Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $69.7 million, $0.5 million, $6.2 million and $6.3 million for 2013. Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $43.3 million, $0.5 million, $5.3 million and $2.0 million for 2012.

The increased homeowners’ gross premiums ceded is due to an additional 75.7% of reinsurance coverage purchased for the 2013-2014 season as compared with the 2012 - 2013 season.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $13.1 million in 2013, compared with $2.1 million in 2012. The benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $69.3 million for 2013, compared with $11.1 million in 2012. The 2013 charge to written premium was due to a $68.0 million increase in unearned homeowners’ insurance premiums, a $0.4 million increase in unearned flood premiums, a $0.5 million increase in unearned commercial general liability premiums and a $0.4 million increase in unearned automobile insurance premiums during 2013. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned

Net premiums earned increased $45.0 million, or 75.8%, to $104.4 million for 2013, compared with $59.4 million for 2012. The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$92,793	88.89%	$49,209	82.90%
Commercial General Liability	9,432	9.04%	9,196	15.49%
Automobile	2,156	2.07%	954	1.61%
Net premiums earned	$104,381	100.00%	$59,359	100.00%

The $43.6 million increase in homeowners’ net premiums earned is due to a $116.5 million increase in gross written premium as discussed, a $26.4 million increase in gross premiums ceded and a $46.5 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.2 million increase in commercial general liability net premiums earned is a result of a $1.0 million increase in gross written premium, a less than $0.1 million decrease in gross premiums ceded and a $0.8 million increase in the net change to unearned premium.

The $1.2 million increase in automobile net premiums earned is a result of a $5.5 million increase in gross written premium as discussed, a $4.3 million increase in gross premiums ceded and a less than $0.1 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $1.2 million, or 92.2%, to $2.6 million for 2013, compared with $1.4 million for 2012. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Direct Written Policy Fees

Direct written policy fees increased $4.2 million, or 208.8%, to $6.2 million for 2013, compared with $2.0 million for 2012. The change is attributed to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income decreased $0.5 million, or 12.7%, to $3.3 million for 2013, compared with $3.8 million for 2012.

Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 1.8% and 2.0%, respectively, for 2013. Our investment yield, net and gross of investment expenses, excluding equities and including cash, was 2.5% and 2.8%, respectively, for 2012.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 2.1% and 2.4%, respectively, for 2013. The primary reason for our lower investment yield in 2013 pertained to selling higher yielding and longer duration bonds, purchasing shorter duration and lower yielding bonds to protect our bond portfolio against principal erosion. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, was 2.6% and 2.9%, respectively, for 2012.

See also “Analysis of Financial Condition As of December 31, 2013 Compared with December 31, 2012 – Investments” for a further discussion on our investment portfolio.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations
\
Net Realized Investment Gains

Net realized investment gains were $2.9 million for 2013, compared with $1.1 million for 2012. Specifically, net realized gains for equity securities were $2.2 million for 2013, compared with net realized losses of $0.3 million for 2012. For debt securities, net realized gains were $0.7 million for 2013, compared with $1.4 million for 2012. Our managers are authorized to sell securities at their discretion. During 2013, our equity managers took advantage of prevailing market opportunities and sold equities to lock in gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During 2013, pursuant to guidelines prescribed in FASB issued guidance, we have not charged to operations any investment losses. During 2012, pursuant to guidelines prescribed in FASB issued guidance, we charged to operations, realized investment losses of $44,000. In reaching a conclusion that a security is either other than temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as S&P and Moody’s, as well as information released via the general media channels.

The table below depicts the net realized investment gains by investment category during 2013 and 2012.

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands)
Realized gains:
Debt securities	$1,690	$1,783
Equity securities	2,858	1,403
Total realized gains	4,548	3,186

Realized losses:
Debt securities	(1,001)	(391)
Equity securities	(666)	(1,723)
Total realized losses	(1,667)	(2,114)
Net realized gains on investments	$2,881	$1,072

Other Income

Other income increased $0.9 million, or 177.3%, to $1.4 million for 2013, compared with $0.5 million for 2012. The increase is primarily due to the recoupment of assessments previously expensed in connection with the Florida Insurance Guaranty Association (“FIGA”).

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

Losses and LAE increased by $26.2 million, or 86.7%, to $56.4 million for 2013, compared with $30.2 million for 2012. The overall change includes a $26.7 million increase in our homeowners’ program, a $2.5 million decrease in our commercial general liability program and a $2.0 million increase in connection with our automobile program.

The increase to losses and LAE for 2013, compared with 2012, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during 2013. The increase to losses and LAE was more than offset by the increase to net premiums earned during this same period.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2013			December 31, 2012
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$11,399	$19,623	$31,022	$8,276	$6,637	$14,913
Commercial General Liability	3,503	13,231	16,734	2,956	22,310	25,266
Automobile	8,259	5,001	13,260	3,643	6,086	9,729
Total	$23,161	$37,855	$61,016	$14,875	$35,033	$49,908

Please see “Liability for Unpaid Losses and LAE” under “Item 1 Business” for a further discussion of the factors that affect unpaid losses and LAE.

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $11.1 million during 2013. This overall change includes a $16.1 million increase in reserves for our homeowners’ program, a $3.5 million increase in reserves for our automobile program and an $8.5 million decrease in reserves for our commercial general liability program.

Our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2013 was 54.0% compared with 50.9% for the same period in 2012. The increase to our loss ratio is due to the $26.2 million increase in losses and LAE measured against the $45.0 million increase in net premium earned during 2013 as compared with the same period in 2012.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2013	2012
Homeowners'	56.27%	51.86%
Commercial General Liability	5.49%	32.86%
Automobile	170.79%	175.08%
All lines	54.04%	50.89%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $4.5 million, or 44.8%, to $14.5 million for 2013, compared with $10.0 million for 2012. The change is primarily due to a $2.5 million increase in premium tax expense, a $0.5 million increase in postage, a $0.9 million increase in surveys and underwriting reports, a $0.2 million increase in rent, a $0.2 million increase in computer service fees and a $0.2 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $1.8 million, or 20.7%, to $10.2 million for 2013, compared with $8.4 million for 2012 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $0.4 million during 2013, compared with approximately $0.3 million for 2012.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs increased $8.1 million, or 61.8%, to $21.4 million for 2013, compared with $13.3 million for 2012, which corresponds to the increase in net premiums earned during this same period.

 Amortization of deferred policy acquisition costs, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Tax Expense

The provision for income tax expense was $6.5 million for 2013, compared with $2.4 million for 2012. The effective rate for income taxes was 33.8% for 2013, compared with 36.1% for 2012.

Net Income

Net income increased $8.4 million, or 195.1%, to $12.7 million for 2013, compared with $4.3 million for 2012.

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

Direct Written Policy Fees

Direct written policy fees increased $0.4 million, or 26.8%, to $2.0 million for 2012, compared with $1.6 million for 2011. The change is attributed to the increase in gross premiums written during this same period.

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

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2012	2011
Homeowners'	51.86%	57.79%
Commercial General Liability	32.86%	60.11%
Automobile	175.08%	181.67%
All lines	50.89%	63.67%

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

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs, increased $1.0 million, or 7.4%, to $13.3 million for 2012, compared with $12.3 million for 2011. Policy acquisition costs - amortization, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2013 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2014	2015	2016	2017	Thereafter
Unpaid Losses and LAE	$61,016	$36,219	$14,589	$6,712	$2,343	$1,153
Operating leases	1,356	392	400	408	156	-
Total	$62,372	$36,611	$14,989	$7,120	$2,499	$1,153

LIQUIDITY AND CAPITAL RESOURCES

In 2013, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, issuance of common stock, increased unpaid losses and LAE, increased accounts payable and accrued expenses, increased income taxes payable and decreased deferred income tax expense. Additional sources of capital included amortization of investment premium discount, net, increased premium deposits and customer credit balances,  exercised stock options,  decreased reinsurance recoverable, net, non-cash compensation, depreciation and amortization, increased bank overdraft and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

 In 2013, 2012 and 2011, net cash provided by operating activities was $79.7 million, $1.5 million and $4.1 million, respectively.

In 2013, operations generated $106.3 million of gross cash flow, due to a $69.3 million increase in unearned premiums, an $11.1 million increase in unpaid losses and LAE, a $3.8 million increase in accounts payable and accrued expenses, a $2.4 million increase in income taxes payable and a $2.2 million decrease in deferred income tax expense. Additional sources of cash included $1.8 million of amortization of investment premium discount, net, a $1.4 million increase in premium deposits and customer credit balances, a $0.8 million decrease in reinsurance recoverable, net, $0.3 million non-cash compensation, $0.3 million depreciation and amortization and a $0.2 million increase in bank overdraft, all in conjunction with $12.7 million of net income.

In 2013, operations used $26.6 million of gross cash flow primarily due to a $14.3 million increase in premiums receivable, an $8.2 million increase in policy acquisition costs, net of amortization and $2.9 million of net realized investment gains. Additional uses of cash included a $0.6 million increase in prepaid reinsurance premiums, a $0.5 million increase in other assets and a $0.1 million decrease in recovery for uncollectible premiums receivable.

In 2013, net cash used by investing activities was $87.1 million. In 2012 and 2011, net cash provided and used by investing activities was $4.3 million and $5.2 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2013, investing activities generated $106.2 million and used $193.3 million.

In 2013, net cash provided by financing activities was $27.7 million. In 2012 and 2011, net cash provided by financing activities was less than $0.1 million.  In 2013, the sources of cash in connection with financing activities included $27.9 million from issuance of common stock, $0.9 million from exercised stock options and a $0.1 million tax benefit related to non-cash compensation. In 2013, the use of cash in connection with financing activities was $1.2 million of dividends paid.

We offer direct billing in connection with our homeowners’ and commercial general liability programs. Direct billing is an agreement in which the insurance company accepts from the insured, as a receivable, a promise to pay the premium, as opposed to requiring the full amount of the policy at policy inception, either directly from the insured or from a premium finance company. The advantage of direct billing a policyholder by the insurance company is that we are not reliant on a credit facility, but remain able to charge and collect interest from the policyholder.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed above, we have experienced significant growth, as evidenced by the 103.7% increase in gross premiums written during the twelve months of 2013 as compared with the same period in 2012 and the 91.0% increase in the number of our in-force homeowners’ policies during 2013.

We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. FNIC’s statutory capital and surplus was $76.9 million and $52.1 million as of December 31, 2013 and 2012, respectively. FNIC’s statutory net income was $3.6 million, $6.6 million and $0.8 million for 2013, 2012 and 2011, respectively. FNIC’s statutory non-admitted assets were nearly nothing and nearly nothing as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, 2012, and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2013
	(Dollars in Thousands except EPS)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue:
Net premiums earned	$18,261	$23,742	$27,315	$35,063
Other revenue	3,607	4,436	4,605	4,708
Total revenue	21,868	28,178	31,920	39,771

Expenses:
Losses and LAE	9,323	12,821	14,439	19,827
Other expenses	8,813	11,302	12,695	13,299
Total expenses	18,136	24,123	27,134	33,126

Income before provision for income tax expense	3,732	4,055	4,786	6,645
Provision for income tax expense	1,397	1,511	1,504	2,079

Net income	$2,335	$2,544	$3,282	$4,566

Basic net income per share	$0.29	$0.32	$0.41	$0.48

Fully diluted net income per share	$0.29	$0.31	$0.39	$0.46

Weighted average number of common shares outstanding	7,983	8,020	8,067	9,391

Weighted average number of common shares outstanding (assuming dilution)	8,127	8,274	8,346	9,731

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

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2013 and 2012, we had no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2013, approximately 85% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 96% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments as of December 31, 2013 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2014	2015	2016	2017	2018	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$495	$3,143	$415	$3,669	$4,005	$10,867	$22,594	$22,456
Obligations of states and political subdivisions	2,275	5,835	8,995	5,540	6,685	17,300	46,630	52,064
Corporate securities	2,163	9,513	15,410	13,476	14,869	26,498	81,929	87,757
International securities	-	440	1,346	280	440	1,172	3,678	3,807
Collateralized mortgage obligations	127	2,349	4,069	964	4,646	2,990	15,145	16,042
Equity securities, at market	-	-	-	-	-	-	-	38,584
All investments	$5,060	$21,280	$30,235	$23,929	$30,645	$58,827	$169,976	$220,710

Weighted average interest rate by expected maturity:
United States government obligations and authorities	1.75%	0.26%	2.18%	0.65%	1.15%	1.97%	1.37%
Obligations of states and political subdivisions	5.00%	4.40%	4.81%	4.79%	4.91%	4.83%	4.79%
Corporate securities	4.89%	4.02%	3.76%	4.32%	4.37%	5.11%	4.46%
International securities	0.00%	0.71%	1.97%	1.50%	1.99%	5.11%	2.79%
Collateralized mortgage obligations	5.56%	4.73%	5.50%	4.14%	4.01%	4.39%	4.62%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.65%	3.58%	4.21%	3.83%	3.98%	4.41%	4.12%

Federated National Holding Company

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Federated National Holding Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Federated National Holding Company
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Federated National Holding  Company as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated National Holding Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

De Meo Young McGrath
A Goldstein Schechter Koch, P.A. Company

Fort Lauderdale, Florida
March 17, 2014

Federated National Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	Period Ending
	December 31, 2013	December 31, 2012
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$174,912	$101,755
Debt maturities, held to maturity, at amortized cost	7,214	7,359
Equity securities, available for sale, at fair value	38,584	20,982

Total investments	220,710	130,096

Cash and short term investments	41,446	21,143
Prepaid reinsurance premiums	7,592	7,045
Premiums receivable, net of allowance for credit losses of $143 and $69, respectively	22,414	8,023
Reinsurance recoverable, net	2,742	3,503
Deferred policy acquisition costs	16,708	8,479
Deferred income taxes, net	1,006	4,338
Income taxes receivable	-	39
Property, plant and equipment, net	929	564
Other assets	3,194	2,658

Total assets	$316,741	$185,888

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$61,016	$49,908
Unearned premiums	128,343	59,006
Premiums deposits and customer credit balances	3,833	2,458
Bank overdraft	6,203	5,987
Income taxes payable	2,379	-
Accounts payable and accrued expenses	6,473	2,624

Total liabilities	208,247	119,983

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 10,901,716 and 7,979,488, respectively	109	80
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	80,525	51,356
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	5,964	4,067
Total accumulated other comprehensive income	5,964	4,067
Retained earnings	21,896	10,402
Total shareholders' equity	108,494	65,905
Total liabilities and shareholders' equity	$316,741	$185,888

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Twelve Months Ended December 31,
	2013	2012	2011
	(Dollars in Thousands except EPS and Share and Dividend Data)
Revenue:
Gross premiums written	$243,373	$119,459	$98,269
Gross premiums ceded	(82,708)	(51,085)	(46,293)

Net premiums written	160,665	68,374	51,976

Increase (decrease) in prepaid reinsurance premiums	13,052	2,059	(2,656)
Increase in unearned premiums	(69,336)	(11,074)	(797)

Net change in prepaid reinsurance premiums and unearned premiums	(56,284)	(9,015)	(3,453)

Net premiums earned	104,381	59,359	48,523
Commission income	2,646	1,377	994
Finance revenue	866	496	518
Direct written policy fees	6,196	2,007	1,583
Net investment income	3,332	3,819	4,079
Net realized investment gains	2,881	1,072	2,725
Other income	1,435	517	1,741

Total revenue	121,737	68,647	60,163

Expenses:
Losses and LAE	56,410	30,209	30,896
Operating and underwriting expenses	14,474	9,996	9,916
Salaries and wages	10,188	8,439	8,004
Amortization of deferred policy acquisition costs	21,447	13,255	12,347

Total expenses	102,519	61,899	61,163

Income (loss) before provision for income tax expense (benefit)	19,218	6,748	(1,000)
Provision for income tax expense (benefit)	6,491	2,435	(570)

Net income (loss)	$12,727	$4,313	$(430)

Net income (loss) per share - basic	$1.50	$0.53	$(0.05)

Net income (loss) per share - diluted	$1.45	$0.53	$(0.05)

Weighted average number of common shares outstanding - basic	8,505,967	7,951,906	7,946,384

Weighted average number of common shares outstanding - diluted	8,772,060	8,016,110	7,946,384

Dividends paid per share	$0.11	$0.02	$-

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Net income (loss)	$12,727	$4,313	$(430)

Change in net unrealized gains on investments available for sale	3,041	5,114	572

Comprehensive income before tax	15,768	9,427	142

Income tax expense related to items of other comprehensive income (loss)	(1,144)	(1,924)	(215)

Comprehensive income (loss)	$14,624	$7,503	$(73)

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Comprehensive (Loss) Income	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	(Dollars in Thousands)

Balance as of December 31, 2010		$79	$50,654	$520	$6,678	$57,931

Net loss	(430)				(430)	(430)
Cash dividends					-	-
Treasury stock acquired
Shares based compensation			286			286
Net unrealized change in investments, net of tax effect of ($215)	357			357		357
Comprehensive loss	$(73)

Balance as of December 31, 2011		$79	$50,940	$877	$6,248	$58,144

Net income	$4,313				4,313	4,313
Cash dividends					(159)	(159)
Treasury stock acquired						-
Stock options exercised		1	128			129
Shares based compensation			288			288
Net unrealized change in investments, net of tax effect of ($1,924)	3,190			3,190		3,190
Comprehensive income	$7,503

Balance as of December 31, 2012		$80	$51,356	$4,067	$10,402	$65,905

Net income	$12,727				12,727	12,727
Cash dividends					(1,233)	(1,233)
Stock issued for capital raised		28	27,851			27,879
Treasury stock acquired						-
Stock options exercised		1	857			858
Shares based compensation			461			461
Net unrealized change in investments,net of tax effect of ($1,144)	1,897			1,897		1,897
Comprehensive income	$14,624

Balance as of December 31, 2013		$109	$80,525	$5,964	$21,896	$108,494

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$12,727	$4,313	$(430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of investment premium discount, net	1,761	1,356	1,249
Depreciation and amortization of property plant and equipment, net	263	195	168
Net realized investment gains	(2,881)	(1,072)	(2,725)
Non-cash impairment recognition	-	(44)	-
(Recovery) provision for credit losses, net	-	(12)	18
(Recovery) provision for uncollectible premiums receivable	(74)	5	(5)
Non-cash compensation	293	188	196
Changes in operating assets and liabilities:
Premiums receivable	(14,317)	(2,412)	29
Prepaid reinsurance premiums	(546)	1,293	2,076
Reinsurance recoverable, net	761	(1,415)	5,951
Income taxes recoverable	39	(39)	2,393
Deferred income tax expense, net of other comprehensive income (loss)	2,188	2,350	(912)
Policy acquisition costs, net of amortization	(8,229)	(761)	161
Other assets	(536)	(552)	(308)
Unpaid losses and LAE	11,108	(10,075)	(6,547)
Unearned premiums	69,336	11,074	797
Premium deposits and customer credit balances	1,376	(347)	441
Income taxes payable	2,379	(77)	77
Bank overdraft	216	(1,942)	498
Accounts payable and accrued expenses	3,849	(486)	956
Net cash provided by operating activities	79,713	1,540	4,083
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	106,173	90,449	108,318
Purchases of investment securities available for sale	(192,627)	(86,203)	(113,251)
Purchases of property and equipment	(629)	83	(243)
Net cash (used) provided by investing activities	(87,083)	4,329	(5,176)
Cash flow provided by financing activities:
Exercised stock options	$858	$128	$-
Dividends paid	(1,232)	(159)	-
Issuance of common stock	27,879	-	-
Tax benefit related to non-cash compensation	168	100	92
Net cash provided by financing activities	27,673	69	92
Net increase (decrease) in cash and short term investments	20,303	5,938	(1,001)
Cash and short term investments at beginning of period	21,143	15,205	16,206
Cash and short term investments at end of period	$41,446	$21,143	$15,205

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	For the Years Ended December 31,
(continued)	2013	2012	2011
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,870	$165	$-
Non-cash investing and finance activities:
Accrued dividends payable	$330	$159	$-

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 1,800 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

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
December 31, 2013

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

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2013, $29.7 million or 13.6% of the $218.3 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $29.7 million of homeowners’ premiums produced under this agreement with ISA represents 25.5% of the total increase in the sale of homeowners’ policies during 2013, compared with 2012. This network of agents began writing for FNIC in March 2013. During 2012, 85.3%, 7.8%, 4.4% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2013, 2012 or 2011, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Loss and loss adjustment expenses (“LAE”) are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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
December 31, 2013

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

(f) UNPAID LOSSES AND LAE

Unpaid losses and LAE are determined by establishing liabilities in amounts estimated to cover incurred losses and LAE. Such liabilities are determined based upon our assessment of claims pending and the development of prior years' loss liability. These amounts include liabilities based upon individual case estimates for reported losses and LAE and estimates of such amounts that are incurred but not yet reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

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
December 31, 2013

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

(k) REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2013, all reinsurance recoverables are considered current and deemed collectable.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

In February 2013, the FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified in its entirety in net income.  For other amounts that are not required to be reclassified to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of these amendments did not have a material impact on our financial condition, results of operations or cash flows.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
December 31, 2013

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

•	Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

•	Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

•	We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

•	Our January 2011 Consent Order with the Florida OIR, as amended in February 2013, limits our business in certain respects and may prevent us from growing our business.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

•	If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

•	We may require additional capital in the future which may not be available or only available on unfavorable terms.

•	Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

•	We may experience financial exposure from climate change.

•	Our loss reserves may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

•	Our revenues and operating performance may fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

•	Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

•	We may experience a loss due to the concentration of credit risk.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain.

•	Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

•	Our insurance company is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

•	Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

•	We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

•	Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate insurance, which could limit or halt our growth and harm our business.

•	We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

•	We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

•	Nonstandard automobile insurance historically has a higher frequency of claims than standard automobile insurance, thereby increasing our potential for loss exposure beyond what we would be likely to experience if we offered only standard automobile insurance.

•	Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

•	Our success depends on our ability to accurately price the risks we underwrite.

•	Current operating resources are necessary to develop future new insurance products.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

•	Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

•	Our participation in the new Florida Property Insurance Clearinghouse may not result in an increase in our premium revenue.

•	Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

•	New homeowners’ insurance operations outside of the State of Florida may not be profitable.

•	We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

Risks Related to an Investment in Our Shares

•	Our stock price in recent years has been volatile and is likely to continue to be volatile. As a result, the market price of our common stock may drop below the price you pay, and you may not be able to resell your shares at a profit.

•	If we report a material weakness in our internal controls and procedures, we may lose investor confidence and remedial measures may be costly.

•	Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

•	We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

•	Provisions in our articles of incorporation and our bylaws, as amended, and the Florida Business Corporation Act could make it more difficult to acquire us and may reduce the market price of our common stock.

•	As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

•	Future sales of our common stock may depress our stock price.

 (q) FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2013 and 2012. Changes in interest rates subsequent to December 31, 2013 may affect the fair value of our investments. Refer to Footnote 21 of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2013 and 2012 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r) STOCK OPTION PLANS

During the year ended December 31, 2013, the Company had three stock-based employee compensation plans, which are described later in Footnote 14, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2013, 2012 and 2011 include:

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

 (s) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years and furniture and fixtures - 7 years. We capitalize betterments and any other expenditure in excess of $1,000 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2013.

(t) RECLASSIFICATIONS

The 2012 and 2011 financial statement amounts have not been reclassified to conform to the 2013 presentations.

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

(3) INVESTMENTS

Total investments increased $90.6 million, or 69.7%, to $220.7 million as of December 31, 2013, compared with $130.1 million as of December 31, 2012. This increase reflected the $123.9 million increase in gross premiums written compared with 2012 and the $28.1 million in net proceeds from the Company’s November 2013 offering. The excess cash was invested primarily in the bond portfolio.

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

The debt and equity securities that are available for sale and carried at fair value represent 97% of total investments as of December 31, 2013, compared with 94% as of December 31, 2012.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

We did not hold any trading investment securities during 2013.

As of December 31, 2013 and 2012, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% is in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds. As of December 31, 2012, 69% of our debt portfolio was in diverse industries and 31% is in United States government bonds. As of December 31, 2012, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2013, in connection with the process, we have not charged any investment losses to operations. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses.

As of December 31, 2013 and December 31, 2012, respectively, all of our securities are in good standing and not impaired, except as noted above, as defined by FASB issued guidance.

As of December 31, 2013 and December 31, 2012, we have classified $7.2 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During 2013 we reclassified $150,000 of our bond portfolio to available-for-sale from held-to-maturity.  During 2012, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

During April 2006, American Vehicle finalized a $15.0 million irrevocable letter of credit in conjunction with the 100% Quota Share Reinsurance Agreement with Republic Underwriters Insurance Company (“Republic”) which was terminated in April 2007. During 2010, the letter of credit in favor of Republic was replaced by a fully funded trust agreement. As of December 31, 2013 and 2012 respectively, the amount held in trust was $1.0 million.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(a) DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$27,209	12.33%	$27,392	21.06%
Obligations of states and political subdivisions	52,064	23.59%	3,939	3.03%
Corporate	91,941	41.66%	67,313	51.74%
International	3,698	1.68%	3,111	2.39%
	174,912	79.26%	101,755	78.22%
Debt securities, at amortized cost:
United States government obligations and authorities	4,630	2.10%	6,016	4.62%
Corporate	2,475	1.12%	1,203	0.92%
International	109	0.05%	140	0.11%
	7,214	3.27%	7,359	5.65%
Total debt securities	182,126	82.53%	109,114	83.87%

Equity securities, at market:	38,584	17.47%	20,982	16.13%
Total investments	$220,710	100.00%	$130,096	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013		2012
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$1,690	$41,256	$1,783	$50,950
Equity securities	2,858	12,052	1,403	6,709
Total realized gains	4,548	53,308	3,186	57,659

Debt securities	(1,001)	43,239	(391)	13,291
Equity securities	(666)	3,564	(1,723)	6,560
Total realized losses	(1,667)	46,803	(2,114)	19,851

Net realized gains on investments	$2,881	$100,111	$1,072	$77,510

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2013 and 2012 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
December 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$27,422	$186	$399	$27,209
Obligations of states and political subdivisions	51,883	303	122	52,064
Corporate	91,475	1,233	767	91,941
International	3,731	5	38	3,698
	$174,511	$1,727	$1,326	$174,912

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,630	$32	$326	$4,336
Corporate	2,475	22	17	2,480
International	109	-	1	108
	$7,214	$54	$344	$6,924

Equity securities - common stocks	$29,423	$9,436	$275	$38,584

December 31, 2012
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$26,825	$632	$65	$27,392
Obligations of states and political subdivisions	3,738	202	1	3,939
Corporate	63,553	3,794	34	67,313
International	3,005	107	1	3,111
	$97,121	$4,735	$101	$101,755

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$6,016	$149	$12	$6,153
Corporate	1,203	61	2	1,262
International	140	-	1	139
	$7,359	$210	$15	$7,554

Equity securities - common stocks	$19,095	$2,505	$618	$20,982

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$399	$391	$8
Obligations of states and political subdivisions	122	122	-
Corporate	767	761	6
International	38	38	-
	1,326	1,312	14
Equity securities:
Common stocks	275	148	127

Total debt and equity securities	$1,601	$1,460	$141

Below is a summary of debt securities at December 31, 2013 and 2012 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$5,161	$5,181	$2,925	$2,944
Due after one through five years	113,027	113,561	49,826	51,523
Due after five through ten years	62,656	62,220	35,070	37,182
Due after ten years	881	874	16,659	17,660

Total	$181,725	$181,836	$104,480	$109,309

United States Treasury notes with a book value of $62,490 and $2,193,814, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $63,481 and $2,193,300, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2012, as required by law for FNIC, and are included with other investments held until maturity.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Interest on debt securities	$2,850	$3,380	$3,681
Dividends on equity securities	478	436	394
Interest on cash and cash equivalents	4	3	4

Total investment income	$3,332	$3,819	$4,079

Net realized gains	$2,881	$1,072	$2,725

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities in 2013, 2012 and 2011 were approximately $106.1 million, $90.4 million and $108.3 million, respectively.

A summary of net realized investment gains and increases in net unrealized gains follows.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Net realized gains
Debt securities	$689	$1,392	$2,974
Equity securities	2,192	(320)	(249)

Total	$2,881	$1,072	$2,725

Net unrealized gains
Debt securities	$401	$4,634	$2,345
Equity securities	9,161	1,887	(939)

Total	$9,562	$6,521	$1,406

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands)

Computer equipment	$4,621	$3,993
Property, plant and equipment, gross	4,621	3,993
Accumulated depreciation	(3,692)	(3,429)
Property, plant and equipment, net	$929	$564

Depreciation of property, plant, and equipment was $263,334, $195,078 and $167,753 during 2013, 2012 and 2011, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(5) REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the reinsurance treaties on the financial statements is as follows.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Premium written
Direct and Assumed	$243,374	$119,459	$98,269
Ceded	(82,709)	(51,085)	(46,293)
	$160,665	$68,374	$51,976
Premiums earned
Direct and Assumed	$174,037	$109,312	$97,473
Ceded	(69,656)	(49,953)	(48,950)
	$104,381	$59,359	$48,523
Losses and LAE incurred
Direct and Assumed	$59,820	$33,329	$33,055
Ceded	(3,410)	(3,120)	(2,159)
	$56,410	$30,209	$30,896

	As of December 31,
	2013	2012
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct and Assumed	$61,015	$49,908
Ceded	(2,742)	(3,503)

	$58,273	$46,405

Unearned premiums
Direct and Assumed	$128,343	$59,006
Ceded	(37,135)	(24,083)

	$91,208	$34,923

The Company holds collateral under related reinsurance agreements in the form of fully funded trust agreements totaling $4.9 million that can be drawn on for amounts that remain unpaid for more than 120 days.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(6) UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance at January 1	$49,908	$59,983	$66,529
Less reinsurance recoverables	(3,503)	(2,088)	(6,809)
Net balance at January 1	$46,405	$57,895	$59,720

Incurred related to
Current year	$56,209	$31,636	$31,893
Prior years	201	(1,427)	(997)
Total incurred	$56,410	$30,209	$30,896

Paid related to
Current year	$22,695	$15,892	$13,672
Prior years	21,846	25,807	19,048
Total paid	$44,541	$41,699	$32,720

Net balance at period end	$58,274	$46,405	$57,896
Plus reinsurance recoverables	2,742	3,503	2,087
Balance at period end	$61,016	$49,908	$59,983

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $0.2 million for the year ended December 31, 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

For the year ended December 31, 2013, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $51.5 million to a high of $60.9 million, with a best estimate of $55.5 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $54.0 million, and on a GAAP consolidated basis at $61.0 million which when netted with our $2.7 million reinsurance recoverable totals $58.3 million. The Company’s statutory point estimate for its reserves as of December 31, 2013 is 2.6% below our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2013. The analysis relies primarily on four actuarial methods: Incurred Loss and DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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
December 31, 2013

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2013). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

We trended these severities to accident year 2013 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2013.

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

Interim – During 2013 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2013 premised on future emergence inconsistent with historical loss reserve development patterns.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(7) INCOME TAXES

A summary of the provision for income tax expense (benefit) is as follows.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Federal
Current	$4,289	$63	$310
Deferred	1,393	2,052	(490)
Provision for Federal income tax expense (benefit)	5,682	2,115	(180)
State
Current	-	-	-
Deferred	809	320	(390)
Provision for state income tax expense (benefit)	809	320	(390)
Provision for income tax expense (benefit)	$6,491	$2,435	$(570)

The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense (benefit) as follows.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Computed expected tax expense (benefit) provision, at federal rate	$6,535	$2,294	$(341)
State tax, net of federal deduction expense (benefit)	698	245	(36)
Tax-exempt interest	(31)	(26)	(41)
Dividend received deduction	(97)	(88)	(80)
Stock option expense and other permanent differences	(34)	72	87
AMT Tax credit	-	(113)	-
True-up	(306)	-	-
Other	(274)	51	(159)
Provision for income tax expense (benefit)	$6,491	$2,435	$(570)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,157	$1,725
Unearned premiums	6,864	2,629
Discount on advance premiums	243	167
Allowance for credit losses	59	31
Allowance for impairments	21	91
FIGA Guaranty Assessment	-	306
Depreciation & amortization	149	366
Reserve for claims settlements	1,844	809
NOL Carryforward	73	3,259
AMT credit	-	253
Flow-through income or loss	4	-
Stock option expense per ASC 718	550	432
Total deferred tax assets	10,964	10,068
Deferred tax liabilities:

Deferred acquisition costs, net	(6,287)	(3,191)
Dividends Collected vs. Earned	(6)	(18)
Regulatory assessments	(67)	(67)
Unrealized Gain on investment securities	(3,598)	(2,454)
Total deferred tax liabilities	(9,958)	(5,730)
Net deferred tax asset	$1,006	$4,338

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

The Company has recorded a net deferred tax asset of $1.0 million and $4.3 million as of December 31, 2013 and December 31, 2012, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2010 - 2012 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return is currently under review by the IRS. The 2012 federal and state income tax returns were filed by the extended due date in the third quarter of 2013. The 2013 federal and state income tax returns have been extended as of March 2014 and will be timely filed in the third quarter of 2014.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Consent Order

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) at 35% of its entire homeowners’ book. As of December 31, 2013, the Company had approximately 18.3% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

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
December 31, 2013

Other Regulatory Requirements and Restrictions

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires FNIC to maintain capital and surplus equal to the greater of 10% of its’ liabilities or a statutory minimum capital and surplus as defined in the Code. FNIC is required to have a minimum capital surplus of $5.0 million.

At December 31, 2013, 2012 and 2011, FNIC’s statutory capital surplus was $76.9 million, $52.1 million and $39.3 million, respectively.

An insurance company is also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2013, 2012 and 2011, FNIC was in compliance with the prescribed premium-to-surplus ratio.

We had bonds with a carrying value of approximately $2.3 million and $2.2 million pledged to the Florida OIR, as of December 31, 2013 and 2012, respectively, in accordance with regulatory requirements.

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

No dividends were paid by FNIC or American Vehicle in 2013, 2012 and 2011, and none are anticipated in 2014. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Based upon the 2013 and 2012 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 312.1%, 474.4% and 409.7% at December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, FNIC was outside NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to change in net writings, investment yield and estimated current reserve deficiency to policyholders’ surplus.

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

There was no action taken by the Florida OIR in connection with the December 31, 2012 or 2011 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2013 IRIS ratios, although there can be no assurance that will be the case.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The table below reflects the range and test results for FNIC for the years ended December 31, 2013 and 2012, respectively.

IRIS Ratios	Unusual Values Equal to Or		2013		2012
	Over	Under	FNIC		FNIC

Gross Premiums to Policyholders' Surplus	900	-	325		233
Net Premium to Policyholders' Surplus	300	-	217		135
Change in Net Writings	33	(33)	137	*	32
Surplus Aid to Policyholders' Surplus	15	-	0		1
Two-year Overall Operating Ratio	100	-	84		92
Investment Yield	6.5	3.0	1.4	*	2.4	*
Gross Change in Policyholders' Surplus	50	(10)	48		32
Net Change in Adjusted Policyholders' Surplus	25	(10)	17		32	*
Liabilities to Liquid Assets	105	-	79		69
Gross Agents' Balance to Policyholders' Surplus	40	-	13		3
One-Year Reserve Development to Policyholders' Surplus	20	-	(4)		(3)
Two-Year Reserve Development to Policyholders' Surplus	20	-	(7)		(2)
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	56	*	50	*

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. FNIC’s statutory capital and surplus was $76.9 million and $52.1 million as of December 31, 2013 and 2012, respectively. FNIC’s statutory net income was $3.6 million, $6.6 million and $0.8 million for 2013, 2012 and 2011, respectively. FNIC’s statutory non-admitted assets were nearly nothing and nearly nothing as of December 31, 2013 and 2012, respectively.

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
December 31, 2013

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

(C) Operational Matters

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2010 - 2012 are open for review by the IRS and the various state taxing authorities. The Company’s 2011 federal tax return is currently under review by the IRS. The 2012 federal and state income tax returns were filed by the extended due date in the third quarter of 2013. The 2013 federal and state income tax returns have been extended as of March 2014 and will be timely filed in the third quarter of 2014.

The Company has recorded a net deferred tax asset of $1.0 million and $4.3 million as of December 31, 2013 and December 31, 2012, respectively.  Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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
December 31, 2013

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2014	392
2015	400
2016	408
2017	156
Total	$1,356

Rent expense was $0.4 million, $0.2 million and $0.7 million in 2013, 2012 and 2011, respectively.

(11) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $30,500, $27,175 and $3,349 in 2013, 2012 and 2011, respectively, and is included in LAE.

(12) NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. In accordance with GAAP, net loss per share would be antidilutive; therefore the basic and diluted loss per share is the same.

A summary of the numerator and denominator of the basic and fully diluted 2013, 2012 and 2011 net income (loss) per share is presented below.

	Income (loss)	Shares Outstanding	Per-share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands)
For the year ended December 31, 2013
Basic net income per share	$12,727	8,506	$1.50
Fully diluted income per share	$12,727	8,772	$1.45

For the year ended December 31, 2012
Basic net income per share	$4,313	7,952	$0.53
Fully diluted income per share	$4,313	8,016	$0.53

For the year ended December 31, 2011
Basic net loss per share	$(430)	7,946	$(0.05)
Fully diluted loss per share	$(430)	7,946	$(0.05)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

(14) STOCK COMPENSATION PLANS

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of December 31, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 3,000 and 78,500 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of December 31, 2013 and December 31, 2012, we had outstanding exercisable options to purchase 523,521 and 702,597 shares, respectively.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Activity in our stock option and incentive plans for the period from January 1, 2011 to December 31, 2013 is summarized below.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2011	89,750	$12.83	574,800	$9.12	-	$-
Granted	-	$-	179,000	$2.45	-	$-
Exercised	-	$-	-	$-	-	$-
Cancelled	-	$-	(129,100)	$14.29	-	$-
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at December 31, 2013	3,000	$8.67	523,521	$4.54	249,500	$5.54

Options outstanding as of December 31, 2013 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

December 31, 2013	3,000	$8.67	310,475	$4.54
December 31, 2014	-	$8.67	138,146	$4.54
December 31, 2015	-	$8.67	74,900	$4.54
December 31, 2016	-	$8.67	-	$4.54
December 31, 2017	-	$8.67	-	$4.54
Thereafter	-	$8.67	-	$4.54
Total options exercisable	3,000		523,521

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for 2013 are lower by approximately $447,000 and $278,600, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for 2012 are lower by approximately $265,900 and $165,700, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for 2013 would have been $1.53 and $1.48, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.50 and $1.45, respectively.

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

The weighted average fair value of options granted during 2012 and 2011 estimated on the date of grant using the Black-Scholes option-pricing model was $1.45 and $0.72 to $0.78, respectively; no options were granted during 2013.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2013	December 31, 2012	December 31, 2011
Dividend yield	N/A	N/A	N/A
Expected volatility	N/A	39.79%	35.21% -39.08%
Risk-free interest rate	N/A	0.28%	0.20% - 0.25%
Expected life (in years)	N/A	4.45	4.29 - 4.35

Summary information about the Company’s stock options outstanding at December 31, 2013 follows.

	Range of Exercise Price	Outstanding at December 31, 2013	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2013
1998 Plan	$8.67	3,000	0.58	$8.67	3,000
2002 Plan	$2.45 - $13.24	523,521	5.35	$4.54	310,475

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(15) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 100 percent of their compensation, not to exceed statutory limits. The Company match totaled $0.2 million during 2013 and $0.1 million during each of the years 2012 and 2011.

Through December 31, 2010, the Company matched 50% of the first 6% of a participant’s elective contributions.  Effective January 1, 2011, the Board of Directors approved an amendment to our 401(k) plan to be a qualified automatic contribution arrangement with an employer match of 100% of the first 1% of elective contributions and an employer match of 50% of the next 2% to 6% of elective contributions, which is vested 100% after 2 years of service.  Effective January 1, 2014, the Board of Directors approved the Company will match 100% of the first 6% of a participant’s elective contributions.

(16) ACQUISITIONS

We made no acquisitions during 2013 or 2012.

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”. See " Footnote 8 - Regulation – Consent Order”.

(17) COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2013, 2012 and 2011, comprehensive income (loss) consisted of the following.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)

Net income (loss)	$12,727	$4,313	$(430)

Change in net unrealized gains on investments available for sale	3,041	5,114	572

Comprehensive income before tax	15,768	9,427	142

Income tax expense related to items of other comprehensive income (loss)	(1,144)	(1,924)	(215)

Comprehensive income (loss)	$14,624	$7,503	$(73)

(18) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2013.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(19)  FEDERATED NATIONAL HOLDING COMPANY (UNAUDITED)

FNHC (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2013. The following summarizes the major categories of the parent company’s financial statements.

Condensed Balance Sheets (Unaudited)	Period Ending December 31,
ASSETS	2013	2012
	(Dollars in Thousands)

Cash and short term investments	$2,143	$1,494
Investments and advances to subsidiaries	105,797	61,005
Deferred income taxes receivable	1,006	4,338
Income taxes receivable	8,157	9,515
Property, plant and equipment, net	184	98
Other assets	4,446	4,069
Total assets	$121,733	$80,519

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	1,690	-
Dividends payable	330	-
Capital contribution payable	16,000	-
Other liabilities	238	125
Total liabilities	18,258	125

Shareholders' equity:
Common stock	110	80
Additional paid-in capital	74,086	45,378
Accumulated other comprehensive loss	(1,727)	(1,039)
Retained earnings	31,006	35,975
Total shareholders' equity	103,475	80,394
Total liabilities and shareholders' equity	$121,733	$80,519

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Condensed Statements of Operations (Unaudited)	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$1,864	$1,228	$1,734
Equity in income of subsidiaries	21,623	8,787	(48)
Net investment income	136	34	31
Other income	11	476	1,345
Total revenue	23,634	10,525	3,062

Expenses:
Salaries and wages	2,022	1,853	1,775
Legal fees	113	198	54
Other expenses	2,281	1,726	2,233
Total expenses	4,416	3,777	4,062
Income (loss) before provision for income tax expense (benefit)	19,218	6,748	(1,000)
Provision for income tax expense (benefit)	6,491	2,435	(570)
Net income (loss)	$12,727	$4,313	$(430)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Condensed Statements of Cash Flow (Unaudited)
	Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Cash flow from operating activities:
Net income (loss)	$12,727	$4,313	$(430)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in (income) loss of subsidiaries	(21,623)	(8,787)	48
Depreciation and amortization of property plant and equipment, net	33	23	7
Deferred income tax (benefit) expense	(3,332)	(4,274)	696
Income tax recoverable (payable)	1,690	(78)	78
Change in dividends payable	330	-	-
Non-cash compensation	293	188	263
Changes in operating assets and liabilities:
Property, plant and equipment	119	(138)	73
Deferred gain on sale of assets	-	(30)	(506)
Other assets	377	45	(292)
Capital contribution payable	16,000	-	-
Other liabilities	112	(18)	(770)
Net cash provided (used) by operating activities	6,726	(8,756)	(833)

Cash flow used in investing activities:
Purchases of investment securities available for sale	(44,792)	(451)	(846)
Cash flow used in investing activities:	(44,792)	(451)	(846)

Net cash provided in financing activities:
Dividends paid	(1,232)	(159)	-
Stock options exercised	858	128	-
Tax benefit related to non-cash compensation	168	100	92
Issuance of common stock	27,879	-	-
Advances from subsidiaries	11,042	8,349	668
Net cash provided in financing activities:	38,715	8,418	760

Net increase (decrease) in cash and short term investments	649	(789)	(919)
Cash and short term investments at beginning of year	1,494	2,283	3,202
Cash and short term investments at end of year	$2,143	$1,494	$2,283

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(20) SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (UNAUDITED)

	Loss and LAE - Current Year	Loss and LAE - Prior year	Amortization of deferred policy acquisition costs	Paid losses and LAE expenses	Net premiums written
	(Dollars in Thousands)

2013	$56,209	$201	$21,447	$22,695	$160,665

2012	$31,636	$(1,427)	$13,255	$15,892	$68,374

2011	$31,893	$(997)	$12,347	$13,672	$51,976

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2013	$16,708	$61,016	$-	$128,343	$104,381

2012	$8,479	$49,908	$-	$59,006	$59,359

2011	$7,718	$59,983	$-	$47,933	$48,523

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
December 31, 2013

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

Assets measured at fair value on a recurring basis as of December 31, 2013, presented in accordance with this guidance, are as follows.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$27,209	$-	$27,209
Obligations of states and political subdivisions	-	52,064	-	52,064
Corporate	-	91,941	-	91,941
International	-	3,698	-	3,698
	-	174,912	-	174,912

Equity securities:
Common stocks	38,584	-	-	38,584
	38,584	-	-	38,584

Total debt and equity securities	$38,584	$174,912	$-	$213,496

 (22) SUBSEQUENT EVENTS

On March 4, 2014, a total of 88,648 restricted shares from the 2012 Plan were granted pursuant to the vesting requirements and other terms and conditions set forth in Restricted Stock Agreements.  Of the total, 43,997 shares were granted to the Company's Chief Executive Officer and President and 16,341 shares were granted to the Company's Chief Financial Officer.  An aggregate of 15,710 shares were granted to the Company's directors and the remaining 12,600 shares were granted to other employees of the Company.

On February 24, 2014, Federated National entered into a Reimbursement Contract with the SBA for the 2014-2015 hurricane season.  This Reimbursement Contract is part of the Company’s reinsurance program and will reimburse Federated National for covered property losses under its homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida through May 31, 2015.

Under this Reimbursement Contract, the FHCF will provide approximately $531.0 million of aggregate seasonal coverage for covered losses in excess of approximately $225.0 million, subject to a 10.0% Company participation. Federated National’s premium for the FHCF reinsurance coverage will be approximately $41.4 million payable in three installments between August 2014 and December 2014.  The actual attachment point, total coverage and cost will not be finalized until December 31, 2014.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the COSO.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B	OTHER INFORMATION

None

Federated National Holding Company and Subsidiaries

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 17, 2014:

Name	Age	Position with the Company
Michael H. Braun (5)(6)	46	Chief Executive Officer, President, Class I Director

Peter J. Prygelski, III (2)	45	Chief Financial Officer, Treasurer, Class I Director

Bruce F. Simberg (2)(3)(4)(5)	65	Chairman, Class II Director

Richard W. Wilcox, Jr. (1)(4)(6)	72	Class II Director

Carl Dorf (1)(2)(4)	3	Class III Director

Charles B. Hart, Jr. (2)(3)(4)(5)(6)	75	Class III Director

Jenifer G. Kimbrough (1)(3)(4)	42	Class I Director

(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member
(5)	Directors Compensation Committee Member
(6)	Strategic Initiatives Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors terminates on the date of our 2016 annual meeting.  The current term of the Class II directors terminates on the date of our 2015 annual meeting and the current term of the Class III directors terminates as of the date of our 2014 annual meeting.

The following is a brief description of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, and elected to the Board of Directors in December 2005.   Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio.  Mr. Braun has also served as President of Federated National Insurance Company (“FNIC”), a subsidiary of the Company, since September 2003, a position that he continues to hold. Previously, he held key management positions within FNIC, responsible for operations, marketing and underwriting.  Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.

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

Federated National Holding Company and Subsidiaries

Bruce F. Simberg has served as a director of the Company since January 1998. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. (“Conroy Simberg”), a law firm in Fort Lauderdale, Florida, since October 1979.

Richard W. Wilcox, Jr. has served as a director of the Company since January 2003.  Mr. Wilcox has been in the insurance industry for more than 40 years.  In 1963, Mr. Wilcox started an insurance agency that eventually developed into a business generating $10 million in annual revenue.  In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998.  In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired.  Mr. Wilcox holds CIC designation as a member of the Society of Certified Insurance Counselors.  Mr. Wilcox also holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization.

Carl Dorf, age 73, has served as a director of the Company since August 2001.  Mr. Dorf has over 40 years of diversified investment experience as a security analyst, portfolio manager, mutual fund manager and hedge fund manager.  He earned the Chartered Financial Analyst (CFA) designation and in the past served as director of the Los Angeles Society of Security Analysts.  Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

Charles B. Hart, Jr., age 75, was appointed to the Board of Directors in March 2002.  Mr. Hart has more than 40 years of experience in the insurance industry.   From 1973 to 1999, Mr. Hart served as President of Public Assurance Group and as General Manager of Operations for Bristol West Insurance Services.  Since 1999, Mr. Hart has acted as an insurance consultant.

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

Board Committees

The standing committees of the Board of Directors in 2013 were the Audit Committee, the Compensation Committee, the Nominating Committee, the Investment Committee, the Directors Compensation Committee and the Strategic Initiatives Committee.  Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at FedNat.com.  The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee.  As of December 31, 2013, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chairman of the Audit Committee, Richard W. Wilcox, Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Exchange Act.  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act based on her understanding of GAAP and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.

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

Compensation Committee.  As of December 31, 2013, the Company’s Compensation Committee was composed of Bruce F. Simberg, Charles B. Hart, Jr., and Jenifer G. Kimbrough.  Each member is independent as defined by the Nasdaq Rules.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.  Mr. Simberg serves as the Chairman.

Nominating Committee.  As of December 31, 2013, the Company’s Nominating Committee was composed of Bruce F. Simberg, Jenifer G. Kimbrough, Carl Dorf, Charles B. Hart, Jr. and Richard W. Wilcox, Jr.  Each member is independent as defined by the Nasdaq Rules.  Mr. Simberg serves as the Chairman.

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

Investment Committee.  As of December 31, 2013, the Company’s Investment Committee was composed of Peter J. Prygelski, III, Bruce F. Simberg, Carl Dorf and Charles B. Hart, Jr.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.

Directors Compensation Committee.  As of December 31, 2013, the Company’s Directors Compensation Committee was composed of Michael H. Braun, Bruce F. Simberg and Charles B. Hart, Jr.  The Directors Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and recommending the compensation of the Company's independent directors for approval by the full Board of Directors.    Mr. Simberg serves as the Chairman.

Federated National Holding Company and Subsidiaries

Strategic Initiatives Committee.  As of December 31, 2013, the Company’s Strategic Initiatives Committee was composed of Michael H. Braun, Richard W. Wilcox, Jr. and Charles B. Hart, Jr.  The Strategic Initiatives Committee performs the duties and responsibilities pursuant to its charter, which includes developing, adopting and modifying strategic initiatives of the Company.   Mr. Hart serves as the Chairman.

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

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of Directors qualify as independent as defined by the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”).  The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.  Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.  The Board believes that the qualifications of the directors, as set forth in their biographies set forth above provide them with the qualifications and skills to serve as a director of our Company.

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees.  These committees, the Audit, Investment, Nominating, Compensation, Directors Compensation and Strategic Initiatives Committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board.  The Audit and Compensation committee structures also require committees to be comprised exclusively of independent directors.  The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. In addition, among their other respective duties, the Board and Audit Committee each conduct an annual assessment to evaluate their effectiveness.

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio.  Our Directors Compensation Committee oversees the risk related to our non-employee director compensation plans and arrangements.  Our Strategic Initiatives Committee oversees the development and implementation of strategic initiatives of the Company.  The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings.

Subsidiary Presidents

James Gordon Jennings, III (age 56) has served as the President of Federated National Underwriters, Inc. since May 2008 and as the Company’s Vice President of Risk Management since April 2008.  He was employed from 1990 through 2000 by American Vehicle, one of our wholly owned subsidiaries, where he was involved in all aspects of property and casualty insurance.  Mr. Jennings served as our Controller from May 2000 through August 2002, as our Chief Financial Officer from August 2002 through June 2007, and as our Chief Accounting Officer from June 2007 through March 2008.  Mr. Jennings, formerly a certified public accountant, also holds a Certificate in General Insurance and an Associate in Insurance Services as designated by the Insurance Institute of America. Mr. Jennings maintains a Florida General Lines Insurance License since 2009 and also carries a 1-20 Florida Surplus Lines License.

Federated National Holding Company and Subsidiaries

C. Brian Turnau (age 47) has served as the President of Federated National Adjusting, Inc. since July 2006.  Mr. Turnau served as the Litigation Manager of FNA from June 2000 until his promotion to President.  He has over 10 years’ experience in the insurance industry.  Prior to joining the Company, Mr. Turnau worked for private practice insurance defense litigation law firms for over fifteen years.  Mr. Turnau earned his Bachelor of Arts degree in History in 1989 from Washington and Lee University.  He currently serves on the Board of Directors of the Florida High School for Accelerated Learning, a nonprofit charter school that serves the needs of underprivileged students.

Christopher Clouse (age 46) has served as the President of Insure-Link, Inc. since its incorporation in March 2008.  Mr. Clouse has over 22 years of experience in the insurance industry and has maintained a Florida General Lines Insurance License since 1991.  He also carries a 2-14 Life including Variable Annuity License, 1-20 Florida Surplus Lines License, and is an Accredited Advisor in Insurance as designated by The Institutes.  Prior to joining the Company Mr. Clouse served as an agent and/or managing agent for several private agencies with a primary focus on personal lines of insurance including homeowners, auto and flood insurance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2013, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a).

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, and Chief Financial Officer, for the years ended December 31, 2013 and 2012.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K.  We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael H. Braun	2013	$347,322	$72,300	$1,141,500	--	--	--	$26,665	$1,587,787
Chief Executive Officer, President	2012	$278,261	$70,800	--	$21,743	--	--	$27,821	$398,625
Peter J. Prygelski, III	2013	$249,182	$75,000	$584,600	--	--	--	$30,737	$939,519
Chief Financial Officer, Treasurer	2012	$222,535	$59,400	--	$21,743	--	--	$27,573	$331,251

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal years ended December 31, 2013 and December 31, 2012, respectively.
(2)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.

Federated National Holding Company and Subsidiaries

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2013	$8,519	--	$9,221	$8,925	$26,665
	2012	$9,578	--	$8,313	$9,930	$27,821
Peter J. Prygelski, III	2013	$6,000	$9,225	$6,716	$8,796	$30,737
	2012	$6,000	$8,100	$6,018	$7,455	$27,573

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

Employment Agreements

Michael H. Braun.  We entered into a second amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of January 18, 2012, which amends and restates Mr. Braun’s prior employment agreement.  Under his agreement, Mr. Braun was entitled to receive an annual salary of $280,000 and a $500 monthly automobile allowance.  Mr. Braun’s annual salary which may be increased at any time during the term of the agreement, was increased to $475,000 effective January 1, 2014. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement.   Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into an amended and restated non-competition, non-disclosure and non-solicitation agreement with Mr. Braun effective August 5, 2013.  The amended non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of two (2) years after the termination of his employment for any reason.  If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments described below.

Peter J. Prygelski, III.  We entered into a second amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of January 18, 2012, which amends and restates Mr. Prygelski’s prior employment agreement.  Under his agreement, Mr. Prygelski was entitled to receive an annual salary of $223,000 and a $500 monthly automobile allowance.  Mr. Prygelski’s annual salary which may be increased at any time during the term of the agreement, was increased to $300,000 effective January 1, 2014. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement. Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into an amended and restated non-competition, non-disclosure and non-solicitation agreement with Mr. Prygelski effective August 5, 2013.  The amended non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of two (2) years after the termination of his employment for any reason.   If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments described below.

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

Federated National Holding Company and Subsidiaries

The agreements also provide for payments to the executives if employed by us on the date on which a Change of Control occurs.  Under the agreements, a “Change of Control” will be deemed to have occurred if: (i) any person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the owner or beneficial owner of our securities having 50% (which was increased from 30% in the agreements in effect during 2011) or more of the combined voting power of our then-outstanding securities that may be voted for the election of our directors (other than as a result of an issuance of securities initiated by us, or open market purchases approved by our Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), or (ii) the persons who were our directors before such transactions shall cease to constitute a majority of our Board, or any successor to us, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions.  If, following a Change in Control, Mr. Braun’s or Mr. Prygelski’s employment is terminated by us (or any successor or subsidiary) without Cause or by the executive for Good Reason (as defined in the respective agreements), we will make a lump sum payment to the executive in an amount equal to two times the sum of his base salary in effect immediately prior to the Change of Control plus his actual bonus for the fiscal year immediately preceding the Change of Control (the "Change of Control Severance").  Additionally, all unvested stock options and any other equity awards held by him will become vested and the Company will continue to provide Messrs. Braun and Prygelski (and their families) with medical insurance for a period of two years after the date of such termination of employment at no cost and on the same terms and conditions as in effect on the date on which such termination of employment occurs.

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

Grants of Plan Based Awards

The following table provides information regarding stock options granted to Named Executive Officers during 2013 under the Company’s 2012 Stock Incentive Plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Equity Awards / Number of Securities Underlying Options	Exercise or Base Price of Equity Awards	Grant Date Fair Value of Equity Awards (1)
	3/4/2013	25,000	$5.54	$138,500
Michael H. Braun	8/5/2013	100,000	$10.03	$1,003,000
	3/4/2013	15,000	$5.54	$83,100
Peter J. Prygelski, III	8/5/2013	50,000	$10.03	$501,500

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2013.

Stock Incentive Plans

Our Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) is administered by the Compensation Committee (the “Committee”).  The objectives of the 2012 Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2012 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant. In addition, both incentive stock options and non-statutory stock options were granted under our 1998 and 2002 stock option plans, both of which have expired, although certain options remain outstanding under these plans.

Options Available for Issuance. As of December 31, 2013, all 900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 plan and 1,800,000 total shares authorized for issuance under the 2002 plan have been issued or are issuable upon exercise of outstanding options, and there were 750,500 shares available to be awarded under the 2012 Plan.  The shares to be delivered upon exercise of options or awards will be made available, at the discretion of the Committee, from authorized but unissued shares or outstanding options or awards that expire or are cancelled. If shares covered by an option or award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2012 Plan.

Federated National Holding Company and Subsidiaries

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

Adjustments in Our Capital Structure. The number and kind of shares available for grants under our stock plans and any outstanding options or awards under the plans, as well as the exercise price of outstanding options or awards, will be subject to adjustment by the Committee in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the Committee may cash out some or all of the unexercised, vested options or awards under the plan, or allow some or all of the options or awards to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options or awards will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration. The Committee has full discretionary authority to determine all matters relating to options and awards granted under the stock plans, including the persons eligible to receive options or awards, the number of shares subject to each option or award, the exercise price of each option or award, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period. The Committee has granted limited authority to executive management members to grant awards to eligible individuals.

Amendment and Termination. Our Board of Directors has authority to suspend, amend or terminate the 2012 Plan, except as would adversely affect participants rights to outstanding awards without their consent. The 2012 Plan was amended and restated in March 2013 to clarify the plan administrator’s authority to permit the vesting of unvested restricted shares in the event of the death of the grantee. As the plan administrator, our Committee has the authority to interpret the plans and options or awards granted under the stock plans and to make all other determinations necessary or advisable for plan administration.

Federated National Holding Company and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the holdings held by our Chief Executive Officer and President, and Chief Financial Officer for the year ended December 31, 2013.

	Stock Option Awards				Equity Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Equity Exercise Price ($)	Equity Expiration Date
Michael H. Braun	40,000	--	8.32	07/01/2014 (2)
	500	--	4.59	12/12/2018 (3)
	32,000	8,000	4.73	01/02/2015 (4)
	9,000	6,000	4.36	03/03/2020 (5)
	6,667	3,333	2.45	08/22/2021 (6)
	5,000	10,000	4.40	04/06/2022 (7)
					25,000	366,750	--	--	(8)
					100,000	1,467,000	--	--	(9)
Peter J. Prygelski, III	10,000	--	8.32	07/01/2014 (2)
	500	--	4.59	12/12/2014 (3)
	9,000	6,000	4.36	03/03/2020 (5)
	6,667	3,333	2.45	08/22/2021 (6)
	5,000	10,000	4.40	04/06/2022 (7)
					15,000	220,050	--	--	(8)
					50,000	733,500	--	--	(9)

(1)	Based on the market value of $14.67 on December 31, 2013.
(2)	Options vested as to 100% of the underlying shares on December 31, 2013.
(3)	Options vested as to 100% of the underlying shares on December 31, 2013.
(4)	Options vested as to 80% of the underlying shares on December 31, 2013, the remaining 20% vest as follows:
20% on 1/2/2014.
(5)	Options vested as to 60% of the underlying shares on December 31, 2013, the remaining 40% vest as follows:
20% on 3/3/2014 and 20% on 3/3/2015.
(6)	Options vested as to 66 2/3% of the underlying shares on December 31, 2013, the remaining 33 1/3% vest as follows:
33 1/3% on 8/22/2014.
(7)	Options vested as to 33 1/3% of the underlying shares on December 31, 2013, the remaining 66 2/3% vest as follows:
33 1/3% on 4/6/2014 and 33 1/3% on 4/6/2015.
(8)	Restricted stock vested 0% on December 31, 2013, the remaining 100% vest as follows:
33 1/3% on 3/4/2014, 33 1/3 % on 3/4/2015 and 33 1/3% on 3/4/2016.
(9)	Restricted stock vested as to 0% on December 31, 2013, the remaining 100% vest as follows:
33 1/3% on 8/5/2014, 33 1/3% on 8/5/2015 and 33 1/3% on 8/5 2016.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to stock options exercised and equity awards vested during calendar year 2013 by the Named Executive Officers.

	Stock Option Awards		Equity Awards
Name	Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael H. Braun	500	$190	--	--
	4,500	$4,365	--	--
Peter J. Prygelski, III	500	$190	--	--
	4,500	$4,365	--	--

Federated National Holding Company and Subsidiaries

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

Director Compensation

During 2013, we had five non-employee directors that qualified for compensation. Non-employee directors receive an initial stock option or equity grant upon appointment to the board of directors and subsequent option or equity grants as may be granted at the discretion of the Board. In addition, non-employee directors receive annual cash compensation and reimbursement of actual out-of-pocket expenses. During 2013, in lieu of per meeting directors’ fees, the non-employee directors received an annual retainer of $48,000, payable in quarterly installments of $12,000 in January, April, and July and October.

In September 2013, the Directors Compensation Committee recommended, and the Board approved, an increase of the annual retainer fee to $60,000 effective October 1, 2013. In addition the Directors Compensation Committee recommended, and the Board approved, an increase of annual retainer fees to each chairperson of committees and the Board effective October 1, 2013 and payable in quarterly installments. The Chairman of the Board of Directors annual fee was increased to $30,000, the chairperson of the Audit Committee’s annual fee was increased to $16,000, the chairperson of the Investment Committee’s annual fee was increased to $14,000, the chairperson of the Compensation Committee’s annual fee was increased to $12,000, the chairperson of the Strategic Initiatives Committee’s annual fee was increased to $12,000 and the chairperson of the Directors Compensation Committee’s annual fee was set at $1,000 for a non-employee chairperson.  Directors who are also employees do not receive this compensation.  The Directors Compensation Committee may use the services of compensation analysis companies in the future to assist it in providing a fair and competitive compensation plan for its directors.

Historically, the Company granted stock based incentives to our non-employee directors as part of their compensation.  Equity awards granted to non-employee directors in 2013 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Equity (Restricted Stock) Awards (2)	Stock Option Awards (2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$59,750	$22,160	--	--	--	--		$81,910
Charles B. Hart, Jr.	$58,500	$22,160	--	--	--	$5,100	(1)	$85,760
Bruce F. Simberg	$69,750	$22,160	--	--	--	--		$91,910
Richard W. Wilcox, Jr.	$58,500	$22,160	--	--	--			$80,660
Jenifer G. Kimbrough	$61,000	$22,160	--	--	--	--		$83,160

(1)	Includes $5,100 for events attended by director in 2013.
(2)	The following table provides certain additional information concerning the currently outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2013:

Name	Total Stock Option/Equity Awards Outstanding at 2013 Fiscal Year End (Shares)		Stock Option / Equity Awards Granted During Fiscal Year 2013 (a) (Shares)		Grant Date Fair Value of Equity Awards Granted During Fiscal Year 2013 ($)(b)
Carl Dorf	48,500	(c)	4,000	(a)	$22,160
Charles B. Hart, Jr.	44,000	(d)	4,000	(a)	$22,160
Bruce F. Simberg	25,166	(e)	4,000	(a)	$22,160
Richard W. Wilcox, Jr.	30,166	(f)	4,000	(a)	$22,160
Jenifer G. Kimbrough	39,000	(g)	4,000	(a)	$22,160

Federated National Holding Company and Subsidiaries

(a)	The restricted stock reported in this column were granted in March 2013 and vest 33 1/3% per year over three years on each anniversary of the date of grant.
(b)	Based on the market value of $5.54 on March 4, 2013.
(c)	Includes 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; 15,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; and 4,000 shares of restricted stock which vest 33 1/3 per year.
(d)	Includes 15,000 options granted on 1/2/2009 with an exercise price of $4.73, vest 33 1/3% per year and expire on 1/2/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; and 4,000 shares of restricted stock which vest 33 1/3 per year.
(e)	Includes 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; 6,666 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 10,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; and 4,000 shares of restricted stock which vest 33 1/3 per year.
(f)	Includes 4,500 options granted on 1/30/2008 with an exercise price of $12.58, vest 20% per year and expire on 1/30/2014; 6,666 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; and 4,000 shares of restricted stock which vest 33 1/3 per year.
(g)	Includes 10,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015; 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; and 4,000 shares of restricted stock which vest 33 1/3 per year.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2014, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

	Number of Shares	Percent of
	Beneficially	Class
Name and Address of Beneficial Owner	Owned	Outstanding (1)

Bruce F. Simberg (2)	436,992	3.88%
Michael H. Braun (3)	293,581	2.58%
Carl Dorf (4)	167,924	1.49%
Richard W. Wilcox, Jr. (5)	162,059	1.44%
Peter J. Prygelski, III (6)	124,325	1.10%
Charles B. Hart, Jr. (7)	39,145	*
Jenifer G. Kimbrough (8)	20,253	*

All directors and executive officers as a group (seven persons) (9)	1,244,279	10.81%

5% or greater holders:
Dimensional Fund Advisors LP (10)	579,646	5.15%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

*      Less than 1%.

Federated National Holding Company and Subsidiaries

(1)	Based on 11,264,864 shares outstanding as of March 7, 2014.

(2)	Includes 2,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 3,142 shares of restricted stock, one- third of which vest each year beginning on March 4, 2015, and 8,333 shares of common stock issuable upon the exercise of vested stock options held by Mr. Simberg.

(3)	Includes 16,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 100,000 shares of restricted stock, one-third of which vest each year beginning on August 5, 2014, 43,997 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015, and 109,167 shares of common stock issuable upon the exercise of vested stock options held by Mr. Braun.

(4)	Includes 64,991 shares of common stock held by Dorf Trust, 59,624 shares of common stock held by Carl Dorf Rollover IRA, 2,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 3,142 shares of restricted stock, one- third of which vest each year beginning on March 4, 2015, and 31,667 shares of common stock issuable upon the exercise of vested stock options held by Mr. Dorf.

(5)	Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 2,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 3,142 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015, and 13,333 shares of common stock issuable upon the exercise of vested stock options held by Mr. Wilcox.

(6)	Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA, 10,000 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 50,000 shares of restricted stock, one-third of which vest each year beginning on August 5, 2014, 16,341 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015, and 39,167 shares of common stock issuable upon the exercise of vested stock options held by Mr. Prygelski.

(7)	Includes 2,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 3,142 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015, and 31,667 shares of common stock issuable upon the exercise of vested stock options held by Mr. Hart.

(8)	Includes 2,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 3,142 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015, and 12,001 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(9)	Includes 39,996 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 150,000 shares of restricted stock, one-third of which vest each year beginning on August 5, 2014, 76,048 shares of restricted stock, one-third of which vest each year beginning on March 4, 2015 and 245,335 shares of common stock issuable upon the exercise of vested stock options.

(10)	This information is based on an Amendment No. 4 to Schedule 13G filed with the SEC on February 10, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2012 and 2013 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company.  The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $27,175 and $36,400 in 2012 and 2013, respectively.  We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2012 and 2013, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 13 through 22 of this proxy statement.  Mr. Braun’s brother received salary compensation of $134,308 and $136,000 for his services as the Vice President of Accounting and Finance in 2012 and 2013, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

Federated National Holding Company and Subsidiaries

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules applicable to the Company as a smaller reporting company:  Carl Dorf, Charles B. Hart, Jr., Richard W. Wilcox, Jr., Bruce F. Simberg, and Jenifer G. Kimbrough.  In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg has provided legal services to the Company during the past 18 years. Nevertheless, the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three fiscal years do not exceed the amounts set forth in Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that  Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee selected De Meo Young McGrath (“De Meo”) as the independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the 2014 fiscal year.  Effective January 1, 2014, De Meo merged with Goldstein Schechter Koch, P.A. (“GSK”). GSK is the surviving firm and continues to practice under that name.  As a result of the merger, De Meo effectively resigned as the Company’s independent registered public accounting firm and GSK, as the successor to De Meo following the merger, became the Company’s independent registered public accounting firm.  The engagement of GSK was approved by the Audit Committee of the Company’s Board of Directors on January 15, 2014.  As a result, the reports previously issued by De Meo with respect to the Company will be reissued by, and any consents to the use of such reports will be issued by, GSK.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by GSK.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by GSK during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by De Meo in 2013 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2013 fiscal year, GSK, as successor to De Meo, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by De Meo during the fiscal year ended December 31, 2013 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by De Meo for fiscal 2013 and 2012.

	Fiscal 2013	Fiscal 2012

Audit Fees (1)	$368,213	$372,168
Audit-Related Fees (2)	$14,823	$15,953
Tax Fees (3)	$0	$0

Total	$383,036	$388,121

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.
(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2012 and 2011.
(3)	Tax fees consisted primarily of assistance with tax compliance and reporting.

Federated National Holding Company and Subsidiaries

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)            The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (Goldstein Schechter Koch, P.A.)

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.

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

3.2
Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2012 and Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2007).

4.1
Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 in Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 7, 1998 [File No. 333-63623]).

10.1
Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013).

10.2
Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock from the 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012).+

10.3
Federated National Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009).+

10.4
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

10.7
Amended Consent Order dated February 5, 2013 between the Florida Office of Insurance Regulation and Federated National Insurance Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013).

10.8
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) and Addendum No. 1 effective June 1, 2013 (incorporated by reference to Exhibit 10.1 – 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2013).

10.9
Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.10
Fourth Excess Catastrophe Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

Federated National Holding Company and Subsidiaries

10.11
Fourth Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.12
Underlying Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2013, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.13
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.14
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.15
Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013).+

10.16
Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.17
First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.18
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2014 (incorporated by reference to Exhibits 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014).

21.1	Subsidiaries of the Company *

23.1	Consent of Goldstein, Schechter, Koch, P.A. Independent Certified Public Accountants *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

101.INS-XBRL Instance Document. **

101.SCH-XBRL Taxonomy Extension Schema Document. **

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

Federated National Holding Company and Subsidiaries

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

Dated:  March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer	March 17, 2014
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 17, 2014
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Carl Dorf	Director	March 17, 2014
Carl Dorf

/s/ Bruce F. Simberg	Director	March 17, 2014
Bruce F. Simberg	Chairman of the Board

/s/ Charles B. Hart, Jr.	Director	March 17, 2014
Charles B. Hart, Jr.

/s/ Richard W. Wilcox, Jr.	Director	March 17, 2014
Richard W. Wilcox, Jr.

/s/ Jenifer G. Kimbrough	Director	March 17, 2014
Jenifer G. Kimbrough

Federated National Holding Company and Subsidiaries

EXHIBIT INDEX

21.1	Subsidiaries

23.1	Consent of Goldstein Schechter Koch, P.A., Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act