Form 10-Q
period 2014-03-31
FEDERATED NATIONAL HOLDING CO
filed 2014-05-12
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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

Common Stock, $.01 par value –11,313,715 outstanding as of May 5, 2014

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2014	December 31, 2013
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$200,339	$174,912
Debt maturities, held to maturity, at amortized cost	7,323	7,214
Equity securities, available for sale, at fair value	37,857	38,584

Total investments	245,519	220,710

Cash and short term investments	50,489	41,446
Prepaid reinsurance premiums	837	7,592
Premiums receivable, net of allowance for credit losses of $143 and $143, respectively	23,952	22,414
Reinsurance recoverable, net	2,708	2,742
Deferred policy acquisition costs	18,465	16,708
Deferred income taxes, net	1,150	1,006
Property, plant and equipment, net	1,071	929
Other assets	4,164	3,194

Total assets	$348,355	$316,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$62,553	$61,016
Unearned premiums	145,340	128,343
Premiums deposits and customer credit balances	7,216	3,833
Bank overdraft	5,212	6,203
Income taxes payable	4,357	2,379
Accounts payable and accrued expenses	6,090	6,473

Total liabilities	230,768	208,247

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 10,988,727 and 10,901,716, respectively	110	109
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,085	80,525
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	6,414	5,964
Total accumulated other comprehensive income	6,414	5,964
Retained earnings	29,978	21,896
Total shareholders' equity	117,587	108,494
Total liabilities and shareholders' equity	$348,355	$316,741

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Revenue:
Gross premiums written	$81,102	$45,333
Gross premiums ceded	(3,306)	(2,834)

Net premiums written	77,796	42,499

Decrease in prepaid reinsurance premiums	(16,795)	(9,914)
Increase in unearned premiums	(16,997)	(14,286)

Net change in prepaid reinsurance premiums and unearned premiums	(33,792)	(24,200)

Net premiums earned	44,004	18,299
Commission income	954	507
Finance revenue	311	145
Direct written policy fees	1,827	1,183
Net investment income	1,007	794
Net realized investment gains	1,331	813
Other income	281	125

Total revenue	49,715	21,866

Expenses:
Losses and LAE	20,828	9,321
Operating and underwriting expenses	3,667	2,727
Salaries and wages	3,050	2,333
Amortization of deferred policy acquisition costs	8,442	3,753

Total expenses	35,987	18,134

Income before provision for income tax expense	13,728	3,732
Provision for income tax expense	5,305	1,397

Net income	$8,423	$2,335

Net income per share - basic	$0.77	$0.29

Net income per share - diluted	$0.74	$0.29

Weighted average number of common shares outstanding - basic	10,948,646	7,982,934

Weighted average number of common shares outstanding - diluted	11,317,458	8,126,721

Dividends paid per share	$0.03	$0.02

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Net income	$8,423	$2,335

Change in net unrealized gains on investments available for sale	880	1,185

Comprehensive income before tax	9,303	3,520

Income tax expense related to items of other comprehensive income	(430)	(446)

Comprehensive income	$8,873	$3,074

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$8,423	$2,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	844	337
Depreciation and amortization of property plant and equipment, net	76	53
Net realized investment gains	(1,331)	(813)
Non-cash compensation	134	48
Changes in operating assets and liabilities:
Premiums receivable	(1,537)	(4,660)
Prepaid reinsurance premiums	6,755	2,983
Reinsurance recoverable, net	33	(83)
Income taxes recoverable	-	39
Deferred income tax expense, net of other comprehensive (loss) income	(574)	1,255
Policy acquisition costs, net of amortization	(1,757)	(1,661)
Other assets	(970)	538
Unpaid losses and LAE	1,538	(2,342)
Unearned premiums	16,997	14,283
Premium deposits and customer credit balances	3,383	1,264
Income taxes payable	1,978	77
Bank overdraft	(991)	363
Accounts payable and accrued expenses	(383)	3,726
Net cash provided by operating activities	32,618	17,742
Cash flow used by investing activities:
Proceeds from sale of investment securities	20,946	44,167
Purchases of investment securities available for sale	(44,387)	(54,130)
Purchases of property and equipment	(218)	(372)
Net cash used by investing activities	(23,659)	(10,335)
Cash flow provided (used) by financing activities:
Exercised stock options	$353	$17
Dividends paid	(341)	(399)
Tax benefit related to non-cash compensation	72	25
Net cash provided (used) by financing activities	84	(357)
Net increase in cash and short term investments	9,043	7,050
Cash and short term investments at beginning of period	41,446	21,143
Cash and short term investments at end of period	$50,489	$28,193

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2014	2013
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,885	$20
Non-cash investing and finance activities:
Accrued dividends payable	$336	$399

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,500 independent agents, of which approximately 2,000 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Nevada and South Carolina and can underwrite commercial general liability insurance in all of these states. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to no more than 35% of its entire homeowners’ book. As of March 31, 2014, the Company had approximately 18.3% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended March 31, 2014, 91.2%, 3.9%, 1.9% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $11.6 million of homeowners’ premiums produced under this agreement with ISA represents 33.7% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2014. This network of agents began writing for FNIC in March 2013. During the three months ended March 31, 2013, 87.5%, 5.9%, 2.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Form 10-K, which was filed with the SEC on March 17, 2014.

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

All significant intercompany balances and transactions have been eliminated. No material reclassifications have been made to the prior-period balances to conform to the current-period presentation.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of Deferred Policy Acquisition Costs (“DPAC”), and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 17, 2014.

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2014 and December 31, 2013. Changes in interest rates subsequent to March 31, 2014 and December 31, 2013 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2014 and December 31, 2013 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the three months ended March 31, 2014 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

(E) Reclassifications

No material reclassification of the 2013 financial statements was necessary to conform to the 2014 presentation.

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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan during 2014 or 2013. Future assessments by this association are undeterminable at this time.

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

The Company has recorded a net deferred tax asset of $1.1million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2014, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square foot office facility. Our original lease for this office space was scheduled to expire in May 2017. During March 2014, we extended our lease term to expire in August 2019 and expanded the leased premises to include an additional 13,642 square feet, which we expect to occupy during July 2014. All of our operations are consolidated within these facilities. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term.

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2014	392
2015	695
2016	709
2017	722
2018	737
2019	500
Total	$3,755

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

Total investments increased $24.8 million, or 11.2%, to $245.5 million as of March 31, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $34.4 million, or 86.6%, to $74.0 million for the three months ended March 31, 2014, compared with $39.6 million for the three months ended March 31, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $19 .0 million was transferred to the investment accounts during the three months ended March 31, 2014.

The debt and equity securities that are available for sale and carried at fair value represent 97% of total investments as of March 31, 2014 and December 31, 2013.

We did not hold any trading investment securities during the three months ended March 31, 2014.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2014 and the three months ended March 31, 2013, in connection with the process, we have not charged operations with investment losses.

As of March 31, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2014, 82% of our debt portfolio was in diverse industries and 18% was in United States government bonds. As of March 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of March 31, 2014 and December 31, 2013, we have classified $7.3 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2014 and 2013, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$33,655	13.71%	$27,209	12.33%
Obligations of states and political subdivisions	58,149	23.68%	52,064	23.59%
Corporate	100,086	40.77%	91,941	41.66%
International	8,449	3.44%	3,698	1.68%
	200,339	81.60%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,187	1.71%	4,630	2.10%
Corporate	2,908	1.18%	2,475	1.12%
International	228	0.09%	109	0.05%
	7,323	2.98%	7,214	3.27%
Total debt securities	207,662	84.58%	182,126	82.53%

Equity securities, at market:	37,857	15.42%	38,584	17.47%
Total investments	$245,519	100.00%	$220,710	100.00%

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$135	$9,668	$1,133	$22,601
Equity securities	1,610	4,815	189	1,079
Total realized gains	1,745	14,483	1,322	23,680

Debt securities	(70)	3,699	(409)	16,476
Equity securities	(344)	1,338	(100)	623
Total realized losses	(414)	5,037	(509)	17,099

Net realized gains on investments	$1,331	$19,520	$813	$40,779

Net realized investment gains totaled $1.3 million for the three months ended March 31, 2014, compared with $0.8 million during the three months ended March 31, 2013.  During the three months ended March 31, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.  This decision generated approximately $1.3 million of realized gains.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at March 31, 2014 and December 31, 2013 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
March 31, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$33,631	$237	$213	$33,655
Obligations of states and political subdivisions	57,742	471	64	58,149
Corporate	98,794	1,615	323	100,086
International	8,427	40	18	8,449
	$198,594	$2,363	$618	$200,339

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,187	$33	$255	$3,965
Corporate	2,908	32	6	2,934
International	228	-	1	227
	$7,323	$65	$262	$7,126

Equity securities - common stocks	$29,160	$8,868	$171	$37,857

December 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$27,422	$186	$399	$27,209
Obligations of states and political subdivisions	51,883	303	122	52,064
Corporate	91,475	1,233	767	91,941
International	3,731	5	38	3,698
	$174,511	$1,727	$1,326	$174,912

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,630	$32	$326	$4,336
Corporate	2,475	22	17	2,480
International	109	-	1	108
	$7,214	$54	$344	$6,924

Equity securities - common stocks	$29,423	$9,436	$275	$38,584

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2014.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$213	$207	$6
Obligations of states and political subdivisions	64	64	-
Corporate	323	316	7
International	18	18	-
	618	605	13
Equity securities:
Common stocks	171	166	5

Total debt and equity securities	$789	$771	$18

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2013.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$399	$391	$8
Obligations of states and political subdivisions	122	122	-
Corporate	767	761	6
International	38	38	-
	1,326	1,312	14
Equity securities:
Common stocks	275	148	127

Total debt and equity securities	$1,601	$1,460	$141

Below is a summary of debt securities at March 31, 2014 and December 31, 2013, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$10,785	$10,819	$5,161	$5,181
Due after one through five years	125,918	126,961	113,027	113,561
Due after five through ten years	68,323	68,781	62,656	62,220
Due after ten years	891	904	881	874

Total	$205,917	$207,465	$181,725	$181,836

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $62,239 and $2,191,923, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of March 31, 2014, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $62,490 and $2,193,814, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Interest on debt securities	$895	$714
Dividends on equity securities	111	80
Interest on cash and cash equivalents	1	-

Total investment income	$1,007	$794

Net realized gains	$1,331	$813

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended March 31, 2014 and 2013, were approximately $20.9 million and $44.2 million, respectively.

The table below sets forth a summary of net realized and unrealized investment gains during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Net realized gains
Debt securities	$65	$724
Equity securities	1,266	89

Total	$1,331	$813

Net unrealized gains
Debt securities	$1,745	$3,275
Equity securities	8,697	4,431

Total	$10,442	$7,706

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a recurring basis as of March 31, 2014, presented in accordance with this guidance, are as follows.

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$33,655	$-	$33,655
Obligations of states and political subdivisions	-	58,149	-	58,149
Corporate	-	100,086	-	100,086
International	-	8,449	-	8,449
	-	200,339	-	200,339

Equity securities:
Common stocks	37,857	-	-	37,857
	37,857	-	-	37,857

Total debt and equity securities	$37,857	$200,339	$-	$238,196

Assets measured at fair value on a recurring basis as of December 31, 2013, presented in accordance with this guidance, are as follows.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$27,209	$-	$27,209
Obligations of states and political subdivisions	-	52,064	-	52,064
Corporate	-	91,941	-	91,941
International	-	3,698	-	3,698
	-	174,912	-	174,912

Equity securities:
Common stocks	38,584	-	-	38,584
	38,584	-	-	38,584

Total debt and equity securities	$38,584	$174,912	$-	$213,496

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

For the 2012–2013 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $328.3 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $246.5 million, with the Company retaining the first $8.0 million of losses and LAE for each event. The reinsurance program included coverage purchased from the private market, which afforded optional reinstatement premium protection that provided coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totaled approximately $144.7 million, or 44.1% of the $328.3 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The cost to the Company for the excess of loss reinsurance products for the 2012-2013 hurricane season, inclusive of approximately $11.2 million payable to the FHCF and the prepaid automatic premium reinstatement protection, was approximately $43.1 million.

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

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million and $4.9 million as of March 31, 2014 and December 31, 2013.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Balance at January 1	$61,016	$49,908
Less reinsurance recoverables	(2,742)	(3,503)
Net balance at January 1	$58,274	$46,405

Incurred related to
Current year	$19,470	$56,209
Prior years	1,358	201
Total incurred	$20,828	$56,410

Paid related to
Current year	$1,534	$22,695
Prior years	17,723	21,846
Total paid	$19,257	$44,541

Net balance at period end	$59,845	$58,274
Plus reinsurance recoverables	2,708	2,742
Balance as of March 31, 2014	$62,553	$61,016

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We increased the liability for losses and LAE for claims occurring in prior years by $1.4 million during the three months ended March 31, 2014. We increased the liability for losses and LAE for claims occurring in prior years by $0.2 million during the year ended December 31, 2013.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(9) Stock Compensation Plans

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of March 31, 2014 and December 31, 2013, we had outstanding exercisable options to purchase 1,500 and 3,000 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of March 31, 2014 and December 31, 2013, we had outstanding exercisable options to purchase 470,524 and 523,521 shares, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option and incentive plans for the period from January 1, 2012 to March 31, 2014 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$5.54
Granted	-	$-	-	$-	88,648	$5.54
Exercised	(1,500)	$8.67	(52,331)	$6.49	(33,180)	$-
Cancelled	-	$-	(666)	$3.44	-	$5.54
Outstanding at March 31, 2014	1,500	$8.67	470,524	$4.32	304,968	$5.54

Options outstanding as of March 31, 2014 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

March 31, 2014	1,500	$8.67	273,144	$4.32
December 31, 2014	-	$8.67	122,647	$4.32
December 31, 2015	-	$8.67	74,733	$4.32
December 31, 2016	-	$8.67	-	$4.32
December 31, 2017	-	$8.67	-	$4.32
December 31, 2018	-	$8.67	-	$4.32
Thereafter	-	$8.67	-	$4.32
Total options exercisable	1,500		470,524

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
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2014 and 2013 include the following.

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2014 are lower by approximately $192,000 and $119,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2013 are lower by approximately $66,000 and $41,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended March 31, 2014 would have been $0.78 and $0.75, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.77 and $0.74, respectively.

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

Summary information about the Company’s stock option plans at March 31, 2014 is as follows.

	Range of Exercise Price	Outstanding at March 31, 2014	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at March 31, 2014
1998 Plan	$8.67	1,500	0.34	$8.67	1,500
2002 Plan	$2.45 - $8.32	470,524	5.45	$4.32	273,144

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2014, there were no preferred shares issued or outstanding and there were 10,988,727 shares of common stock outstanding.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC” “Company,” “we,” “us” and “our,” refers to Federated National Holding Company and its subsidiaries. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 20 years.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,500 independent agents, of which approximately 2,000 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Nevada and South Carolina and can underwrite commercial general liability insurance in all of these states. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We have entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) pursuant to which, among other things, we may continue to use “Federated” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  We continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

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

Index
Federated National Holding Company

Our Subsidiaries

During the three months ended March 31, 2014, 91.2%, 3.9%, 1.9% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $11.6 million of homeowners’ premiums produced under this agreement with ISA represents 33.7% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2014. This network of agents began writing for FNIC in March 2013. During the three months ended March 31, 2013, 87.5%, 5.9%, 2.8% and 3.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

Index
Federated National Holding Company

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

In May 2013, SB 1770 was signed by the Governor of Florida and passed during the 2013 legislative session. This bill is intended to reform Citizens by reducing its insurance policy count and establishing the Property Insurance Clearinghouse (“Clearinghouse”). The Clearinghouse launched in January 2014, for new business ineligible for Citizens if a participating insurance company is willing to afford similar coverage at a price that is no more than 15% above the price of a policy with Citizens. Similarly, existing Citizens policies will not be eligible for renewal with Citizens if a participating insurance company is willing to afford similar coverage at no additional cost over the price for a Citizens policy. This will allow potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. Effective March 30, 2014 FNIC joined as a participating insurance company in the Clearinghouse.

Critical Accounting Policies

 See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index
Federated National Holding Company

Analysis of Financial Condition
As of March 31, 2014 Compared with December 31, 2013

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

Total investments increased $24.8 million, or 11.2%, to $245.5 million as of March 31, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $34.4 million, or 86.6%, to $74.0 million for the three months ended March 31, 2014, compared with $39.6 million for the three months ended March 31, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $19 .0 million was transferred to the investment accounts during the three months ended March 31, 2014.

The debt and equity securities that are available for sale and carried at fair value represent 97% of total investments as of March 31, 2014 and December 31, 2013.

We did not hold any trading investment securities during the three months ended March 31, 2014.

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

Index
Federated National Holding Company

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2014 and the three months ended March 31, 2013, in connection with the process, we have not charged operations with investment losses.

As of March 31, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2014, 82% of our debt portfolio was in diverse industries and 18% was in United States government bonds. As of March 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of March 31, 2014 and December 31, 2013, we have classified $7.3 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2014 and 2013, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Below is a summary of net unrealized gains as of March 31, 2014 and December 31, 2013, by category.

	Unrealized Gains
	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$24	$(213)
Obligations of states and political subdivisions	407	180
Corporate	1,295	467
International	19	(33)
	1,745	401

Equity securities:
Common stocks	8,697	9,161

Total debt and equity securities	$10,442	$9,562

The net unrealized gain of $10.4 million is inclusive of $0.8 million of unrealized losses. The $0.8 million of unrealized losses are primarily from debt securities.

The $0.6 million of unrealized losses from debt securities are made up of $0.3 million losses from corporate bonds, $0.2 million from United State government obligations and $0.1 million from obligations of states and political subdivisions. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

Index
Federated National Holding Company

The $0.2 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of March 31, 2014. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The following table summarizes, by type, our investments as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$33,655	13.71%	$27,209	12.33%
Obligations of states and political subdivisions	58,149	23.68%	52,064	23.59%
Corporate	100,086	40.77%	91,941	41.66%
International	8,449	3.44%	3,698	1.68%
	200,339	81.60%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,187	1.71%	4,630	2.10%
Corporate	2,908	1.18%	2,475	1.12%
International	228	0.09%	109	0.05%
	7,323	2.98%	7,214	3.27%
Total debt securities	207,662	84.58%	182,126	82.53%

Equity securities, at market:	37,857	15.42%	38,584	17.47%
Total investments	$245,519	100.00%	$220,710	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $9.1 million, or 21.8%, to $50.5 million as of March 31, 2014, compared with $41.4 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $34.4 million, or 86.6%, to $74.0 million for the three months ended March 31, 2014, compared with $39.6 million for the three months ended March 31, 2013. The increased homeowners’ gross written premium generated additional cash, of which approximately $19 .0 million was transferred to the investment accounts during the three months ended March 31, 2014.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $6.8 million, or 89.0%, to $0.8 million as of March 31, 2014, compared with a $7.6 million increase as of December 31, 2013. The change is due to $10.0 million paid to reinsurers, offset by $16.8 million amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $1.6 million, or 6.9%, to $24.0 million as of March 31, 2014, compared with $22.4 million as of December 31, 2013.

Our homeowners’ insurance premiums receivable increased $0.7 million, or 3.1%, to $20.1 million as of March 31, 2014, compared with $19.4 million as of December 31, 2013. Our commercial general liability insurance premiums receivable increased $0.3 million, or 93.3%, to $0.6 million as of March 31, 2014, compared with $0.3 million as of December 31, 2013. Our automobile insurance premiums receivable increased $0.6 million, or 22.8%, to $3.4 million as of March 31, 2014, compared with $2.8 million as of December 31, 2013. Our allowance for credit losses remained unchanged at $0.1 million as of March 31, 2014, compared with December 31, 2013.

Index
Federated National Holding Company

Reinsurance Recoverable, Net

Reinsurance recoverable, net, remained unchanged at $2.7 million as of March 31, 2014, compared with December 31, 2013. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $1.8 million, or 10.5%, to $18.5 million as of March 31, 2014, compared with $16.7 million as of December 31, 2013. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $0.1 million, or 14.2%, to $1.1 million as of March 31, 2014, compared with $1.0 million as of December 31, 2013. Deferred income taxes, net, is comprised of approximately $8.2 million and $5.5 million of deferred tax assets, net of approximately $7.1 million and $4.5 million of deferred tax liabilities as of March 31, 2014 and December 31, 2013.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.2 million, or 15.3%, to $1.1 million as of March 31, 2014, compared with $0.9 million as of December 31, 2013. The change is due primarily to investments in information technology.

Other Assets

Other assets increased $1.0 million, or 30.4%, to $4.2 million as of March 31, 2014, compared with $3.2 million as of December 31, 2013. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Accrued interest income receivable	$1,885	$1,684
Commission receivable	750	-
Deposits	273	327
Prepaid expenses	760	812
Receivable for investments sold	177	-
Other	319	371
Total	$4,164	$3,194

Index
Federated National Holding Company

Unpaid Losses and LAE

Unpaid losses and LAE increased $1.6 million, or 2.5%, to $62.6 million as of March 31, 2014, compared with $61.0 million as of December 31, 2013, in conjunction with the increase to net premiums earned during the three months ended March 31, 2014 as compared with three months ended March 31, 2013. The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$12,684	$25,103	$37,787	$11,399	$19,623	$31,022
Commercial General Liability	4,078	12,680	16,758	3,503	13,231	16,734
Automobile	2,408	5,600	8,008	8,259	5,001	13,260
Total	$19,170	$43,383	$62,553	$23,161	$37,855	$61,016

Please see “Results of Operations - Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $17.0 million, or 13.2%, to $145.3 million as of March 31, 2014, compared with $128.3 million as of December 31, 2013. The change was due to a $16.5 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned flood insurance premiums and a $0.6 million increase in unearned commercial general liability premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.4 million, or 88.2%, to $7.2 million as of March 31, 2014, compared with $3.8 million as of December 31, 2013. Premium deposits are monies received on policies not yet in-force.

Income Taxes Payable

Income taxes payable increased $2.0 million, or 83.2%, to $4.4 million as of March 31, 2014, compared with $2.4 million as of December 31, 2013, in conjunction with the income before provision for income tax expense, net of estimated tax payments made during the three months ended March 31, 2014.

Bank Overdraft

Bank overdraft decreased $1.0 million, or 16.0%, to $5.2 million as of March 31, 2014, compared with $6.2 million as of December 31, 2013. The bank overdraft relates primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.4 million, or 5.9%, to $6.1 million as of March 31, 2014, compared with $6.5 million as of December 31, 2013. The change is due to the timing of payments with our trade vendors.

Index
Federated National Holding Company

Results of Operations
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Gross Premiums Written

Gross premiums written increased $35.8 million, or 78.9%, to $81.1 million for the three months ended March 31, 2014, compared with $45.3 million for the three months ended March 31, 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2014 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended March 31,
	2014		2013
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$73,980	91.22%	$39,643	87.44%
Commercial General Liability	3,144	3.88%	2,682	5.92%
Federal Flood	1,518	1.87%	1,274	2.81%
Automobile	2,460	3.03%	1,734	3.83%
Gross written premiums	$81,102	100.00%	$45,333	100.00%

The increase in the sale of homeowners’ policies by $34.4 million, or 86.6%, to $74.0 million for the three months ended March 31, 2014, compared with $39.6 million for the three months ended March 31, 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.

We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of March 31, 2014, 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $254.3 million (a 50.4% reduction of in-force premium), while 75.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $81.1 million, (a 41.4 % reduction of in-force premium), as of March 31, 2013.

During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $11.6 million of homeowners’ premiums produced under this agreement with ISA represents 33.7% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2014. This network of agents began writing for FNIC in March 2013.

During the three months ended March 31, 2014 and March 31, 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $37.6 million and $20.0 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.41% of the pre-credit premium, or $504.5 million, as of March 31, 2014, as compared with 41.4% of the pre-credit premium, or $195.9 million, as of March 31, 2013. Our number of in-force homeowners’ policies increased by approximately 17,700 or 15.2%, to approximately 134,100 as of March 31, 2014, compared with approximately 116,400 as of December 31, 2013.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.4 million, or 17.2%, to $3.1 million for the three months ended March 31, 2014, compared with $2.7 million for the three months ended March 31, 2013.

Index
Federated National Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$24	0.76%	$22	0.82%
Florida	2,998	95.36%	2,499	93.17%
Louisiana	20	0.64%	42	1.57%
Texas	102	3.24%	119	4.44%
Total	$3,144	100.00%	$2,682	100.00%

The Company’s sale of auto insurance policies increased $0.8 million, or 41.9%, to $2.5 million for the three months ended March 31, 2014, compared with $1.7 million for the three months ended March 31, 2013.

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

Gross Premiums Ceded

Gross premiums ceded increased $0.5 million, or 16.7%, to $3.3 million for the three months ended March 31, 2014, compared with $2.8 million for the three months ended March 31, 2013. The increase includes a $0.5 million increase to automobile gross premiums ceded, a $0.3 million decrease to homeowners’ gross premiums ceded,  a  $0.2 million increase to flood gross premiums ceded and a less than $0.1 million increase to commercial general liability gross premiums ceded.

Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $16.8 million for the three months ended March 31, 2014, compared with $9.9 million for the three months ended March 31, 2013. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $17.0 million for the three months ended March 31, 2014, compared with $14.3 million for the three months ended March 31, 2013. The increased charge to written premium was due to a $16.5 million increase in unearned homeowners’ insurance premiums, a $0.1 million decrease in unearned flood insurance premiums and a $0.6 million increase in unearned commercial general liability premiums during the three months ended March 31, 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index
Federated National Holding Company

Net Premiums Earned

Net premiums earned increased $25.7 million, or 140.5%, to $44.0 million for the three months ended March 31, 2014, compared with $18.3 million for the three months ended March 31, 2013. The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$40,926	93.01%	$15,707	85.84%
Commercial General Liability	2,453	5.57%	2,235	12.21%
Automobile	625	1.42%	357	1.95%
Net premiums earned	$44,004	100.00%	$18,299	100.00%

The $25.2 million increase in homeowners’ net premiums earned is due to a $34.3 million increase in gross written premium, a $0.3million decrease in gross premiums ceded and a $9.4 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.2 million increase in commercial general liability net premiums earned is a result of a $0.5 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.2 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.3 million increase in automobile net premiums earned is a result of a $0.7 million increase in gross written premium, a $0.5 million increase in gross premiums ceded and a less than $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.5 million, or 88.1%, to $1.0 million for the three months ended March 31, 2014, compared with $0.5 million for the three months ended March 31, 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.2 million, or 114.0%, to $0.3 million for the three months ended March 31, 2014, compared with $0.1 million for the three months ended March 31, 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.6 million, or 54.5%, to $1.8 million for the three months ended March 31, 2014, compared with $1.2 million for the three months ended March 31, 2013. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.2 million, or 26.8%, to $1.0 million for the three months ended March 31, 2014, compared with $0.8 million for the three months ended March 31, 2013.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.8% and 2.1%, respectively, for the three months ended March 31, 2014. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.0% and 2.3%, respectively, for the three months ended March 31, 2013.

Index
Federated National Holding Company

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 1.9% and 2.3%, respectively, for the three months ended March 31, 2014. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.5%, respectively, for the three months ended March 31, 2013.

See also “Analysis of Financial Condition as of March 31, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $1.3 million for the three months ended March 31, 2014, compared with $0.8 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities. This decision generated approximately $1.3 million of realized gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended March 31, 2014 and the three months ended March 31, 2013, in connection with the process, we have not charged operations with investment losses.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$135	$1,133
Equity securities	1,610	189
Total realized gains	1,745	1,322

Realized losses:
Debt securities	(70)	(409)
Equity securities	(344)	(100)
Total realized losses	(414)	(509)
Net realized gains on investments	$1,331	$813

Other Income

Other income increased $0.2 million, or 125.7%, to $0.3 million for the three months ended March 31, 2014, compared with $0.1 million for the three months ended March 31, 2013. The increase is primarily due to the recoupment of assessments previously expensed in connection with the Florida Insurance Guaranty Association (“FIGA”).

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

Index
Federated National Holding Company

Losses and LAE increased $11.5 million, or 123.5%, to $20.8 million for the three months ended March 31, 2014, compared with $9.3 million for the three months ended March 31, 2013. The overall change includes a $10.7 million increase in our homeowners’ program and a $0.8 million increase in connection with our automobile program.

The increase to losses and LAE for the three months ended March 31, 2014, compared with the three months ended March 31, 2013, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during this same period. The increase to losses and LAE was more than offset by the increase to net premiums earned during this same period.

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

The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$12,684	$25,103	$37,787	$11,399	$19,623	$31,022
Commercial General Liability	4,078	12,680	16,758	3,503	13,231	16,734
Automobile	2,408	5,600	8,008	8,259	5,001	13,260
Total	$19,170	$43,383	$62,553	$23,161	$37,855	$61,016

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $1.6 million during the three months ended March 31, 2014. This overall change includes a $6.8 million increase in reserves for our homeowners’ program and a $5.2 million decrease in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended March 31, 2014 was 47.3% compared with 50.9% for the same period in 2013. The favorable decrease to our loss ratio is due to the $11.5 million increase in losses and LAE measured against the $25.7 million increase in net premium earned during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.

Index
Federated National Holding Company

The table below reflects the loss ratios by product line.

	Three Months Ended March 31,
	2014	2013
Homeowners'	43.87%	46.27%
Commercial General Liability	60.58%	66.70%
Automobile	221.73%	157.42%
All lines	47.33%	50.93%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.0 million, or 34.5%, to $3.7 million for the three months ended March 31, 2014, compared with $2.7 million for the three months ended March 31, 2013. The change is primarily due to increases in surveys and underwriting reports, commission expense, actuarial fees, postage and investment expenses.

Salaries and Wages

Salaries and wages increased $0.7 million, or 30.7%, to $3.0 million for the three months ended March 31, 2014, compared with $2.3 million for the three months ended March 31, 2013 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $192,000 during the three months ended March 31, 2014 compared with approximately $66,000 for the three months ended March 31, 2013.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs, increased $4.6 million, or 125.0%, to $8.4 million for the three months ended March 31, 2014, compared with $3.8 million for the three months ended March 31, 2013, which corresponds to the increase in net premiums earned during this same period. Amortization of deferred policy acquisition costs, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $5.3 million for the three months ended March 31, 2014, compared with $1.4 million for the three months ended March 31, 2013. The effective rate for income taxes was 38.65% for the three months ended March 31, 2014, compared with 37.44% for the three months ended March 31, 2013.

Net Income

Net income increased $6.1 million, or 260.7%, to $8.4 million for the three months ended March 31, 2014, compared with $2.3 million for the three months ended March 31, 2013.

Index
Federated National Holding Company

Liquidity and Capital Resources

During the three months ended March 31, 2014, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, decreased prepaid reinsurance premiums, increased premium deposits and customer credit balances, increased income taxes payable and increased unpaid losses and LAE. Additional sources of capital included amortization of investment premium or discount, net, exercised stock options, non-cash compensation, depreciation and amortization, a tax benefit related to non-cash compensation and decreased reinsurance recoverable, net. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the three months ended March 31, 2014 and 2013, operations provided net operating cash flow of $32.6 million and $17.7 million, respectively.

During the three months ended March 31, 2014, operations generated $40.2 million of gross cash flow, due to a $17.0 million increase in unearned premiums, a $6.8 million decrease in prepaid reinsurance premiums, a $3.4 million increase in premium deposits and customer credit balances, a $2.0 million increase in income taxes payable and a $1.5 million increase in unpaid losses and LAE. Additional sources of cash included $0.8 million of amortization of investment premium or discount, net, $0.2 million of non-cash compensation and $0.1 million of depreciation and amortization, all in conjunction with $8.4 million of net income.

During the three months ended March 31, 2014, operations used $7.5 million of gross cash flow, due to a $1.8 million increase in policy acquisition costs, a $1.5 million increase in premiums receivable, $1.3 million in net realized investment gains and a $1.0 million decrease in bank overdraft. Additional uses of cash included a $1.0 million increase in other assets, a $0.6 million increase in deferred income tax expense and a $0.3 million decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2014 and 2013, net cash used by investing activities was $23.7 million and $10.3 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2014, investing activities generated $20.9 million and used $44.6 million.

During the three months ended March 31, 2014 and 2013, net financing activities provided and used $0.1 million and $0.4 million, respectively. In 2014, the sources of cash in connection with financing activities included $0.4 million from exercised stock options and the uses included $0.3 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 78.9% increase in gross premiums written during the first three months of 2014 as compared with the same period in 2013. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements, although continued growth at the pace experienced thus far in 2014 might require additional working capital in order to maintain our regulatory ratios and rating. We are reviewing various possible alternatives to obtain additional working capital.  There can be no assurances that we will be able to obtain additional working capital on terms and in amounts beneficial to us, or at all, and, in that event, we would seek alternatives such as quota share arrangements or moderating the rate at which we write new policies.

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2014, approximately 87% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available for sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available for sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$33,655	13.71%	$27,209	12.33%
Obligations of states and political subdivisions	58,149	23.68%	52,064	23.59%
Corporate	100,086	40.77%	91,941	41.66%
International	8,449	3.44%	3,698	1.68%
	200,339	81.60%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,187	1.71%	4,630	2.10%
Corporate	2,908	1.18%	2,475	1.12%
International	228	0.09%	109	0.05%
	7,323	2.98%	7,214	3.27%
Total debt securities	207,662	84.58%	182,126	82.53%

Equity securities, at market:	37,857	15.42%	38,584	17.47%
Total investments	$245,519	100.00%	$220,710	100.00%

Index
Federated National Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March 31, 2014 and December 31, 2013, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$29,232	14.08%	$24,904	13.67%
AA	74,195	35.73%	67,374	36.99%
A	51,114	24.61%	46,338	25.44%
BBB	52,596	25.33%	42,979	23.60%
Not rated	525	0.25%	531	0.30%
	$207,662	100.00%	$182,126	100.00%

The following table summarizes, by maturity, the debt securities as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$10,816	5.21%	$5,180	2.84%
One year to five years	126,933	61.12%	113,561	62.35%
Five years to 10 years	69,009	33.23%	62,511	34.32%
More than 10 years	904	0.44%	874	0.49%
Total debt securities	$207,662	100.00%	$182,126	100.00%

At March 31, 2014, the duration of the debt portfolio was approximately 3.8 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of March 31, 2014 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2014	2015	2016	2017	2018	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$4,528	$935	$2,993	$6,178	$13,322	$27,956	$28,045
Obligations of states and political subdivisions	2,275	5,835	10,500	6,540	6,685	20,165	52,000	58,149
Corporate securities	1,501	9,215	15,421	16,565	12,424	33,149	88,275	94,717
International securities	-	1,509	2,283	1,280	1,164	2,067	8,303	8,677
Collateralized mortgage obligations	61	2,014	3,975	1,595	3,328	6,002	16,975	18,074
Equity securities, at market	-	-	-	-	-	-	-	37,857
All investments	$3,837	$23,101	$33,114	$28,973	$29,779	$74,705	$193,509	$245,519

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	0.27%	1.10%	0.63%	1.24%	1.97%	1.36%
Obligations of states and political subdivisions	5.00%	4.40%	4.83%	4.84%	4.91%	4.82%	4.80%
Corporate securities	5.40%	3.99%	3.92%	3.83%	4.59%	4.89%	4.39%
International securities	0.00%	2.00%	2.94%	3.08%	3.33%	3.71%	3.04%
Collateralized mortgage obligations	5.38%	5.22%	5.48%	5.19%	3.96%	4.19%	4.67%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.16%	3.34%	4.25%	3.77%	3.85%	4.26%	4.03%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
Federated National Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Additional Risk Factors

The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) In March 2014, a total of 88,648 shares were granted to employees, officers and directors of the Company pursuant to the Company’s Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”).  All of such shares are restricted shares under the 2012 Plan, are subject to vesting in an amount equal to 1/3 each year for beginning one year from the date of grant, and are non-transferable prior to vesting.  The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering.

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a) None

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-	XBRL Instance Document. **

101.SCH-	XBRL Taxonomy Extension Schema Document. **

101.CAL-	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-	XBRL Taxonomy Extension Presentation Linkbase Document. **

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2014

Index
Federated National Holding Company

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-	XBRL Instance Document. **

101.SCH-	XBRL Taxonomy Extension Schema Document. **

101.CAL-	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB-	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE-	XBRL Taxonomy Extension Presentation Linkbase Document. **

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