Form 10-Q
period 2014-06-30
FEDERATED NATIONAL HOLDING CO
filed 2014-08-11
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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

Common Stock, $.01 par value –13,805,470 outstanding as of August 6, 2014

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	June 30, 2014	December 31, 2013
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$247,947	$174,912
Debt maturities, held to maturity, at amortized cost	7,498	7,214
Equity securities, available for sale, at fair value	36,630	38,584

Total investments	292,075	220,710

Cash and short term investments	57,501	41,446
Prepaid reinsurance premiums	-	7,592
Premiums receivable, net of allowance for credit losses of $143 and $143, respectively	28,121	22,414
Reinsurance recoverable, net	2,921	2,742
Deferred policy acquisition costs	22,997	16,708
Deferred income taxes, net	-	1,006
Property, plant and equipment, net	1,457	929
Other assets	4,680	3,194

Total assets	$409,752	$316,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$71,035	$61,016
Unearned premiums	178,409	128,343
Reinsurance premiums payable	7,134	-
Premiums deposits and customer credit balances	7,530	3,833
Claims payments outstanding	6,053	6,203
Income taxes payable	583	2,379
Deferred income taxes, net	566	-
Accounts payable and accrued expenses	8,060	6,473

Total liabilities	279,370	208,247

Shareholders' equity:

Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 11,141,207 and 10,901,716, respectively	111	109
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,731	80,525
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	7,362	5,964
Total accumulated other comprehensive income	7,362	5,964
Retained earnings	41,178	21,896
Total shareholders' equity	130,382	108,494
Total liabilities and shareholders' equity	$409,752	$316,741

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)		(Dollars in Thousands)
Revenue:
Gross premiums written	$107,353	$69,534	$188,455	$114,868
Gross premiums ceded	(46,533)	(25,409)	(49,840)	(28,244)

Net premiums written	60,820	44,125	138,615	86,624

Increase in prepaid reinsurance premiums	23,682	10,466	6,887	552
Increase in unearned premiums	(33,069)	(30,932)	(50,065)	(45,218)

Net change in prepaid reinsurance premiums and unearned premiums	(9,387)	(20,466)	(43,178)	(44,666)

Net premiums earned	51,433	23,659	95,437	41,958
Commission income	1,223	844	2,177	1,351
Finance revenue	348	198	659	343
Direct written policy fees	2,352	1,780	4,179	2,963
Net investment income	1,302	788	2,308	1,582
Net realized investment gains	2,056	887	3,388	1,700
Other income	289	27	570	152

Total revenue	59,003	28,183	108,718	50,049

Expenses:
Losses and LAE	24,522	12,819	45,350	22,147
Operating and underwriting expenses	4,201	3,934	7,868	6,655
Salaries and wages	3,448	2,333	6,498	4,666
Amortization of deferred policy acquisition costs	8,838	5,042	17,280	8,794

Total expenses	41,009	24,128	76,996	42,262

Income before provision for income tax expense	17,994	4,055	31,722	7,787
Provision for income tax expense	6,440	1,511	11,745	2,908

Net income	$11,554	$2,544	$19,977	$4,879

Net income per share - basic	$1.04	$0.32	$1.81	$0.61

Net income per share - diluted	$1.01	$0.31	$1.75	$0.60

Weighted average number of common shares outstanding - basic	11,096,317	8,019,887	11,022,889	8,001,513

Weighted average number of common shares outstanding - diluted	11,481,319	8,273,974	11,407,576	8,210,792

Dividends paid per share	$0.03	$0.03	$0.06	$0.05

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June,
	2014	2013	2014	2013
	(Dollars in Thousands)		(Dollars in Thousands)

Net income	$11,554	$2,544	$19,977	$4,879

Change in net unrealized gains (losses) on investments available for sale	1,362	(3,512)	2,242	(2,327)

Comprehensive income (loss) before tax	12,916	(968)	22,219	2,552

Income tax (expense) benefit related to items of other comprehensive income (loss)	(414)	1,321	(844)	875

Comprehensive income	$12,502	$353	$21,375	$3,427

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$19,977	$4,879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	1,775	731
Depreciation and amortization of property plant and equipment, net	189	121
Net realized investment gains	(3,388)	(1,700)
Recovery for uncollectible premiums receivable	-	(19)
Non-cash compensation	(157)	108
Changes in operating assets and liabilities:
Premiums receivable	(5,707)	(11,597)
Prepaid reinsurance premiums	7,592	6,506
Reinsurance recoverable, net	(179)	(42)
Income taxes recoverable	-	(195)
Deferred income tax expense, net of other comprehensive income	728	1,221
Policy acquisition costs, net of amortization	(6,289)	(4,719)
Other assets	(1,486)	542
Unpaid losses and LAE	10,020	(1,023)
Unearned premiums	50,065	45,215
Reinsurance premiums payable	7,134	-
Premium deposits and customer credit balances	3,697	624
Income taxes payable	(1,796)	-
Claims payments outstanding	(149)	60
Accounts payable and accrued expenses	1,587	3,463
Net cash provided by operating activities	83,613	44,175
Cash flow used by investing activities:
Proceeds from sale of investment securities	44,081	64,354
Purchases of investment securities available for sale	(111,591)	(79,600)
Purchases of property and equipment	(718)	(462)
Net cash used by investing activities	(68,228)	(15,708)
Cash flow provided (used) by financing activities:
Exercised stock options	$1,190	$293
Dividends paid	(695)	(648)
Tax benefit related to non-cash compensation	175	58
Net cash provided (used) by financing activities	670	(297)
Net increase in cash and short term investments	16,055	28,170
Cash and short term investments at beginning of period	41,446	21,143
Cash and short term investments at end of period	$57,501	$49,313

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2014	2013
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$13,260	$1,870
Non-cash investing and finance activities:
Accrued dividends payable	$350	$245

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,000 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

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

In January 2011, we merged FNIC and our other wholly owned insurance subsidiary, American Vehicle Insurance Company (“American Vehicle”), with FNIC continuing the operations of both entities. As part of its approval of the merger between FNIC and American Vehicle, the Florida Office of Insurance Regulation (“Florida OIR”), the Company, FNIC and American Vehicle entered into a consent order with the Florida OIR dated January 25, 2011 (the “Consent Order”), which was amended in February 2013, due to FNIC’s statutory underwriting profit during 2012. Pursuant to the amended Consent Order, the Company and the resulting company in the merger (the “Merged Company”) have agreed to the following:

•	The Merged Company retained the following licenses: (010) Fire, (020) Allied Lines, (040) Homeowners Multi Peril, (050) Commercial Multi Peril, (090) Inland Marine, (170) Other Liability, (192) Private Passenger Auto Liability, (194) Commercial Auto Liability, (211) Private Passenger Auto Physical Damage and (212) Commercial Auto Physical Damage.

•	The Merged Company will not write commercial multi peril policy premium without prior approval from the Florida OIR. The Merged Company has no commercial multi peril policy premium in force.

•	The Merged Company surrendered its surety license. The Merged Company has no surety policy premium in force.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

•	The Merged Company will not write new commercial habitation condominium associations without prior approval from the Florida OIR. The current commercial habitation book of business is fully earned.

•	The Merged Company agreed to maintain the total number of its homeowners’ policies in Miami-Dade, Broward and Palm Beach counties (the “Tri-County Area”) to no more than 35% of its entire homeowners’ book. As of June 30, 2014, the Company had approximately 18.7% of its homeowners’ policies located within Tri-County Area.

•	The managing general agency fees payable by the Merged Company to Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, which were traditionally 6% of gross written premium, were reduced and will not exceed 4% without prior approval from the Florida OIR. The Merged Company has lowered the fee to amounts varying between 2% and 4% of gross written to further support the FNIC results of operations. This will have no impact on the Company’s consolidated financial results.

•	The claims service fees payable by the Merged Company to Federated National Adjusting, Inc. (“FNA”), formerly known as Superior Adjusting, Inc., were reduced from the traditional 4.5% of gross earned premium to 3.6% of gross earned premium. This will have no impact on the Company’s consolidated financial results.

The merger of FNIC and American Vehicle will be an ongoing transition, many aspects of which will take effect over time. References to the companies contained herein are intended to be references to the operations of FNIC following the January 2011 merger. References to the historical activities of American Vehicle are appropriately identified throughout this document.

During the three months ended June 30, 2014, 91.8%, 3.0%, 2.2% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2013, 90.1%, 3.9%, 2.6% and 3.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the six months ended June 30, 2014, 91.5%, 3.4%, 2.1% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2013, 89.0%, 4.7%, 2.7% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $18.8 million of homeowners’ premiums produced under this agreement with ISA represents 54.8% of the total increase in the sale of homeowners’ policies during the three months ended June 30, 2014. During the three months ended June 30, 2013, $8.0 million or 12.8% of the $62.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the six months ended June 30, 2014, $30.4 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $30.4 million of homeowners’ premiums produced under this agreement with ISA represents 44.9% of the total increase in the sale of homeowners’ policies during the six months ended June 30, 2014. During the six months ended June 30, 2013, $8.3 million or 8.1% of the $102.3 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

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

FNU acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Nevada, South Carolina and Texas. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

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

During the three months ended June 30, 2014, the Florida OIR approved an application to allow the claims administration operations of FNA to be assumed by FNU. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no affect on consolidated net income.

Insure-Link, Inc. (“Insure-Link”) serves as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over forty different carriers.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of operations and cash flows for the periods presented.

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

Index
Federated National Holding Company
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

We believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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
Federated National Holding Company
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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2014 and December 31, 2013. Changes in interest rates subsequent to June 30, 2014 and December 31, 2013 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2014 and December 31, 2013 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

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

Pursuant to FASB issued guidance, compensation cost recognized during the six months ended June 30, 2014 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2010 - 2013 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return is currently under review by the IRS. The 2013 federal and state income tax returns have been extended as of March 2014 and will be timely filed prior to the extended filing deadline of September 15, 2014.  The Company does not have any known uncertain tax positions and all tax positions are evaluated in accordance with FIN 48.  Any change to or resolution of tax reserves could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company has recorded a net deferred tax liability of $0.6 million as of June 30, 2014 and a net deferred tax asset of $1.0 million as of December 31, 2013, respectively.

The calculation of current and deferred income taxes presents management’s assessment of the amount of current and future taxes to be paid.  The calculation of deferred tax assets and liabilities is in accordance with ASC 740.  These assets and liabilities may be impacted if new information not previously available is considered in future analysis and calculations.  Because of the unpredictability and complexity of these future uncertainties the ultimate resolution of the tax payment may be an amount that is materially different from the current estimate of the tax liabilities.  At June 30, 2014 the Company has recorded a net deferred tax liability of $0.6 million.  The primary reasons for the shift from a deferred tax asset to a deferred tax liability include the tax impact of the appreciation in the market value of the available-for-sale securities, the resolution of an accrued legal settlement, and an increase in deferred acquisition costs related to the increase in new policies written.  Any change in circumstances leading to a change in the tax liability would be recorded in the period that the change in circumstances occurs.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square foot office facility. Our original lease for this office space was scheduled to expire in May 2017. During March 2014, we extended our lease term to expire in August 2019 and expanded the leased premises to include an additional 13,642 square feet, which we expect to occupy during August 2014. All of our operations are consolidated within these facilities. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term.

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2014	294
2015	695
2016	709
2017	722
2018	737
2019	500
Total	$3,657

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

Total investments increased $71.4 million, or 32.3%, to $292.1 million as of June 30, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $70.3 million, or 68.7%, to $172.6 million for the six months ended June 30, 2014, compared with $102.3 million for the six months ended June 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the six months ended June 30, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 97% of total investments as of June 30, 2014 and December 31, 2013.

We did not hold any trading investment securities during the six months ended June 30, 2014.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2014 and 2013, respectively, in connection with the process, we have not charged operations with investment losses.

As of June 30, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2014, 81% of our debt portfolio was in diverse industries and 19% was in United States government bonds. As of June 30, 2014, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of June 30, 2014 and December 31, 2013, we have classified $7.5 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the six months ended June 30, 2014 and 2013, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

(A)	Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$43,823	15.00%	$27,209	12.33%
Obligations of states and political subdivisions	78,100	26.74%	52,064	23.59%
Corporate	115,187	39.44%	91,941	41.66%
International	10,837	3.71%	3,698	1.68%
	247,947	84.89%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,257	1.46%	4,630	2.10%
Corporate	2,979	1.02%	2,475	1.12%
International	262	0.09%	109	0.05%
	7,498	2.57%	7,214	3.27%
Total debt securities	255,445	87.46%	182,126	82.53%

Equity securities, at market:	36,630	12.54%	38,584	17.47%
Total investments	$292,075	100.00%	$220,710	100.00%

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$157	$12,576	$260	$8,134
Equity securities	1,949	6,138	973	3,365
Total realized gains	2,106	18,714	1,233	11,499

Debt securities	(28)	3,007	(91)	6,555
Equity securities	(22)	183	(255)	955
Total realized losses	(50)	3,190	(346)	7,510

Net realized gains on investments	$2,056	$21,904	$887	$19,009

Net realized investment gains totaled $2.1 million for the three months ended June 30, 2014, compared with $0.9 million during the three months ended June 30, 2013. During the three months ended June 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Gains	Fair Value	Gains	Fair Value
	(Losses)	at Sale	(Losses)	at Sale
	(Dollars in Thousands)

Debt securities	$292	$22,244	$1,393	$30,735
Equity securities	3,560	10,953	1,162	4,444
Total realized gains	3,852	33,197	2,555	35,179

Debt securities	(98)	6,706	(500)	23,031
Equity securities	(366)	1,521	(355)	1,578
Total realized losses	(464)	8,227	(855)	24,609

Net realized gains on investments	$3,388	$41,424	$1,700	$59,788

Net realized investment gains totaled $3.4 million for the six months ended June 30, 2014, compared with $1.7 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at June 30, 2014 and December 31, 2013 is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
June 30, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$43,322	$591	$90	$43,823
Obligations of states and political subdivisions	77,191	937	28	78,100
Corporate	113,018	2,275	106	115,187
International	10,755	91	9	10,837
	$244,286	$3,894	$233	$247,947

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,257	$36	$176	$4,117
Corporate	2,979	53	1	3,031
International	262	2	1	263
	$7,498	$91	$178	$7,411

Equity securities - common stocks	$28,487	$8,407	$264	$36,630

December 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$27,422	$186	$399	$27,209
Obligations of states and political subdivisions	51,883	303	122	52,064
Corporate	91,475	1,233	767	91,941
International	3,731	5	38	3,698
	$174,511	$1,727	$1,326	$174,912

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,630	$32	$326	$4,336
Corporate	2,475	22	17	2,480
International	109	-	1	108
	$7,214	$54	$344	$6,924

Equity securities - common stocks	$29,423	$9,436	$275	$38,584

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of June 30, 2014.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$90	$1	$89
Obligations of states and political subdivisions	28	12	16
Corporate	106	23	83
International	9	9	-
	233	45	188
Equity securities:
Common stocks	264	254	10

Total debt and equity securities	$497	$299	$198

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

Below is a summary of debt securities at June 30, 2014 and December 31, 2013, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$14,999	$15,060	$5,161	$5,181
Due after one through five years	153,641	155,455	113,027	113,561
Due after five through ten years	83,118	84,810	62,656	62,220
Due after ten years	26	33	881	874

Total	$251,784	$255,358	$181,725	$181,836

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $61,984 and $2,214,639, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of June 30, 2014, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $62,490 and $2,193,814, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

Interest on debt securities	$1,209	$654
Dividends on equity securities	92	132
Interest on cash and cash equivalents	1	2

Total investment income	$1,302	$788

Net realized gains	$2,056	$887

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended June 30, 2014 and 2013, were approximately $23.1 million and $20.2 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

Interest on debt securities	$2,104	$1,369
Dividends on equity securities	203	211
Interest on cash and cash equivalents	1	2

Total investment income	$2,308	$1,582

Net realized gains	$3,388	$1,700

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the six months ended June 30, 2014 and 2013, were approximately $44.1 million and $64.4 million, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized investment gains during the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Net realized gains
Debt securities	$129	$169
Equity securities	1,927	718

Total	$2,056	$887

The table below sets forth a summary of net realized investment gains during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Net realized gains
Debt securities	$194	$893
Equity securities	3,194	807

Total	$3,388	$1,700

The table below sets forth a summary of net unrealized investment gains as of June 30, 2014 and December 31, 2013.

	Unrealized Gains
	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$3,661	$401
Equity securities	8,143	9,161

Total	$11,804	$9,562

(6)	Fair Value Disclosure

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

Assets measured at fair value on a recurring basis as of June 30, 2014, presented in accordance with this guidance, are as follows.

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$43,823	$-	$43,823
Obligations of states and political subdivisions	-	78,100	-	78,100
Corporate	-	115,187	-	115,187
International	-	10,837	-	10,837
	-	247,947	-	247,947

Equity securities:
Common stocks	36,630	-	-	36,630
	36,630	-	-	36,630

Total debt and equity securities	$36,630	$247,947	$-	$284,577

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

For the 2014–2015 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $1.49 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.00 billion, with the Company retaining the first $7.0 million in Florida and $3.0 million in Louisiana for losses and LAE from each event. Florida risks represents 98.5%, or $1.46 billion of the $1.49 billion of total aggregate catastrophic losses and LAE. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. The FHCF only affords coverage for losses sustained in Florida. Coverage afforded by the FHCF totals approximately $546.3 million, or 37.4% of Florida’s $1.46 billion of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2014–2015 hurricane season, inclusive of approximately $41.0 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $117.4 million.

Included in this year’s program is a 30% quota share reinsurance treaty for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida. This two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The approximate cost of this quota share is projected to be $6.7 million per year and it is included in the $117.4 million amount referenced above.  The quota share treaty contains commutation provisions for the Company to share profits based on loss experience during the term of the treaty.

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term.  The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any.  In accordance with generally accepted accounting principles, the Company will initially recognize income and an asset.  Subsequently, the Company will value the asset based on information not known at this time.  Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The 2014-2015 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) and S&P ratings are listed in the table as follows.

Reinsurer	A.M. Best Rating			S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
American Standard Insurance Company of Wisconsin	A			NR
AIG (National Union Fire Insurance Company of Pittsburgh, PA)	A			A+
Everest Reinsurance Company	A+			A+
Odyssey Reinsurance Company	A			A-
QBE Reinsurance Corporation	A			A+
RLI Insurance Company	A+			A+
Transatlantic Reinsurance Company	A			A+

BERMUDA
ACE Tempest Reinsurance Limited	A++			AA-
Allied World Assurance Company, Limited	A			A
Arch Reinsurance Limited	A+			A+
Argo Reinsurance Limited	A			NR
Ariel Reinsurance Bermuda Ltd for and on Behalf of Ariel Syndicate 1910 (ARE)	A-			A+
Aspen Bermuda Limited	A			A
AXIS Specialty Limited	A+			A+
BGS Services (Bermuda) Limited/Lloyds Syndicate 2987	A			A+
DaVinci Reinsurance Ltd	A			AA-
Endurance Specialty Insurance Limited	A			A
Hamilton Re, Limited	A-			NR
Hiscox Insurance Company (Bermuda) Limited	A			NR
Partner Reinsurance Company Limited	A+			A+
Platinum Underwriters Bermuda Limited	A			A-
Renaissance Reinsurance, Limited	A+			AA-
Securis Re III Limited Bermuda	NR	*	**	NR
Securis Re IV Limited Bermuda	NR	*	**	NR
Tokio Millennium Re AG, Bermuda Branch	A++			AA-
XL RE Limited	A			A+

UNITED KINGDOM
A.F. Beazley Syndicate No. 623 (AFB)	A			A+
A.F. Beazley Syndicate No. 2623 (AFB)	A			A+
Amlin Syndicate No. 2001 (AML)	A			A+
Antares Syndicate No. 1274 (AUL)	A			A+
Ariel Syndicate No. 1910 (ARE)	A			A+
ARK Syndicate No. 4020 (ARK)	A			A+
Ascot Syndicate No. 1414 (ASC)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Canopius Syndicate No. 958 (CNP)	A			A+
Canopius Syndicate No. 4444 (CNP)	A			A+
Cathederal Syndicate No. 2010 (MMX)	A			A+
Chaucer Syndicate No. 1084 (CSL)	A			A+
Dale Underwriting Syndicate No. 1729 (DUW)	A			A+
Faraday Syndicate No. 435 (FDY)	A			A+
Hiscox Syndicate No. 0033 (HIS)	A			A+
Kiln Syndicate No. 510 (KLN)	A			A+
Liberty Syndicates Services Limited, Paris for and on behalf of Lloyd's Syndicate No. 4472 (LIB)	A			A+
MAP Underwriting Syndicate No. 2791 (MAP)	A			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
S.J.O, Catlin & Others No. 2003 (SJC)	A			A+

EUROPE
Amlin AG, Switzerland, Bermuda Branch	A			A
Hannover Rueck SE (obo Pillar Capital Management)	NR	*	**	NR
Lansforsakringar Sak Forsakringsaktiebolag (publ)	NR			A
SCOR Global P&C SE, Paris, Zurich Branch	A			A

ASIA
China Reinsurance (Group) Corporation	A			NR
Qatar Reinsurance Company LLC	A			A

* Reinstatement Premium Protection Program Participants

** Participant will fund a trust agreement for their exposure with cash and U.S. Government obligations of American institutions at fair market value.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

For the 2013–2014 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $562.7 million of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $420.4 million, with the Company retaining the first $7.0 million of losses and LAE for each event. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. Coverage afforded by the FHCF totals approximately $278.1 million, or 49.4% of the $562.7 million of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2013-2014 hurricane season, inclusive of approximately $21.7 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $67.9 million.

Index
The 2013-2014 private reinsurance companies and their respective A.M. Best and S&P ratings are listed in the table as follows.

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

To date, we have made no claims asserted against our reinsurers in connection with the 2014–2015 and 2013–2014 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million and $4.9 million as of June 30, 2014 and December 31, 2013.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Balance at January 1	$61,016	$49,908
Less reinsurance recoverables	(2,742)	(3,503)
Net balance at January 1	$58,274	$46,405

Incurred related to
Current year	$41,932	$56,209
Prior years	3,418	201
Total incurred	$45,350	$56,410

Paid related to
Current year	$11,291	$22,695
Prior years	24,219	21,846
Total paid	$35,510	$44,541

Net balance at period end	$68,114	$58,274
Plus reinsurance recoverables	2,921	2,742
Balance as of June 30, 2014	$71,035	$61,016

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We increased the liability for losses and LAE for claims occurring in prior years by $3.4 million during the six months ended June 30, 2014. This development is attributable to adverse decisions on matters beyond the insurance company policy limits. These matters are resolved and further development is unlikely.We increased the liability for losses and LAE for claims occurring in prior years by $0.2 million during the year ended December 31, 2013.

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

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of June 30, 2014 and December 31, 2013, we had outstanding exercisable options to purchase zero and 3,000 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of June 30, 2014 and December 31, 2013, we had outstanding exercisable options to purchase 316,476 and 523,521 shares, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Activity in our stock option and incentive plans for the period from January 1, 2012 to June 30, 2014 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$5.54
Granted	-	$-	-	$-	88,648	$5.54
Exercised	(3,000)	$8.67	(204,144)	$5.71	(33,180)	$5.54
Cancelled	-	$-	(2,901)	$3.09	(846)	$5.54
Outstanding at June 30, 2014	-	$-	316,476	$3.80	304,122	$5.54

Options outstanding as of June 30, 2014 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

June 30, 2014	-	$-	181,159	$3.80
December 31, 2014	-	$-	61,284	$3.80
December 31, 2015	-	$-	74,033	$3.80
December 31, 2016	-	$-	-	$3.80
December 31, 2017	-	$-	-	$3.80
December 31, 2018	-	$-	-	$3.80
Thereafter	-	$-	-	$3.80
Total options exercisable	-		316,476

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2014 are lower by approximately $273,000 and $170,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2013 are lower by approximately $88,000 and $55,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2014 are lower by approximately $465,000 and $290,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2013 are lower by approximately $155,000 and $96,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended June 30, 2014 would have been $1.06 and $1.02, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.04 and $1.01, respectively. Basic and diluted earnings per share for the three months ended June 30, 2013 would have been $0.33 and $0.32, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.32 and $0.31, respectively.

Basic and diluted earnings per share for the six months ended June 30, 2014 would have been $1.84 and $1.78, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.81 and $1.75, respectively.  Basic and diluted earnings per share for the six months ended June 30, 2013 would have been $0.62 and $0.61, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.61 and $0.60, respectively.

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

Summary information about the Company’s stock option plans at June 30, 2014 is as follows.

	Range of Exercise Price	Outstanding at June 30, 2014	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at June 30, 2014
1998 Plan	$-	-	-	$-	-
2002 Plan	$2.45 - $4.73	316,476	6.18	$3.80	181,159

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(10)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2014, there were no preferred shares issued or outstanding and there were 11,141,207 shares of common stock outstanding.

(11)	Subsequent Events

(A)	Joint Venture

On July 18, 2014, the Company announced a joint venture to form a new Florida-based property and casualty insurance carrier to be named Monarch National Insurance Company (“Monarch”).  The Company’s co-venturers are C.A. Bancorp Inc., a publicly traded Canadian merchant bank, or its majority-owned subsidiary (together, “CAB”), and Transatlantic Reinsurance Company (“TransRe”).  The organization of Monarch is subject to the receipt of regulatory approvals and other customary conditions.

The parties have entered into a Subscription Agreement dated effective as of July 18, 2014 (the “Agreement”), pursuant to which the parties have agreed to organize Monarch Delaware Holdings LLC (“Monarch Parent”), which will become the indirect parent of Monarch following receipt of the approval of the Florida OIR.  Monarch Parent is expected to have an initial equity capitalization of $33 million.  The Company and CAB are each expected to own 42.4% of Monarch Parent’s equity, with capital contributions of $14 million each for voting interests, and TransRe will own the remaining 15.2%, with a capital contribution of $5 million for a non-voting interest.

Upon receipt of all required regulatory approvals from the Florida OIR of the formation of Monarch and the terms of the agreements among the parties, and satisfaction of the other closing conditions, which pursuant to the Agreement must occur not later than December 31, 2014, the parties expect to enter into the following agreements:

•	Monarch will enter into a Managing General Agent and Claims Administration Agreement (the “MGA Agreement”) with FNU, pursuant to which FNU will provide underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the MGA Agreement, FNU will be entitled to receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	Monarch Parent, Monarch National Holding Company, an intermediate holding company of Monarch (“Monarch Holding”), and/or Monarch will enter into an Investment Management Agreement (the “Investment Agreement”) with CAB or an affiliate of CAB, pursuant to which CAB or its affiliate will manage the Monarch investment portfolio. The management fee, on an annual basis, will be 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	TransRe will provide $5 million in senior debt to Monarch Holding. The debt will bear interest at 6% per annum, which will be payable annually; will mature in six years; and will be prepayable without penalty.

•	Monarch will enter into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe will have a right of first refusal for all quota share and excess of loss reinsurance that Monarch deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Parent or the senior debt remains outstanding. Pursuant to this agreement, TransRe will have the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch in any individual reinsurance contract.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The Limited Liability Company Agreement of Monarch Delaware Holdings LLC to be entered into upon the formation of Monarch Parent (the “LLC Agreement”) will provide that Monarch Parent will be managed by a seven-member Board of Managers, three of whom will be designated by the Company, three of whom will be designated by CAB, and one who will be jointly selected by the Company and CAB.  The LLC Agreement will provide that certain material transactions must be approved by a supermajority of the managers, including a termination or amendment of the MGA Agreement or the Investment Agreement.  The Company will be entitled to receive a termination fee equal to the aggregate fees paid under the MGA Agreement for the 12 calendar months prior to the date of termination, if the MGA Agreement is terminated other than for cause.  The LLC Agreement will also provide the members with certain redemption, tag-along, drag-along and buy-sell rights.

An affiliate of CAB has discretionary authority over certain managed accounts that currently hold in the aggregate shares of the Company’s common stock totaling less than 1% of the Company’s outstanding shares.

(B)	Public Offering

On August 6, 2014, the Company closed an underwritten public offering of 2,358,975 shares of its common stock, which includes 307,692 shares sold pursuant to the exercise in full of the 30-day option granted to the underwriters to cover overallotments, at a price to the public of $19.50 per share for net proceeds of approximately $43.4 million after deducting the underwriters’ discount but before offering expenses. The net proceeds from the sale of the shares, after deducting the underwriters’ discount and other estimated offering expenses payable by the Company, will be approximately $43.1 million.

The Company will use the net proceeds from the sale of the common stock for general working capital purposes, including as statutory capital in support of the Company's growth and to sustain its capital levels after its investment in Monarch, once organized.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses (“LAE”) and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,000 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida.  FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states, homeowners’ insurance in Louisiana and personal automobile insurance in Georgia and Texas.

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

Our Subsidiaries

During the three months ended June 30, 2014, 91.8%, 3.0%, 2.2% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2013, 90.1%, 3.9%, 2.6% and 3.4% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

Index
Federated National Holding Company

During the six months ended June 30, 2014, 91.5%, 3.4%, 2.1% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2013, 89.0%, 4.7%, 2.7% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $18.8 million of homeowners’ premiums produced under this agreement with ISA represents 54.8% of the total increase in the sale of homeowners’ policies during the three months ended June 30, 2014. During the three months ended June 30, 2013, $8.0 million or 12.8% of the $62.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the six months ended June 30, 2014, $30.4 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $30.4 million of homeowners’ premiums produced under this agreement with ISA represents 44.9% of the total increase in the sale of homeowners’ policies during the six months ended June 30, 2014. During the six months ended June 30, 2013, $8.3 million or 8.1% of the $102.3 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

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

Federated National Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Nevada, South Carolina and Texas. FNU has contracted with several unaffiliated insurance companies to sell commercial general liability, workers compensation, personal umbrella, inland marine and other various lines of insurance through FNU’s existing network of agents.

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

During the three months ended June 30, 2014, the Florida OIR approved an application to allow the claims administration operations of FNA to be assumed by FNU. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no affect on consolidated net income.

Index
Federated National Holding Company

Insure-Link, Inc. (“Insure-Link”) serves as an independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over forty different carriers.

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

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended June 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index
Federated National Holding Company

Analysis of Financial Condition
As of June 30, 2014 Compared with December 31, 2013

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

Total investments increased $71.4 million, or 32.3%, to $292.1 million as of June 30, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $70.3 million, or 68.7%, to $172.6 million for the six months ended June 30, 2014, compared with $102.3 million for the six months ended June 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the six months ended June 30, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 97% of total investments as of June 30, 2014 and December 31, 2013.

We did not hold any trading investment securities during the six months ended June 30, 2014.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2014 and 2013, respectively, in connection with the process, we have not charged operations with investment losses.

As of June 30, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2014, 81% of our debt portfolio was in diverse industries and 19% was in United States government bonds. As of June 30, 2014, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of June 30, 2014 and December 31, 2013, we have classified $7.5 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the six months ended June 30, 2014 and 2013, respectively, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Below is a summary of net unrealized gains (losses) as of June 30, 2014 and December 31, 2013, by category.

	Unrealized Gains (Losses)
	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$501	$(213)
Obligations of states and political subdivisions	906	180
Corporate	2,174	467
International	80	(33)
	3,661	401

Equity securities:
Common stocks	8,143	9,161

Total debt and equity securities	$11,804	$9,562

The net unrealized gain of $11.8 million is inclusive of $0.5 million of unrealized losses; $0.2 million of unrealized losses are from debt securities and $0.3 million of unrealized losses are from equity securities.

The $0.2 million of unrealized losses from debt securities are made up of $0.1 million losses from corporate bonds and $0.1 million from United State government obligations. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

Index
Federated National Holding Company

The $0.3 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of June 30, 2014. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The following table summarizes, by type, our investments as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying	Percent	Carrying	Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$43,823	15.00%	$27,209	12.33%
Obligations of states and political subdivisions	78,100	26.74%	52,064	23.59%
Corporate	115,187	39.44%	91,941	41.66%
International	10,837	3.71%	3,698	1.68%
	247,947	84.89%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,257	1.46%	4,630	2.10%
Corporate	2,979	1.02%	2,475	1.12%
International	262	0.09%	109	0.05%
	7,498	2.57%	7,214	3.27%
Total debt securities	255,445	87.46%	182,126	82.53%

Equity securities, at market:	36,630	12.54%	38,584	17.47%
Total investments	$292,075	100.00%	$220,710	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $16.1 million, or 38.7%, to $57.5 million as of June 30, 2014, compared with $41.4 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $70.3 million, or 68.7%, to $172.6 million for the six months ended June 30, 2014, compared with $102.3 million for the six months ended June 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the six months ended June 30, 2014.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums converted to a $7.1 million liability called reinsurance premiums payable at June 30, 2014, compared with the $7.6 million asset balance as of December 31, 2013.The change is due to $19.2 million paid to reinsurers, offset by $33.9 million amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $5.7 million, or 25.5%, to $28.1 million as of June 30, 2014, compared with $22.4 million as of December 31, 2013.

Our homeowners’ insurance premiums receivable increased $4.2 million, or 21.3%, to $23.6 million as of June 30, 2014, compared with $19.4 million as of December 31, 2013. Our commercial general liability insurance premiums receivable increased $0.1 million, or 36.8%, to $0.4 million as of June 30, 2014, compared with $0.3 million as of December 31, 2013. Our automobile insurance premiums receivable increased $1.4 million, or 52.1%, to $4.2 million as of June 30, 2014, compared with $2.8 million as of December 31, 2013. Our allowance for credit losses remained unchanged at $0.1 million as of June 30, 2014, compared with December 31, 2013.

Index
Federated National Holding Company

Reinsurance Recoverable, Net

Reinsurance recoverable, net, increased $0.2 million, or 6.5%, to $2.9 million as of June 30, 2014, compared with $2.7 million as of December 31, 2013. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $6.3 million, or 37.6%, to $23.0 million as of June 30, 2014, compared with $16.7 million as of December 31, 2013. The change is due to the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium.

Deferred Income Taxes, Net

Deferred income taxes, net converted to a net liability balance of $0.6 million as of June 30, 2014 compared with a net asset balance of $1.0 million as of December 31, 2013. The net liability balance of $0.6 million as of June 30, 2014 is comprised of approximately $12.6 million of deferred tax assets, net of approximately $13.2 million of deferred tax liabilities. The net asset balance of $1.0 million as of December 31, 2013 was comprised of approximately $11.0 million of deferred tax assets, net of approximately $10.0 million of deferred tax liabilities.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.6 million, or 56.9%, to $1.5 million as of June 30, 2014, compared with $0.9 million as of December 31, 2013. The change is due primarily to investments in information technology.

Other Assets

Other assets increased $1.5 million, or 46.5%, to $4.7 million as of June 30, 2014, compared with $3.2 million as of December 31, 2013. Major components of other assets are shown in the following table. The accrued interest income receivable is primarily investment related and the commission income receivable is brokerage related.

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Accrued interest income receivable	$2,276	$1,684
Commission receivable	1,000	-
Deposits	324	327
Prepaid expenses	787	812
Other	293	371
Total	$4,680	$3,194

Index
Federated National Holding Company

Unpaid Losses and LAE

Unpaid losses and LAE increased $10.0 million, or 16.4%, to $71.0 million as of June 30, 2014, compared with $61.0 million as of December 31, 2013. This change is in conjunction with the increase to net premiums earned during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,404	$29,257	$42,661	$11,399	$19,623	$31,022
Commercial General Liability	5,007	13,405	18,412	3,503	13,231	16,734
Automobile	3,832	6,130	9,962	8,259	5,001	13,260
Total	$22,243	$48,792	$71,035	$23,161	$37,855	$61,016

Please see “Results of Operations - Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $50.1 million, or 39.0%, to $178.4 million as of June 30, 2014, compared with $128.3 million as of December 31, 2013. The change was due to a $48.1 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood insurance premiums, a $1.0 million increase in unearned commercial general liability insurance premiums and a $0.3 million increase in unearned automobile insurance premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Reinsurance Premiums Payable

Reinsurance premiums payable totaled $7.1 million at June 30, 2014, compared with a $7.6 million asset balance in an account named prepaid reinsurance premiums as of December 31, 2013. The change is due to $19.2 million paid to reinsurers, offset by $33.9 million amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.7 million, or 96.4%, to $7.5 million as of June 30, 2014, compared with $3.8 million as of December 31, 2013. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Income Taxes Payable

Income taxes payable decreased $1.8 million, or 75.5%, to $0.6 million as of June 30, 2014, compared with $2.4 million as of December 31, 2013. This change is due to the recognition of a liability associated with our income before provision for income tax expense during the six months ended June 30, 2014, offset by our estimated tax payments made during this same period.

Deferred Income Taxes, Net

Deferred income taxes, net converted to a net liability balance of $0.6 million as of June 30, 2014 compared with a net asset balance of $1.0 million as of December 31, 2013. The net liability balance of $0.6 million as of June 30, 2014 is comprised of approximately $12.6 million of deferred tax assets, net of approximately $13.2 million of deferred tax liabilities. The net asset balance of $1.0 million as of December 31, 2013 was comprised of approximately $11.0 million of deferred tax assets, net of approximately $10.0 million of deferred tax liabilities.

Index
Federated National Holding Company

Claims Payments Outstanding

Claims payments outstanding decreased $0.1 million, or 2.4%, to $6.1 million as of June 30, 2014, compared with $6.2 million as of December 31, 2013. The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change is due to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.6 million, or 24.5%, to $8.1 million as of June 30, 2014, compared with $6.5 million as of December 31, 2013. The change is due to a greater than $1.0 million increase to commissions payable and the timing of payments with our trade vendors.

Results of Operations
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Gross Premiums Written

Gross premiums written increased $37.9 million, or 54.4%, to $107.4 million for the three months ended June 30, 2014, compared with $69.5 million for the three months ended June 30, 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2014 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended June 30,
	2014		2013
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$98,598	91.85%	$62,634	90.08%
Commercial General Liability	3,168	2.95%	2,734	3.93%
Federal Flood	2,375	2.21%	1,821	2.62%
Automobile	3,212	2.99%	2,345	3.37%
Gross written premiums	$107,353	100.00%	$69,534	100.00%

The increase in the sale of homeowners’ policies by $36.0 million, or 57.4%, to $98.6 million for the three months ended June 30, 2014, compared with $62.6 million for the three months ended June 30, 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.

We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2014, 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $290.0 million (a 50.4% reduction of in-force premium), while 78.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $124.4 million, (a 45.5% reduction of in-force premium), as of June 30, 2013.

During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $18.8 million of homeowners’ premiums produced under this agreement with ISA represents 54.8% of the total increase in the sale of homeowners’ policies during the three months ended June 30, 2014. During the three months ended June 30, 2013, $8.0 million or 12.8% of the $62.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the three months ended June 30, 2014 and June 30, 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $35.6 million and $43.4 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.4% of the pre-credit premium, or $575.2 million, as of June 30, 2014, as compared with 45.5% of the pre-credit premium, or $273.7 million, as of June 30, 2013. Our number of in-force homeowners’ policies increased by approximately 18,500 or 13.8%, to approximately 152,600 as of June 30, 2014, compared with approximately 134,100 as of March 31, 2014.

Index
Federated National Holding Company

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.5 million, or 15.8%, to $3.2 million for the three months ended June 30, 2014, compared with $2.7 million for the three months ended June 30, 2013.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$65	0.76%	$30	1.08%
Florida	2,890	95.36%	2,516	92.05%
Louisiana	26	0.64%	39	1.42%
Texas	187	3.24%	149	5.45%
Total	$3,168	100.00%	$2,734	100.00%

The Company’s sale of auto insurance policies increased $0.9 million, or 37.0%, to $3.2 million for the three months ended June 30, 2014, compared with $2.3 million for the three months ended June 30, 2013.

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

Gross Premiums Ceded

Gross premiums ceded increased $21.1 million, or 83.1%, to $46.5 million for the three months ended June 30, 2014, compared with $25.4 million for the three months ended June 30, 2013. The increase includes a $19.9 million increase to homeowners’ gross premiums ceded, a $0.6 million increase to automobile gross premiums ceded and a $0.6 million increase to flood gross premiums ceded. The $19.9 million increase to homeowners’ gross premiums ceded is due to the increase in the cost of the Florida Hurricane Catastrophe Fund (“FHCF”) from $21.3 million in June 2013 to $41.0 million in June 2014.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $23.7 million for the three months ended June 30, 2014, compared with $10.5 million for the three months ended June 30, 2013. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Index
Federated National Holding Company

Increase in Unearned Premiums

The increase in unearned premiums was $33.1 million for the three months ended June 30, 2014, compared with $30.9 million for the three months ended June 30, 2013. The increased charge to written premium was due to a $31.7 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood insurance premiums, a $0.4 million increase in unearned commercial general liability insurance premiums and a $0.3 million increase in unearned automobile insurance premiums during the three months ended June 30, 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $27.7 million, or 117.4%, to $51.4 million for the three months ended June 30, 2014, compared with $23.7 million for the three months ended June 30, 2013. The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$48,070	93.46%	$20,718	87.57%
Commercial General Liability	2,629	5.11%	2,342	9.90%
Automobile	734	1.43%	599	2.53%
Net premiums earned	$51,433	100.00%	$23,659	100.00%

The $27.4 million increase in homeowners’ net premiums earned is due to a $36.0 million increase in gross written premium, a $19.9 million increase in gross premiums ceded and a $11.3 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.3 million increase in commercial general liability net premiums earned is a result of a $0.4 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.4 million, or 44.9%, to $1.2 million for the three months ended June 30, 2014, compared with $0.8 million for the three months ended June 30, 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.1 million, or 76.0%, to $0.3 million for the three months ended June 30, 2014, compared with $0.2 million for the three months ended June 30, 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.6 million, or 32.1%, to $2.4 million for the three months ended June 30, 2014, compared with $1.8 million for the three months ended June 30, 2013. The change is due to the increase in gross premiums written during this same period.

Index
Federated National Holding Company

Net Investment Income

Net investment income increased $0.5 million, or 65.1%, to $1.3 million for the three months ended June 30, 2014, compared with $0.8 million for the three months ended June 30, 2013.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended June 30, 2014. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.7% and 2.0%, respectively, for the three months ended June 30, 2013.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.6%, respectively, for the three months ended June 30, 2014. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.0% and 2.3%, respectively, for the three months ended June 30, 2013.

See also “Analysis of Financial Condition as of June 30, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $2.1 million for the three months ended June 30, 2014, compared with $0.9 million during the three months ended June 30, 2013. During the three months ended June 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended June 30, 2014 and the three months ended June 30, 2013, in connection with the process, we have not charged operations with investment losses.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$157	$260
Equity securities	1,949	973
Total realized gains	2,106	1,233

Realized losses:
Debt securities	(28)	(91)
Equity securities	(22)	(255)
Total realized losses	(50)	(346)
Net realized gains on investments	$2,056	$887

Other Income

Other income increased to $0.3 million for the three months ended June 30, 2014, compared with nothing for the three months ended June 30, 2013. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Index
Federated National Holding Company

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

Losses and LAE increased $11.7 million, or 91.3%, to $24.5 million for the three months ended June 30, 2014, compared with $12.8 million for the three months ended June 30, 2013. The overall change includes a $10.3 million increase in our homeowners’ program, a $2.0 million increase in our commercial general liability program and a $0.6 million decrease in connection with our automobile program.

The increase to losses and LAE for the three months ended June 30, 2014, compared with the three months ended June 30, 2013, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during this same period. The increase to losses and LAE was more than offset by the increase to net premiums earned during this same period.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,404	$29,257	$42,661	$11,399	$19,623	$31,022
Commercial General Liability	5,007	13,405	18,412	3,503	13,231	16,734
Automobile	3,832	6,130	9,962	8,259	5,001	13,260
Total	$22,243	$48,792	$71,035	$23,161	$37,855	$61,016

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $8.5 million during the three months ended June 30, 2014. This overall change includes a $4.9 million increase in reserves for our homeowners’ program, a $1.9 million increase in reserves for our automobile program and a $1.7 million increase in reserves for our commercial general liability program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended June 30, 2014 was 47.7% compared with 54.2% for the same period in 2013. The favorable decrease to our loss ratio is due to the $11.7 million increase in losses and LAE measured against the $27.7 million increase in net premium earned during the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

Index
Federated National Holding Company

Operating and Underwriting Expenses

Operating and underwriting expenses increased $0.3 million, or 6.8%, to $4.2 million for the three months ended June 30, 2014, compared with $3.9 million for the three months ended June 30, 2013. The change is primarily due to increases in surveys and underwriting reports, actuarial fees and postage.

Salaries and Wages

Salaries and wages increased $1.1 million, or 47.8%, to $3.4 million for the three months ended June 30, 2014, compared with $2.3 million for the three months ended June 30, 2013 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $273,000 during the three months ended June 30, 2014 compared with approximately $88,000 for the three months ended June 30, 2013.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs, increased $3.8 million, or 75.3%, to $8.8 million for the three months ended June 30, 2014, compared with $5.0 million for the three months ended June 30, 2013, which corresponds to the increase in net premiums earned during this same period. Amortization of deferred policy acquisition costs, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $6.4 million for the three months ended June 30, 2014, compared with $1.5 million for the three months ended June 30, 2013. The effective rate for income taxes was 35.79% for the three months ended June 30, 2014, compared with 37.26% for the three months ended June 30, 2013.

Net Income

Net income increased $9.1 million, or 354.1%, to $11.6 million for the three months ended June 30, 2014, compared with $2.5 million for the three months ended June 30, 2013.

Results of Operations
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Gross Premiums Written

Gross premiums written increased $73.6 million, or 64.1%, to $188.5 million for the six months ended June 30, 2014, compared with $114.9 million for the six months ended June 30, 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2014 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Six Months Ended June 30,
	2014		2013
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$172,578	91.57%	$102,278	89.04%
Commercial General Liability	6,312	3.35%	5,416	4.72%
Federal Flood	3,893	2.07%	3,095	2.69%
Automobile	5,672	3.01%	4,079	3.55%
Gross written premiums	$188,455	100.00%	$114,868	100.00%

The increase in the sale of homeowners’ policies by $70.3 million, or 68.7%, to $172.6 million for the six months ended June 30, 2014, compared with $102.3 million for the six months ended June 30, 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.

Index
Federated National Holding Company

We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2014, 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $290.0 million (a 50.4% reduction of in-force premium), while 78.1% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $124.4 million, (a 45.5% reduction of in-force premium), as of June 30, 2013.

During the six months ended June 30, 2014, $30.4 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $30.4 million of homeowners’ premiums produced under this agreement with ISA represents 44.9% of the total increase in the sale of homeowners’ policies during the six months ended June 30, 2014. During the six months ended June 30, 2013, $8.3 million or 8.1% of the $102.3 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

During the six months ended June 30, 2014 and June 30, 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $73.2 million and $63.4 million, respectively. Our number of in-force homeowners’ policies increased by approximately 36,200 or 31.1%, to approximately 152,600 as of June 30, 2014, compared with approximately 116,400 as of December 31, 2013.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.9 million, or 16.5%, to $6.3 million for the six months ended June 30, 2014, compared with $5.4 million for the six months ended June 30, 2013.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$89	0.76%	$52	0.95%
Florida	5,888	95.36%	5,017	92.61%
Louisiana	46	0.64%	81	1.49%
Texas	289	3.24%	266	4.95%
Total	$6,312	100.00%	$5,416	100.00%

The Company’s sale of auto insurance policies increased $1.6 million, or 39.0%, to $5.7 million for the six months ended June 30, 2014, compared with $4.1 million for the six months ended June 30, 2013.

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

Index
Federated National Holding Company

Gross Premiums Ceded

Gross premiums ceded increased $21.6 million, or 76.5%, to $49.8 million for the six months ended June 30, 2014, compared with $28.2 million for the six months ended June 30, 2013. The increase includes a $19.7 million increase to homeowners’ gross premiums ceded, a $1.1 million increase to automobile gross premiums ceded and a  $0.8 million increase to flood gross premiums ceded. The $19.7 million increase to homeowners’ gross premiums ceded is due to the increase in the cost of the FHCF from $21.3 million in June 2013 to $41.0 million in June 2014.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $6.9 million for the six months ended June 30, 2014, compared with $0.6 million for the six months ended Jun 30, 2013. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $50.1 million for the six months ended June 30, 2014, compared with $45.2 million for the six months ended June 30, 2013. The increased charge to written premium was due to a $48.1 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood insurance premiums, a $1.0 million increase in unearned commercial general liability insurance premiums and a $0.3 million increase in unearned automobile insurance premiums during the six months ended June 30, 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $53.4 million, or 127.5%, to $95.4 million for the six months ended June 30, 2014, compared with $42.0 million for the six months ended June 30, 2013. The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$88,996	93.26%	$36,425	86.81%
Commercial General Liability	5,082	5.32%	4,577	10.91%
Automobile	1,359	1.42%	956	2.28%
Net premiums earned	$95,437	100.00%	$41,958	100.00%

The $52.5 million increase in homeowners’ net premiums earned is due to a $70.3 million increase in gross written premium, a $19.7 million increase in gross premiums ceded and a $1.9 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.5 million increase in commercial general liability net premiums earned is a result of a $0.9 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.4 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.4 million increase in automobile net premiums earned is a result of a $1.6 million increase in gross written premium, a $1.2 million increase in gross premiums ceded and a less than $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Index
Federated National Holding Company

Commission Income

Commission income increased $0.8 million, or 61.1%, to $2.2 million for the six months ended June 30, 2014, compared with $1.4 million for the six months ended June 30, 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.4 million, or 92.1%, to $0.7 million for the six months ended June 30, 2014, compared with $0.3 million for the six months ended June 30, 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $1.2 million, or 41.1%, to $4.2 million for the six months ended June 30, 2014, compared with $3.0 million for the six months ended June 30, 2013. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.7 million, or 45.9%, to $2.3 million for the six months ended June 30, 2014, compared with $1.6 million for the six months ended June 30, 2013.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.0% and 2.3%, respectively, for the six months ended June 30, 2014. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.9% and 2.1%, respectively, for the six months ended June 30, 2013.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.5%, respectively, for the six months ended June 30, 2014. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.4%, respectively, for the six months ended June 30, 2013.

See also “Analysis of Financial Condition as of June 30, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $3.4 million for the six months ended June 30, 2014, compared with $1.7 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the six months ended June 30, 2014 and the six months ended June 30, 2013, in connection with the process, we have not charged operations with investment losses.

Index
Federated National Holding Company

The table below depicts the net realized investment gains (losses) by investment category during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$292	$1,393
Equity securities	3,560	1,162
Total realized gains	3,852	2,555

Realized losses:
Debt securities	(98)	(500)
Equity securities	(366)	(355)
Total realized losses	(464)	(855)
Net realized gains on investments	$3,388	$1,700

Other Income

Other income increased $0.4 million, or 274.8%, to $0.6 million for the six months ended June 30, 2014, compared with $0.2 million for the six months ended June 30, 2013. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

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

Losses and LAE increased $23.3 million, or 104.8%, to $45.4 million for the six months ended June 30, 2014, compared with $22.1 million for the six months ended June 30, 2013. The overall change includes a $21.0 million increase in our homeowners’ program, a $2.0 million increase in our commercial general liability program and a $0.3 million increase in connection with our automobile program.

The increase to losses and LAE for the six months ended June 30, 2014, compared with the six months ended June 30, 2013, reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during this same period. The increase to losses and LAE was more than offset by the increase to net premiums earned during this same period.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,404	$29,257	$42,661	$11,399	$19,623	$31,022
Commercial General Liability	5,007	13,405	18,412	3,503	13,231	16,734
Automobile	3,832	6,130	9,962	8,259	5,001	13,260
Total	$22,243	$48,792	$71,035	$23,161	$37,855	$61,016

Index
Federated National Holding Company

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $10.0 million during the six months ended June 30, 2014. This overall change includes a $11.6 million increase in reserves for our homeowners’ program, a $1.7 million increase in reserves for our commercial general liability program and a $3.3 million decrease in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six months ended June 30, 2014 was 47.5% compared with 52.8% for the same period in 2013. The favorable decrease to our loss ratio is due to the $23.3 million increase in losses and LAE measured against the $53.4 million increase in net premium earned during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $1.2 million, or 18.2%, to $7.9 million for the six months ended June 30, 2014, compared with $6.7 million for the six months ended June 30, 2013. The change is primarily due to increases in surveys and underwriting reports, actuarial fees, postage and investment and marketing expenses.

Salaries and Wages

Salaries and wages increased $1.8 million, or 39.3%, to $6.5 million for the six months ended June 30, 2014, compared with $4.7 million for the six months ended June 30, 2013 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $465,000 during the six months ended June 30, 2014 compared with approximately $155,000 for the six months ended June 30, 2013.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs, increased $8.5 million, or 96.5%, to $17.3 million for the six months ended June 30, 2014, compared with $8.8 million for the six months ended June 30, 2013, which corresponds to the increase in net premiums earned during this same period. Amortization of deferred policy acquisition costs, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $11.7 million for the six months ended June 30, 2014, compared with $2.9 million for the six months ended June 30, 2013. The effective rate for income taxes was 37.03% for the six months ended June 30, 2014, compared with 37.35% for the six months ended June 30, 2013.

Net Income

Net income increased $15.1 million, or 309.4%, to $20.0 million for the six months ended June 30, 2014, compared with $4.9 million for the six months ended June 30, 2013.

Index
Federated National Holding Company

Liquidity and Capital Resources

During the six months ended June 30, 2014, our primary sources of capital included increased unearned premiums, proceeds from the sale of investment securities, increased unpaid losses and LAE, decreased prepaid reinsurance premiums, increased reinsurance premiums payable, increased premium deposits and customer credit balances and amortization of investment premium or discount, net. Additional sources of capital included increased accounts payable and accrued expenses, exercised stock options, decreased deferred income tax expense, net of other comprehensive income, depreciation and amortization and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the six months ended June 30, 2014 and 2013, operations provided net operating cash flow of $83.6 million and $44.2 million, respectively.

During the six months ended June 30, 2014, operations generated $102.8 million of gross cash flow, due to a $50.1 million increase in unearned premiums, a $10.0 million increase in unpaid losses and LAE, a $7.6 million decrease in prepaid reinsurance premiums, a $7.1 million increase in reinsurance premiums payable and a $3.7 million increase in premium deposits and customer credit balances. Additional sources of cash included $1.8 million of amortization of investment premium or discount, net, a $1.6 million increase in accounts payable and accrued expenses, a $0.7 million decrease in deferred income tax expense, net of other comprehensive income and $0.2 million of depreciation and amortization, all  in conjunction with $20.0 million of net income.

During the six months ended June 30, 2014, operations used $19.2 million of gross cash flow, due to a $6.3 million increase in policy acquisition costs, a $5.7 million increase in premiums receivable, $3.4 million in net realized investment gains and a $1.8 million decrease in income taxes payable. Additional uses of cash included a $1.5 million increase in other assets, a $0.2 million increase in reinsurance recoverable, net, $0.2 million non-cash compensation and a $0.1 million decrease in bank overdraft.

During the six months ended June 30, 2014 and 2013, net cash used by investing activities was $68.2 million and $15.7 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June 30, 2014, investing activities generated $44.1 million and used $112.3 million.

During the six months ended June 30, 2014 and 2013, net financing activities provided and used $0.7 million and $0.3 million, respectively. In 2014, the sources of cash in connection with financing activities included $1.2 million from exercised stock options and $0.2 million from a tax benefit related to non-cash compensation and the uses included $0.7 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 64.1% increase in gross premiums written during the first six months of 2014 as compared with the same period in 2013. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements, although continued growth at the pace experienced thus far in 2014 might require additional working capital in order to maintain our regulatory ratios and rating. We are reviewing various possible alternatives to obtain additional working capital.  There can be no assurances that we will be able to obtain additional working capital on terms and in amounts beneficial to us, or at all, and, in that event, we would seek alternatives such as quota share arrangements or moderating the rate at which we write new policies.

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2014, approximately 90% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$43,823	15.00%	$27,209	12.33%
Obligations of states and political subdivisions	78,100	26.74%	52,064	23.59%
Corporate	115,187	39.44%	91,941	41.66%
International	10,837	3.71%	3,698	1.68%
	247,947	84.89%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,257	1.46%	4,630	2.10%
Corporate	2,979	1.02%	2,475	1.12%
International	262	0.09%	109	0.05%
	7,498	2.57%	7,214	3.27%
Total debt securities	255,445	87.46%	182,126	82.53%

Equity securities, at market:	36,630	12.54%	38,584	17.47%
Total investments	$292,075	100.00%	$220,710	100.00%

Index
Federated National Holding Company

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June 30, 2014 and December 31, 2013, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	June 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$32,136	12.58%	$24,904	13.67%
AA	101,009	39.54%	67,374	36.99%
A	63,477	24.85%	46,338	25.44%
BBB	58,603	22.94%	42,979	23.60%
Not rated	220	0.09%	531	0.30%
	$255,445	100.00%	$182,126	100.00%

The following table summarizes, by maturity, the debt securities as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$15,057	5.89%	$5,180	2.84%
One year to five years	155,416	60.85%	113,561	62.35%
Five years to 10 years	84,939	33.25%	62,511	34.32%
More than 10 years	33	0.01%	874	0.49%
Total debt securities	$255,445	100.00%	$182,126	100.00%

At June 30, 2014, the duration of the debt portfolio was approximately 3.8 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of June 30, 2014 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2014	2015	2016	2017	2018	Thereafter	Total	Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$4,528	$195	$4,000	$6,178	$21,957	$36,858	$37,183
Obligations of states and political subdivisions	1,200	6,740	12,465	12,755	9,535	26,700	69,395	78,098
Corporate securities	409	8,817	17,231	19,311	13,875	41,355	100,998	108,847
International securities	-	1,509	2,503	1,280	1,889	3,482	10,663	11,099
Collateralized mortgage obligations	-	1,911	4,023	2,860	2,282	7,768	18,844	20,218
Equity securities, at market	-	-	-	-	-	-	-	36,630
All investments	$1,609	$23,505	$36,417	$40,206	$33,759	$101,262	$236,758	$292,075

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	0.27%	2.73%	0.66%	1.24%	2.11%	1.58%
Obligations of states and political subdivisions	5.00%	4.51%	4.72%	4.53%	5.01%	4.90%	4.78%
Corporate securities	4.91%	4.06%	3.96%	3.70%	4.59%	4.63%	4.28%
International securities	0.00%	2.00%	2.73%	3.08%	2.99%	3.23%	2.88%
Collateralized mortgage obligations	0.00%	5.25%	5.50%	4.60%	3.97%	4.21%	4.62%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.98%	3.42%	4.30%	3.71%	3.96%	4.07%	3.97%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
Federated National Holding Company

Part II:	OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2013, other than as set forth below.

We may not obtain the necessary regulatory approvals to organize the new property and casualty insurer in Florida that is the subject of our recently announced joint venture.

On July 21, 2014, we announced that we have entered into a joint venture to form a new property and casualty insurer in Florida to be named Monarch National Insurance Company (“Monarch”). Pursuant to the agreement among the parties, approval of the Florida OIR must be received by December 31, 2014. We may not be able to obtain the necessary approvals by that date, if at all. Further, any approvals received may be subject to conditions that will make organization of a new insurer impractical. Therefore, there can be no assurances that we will be able to achieve the purpose of the joint venture.

Once Monarch is organized, we will be required to consolidate Monarch's financial results with ours. As a result, our financial results may be impacted by our percentage share of any losses that Monarch would be likely to experience in its first years of operations.

We will own approximately 42.4% of the indirect parent of Monarch (“Monarch Parent”), which, together with our expected management of Monarch's operations, will require us to consolidate Monarch Parent’s financial results with ours under generally accepted accounting principles. Monarch Parent may experience operating losses as Monarch scales up its operations. As a result, our financial results may be negatively impacted to the extent that our percentage share of any losses exceeds the income earned as a result of the managing general agent services, we expect to provide Monarch.

We anticipate that Monarch will initially focus on the Florida homeowners' insurance market, which will increase our exposure to the factors that impact the Florida insurance market generally, such as the occurrence of hurricanes, trends in claims experience, and the impact of changes in Florida insurance law and regulations.

Monarch is intended to be organized as a Florida property and casualty insurer and, once organized, will initially focus primarily on the Florida homeowners' insurance market. As a result, the presence of Monarch in the Florida market will increase our exposure to the factors that impact insurers in the Florida market generally, such as the occurrence of catastrophic events such as hurricanes, the trends experienced in administering and resolving claims resulting from the increased use of private adjusters, and the impact of changes in Florida's insurance laws and regulations. To the extent that these factors may adversely affect our operations, the presence of Monarch in the Florida market will have the effect of magnifying the effect of those factors.

It is intended that Monarch will write insurance policies that will have a higher risk profile than those written by FNIC, allowing Monarch to reach a broader market and charge higher premiums. While Monarch's uderwriting standards will avoid the highest risk policies, the occurrence of a catastrophic event could result in greater losses per policy for Monarch and have a material adverse effect on the Company’s results of operations, financial position and cash flows.

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

Date: August 11, 2014

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