Form 10-Q
period 2014-09-30
FEDERATED NATIONAL HOLDING CO
filed 2014-11-10
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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

Common Stock, $.01 par value –14,008,844 outstanding as of October 30, 2014

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1 Financial Statements

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	September 30, 2014	December 31, 2013
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$275,387	$174,912
Debt maturities, held to maturity, at amortized cost	7,352	7,214
Equity securities, available for sale, at fair value	36,463	38,584

Total investments	319,202	220,710

Cash and short term investments	45,926	41,446
Prepaid reinsurance premiums	39,202	7,592
Premiums receivable, net of allowance for credit losses of $143 and $143, respectively	28,112	22,414
Reinsurance recoverable, net	9,235	2,742
Deferred policy acquisition costs	10,980	16,708
Deferred income taxes, net	-	1,006
Income taxes receivable	2,130	-
Property, plant and equipment, net	1,670	929
Other assets	5,135	3,194
Contingent quota-share profit sharing	14,000	-

Total assets	$475,592	$316,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$73,109	$61,016
Unearned premiums	186,638	128,343
Premiums deposits and customer credit balances	7,094	3,833
Claims payments outstanding	7,182	6,203
Income taxes payable	-	2,379
Deferred income taxes, net	1,964	-
Accounts payable and accrued expenses	7,631	6,473
Deferred quota-share profit sharing	12,250	-

Total liabilities	295,868	208,247

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 13,594,962 and 10,901,716, respectively	136	109
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	125,433	80,525
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	6,093	5,964
Total accumulated other comprehensive income	6,093	5,964
Retained earnings	48,062	21,896
Total shareholders' equity	179,724	108,494
Total liabilities and shareholders' equity	$475,592	$316,741

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)		(Dollars in Thousands)
Revenue:
Gross premiums written	$92,032	$60,741	$280,487	$175,609
Gross premiums ceded	(129,298)	(49,936)	(179,137)	(78,179)

Net premiums written	(37,266)	10,805	101,350	97,430

Increase in prepaid reinsurance premiums	80,013	29,318	86,900	29,870
Increase in unearned premiums	(8,229)	(12,762)	(58,295)	(57,981)

Net change in prepaid reinsurance premiums and unearned premiums	71,784	16,556	28,605	(28,111)

Net premiums earned	34,518	27,361	129,955	69,319
Commission income	1,173	637	3,350	1,989
Finance revenue	392	241	1,051	584
Direct written policy fees	2,238	1,632	6,417	4,594
Net investment income	1,450	800	3,758	2,382
Net realized investment gains	659	780	4,047	2,480
Other income	970	466	1,540	618
Quota-share profit sharing	1,750	-	1,750	-

Total revenue	43,150	31,917	151,868	81,966

Expenses:
Losses and LAE	15,126	14,436	60,476	36,583
Operating and underwriting expenses	6,732	3,411	14,600	10,066
Salaries and wages	4,022	2,709	10,520	7,375
Amortization of deferred policy acquisition costs	5,815	6,576	23,095	15,370

Total expenses	31,695	27,132	108,691	69,394

Income before provision for income tax expense	11,455	4,785	43,177	12,572
Provision for income tax expense	4,228	1,504	15,973	4,411

Net income	$7,227	$3,281	$27,204	$8,161

Net income per share - basic	$0.57	$0.41	$2.35	$1.02

Net income per share - diluted	$0.56	$0.39	$2.28	$0.99

Weighted average number of common shares outstanding - basic	12,624,746	8,066,773	11,562,709	8,023,505

Weighted average number of common shares outstanding - diluted	12,956,407	8,345,924	11,934,057	8,260,435

Dividends paid per share	$0.03	$0.03	$0.09	$0.08

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands)		(Dollars in Thousands)

Net income	$7,227	$3,281	$27,204	$8,161

Change in net unrealized (losses) gains on investments available for sale	(1,883)	2,658	359	331

Comprehensive income before tax	5,344	5,939	27,563	8,492

Income tax benefit (expense) related to items of other comprehensive income	615	(1,000)	(229)	(125)

Comprehensive income	$5,959	$4,939	$27,334	$8,367

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$27,204	$8,161
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	2,909	1,135
Depreciation and amortization of property plant and equipment, net	334	190
Net realized investment gains	(4,047)	(2,480)
Recovery for uncollectible premiums receivable	-	(34)
Non-cash compensation	72	188
Changes in operating assets and liabilities:
Premiums receivable	(5,698)	(12,053)
Prepaid reinsurance premiums	(31,610)	5,339
Reinsurance recoverable, net	(6,494)	818
Income taxes recoverable	(2,130)	(829)
Deferred income tax expense, net of other comprehensive income	2,741	3,361
Policy acquisition costs, net of amortization	5,728	(5,881)
Other assets	(1,941)	171
Contingent quota-share profit sharing	(1,750)	-
Unpaid losses and LAE	12,093	2,042
Unearned premiums	58,295	57,981
Premium deposits and customer credit balances	3,261	1,383
Income taxes payable	(2,379)	-
Claims payments outstanding	979	(1,177)
Accounts payable and accrued expenses	1,158	4,785
Net cash provided by operating activities	58,725	63,100
Cash flow used by investing activities:
Proceeds from sale of investment securities	65,869	93,079
Purchases of investment securities available for sale	(162,864)	(129,349)
Purchases of property and equipment	(1,074)	(542)
Net cash used by investing activities	(98,069)	(36,812)
Cash flow provided (used) by financing activities:
Exercised stock options	$1,433	$358
Dividends paid	(1,038)	(903)
Issuance of common stock	43,116	-
Tax benefit related to non-cash compensation	313	108
Net cash provided (used) by financing activities	43,824	(437)
Net increase in cash and short term investments	4,480	25,851
Cash and short term investments at beginning of period	41,446	21,143
Cash and short term investments at end of period	$45,926	$46,994

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2014	2013
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$18,185	$1,870
Non-cash investing and finance activities:
Accrued dividends payable	$350	$250

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 2,100 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states. Federated National also underwrites  homeowners’ insurance in Louisiana and Alabama, commencing in October of 2014. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is also licensed as a non-admitted carrier in Nevada and South Carolina and can underwrite commercial general liability insurance in these states. Currently there are no operations in Nevada or South Carolina. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We have entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) pursuant to which, among other things, we may continue to use “Federated National” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  We continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

As of September 30, 2014, we have satisfied all applicable conditions of the consent order we entered into in January 2011 (the "Consent Order") with the Florida Office of Insurance Regulation ("Florida OIR"). We entered into the consent order in connection with the merger of our one of our wholly owned insurance subsidiaries, American Vehicle Insurance Company, into FNIC, with FNIC continuing the operations of both entities. As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized. FNIC currently has no commercial multi peril policy premium in force and the current commercial habitation book of business is fully earned.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

During the three months ended September 30, 2014, 90.5%, 3.4%, 2.5% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2013, 89.1%, 4.3%, 2.9% and 3.7% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the nine months ended September 30, 2014, 91.2%, 3.4%, 2.2% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2013, 89.0%, 4.6%, 2.8% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.0 million of homeowners’ premiums produced under this agreement with ISA represents 65.1% of the total increase in the sale of homeowners’ policies during the three months ended September 30, 2014. During the three months ended September 30, 2013, $10.9 million or 20.1% of the $54.1 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $49.4 million of homeowners’ premiums produced under this agreement with ISA represents 49.7% of the total increase in the sale of homeowners’ policies during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, $19.1 million or 12.2% of the $156.4 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee to earn amounts varying between 2% and 4%. A formal agreement reflecting this fee modification was executed during January 2011.

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of operations and cash flows for the periods presented.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2014 and December 31, 2013. Changes in interest rates subsequent to September 30, 2014 and December 31, 2013 may affect the fair value of our investments.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2014 and December 31, 2013 because of their short-term nature: cash and short-term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-12: Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award.  The amendments in this ASU provide explicit guidance for those awards.    The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and, earlier adoption is permitted.  The adoption of the amendments in this ASU will not have a material impact on our financial position, results of operations or cash flows.

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the nine months ended September 30, 2014 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The Company’s subsidiaries are, from time to time, named as defendants in various lawsuits incidental to their insurance operations. Legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy are considered by the Company in establishing losses and LAE reserves.

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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was assessed approximately $27,000 by the JUA Plan during 2014 and nothing during 2013. Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2010 - 2013 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return was reviewed by the IRS and a “no change” report was issued indicating that the IRS is in agreement with the tax positions presented on the 2011 return. The 2013 federal and state income tax returns were timely filed by the extended filing deadline of September 15, 2014.  The Company does not have any known uncertain tax positions and all tax positions are evaluated in accordance with FIN 48.  Any change to or resolution of tax reserves could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company has recorded a net deferred tax liability of $2.0 million as of September 30, 2014 and a net deferred tax asset of $1.0 million as of December 31, 2013, respectively.

The calculation of current and deferred income taxes presents management’s assessment of the amount of current and future taxes to be paid. The calculation of deferred tax assets and liabilities is in accordance with ASC 740. These assets and liabilities may be impacted if new information not previously available is considered in future analysis and calculations. Because of the unpredictability and complexity of these future uncertainties the ultimate resolution of the tax payment may be an amount that is materially different from the current estimate of the tax liabilities. As of September 30, 2014 the Company has recorded a net deferred tax liability of $2.0 million. The primary reasons for the shift from a deferred tax asset to a deferred tax liability include the tax impact of the appreciation in the market value of the available-for-sale securities, the resolution of an accrued legal settlement, and the decrease in the unearned premium balance related to the ceding of 30% of policies under a homeowners quota share reinsurance agreement.  Any change in circumstances leading to a change in the tax liability would be recorded in the period that the change in circumstances occurs.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square foot office facility. Our original lease for this office space was scheduled to expire in May 2017. During March 2014, we extended our lease term to expire in August 2019 and expanded the leased premises to include an additional 13,642 square feet. All of our operations are consolidated within these facilities. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term.

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2014	171
2015	694
2016	708
2017	722
2018	736
2019	499
Total	$3,530

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

Total investments increased $98.5 million, or 44.6%, to $319.2 million as of September 30, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $99.5 million, or 63.6%, to $255.9 million for the nine months ended September 30, 2014, compared with $156.4 million for the nine months ended September 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the nine months ended September 30, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% and 97% of total investments as of September 30, 2014 and December 31, 2013, respectively.

We did not hold any trading investment securities during the nine months ended September 30, 2014.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2014 and 2013, respectively, in connection with the process, we have not charged operations with investment losses.

As of September 30, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of September 30, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2014, 79% of our debt portfolio was in diverse industries and 21% was in United States government bonds. As of September 30, 2014, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of September 30, 2014 and December 31, 2013, we have classified $7.4 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the nine months ended September 30, 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During the nine months ended September 30, 2013, we re-classified $0.1 million of our bond portfolio between available-for-sale and held-to-maturity.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$55,643	17.43%	$27,209	12.33%
Obligations of states and political subdivisions	91,641	28.71%	52,064	23.59%
Corporate	117,150	36.70%	91,941	41.66%
International	10,953	3.43%	3,698	1.68%
	275,387	86.27%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,433	1.39%	4,630	2.10%
Corporate	2,673	0.84%	2,475	1.12%
International	246	0.08%	109	0.05%
	7,352	2.31%	7,214	3.27%
Total debt securities	282,739	88.58%	182,126	82.53%

Equity securities, at market:	36,463	11.42%	38,584	17.47%
Total investments	$319,202	100.00%	$220,710	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$241	$16,413	$202	$6,183
Equity securities	453	1,642	1,274	5,619
Total realized gains	694	18,055	1,476	11,802

Debt securities	(20)	1,627	(421)	14,462
Equity securities	(15)	118	(275)	1,471
Total realized losses	(35)	1,745	(696)	15,933

Net realized gains on investments	$659	$19,800	$780	$27,735

Net realized investment gains totaled $0.7 million for the three months ended September 30, 2014, compared with $0.8 million during the three months ended September 30, 2013. During the three months ended September 30, 2014, the investment committee directed new invested dollars to the fixed income portfolio.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$533	$38,657	$1,595	$36,918
Equity securities	4,013	12,595	2,437	10,063
Total realized gains	4,546	51,252	4,032	46,981

Debt securities	(118)	8,333	(922)	37,493
Equity securities	(381)	1,639	(630)	3,049
Total realized losses	(499)	9,972	(1,552)	40,542

Net realized gains on investments	$4,047	$61,224	$2,480	$87,523

Net realized investment gains totaled $4.0 million for the nine months ended September 30, 2014, compared with $2.5 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at September 30, 2014 and December 31, 2013 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
September 30, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$55,371	$469	$197	$55,643
Obligations of states and political subdivisions	90,597	1,091	47	91,641
Corporate	115,833	1,613	296	117,150
International	10,909	57	13	10,953
	$272,710	$3,230	$553	$275,387

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,433	$31	$243	$4,221
Corporate	2,673	33	2	2,704
International	246	1	1	246
	$7,352	$65	$246	$7,171

Equity securities - common stocks	$29,220	$7,886	$643	$36,463

December 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$27,422	$186	$399	$27,209
Obligations of states and political subdivisions	51,883	303	122	52,064
Corporate	91,475	1,233	767	91,941
International	3,731	5	38	3,698
	$174,511	$1,727	$1,326	$174,912

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,630	$32	$326	$4,336
Corporate	2,475	22	17	2,480
International	109	-	1	108
	$7,214	$54	$344	$6,924

Equity securities - common stocks	$29,423	$9,436	$275	$38,584

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of September 30, 2014.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$197	$89	$108
Obligations of states and political subdivisions	47	39	8
Corporate	296	188	108
International	13	13	-
	553	329	224
Equity securities:
Common stocks	643	614	29

Total debt and equity securities	$1,196	$943	$253

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

Below is a summary of debt securities at September 30, 2014 and December 31, 2013, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$13,702	$13,734	$5,161	$5,181
Due after one through five years	176,615	177,950	113,027	113,561
Due after five through ten years	89,719	90,841	62,656	62,220
Due after ten years	26	33	881	874

Total	$280,062	$282,558	$181,725	$181,836

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $61,727 and $2,220,344, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of September 30, 2014, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $62,490 and $2,193,814, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Interest on debt securities	$1,328	$691
Dividends on equity securities	121	108
Interest on cash and cash equivalents	1	1

Total investment income	$1,450	$800

Net realized gains	$659	$780

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended September 30, 2014 and 2013, were approximately $21.8 million and $28.7 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)

Interest on debt securities	$3,432	$2,059
Dividends on equity securities	324	320
Interest on cash and cash equivalents	2	3

Total investment income	$3,758	$2,382

Net realized gains	$4,047	$2,480

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the nine months ended September 30, 2014 and 2013, were approximately $65.9 million and $93.1 million, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized investment gains (losses) during the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net realized gains (losses)
Debt securities	$221	$(219)
Equity securities	438	999

Total	$659	$780

The table below sets forth a summary of net realized investment gains during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net realized gains
Debt securities	$415	$673
Equity securities	3,632	1,807

Total	$4,047	$2,480

The table below sets forth a summary of net unrealized investment gains as of September 30, 2014 and December 31, 2013.

	Unrealized Gains
	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$2,677	$401
Equity securities	7,243	9,161

Total	$9,920	$9,562

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

Assets measured at fair value on a recurring basis as of September 30, 2014, presented in accordance with this guidance, are as follows.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$-	$55,643	$-	$55,643
Obligations of states and political subdivisions	-	91,641	-	91,641
Corporate	-	117,150	-	117,150
International	-	10,953	-	10,953
	-	275,387	-	275,387

Equity securities:
Common stocks	36,463	-	-	36,463
	36,463	-	-	36,463

Total debt and equity securities	$36,463	$275,387	$-	$311,850

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

Quota share reinsurance is a pro rata agreement among the primary insurer and one or more reinsurers where each party shares a fixed and predetermined percentage of the program’s premiums and losses. Excess of loss risk transfer agreements involve the transfer of premium in exchange for reimbursement for claims, if they occur, as a result of specific events such as  severe catastrophic weather. For quota share and excess of loss reinsurance, coverage is generally afforded based on meeting predetermined risk characteristics. In contrast, facultative reinsurance is negotiated between the primary insurer and the reinsurer(s) on a case-by-case basis with no obligation on either part to cede or assume share in the risk.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

For the 2014–2015 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $1.49 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.00 billion, with the Company retaining the first $7.0 million in Florida and $3.0 million in Louisiana for losses and LAE from each event. Florida risks represent 98.5%, or $1.46 billion of the $1.49 billion of total aggregate catastrophic losses and LAE. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. The FHCF only affords coverage for losses sustained in Florida. Coverage afforded by the FHCF totals approximately $546.3 million, or 37.4% of Florida’s $1.46 billion of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2014–2015 hurricane season, inclusive of approximately $41.0 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $117.4 million.

Included in this year’s program is a 30% quota share reinsurance treaty for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida. This two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The approximate cost of this quota share is projected to be $6.7 million per year, net of ceding commissions, and it is included in the $117.4 million amount referenced above. The quota share treaty contains commutation provisions for the Company to share profits based on loss experience during the term of the treaty.

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with GAAP, the Company will initially recognize an asset and liability and the resultant net income or loss. For example, deferred quota-share profit sharing totaled $12.3 million as of September 30, 2014. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Subsequently, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2014 change to total insured value was an increase of $5.4 billion or 8.2% and the change to reinsurance premiums are not yet available. The September 30, 2013 change to total insured value  was an increase of $8.7 billion or 25.3% and the change to reinsurance premiums was an increase of $8.3 million or 13.3%.These adjustments are amortized over the remaining underlying policy term.

To date, we have made no claims asserted against our reinsurers in connection with the 2014–2015 and 2013–2014 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.8 million and $4.9 million as of September 30, 2014 and December 31, 2013.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Balance at January 1	$61,016	$49,908
Less reinsurance recoverables	(2,742)	(3,503)
Net balance at January 1	$58,274	$46,405

Incurred related to
Current year	$56,818	$56,209
Prior years	3,658	201
Total incurred	$60,476	$56,410

Paid related to
Current year	$24,153	$22,695
Prior years	30,723	21,846
Total paid	$54,876	$44,541

Net balance at period end	$63,874	$58,274
Plus reinsurance recoverables	9,235	2,742
Balance as of period end	$73,109	$61,016

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We increased the liability for losses and LAE for claims occurring in prior years by $3.7 million during the nine months ended September 30, 2014. This development is attributable to adverse decisions on matters beyond the insurance company policy limits. These matters are resolved and further development is unlikely. We increased the liability for losses and LAE for claims occurring in prior years by $0.2 million during the year ended December 31, 2013.

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

(9) Stock Compensation Plans

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of September 30, 2014 and December 31, 2013, we had outstanding exercisable options to purchase zero and 3,000 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of September 30, 2014 and December 31, 2013, we had outstanding exercisable options to purchase 250,303 and 523,521 shares, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

On September 9, 2014, a total of 130,000 restricted shares from the 2012 Plan were granted pursuant to the vesting requirements and other terms and conditions set forth in restricted stock agreements. Of the total, 45,000 shares were granted to the Company's Chief Executive Officer and President and 15,000 shares were granted to the Company's Chief Financial Officer. An aggregate of 50,000 shares were granted to the Company's directors and the remaining 20,000 shares were granted to other employees of the Company.

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

Activity in our stock option and incentive plans for the period from January 1, 2012 to September 30, 2014 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$8.23
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$8.24
Granted	-	$-	-	$-	218,648	$21.66
Exercised	(3,000)	$8.67	(268,984)	$5.31	(68,988)	$18.67
Cancelled	-	$-	(4,234)	$3.50	(846)	$7.73
Outstanding at September 30, 2014	-	$-	250,303	$3.73	398,314	$13.80

Options outstanding as of September 30, 2014 are exercisable as follows.

	1998 Plan		2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price

September 30, 2014	-	$-	181,603	$3.73
December 31, 2014	-	$-	1,000	$3.73
December 31, 2015	-	$-	67,700	$3.73
December 31, 2016	-	$-	-	$3.73
December 31, 2017	-	$-	-	$3.73
December 31, 2018	-	$-	-	$3.73
Thereafter	-	$-	-	$3.73
Total options exercisable	-		250,303

Index
Federated National Holding Company
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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2014 are lower by approximately $367,000 and $228,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended September 30, 2013 are lower by approximately $132,000 and $82,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the nine months ended September 30, 2014 are lower by approximately $831,000 and $518,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the nine months ended September 30, 2013 are lower by approximately $287,000 and $179,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended September 30, 2014 would have been $0.59 and $0.58, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.57 and $0.56, respectively. Basic and diluted earnings per share for the three months ended September 30, 2013 would have been $0.42 and $0.40, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.41 and $0.39, respectively.

Basic and diluted earnings per share for the nine months ended September 30, 2014 would have been $2.39 and $2.32, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $2.35 and $2.28, respectively.  Basic and diluted earnings per share for the nine months ended September 30, 2013 would have been $1.04 and $1.01, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.02 and $0.99, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Summary information about the Company’s stock option plans at September 30, 2014 is as follows.

	Range of Exercise Price	Outstanding at September 30, 2014	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at September 30, 2014
1998 Plan	$-	-	-	$-	-
2002 Plan	$2.45 - $4.59	250,303	6.56	$3.73	181,603

(10) Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2014, there were no preferred shares issued or outstanding and there were 13,594,962 shares of common stock outstanding.

(11) Subsequent Events

Operations to selectively distribute homeowners’ insurance to targeted coastal counties in Alabama began in October of 2014. These operations, in conjunction with the on-going homeowners’ operations in Florida and Louisiana, reflect FNIC’s intentions to manage a well-balanced regional portfolio of homeowners’ risks.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses (“LAE”) and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 2,100 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states. Federated National also underwrites  homeowners’ insurance in Louisiana and Alabama, commencing in October of 2014. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is also licensed as a non-admitted carrier in Nevada and South Carolina and can underwrite commercial general liability insurance in these states. Currently there are no operations in Nevada or South Carolina. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We have entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) pursuant to which, among other things, we may continue to use “Federated National” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  We continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Merger of FNIC and American Vehicle

As of September 30, 2014, we have satisfied all applicable conditions of the consent order we entered into in January 2011 (the "Consent Order") with the Florida Office of Insurance Regulation ("Florida OIR"). We entered into the consent order in connection with the merger of our one of our wholly owned insurance subsidiaries, American Vehicle Insurance Company, into FNIC, with FNIC continuing the operations of both entities. As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized. FNIC currently has no commercial multi peril policy premium in force and the current commercial habitation book of business is fully earned.

Index
Federated National Holding Company

Our Subsidiaries

During the three months ended September 30, 2014, 90.5%, 3.4%, 2.5% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended September 30, 2013, 89.1%, 4.3%, 2.9% and 3.7% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the nine months ended September 30, 2014, 91.2%, 3.4%, 2.2% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the nine months ended September 30, 2013, 89.0%, 4.6%, 2.8% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.0 million of homeowners’ premiums produced under this agreement with ISA represents 65.1% of the total increase in the sale of homeowners’ policies during the three months ended September 30, 2014. During the three months ended September 30, 2013, $10.9 million or 20.1% of the $54.1 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $49.4 million of homeowners’ premiums produced under this agreement with ISA represents 49.7% of the total increase in the sale of homeowners’ policies during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, $19.1 million or 12.2% of the $156.4 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

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

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a $25 per policy fee, and traditionally a 6% commission fee from its affiliate, FNIC. During the fourth quarter of 2010, FNU, pursuant to the Consent Order as discussed above, reduced its fee to earn amounts varying between 2% and 4%. A formal agreement reflecting this fee modification was executed during January 2011.

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

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended September 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index
Federated National Holding Company

Analysis of Financial Condition
As of September 30, 2014 Compared with December 31, 2013

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

Total investments increased $98.5 million, or 44.6%, to $319.2 million as of September 30, 2014, compared with $220.7 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $99.5 million, or 63.6%, to $255.9 million for the nine months ended September 30, 2014, compared with $156.4 million for the nine months ended September 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the nine months ended September 30, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% and 97% of total investments as of September 30, 2014 and December 31, 2013, respectively.

We did not hold any trading investment securities during the nine months ended September 30, 2014.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the nine months ended September 30, 2014 and 2013, respectively, in connection with the process, we have not charged operations with investment losses.

As of September 30, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of September 30, 2014 and December 31, 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2014, 79% of our debt portfolio was in diverse industries and 21% was in United States government bonds. As of September 30, 2014, approximately 87% of our equity holdings were in equities related to diverse industries and 13% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% was in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

As of September 30, 2014 and December 31, 2013, we have classified $7.4 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the nine months ended September 30, 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During the nine months ended September 30, 2013, we re-classified $0.1 million of our bond portfolio between available-for-sale and held-to-maturity.

Below is a summary of net unrealized gains (losses) as of September  30, 2014 and December 31, 2013, by category.

	Unrealized Gains (Losses)
	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$272	$(213)
Obligations of states and political subdivisions	1,044	180
Corporate	1,334	467
International	27	(33)
	2,677	401

Equity securities:
Common stocks	7,243	9,161

Total debt and equity securities	$9,920	$9,562

The net unrealized gain of $9.9 million is inclusive of $1.2 million of unrealized losses; $0.6 million of unrealized losses are from debt securities and $0.6 million of unrealized losses are from equity securities.

Index
Federated National Holding Company

The $0.6 million of unrealized losses from debt securities are made up of $0.3 million losses from corporate bonds and $0.3 million from United State government obligations. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The $0.6 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of September 30, 2014. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The following table summarizes, by type, our investments as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$55,643	17.43%	$27,209	12.33%
Obligations of states and political subdivisions	91,641	28.71%	52,064	23.59%
Corporate	117,150	36.70%	91,941	41.66%
International	10,953	3.43%	3,698	1.68%
	275,387	86.27%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,433	1.39%	4,630	2.10%
Corporate	2,673	0.84%	2,475	1.12%
International	246	0.08%	109	0.05%
	7,352	2.31%	7,214	3.27%
Total debt securities	282,739	88.58%	182,126	82.53%

Equity securities, at market:	36,463	11.42%	38,584	17.47%
Total investments	$319,202	100.00%	$220,710	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $4.5 million, or 10.8%, to $45.9 million as of September 30, 2014, compared with $41.4 million as of December 31, 2013. The change is due primarily to our homeowners’ gross written premium, which increased by $99.5 million, or 63.6%, to $255.9 million for the nine months ended September 30, 2014, compared with $156.4 million for the nine months ended September 30, 2013. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $59.0 million was transferred to the investment accounts during the nine months ended September 30, 2014.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $31.6 million, or 416.4%, to $39.2 million as of September 30, 2014, compared with the $7.6 million asset balance as of December 31, 2013. The change is due to $91.1 million paid to reinsurers, offset by $59.5 million amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Index
Federated National Holding Company

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $5.7 million, or 25.4%, to $28.1 million as of September 30, 2014, compared with $22.4 million as of December 31, 2013.

Our homeowners’ insurance premiums receivable increased $4.4 million, or 22.4%, to $23.8 million as of September 30, 2014, compared with $19.4 million as of December 31, 2013. Our commercial general liability insurance premiums receivable increased $0.2 million, or 48.6%, to $0.5 million as of September 30, 2014, compared with $0.3 million as of December 31, 2013. Our automobile insurance premiums receivable increased $1.2 million, or 42.9%, to $4.0 million as of September 30, 2014, compared with $2.8 million as of December 31, 2013. Our allowance for credit losses remained unchanged at $0.1 million as of September 30, 2014, compared with December 31, 2013.

Reinsurance Recoverable, Net

            Reinsurance recoverable, net, increased $6.5 million, or 236.9%, to $9.2 million as of September 30, 2014, compared with $2.7 million as of December 31, 2013. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC decreased $5.7 million, or 34.3%, to $11.0 million as of September 30, 2014, compared with $16.7 million as of December 31, 2013. The change reflects in part the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium, which during the nine months ended September 30, 2014 totaled approximately $8.5 million. The $8.5 million increase was offset by a $14.2 million decrease relating to the quota-share program.

Deferred Income Taxes, Net

Deferred income taxes, net converted to a net liability balance of $2.0 million as of September 30, 2014 compared with a net asset balance of $1.0 million as of December 31, 2013. The net liability balance of $2.0 million as of September 30, 2014 is comprised of approximately $7.2 million of deferred tax assets, net of approximately $9.2 million of deferred tax liabilities. The net asset balance of $1.0 million as of December 31, 2013 was comprised of approximately $11.0 million of deferred tax assets, net of approximately $10.0 million of deferred tax liabilities.

Income Taxes Receivable

Income taxes receivable totaled $2.1 million as of September 30, 2014, compared with nothing as of December 31, 2013. The change is due to estimated tax payments made in excess of the related accrued liability.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.8 million, or 79.7%, to $1.7 million as of September 30, 2014, compared with $0.9 million as of December 31, 2013. The change is due primarily to investments in information technology.

Index
Federated National Holding Company

Other Assets

Other assets increased $1.9 million, or 60.8%, to $5.1 million as of September 30, 2014, compared with $3.2 million as of December 31, 2013. Major components of other assets are shown in the following table. The accrued interest income receivable is primarily investment related and the commission income receivable is primarily related to the commission income sharing with our reinsurance intermediary.

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Accrued interest income receivable	$2,513	$1,684
Commission receivable	1,105	-
Deposits	293	327
Prepaid expenses	954	812
Other	270	371
Total	$5,135	$3,194

Contingent Quota-Share Profit Sharing

Contingent quota-share profit sharing totaled $14.0 million as of September 30, 2014, compared with nothing as of December 31, 2013. The $14.0 million is our current estimated profit-sharing benefit associated with the quota-share program. The provisions of this program allow for profit-sharing up to approximately $32.0 million at the end of the two-year contract term. The ultimate benefit is based upon the occurance of future catastrophic events and predefined non-catastrophic loss ratios.

Unpaid Losses and LAE

Unpaid losses and LAE increased $12.1 million, or 19.8%, to $73.1 million as of September 30, 2014, compared with $61.0 million as of December 31, 2013. This change is in conjunction with the increase to net premiums earned during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,624	$30,220	$43,844	$11,399	$19,623	$31,022
Commercial General Liability	5,697	12,676	18,373	3,503	13,231	16,734
Automobile	3,647	7,245	10,892	8,259	5,001	13,260
Total	$22,968	$50,141	$73,109	$23,161	$37,855	$61,016

Please see “Results of Operations - Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $58.3 million, or 45.4%, to $186.6 million as of September 30, 2014, compared with $128.3 million as of December 31, 2013. The change was due to a $55.6 million increase in unearned homeowners’ insurance premiums, a $1.2 million increase in unearned flood insurance premiums, a $1.2 million increase in unearned commercial general liability insurance premiums and a $0.3 million increase in unearned automobile insurance premiums. Generally, as in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

The $55.6 million change in unearned homeowners’ insurance premiums includes approximately $104.9 increase from gross premiums written during the nine months ended September 30, 2014, net of approximately $49.3 million of unearned premium ceded to the quota-share program.

Index
Federated National Holding Company

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.3 million, or 85.1%, to $7.1 million as of September 30, 2014, compared with $3.8 million as of December 31, 2013. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Income Taxes Payable

Income taxes payable totaled nothing as of September 30, 2014, compared with $2.4 million as of December 31, 2013. The change is due to estimated tax payments made in excess of the related accrued liability.

Deferred Income Taxes, Net

Deferred income taxes, net, was a net liability balance of $2.0 million as of September 30, 2014 compared with a net asset balance of $1.0 million as of December 31, 2013. The net liability balance of $2.0 million as of September 30, 2014 is comprised of approximately $7.2 million of deferred tax assets, net of approximately $9.2 million of deferred tax liabilities. The net asset balance of $1.0 million as of December 31, 2013 was comprised of approximately $11.0 million of deferred tax assets, net of approximately $10.0 million of deferred tax liabilities.

Claims Payments Outstanding

Claims payments outstanding increased $1.0 million, or 15.8%, to $7.2 million as of September 30, 2014, compared with $6.2 million as of December 31, 2013. The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change is due to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $1.1 million, or 17.9%, to 7.6 million as of September 30, 2014, compared with $6.5 million as of December 31, 2013. The change includes a $0.8 million increase in accrued expenses due to the timing of payments with our trade vendors and a $0.3 million increase to commissions payable.

Deferred Quota-Share Profit Sharing

Deferred quota-share profit sharing totaled $12.3 million as of September 30, 2014, compared with nothing as of December 31, 2013, and relates to the quota-share program. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program.

Index
Federated National Holding Company

Results of Operations
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Gross Premiums Written

Gross premiums written increased $31.3 million, or 51.5%, to $92.0 million for the three months ended September 30, 2014, compared with $60.7 million for the three months ended September 30, 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2014 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended September 30,
	2014		2013
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$83,280	90.49%	$54,100	89.07%
Commercial General Liability	3,161	3.43%	2,597	4.28%
Federal Flood	2,299	2.50%	1,794	2.95%
Automobile	3,292	3.58%	2,250	3.70%
Gross written premiums	$92,032	100.00%	$60,741	100.00%

The increase in the sale of homeowners’ policies by $29.2 million, or 53.9%, to $83.3 million for the three months ended September 30, 2014, compared with $54.1 million for the three months ended September 30, 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.

We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2014, 76.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $312.8 million (a 50.1% reduction of in-force premium), while 80.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $170.8 million, (a 48.4% reduction of in-force premium), as of September 30, 2013.

During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.0 million of homeowners’ premiums produced under this agreement with ISA represents 65.1% of the total increase in the sale of homeowners’ policies during the three months ended September 30, 2014. During the three months ended September 30, 2013, $10.9 million or 20.1% of the $54.1 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the three months ended September 30, 2014 and 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $22.8 million and $46.4 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.1% of the pre-credit premium, or $624.4 million, as of September 30, 2014, as compared with 48.4% of the pre-credit premium, or $352.8 million, as of September 30, 2013. Our number of in-force homeowners’ policies increased by approximately 15,000 or 9.8%, to approximately 167,600 as of September 30, 2014, compared with approximately 152,600 as of June 30, 2014.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.6 million, or 21.7%, to $3.2 million for the three months ended September 30, 2014, compared with $2.6 million for the three months ended September 30, 2013.

Index
Federated National Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$35	1.11%	$21	0.81%
Florida	2,842	89.91%	2,375	91.45%
Georgia	7	0.22%	-	0.00%
Louisiana	36	1.14%	43	1.66%
Texas	241	7.62%	158	6.08%
Total	$3,161	100.00%	$2,597	100.00%

The Company’s sale of auto insurance policies increased $1.0 million, or 46.3%, to $3.3 million for the three months ended September 30, 2014, compared with $2.3 million for the three months ended September 30, 2013.

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

Gross Premiums Ceded

Gross premiums ceded increased $79.4 million, or 158.9%, to $129.3 million for the three months ended September 30, 2014, compared with $49.9 million for the three months ended September 30, 2013. The increase includes a $78.1 million increase to homeowners’ gross premiums ceded, a $0.8 million increase to automobile gross premiums ceded and a $0.5 million increase to flood gross premiums ceded. The gross premiums ceded total of $129.3 million for the three months ended September 30, 2014 primarily includes $123.9 million associated with our catastrophic reinsurance programs.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $80.0 million for the three months ended September 30, 2014, compared with $29.3 million for the three months ended September 30, 2013. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $8.2 million for the three months ended September 30, 2014, compared with $12.8 million for the three months ended September 30, 2013. The decreased charge to written premium was due to a $7.4 million increase in unearned homeowners’ insurance premiums, a $0.5 million increase in unearned flood insurance premiums and a $0.3 million increase in unearned commercial general liability insurance premiums during the three months ended September 30, 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index
Federated National Holding Company

The $7.4 million change in unearned homeowners’ insurance premiums includes approximately $56.7 increase from gross premiums written during the three months ended September 30, 2014, net of approximately $49.3 million of unearned premium ceded to the quota-share program.

Net Premiums Earned

Net premiums earned increased $7.1 million, or 26.2%, to $34.5 million for the three months ended September 30, 2014, compared with $27.4 million for the three months ended September 30, 2013. The $7.1 million increase is net of a $16.5 million decrease due to accounting for our quota-share program. The net impact of the quota-share program was $0.4 million.  The reduction in net premiums earned was offset by an estimated $6.1 million reduction in our reinsurance costs, a reduction in losses and LAE of $5.0 million, a reduction in amortization of deferred policy acquisition costs of $4.1 million, and the recognition of $1.7 million of the aforementioned accrued income resulting from the quota-share agreement.

The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$30,907	89.54%	$24,343	88.98%
Commercial General Liability	2,787	8.07%	2,401	8.77%
Automobile	824	2.39%	617	2.25%
Net premiums earned	$34,518	100.00%	$27,361	100.00%

The $6.6 million increase in homeowners’ net premiums earned is due to a $29.2 million increase in gross written premium, a $78.1 million increase in gross premiums ceded and a $55.5 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.4 million increase in commercial general liability net premiums earned is a result of a $0.6 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.6 million, or 83.9%, to $1.2 million for the three months ended September 30, 2014, compared with $0.6 million for the three months ended September 30, 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.2 million, or 63.2%, to $0.4 million for the three months ended September 30, 2014, compared with $0.2 million for the three months ended September 30, 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.6 million, or 37.1%, to $2.2 million for the three months ended September 30, 2014, compared with $1.6 million for the three months ended September 30, 2013. The change is due to the increase in gross premiums written during this same period.

Index
Federated National Holding Company

Net Investment Income

Net investment income increased $0.6 million, or 81.2%, to $1.4 million for the three months ended September 30, 2014, compared with $0.8 million for the three months ended September 30, 2013.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended September 30, 2014. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.6% and 1.8%, respectively, for the three months ended September 30, 2013.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.6%, respectively, for the three months ended September 30, 2014. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.0% and 2.2%, respectively, for the three months ended September 30, 2013.

See also “Analysis of Financial Condition as of September 30, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $0.7 million for the three months ended September 30, 2014, compared with $0.8 million during the three months ended September 30, 2013. During the three months ended September 30, 2014, the investment committee directed new invested dollars to the fixed income portfolio.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the three months ended September 30, 2014 and the three months ended September 30, 2013, in connection with the process, we have not charged operations with investment losses.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$241	$202
Equity securities	453	1,274
Total realized gains	694	1,476

Realized losses:
Debt securities	(20)	(421)
Equity securities	(15)	(275)
Total realized losses	(35)	(696)
Net realized gains on investments	$659	$780

Other Income

Other income increased to $1.0 million for the three months ended September 30, 2014, compared with $0.5 million for the three months ended September 30, 2013. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Index
Federated National Holding Company

Quota-Share Profit Sharing

Quota-share profit sharing totaled $1.7 million for the three months ended September 30, 2014, compared with nothing for the three months ended September 30, 2013. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurance of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

Favorable adjustments to the deferred quota-share profit sharing total will increase the quarterly amount we recognize over the remaining life of the program. Unfavorable adjustments to the deferred quota-share profit sharing total will decrease the quarterly amount we recognize over the remaining life of the program and could result in a current period charge to operations for some or all of the previously recognized profit sharing.

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

Losses and LAE increased $0.7 million, or 4.8%, to $15.1 million for the three months ended September 30, 2014, compared with $14.4 million for the three months ended September 30, 2013. The overall change includes a $4.1 million decrease in our homeowners’ program, a $4.9 million increase in our commercial general liability program and a $0.1 million decrease in connection with our automobile program.

The change to losses and LAE typically reflects the change to reserves in response to the change in the number of policies we wrote during the same period. Homeowners’ losses and LAE for the three months ended September 30, 2014, are net of a $5.0 million decrease relating to the quota-share program for which our actual net premiums earned were reduced by $16.5 million.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,624	$30,220	$43,844	$11,399	$19,623	$31,022
Commercial General Liability	5,697	12,676	18,373	3,503	13,231	16,734
Automobile	3,647	7,245	10,892	8,259	5,001	13,260
Total	$22,968	$50,141	$73,109	$23,161	$37,855	$61,016

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as Incurred but Not Yet Reported (“IBNR”). Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Other factors influencing the unpaid losses and LAE balance include improved underwriting processes and claim settling techniques.

Index
Federated National Holding Company

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $2.1 million during the three months ended September 30, 2014. This overall change includes a $1.2 million increase in reserves for our homeowners’ program and a $0.9 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended September 30, 2014 was 43.8% compared with 52.8% for the same period in 2013. The favorable decrease to our loss ratio is due to the $0.7 million increase in losses and LAE measured against the $7.1 million increase in net premium earned during the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $3.3 million, or 97.3%, to $6.7 million for the three months ended September 30, 2014, compared with $3.4 million for the three months ended September 30, 2013. The change is primarily due to increases in premium tax, surveys and underwriting reports, marketing expenses and actuarial fees.

Salaries and Wages

Salaries and wages increased $1.3 million, or 48.5%, to $4.0 million for the three months ended September 30, 2014, compared with $2.7 million for the three months ended September 30, 2013 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $367,000 during the three months ended September 30, 2014 compared with approximately $132,000 for the three months ended September 30, 2013.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs decreased $0.8 million, or 11.6%, to $5.8 million for the three months ended September 30, 2014, compared with $6.6 million for the three months ended September 30, 2013.

The change to amortization of deferred policy acquisition costs typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which during the three months ended September 30, 2014 totaled approximately $3.3 million. The $3.3 million increase was offset by a $4.1 million decrease relating to the quota-share program.

Provision for Income Tax Expense

The provision for income tax expense was $4.2 million for the three months ended September 30, 2014, compared with $1.5 million for the three months ended September 30, 2013. The effective rate for income taxes was 36.91% for the three months ended September 30, 2014, compared with 31.42% for the three months ended September 30, 2013.

Net Income

Net income increased $3.9 million, or 120.2%, to $7.2 million for the three months ended September 30, 2014, compared with $3.3 million for the three months ended September 30, 2013.

Index
Federated National Holding Company

Results of Operations
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Gross Premiums Written

Gross premiums written increased $104.9 million, or 59.7%, to $280.5 million for the nine months ended September 30, 2014, compared with $175.6 million for the nine months ended September 30, 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2014 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Nine Months Ended September 30,
	2014		2013
	(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$255,858	91.21%	$156,378	89.06%
Commercial General Liability	9,473	3.38%	8,013	4.56%
Federal Flood	6,192	2.21%	4,889	2.78%
Automobile	8,964	3.20%	6,329	3.60%
Gross written premiums	$280,487	100.00%	$175,609	100.00%

The increase in the sale of homeowners’ policies by $99.5 million, or 63.6%, to $255.9 million for the nine months ended September 30, 2014, compared with $156.4 million for the nine months ended September 30, 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts.

We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2014, 76.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $312.8 million (a 50.1% reduction of in-force premium), while 80.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $170.8 million, (a 48.4% reduction of in-force premium), as of September 30, 2013.

During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. The $49.4 million of homeowners’ premiums produced under this agreement with ISA represents 49.7% of the total increase in the sale of homeowners’ policies during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, $19.1 million or 12.2% of the $156.4 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA.

During the nine months ended September 30, 2014 and September 30, 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $96.0 million and $109.8 million, respectively. Our number of in-force homeowners’ policies increased by approximately 51,200 or 44.0%, to approximately 167,600 as of September 30, 2014, compared with approximately 116,400 as of December 31, 2013.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $1.5 million, or 18.2%, to $9.5 million for the nine months ended September 30, 2014, compared with $8.0 million for the nine months ended September 30, 2013.

Index
Federated National Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$124	1.31%	$73	0.91%
Florida	8,730	92.16%	7,390	92.23%
Georgia	7	0.07%	-	0.00%
Louisiana	82	0.87%	124	1.55%
Texas	530	5.59%	426	5.31%
Total	$9,473	100.00%	$8,013	100.00%

The Company’s sale of auto insurance policies increased $2.7 million, or 41.6%, to $9.0 million for the nine months ended September 30, 2014, compared with $6.3 million for the nine months ended September 30, 2013.

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

Gross Premiums Ceded

Gross premiums ceded increased $100.9 million, or 129.1%, to $179.1 million for the nine months ended September 30, 2014, compared with $78.2 million for the nine months ended September 30, 2013. The increase includes a $97.6 million increase to homeowners’ gross premiums ceded, a $2.0 million increase to automobile gross premiums ceded and a  $1.3 million increase to flood gross premiums ceded. The gross premiums ceded total of $179.1 million for the nine months ended September 30, 2014 primarily includes $164.9 million associated with our catastrophic reinsurance programs.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $86.9 million for the nine months ended September 30, 2014, compared with $29.9 million for the nine months ended September 30, 2013. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $58.3 million for the nine months ended September 30, 2014, compared with $58.0 million for the nine months ended September 30, 2013. The increased charge to written premium was due to a $55.6 million increase in unearned homeowners’ insurance premiums, a $1.2 million increase in unearned flood insurance premiums, a $1.2 million increase in unearned commercial general liability insurance premiums and a $0.3 million increase in unearned automobile insurance premiums during the nine months ended September 30, 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index
Federated National Holding Company

The $55.6 million change in unearned homeowners’ insurance premiums includes approximately $104.9 increase from gross premiums written during the nine months ended September 30, 2014, net of approximately $49.3 million of unearned premium ceded to the quota-share program.

Net Premiums Earned

Net premiums earned increased $60.7 million, or 87.5%, to $130.0 million for the nine months ended September 30, 2014, compared with $69.3 million for the nine months ended September 30, 2013. The $60.7 million increase is net of a $16.5 million decrease due to accounting for our quota-share program. The net impact of the quota-share program was $0.4 million.  The reduction in net premiums earned was offset by an estimated $6.1 million reduction in our reinsurance costs, a reduction in losses and LAE of $5.0 million, a reduction in amortization of deferred policy acquisition costs of $4.1 million, and the recognition of $1.7 million of the aforementioned accrued income resulting from the quota-share agreement.

The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)

Homeowners'	$119,903	92.26%	$60,768	87.66%
Commercial General Liability	7,869	6.06%	6,978	10.07%
Automobile	2,183	1.68%	1,573	2.27%
Net premiums earned	$129,955	100.00%	$69,319	100.00%

The $59.1 million increase in homeowners’ net premiums earned is due to a $99.5 million increase in gross written premium, a $97.6 million increase in gross premiums ceded and a $57.2 million change in the net change to prepaid reinsurance premiums and unearned premium.

The $0.9 million increase in commercial general liability net premiums earned is a result of a $1.5 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.5 million change in the net change to prepaid reinsurance premiums and unearned premium.

The $0.6 million increase in automobile net premiums earned is a result of a $2.6 million increase in gross written premium, a $2.0 million increase in gross premiums ceded and a less than $0.1 million change in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $1.3 million, or 68.4%, to $3.3 million for the nine months ended September 30, 2014, compared with $2.0 million for the nine months ended September 30, 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.5 million, or 80.2%, to $1.1 million for the nine months ended September 30, 2014, compared with $0.6 million for the nine months ended September 30, 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $1.8 million, or 39.7%, to $6.4 million for the nine months ended September 30, 2014, compared with $4.6 million for the nine months ended September 30, 2013. The change is due to the increase in gross premiums written during this same period.

Index
Federated National Holding Company

Net Investment Income

Net investment income increased $1.4 million, or 57.8%, to $3.8 million for the nine months ended September 30, 2014, compared with $2.4 million for the nine months ended September 30, 2013.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.1% and 2.4%, respectively, for the nine months ended September 30, 2014. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.8% and 2.0%, respectively, for the nine months ended September 30, 2013.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.5%, respectively, for the nine months ended September 30, 2014. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.3%, respectively, for the nine months ended September 30, 2013.

See also “Analysis of Financial Condition as of September 30, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $4.0 million for the nine months ended September 30, 2014, compared with $2.5 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost is either other-than temporarily or permanently impaired. During the nine months ended September 30, 2014 and the nine months ended September 30, 2013, in connection with the process, we have not charged operations with investment losses.

The table below depicts the net realized investment gains (losses) by investment category during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$533	$1,595
Equity securities	4,013	2,437
Total realized gains	4,546	4,032

Realized losses:
Debt securities	(118)	(922)
Equity securities	(381)	(630)
Total realized losses	(499)	(1,552)
Net realized gains on investments	$4,047	$2,480

Other Income

Other income increased $0.9 million, or 149.1%, to $1.5 million for the nine months ended September 30, 2014, compared with $0.6 million for the nine months ended September 30, 2013. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Index
Federated National Holding Company

Quota-Share Profit Sharing

Quota-share profit sharing totaled $1.7 million for the nine months ended September 30, 2014, compared with nothing for the nine months ended September 30, 2013. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurance of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

Favorable adjustments to the deferred quota-share profit sharing total will increase the quarterly amount we recognize over the remaining life of the program. Unfavorable adjustments to the deferred quota-share profit sharing total will decrease the quarterly amount we recognize over the remaining life of the program and could result in a current period charge to operations for some or all of the previously recognized profit sharing.

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

Losses and LAE increased $23.9 million, or 65.3%, to $60.5 million for the nine months ended September 30, 2014, compared with $36.6 million for the nine months ended September 30, 2013. The overall change includes a $16.9 million increase in our homeowners’ program, a $6.9 million increase in our commercial general liability program and a $0.1 million increase in connection with our automobile program.

The change to losses and LAE typically reflects the change to reserves in response to the change in the number of policies we wrote during the same period. Homeowners’ losses and LAE for the nine months ended September 30, 2014, are net of a $5.0 million decrease relating to the quota-share program for which our actual net premiums earned were reduced by $16.5 million.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$13,624	$30,220	$43,844	$11,399	$19,623	$31,022
Commercial General Liability	5,697	12,676	18,373	3,503	13,231	16,734
Automobile	3,647	7,245	10,892	8,259	5,001	13,260
Total	$22,968	$50,141	$73,109	$23,161	$37,855	$61,016

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation.  Other factors influencing the unpaid losses and LAE balance include improved underwriting processes and claim settling techniques.

Index
Federated National Holding Company

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $12.1 million during the nine months ended September 30, 2014. This overall change includes a $12.8 million increase in reserves for our homeowners’ program, a $1.6 million increase in reserves for our commercial general liability program and a $2.3 million decrease in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine months ended September 30, 2014 was 46.5% compared with 52.8% for the same period in 2013. The favorable decrease to our loss ratio is due to the $23.9 million increase in losses and LAE measured against the $60.6 million increase in net premium earned during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $4.5 million, or 45.0%, to $14.6 million for the nine months ended September 30, 2014, compared with $10.1 million for the nine months ended September 30, 2013. The change is primarily due to increases in premium tax, surveys and underwriting reports, marketing expenses, actuarial fees, postage and investment expenses.

Salaries and Wages

Salaries and wages increased $3.1 million, or 42.6%, to $10.5 million for the nine months ended September 30, 2014, compared with $7.4 million for the nine months ended September 30, 2013 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $831,000 during the nine months ended September 30, 2014 compared with approximately $287,000 for the nine months ended September 30, 2013.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs, increased $7.7 million, or 50.3%, to $23.1 million for the nine months ended September 30, 2014, compared with $15.4 million for the nine months ended September 30, 2013. The change to amortization of deferred policy acquisition costs typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

The change to amortization of deferred policy acquisition costs typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which during the nine months ended September 30, 2014 totaled approximately $11.8 million. The $11.8 million increase was offset by a $4.1 million decrease relating to the quota-share program.

Provision for Income Tax Expense

The provision for income tax expense was $16.0 million for the nine months ended September 30, 2014, compared with $4.4 million for the nine months ended September 30, 2013. The effective rate for income taxes was 36.99% for the nine months ended September 30, 2014, compared with 35.09% for the nine months ended September 30, 2013.

Net Income

Net income increased $19.0 million, or 233.4%, to $27.2 million for the nine months ended September 30, 2014, compared with $8.2 million for the nine months ended September 30, 2013.

Index
Federated National Holding Company
Liquidity and Capital Resources

During the nine months ended September 30, 2014, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, issuance of common stock, increased unpaid losses and LAE, decreased policy acquisition costs, increased premium deposits and customer credit balances and amortization of investment premium or discount, net. Additional sources of capital included decreased deferred income tax expense net of other comprehensive income, exercised stock options, increased accounts payable and accrued expenses, increased claims payments outstanding, depreciation and amortization, a tax benefit related to non-cash compensation and non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the nine months ended September 30, 2014 and 2013, operations provided net operating cash flow of $58.7 million and $63.1 million, respectively.

During the nine months ended September 30, 2014, operations generated $114.8 million of gross cash flow, due to a $58.3 million increase in unearned premiums, a $12.1 million increase in unpaid losses and LAE, a $5.7 million decrease in policy acquisition costs, a $3.3 million increase in premium deposits and customer credit balances and $2.9 million of amortization of investment premium or discount, net. Additional sources of cash included a $2.7 million decrease in deferred income tax expense, net of other comprehensive income, a $1.2 million increase in accounts payable and accrued expenses, a $1.0 million increase in claims payments outstanding, $0.3 million of depreciation and amortization and $0.1 million non-cash compensation, all in conjunction with $27.2 million of net income.

During the nine months ended September 30, 2014, operations used $56.0 million of gross cash flow, due to a $31.6 million increase in prepaid reinsurance premiums, a $6.5 million increase in reinsurance recoverable, net, a $5.7 million increase in premiums receivable and $4.0 million in net realized investment gains. Additional uses of cash included a $2.4 million decrease in income taxes payable, a $2.2 million increase in income taxes recoverable, a $1.9 million increase in other assets and a $1.7 million increase in contingent quota-share profit sharing.

During the nine months ended September 30, 2014 and 2013, net cash used by investing activities was $98.1 million and $36.8 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2014, investing activities generated $65.9 million and used $164.0 million.

During the nine months ended September 30, 2014 and 2013, net financing activities provided and used $43.8 million and $0.4 million, respectively. In 2014, the sources of cash in connection with financing activities included $43.1 million from issuance of common stock, $1.4 million from exercised stock options and $0.3 million from a tax benefit related to non-cash compensation and the uses included $1.0 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 59.7% increase in gross premiums written during the first nine months of 2014 as compared with the same period in 2013. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements.

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2014, approximately 86% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held to maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$55,643	17.43%	$27,209	12.33%
Obligations of states and political subdivisions	91,641	28.71%	52,064	23.59%
Corporate	117,150	36.70%	91,941	41.66%
International	10,953	3.43%	3,698	1.68%
	275,387	86.27%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,433	1.39%	4,630	2.10%
Corporate	2,673	0.84%	2,475	1.12%
International	246	0.08%	109	0.05%
	7,352	2.31%	7,214	3.27%
Total debt securities	282,739	88.58%	182,126	82.53%

Equity securities, at market:	36,463	11.42%	38,584	17.47%
Total investments	$319,202	100.00%	$220,710	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September  30, 2014 and December 31, 2013, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$41,138	14.55%	$24,904	13.67%
AA	119,245	42.18%	67,374	36.99%
A	65,352	23.11%	46,338	25.44%
BBB	57,004	20.16%	42,979	23.60%
Not rated	-	0.00%	531	0.30%
	$282,739	100.00%	$182,126	100.00%

The following table summarizes, by maturity, the debt securities as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$13,731	4.86%	$5,180	2.84%
One year to five years	177,935	62.93%	113,561	62.35%
Five years to 10 years	91,040	32.20%	62,511	34.32%
More than 10 years	33	0.01%	874	0.49%
Total debt securities	$282,739	100.00%	$182,126	100.00%

At September 30, 2014, the duration of the debt portfolio was approximately 3.7 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of September 30, 2014 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2014	2015	2016	2017	2018	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$3,186	$2,714	$5,857	$6,298	$27,833	$45,888	$46,147
Obligations of states and political subdivisions	200	7,365	10,900	17,335	10,635	34,775	81,210	91,641
Corporate securities	-	7,787	17,724	20,418	15,377	41,215	102,521	109,396
International securities	-	1,241	2,087	1,875	2,342	3,317	10,862	11,200
Collateralized mortgage obligations	-	1,854	3,879	3,872	2,449	10,949	23,003	24,355
Equity securities, at market	-	-	-	-	-	-	-	36,463
All investments	$200	$21,433	$37,304	$49,357	$37,101	$118,089	$263,484	$319,202

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	0.27%	1.61%	0.73%	1.18%	2.14%	1.67%
Obligations of states and political subdivisions	5.00%	4.54%	4.77%	4.62%	5.01%	4.92%	4.81%
Corporate securities	0.00%	4.09%	3.96%	3.62%	4.65%	4.54%	4.24%
International securities	0.00%	0.85%	2.15%	2.52%	2.89%	3.25%	2.56%
Collateralized mortgage obligations	0.00%	5.29%	5.49%	4.03%	3.84%	4.01%	4.35%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	5.00%	3.59%	4.08%	3.62%	4.00%	4.00%	3.91%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2014. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
Federated National Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2013 or in Item 1A, Risk Factors, in the Company’s Form 10-Q for the quarter ended June 30, 2014.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a) None

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Homeowners Quota Share Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.4	Property Catastrophe Excess of Loss (Louisiana Only) Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.5	Reinstatement Premium Protection Reinsurance Contract (Louisiana Only), effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.6	Subscription Agreement, effective as of July 18, 2014, among C.A. Bancorp Inc., Federated National Holding Company, and Transatlantic Reinsurance Company. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2014

Index
Federated National Holding Company

EXHIBIT INDEX

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Homeowners Quota Share Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.4	Property Catastrophe Excess of Loss (Louisiana Only) Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.5	Reinstatement Premium Protection Reinsurance Contract (Louisiana Only), effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers.*

10.6	Subscription Agreement, effective as of July 18, 2014, among C.A. Bancorp Inc., Federated National Holding Company, and Transatlantic Reinsurance Company. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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