Form 10-K
period 2014-12-31
FEDERATED NATIONAL HOLDING CO
filed 2015-03-16
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  Annual Report under Section 13 or 15(d) of the Securities Act of 1934
For the fiscal year ended December 31, 2014
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period of _____________to_______________
Commission file number:  0-2500111

Federated National Holding Company
(Exact name of registrant as specified in its Charter)

Florida	65-0248866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code             800-293-2532

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $265,407,621 on June 30, 2014, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 10, 2015, the total number of common shares outstanding of Registrant's common stock was 14,155,256.

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

GENERAL

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), formerly known as 21st Century Holding Company, is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 23 years.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents.

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states. FNIC also underwrites homeowners’ insurance in Louisiana and Alabama, commencing in October 2014. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Missouri, Nevada and South Carolina and can underwrite commercial general liability insurance in all of these states. Currently, we do not have any operations in these states. A non-admitted carrier, sometimes referred to as an “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

Federated National Holding Company

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”). Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower Loss and loss adjustment expenses (“LAE”) and improved customer service for our claimants and policyholders. We also employ an in-house litigation management team to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

During 2014, the Florida Office of Insurance Regulation (“Florida OIR”) approved an application to allow the claims administration operations of FNA to be assumed by FedNat Underwriters, Inc. (“FNU”), formerly known as Federated National Underwriters Inc., a wholly owned subsidiary of the Company. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no effect on consolidated net income.

FNU acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC, which totaled 4% during 2014. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

The homeowner policy provides FNU the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2014, 91.4%, 3.3%, 2.0% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2014, $39.6 million or 11.0% of the $344.9 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $39.6 million of homeowners’ premiums produced under this agreement with ISA represents 31.0% of the total increase in the sale of homeowners’ policies during 2014, compared with 2013. This network of agents began writing for FNIC in March 2013. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2014, 2013 or 2012, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Losses and LAE are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

We previously entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) pursuant to which, among other things, we may continue to use “Federated” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  We continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

Federated National Holding Company

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

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Our internet web site is www.FedNat.com for policy holders, agents and investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

RECENT DEVELOPMENTS

We sold 2,358,975 shares of our common stock in an August 6, 2014 capital raise offering, which represented approximately 17.0% of our outstanding shares of common stock on that date after giving effect to this offering.

BUSINESS STRATEGY

We expect that in 2015 we will capitalize on our operational efficiencies and business practices through:

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the state of Florida and avoiding risks that do not yield an underwriting profit;

•	continued territorial expansion of our homeowners’, commercial general liability and private passenger automobile insurance products into additional states;

•	employing our business practices developed and used in Florida in our expansion to other selected states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	offering our employees continuing education classes appropriate to the respective discipline employed within this organization;

•	assumption of existing risks from other carriers; and

•	additional strategies that may include possible mergers, acquisitions and joint ventures or dispositions of assets, and development of procedures to improve claims history and mitigate losses from claims.

We expect that in 2015 these strategies have poised us to accelerate the 2014 results trajectory in 2015 and beyond. There can be no assurances, however, that any of the foregoing strategies will be developed or successfully implemented or, if implemented, that they will positively affect our results of operations.

INSURANCE OPERATIONS AND RELATED SERVICES

Overview of Premium Growth

Gross premiums written increased $133.8 million, or 55.0%, to $377.2 million for 2014, compared with $243.4 million for 2013.  Florida homeowners’ represents 94% and Texas private passenger automobile represents the remaining 6% of the increased premium volume. We believe that our growth in 2014 reflects management’s efforts over several years. Our success today reflects our goal to be an agent-friendly carrier that provides exceptional service. We have invested in our agent relationships and our staff, have created easy-to-use systems for the agent, and increased our relevance to the agents’ operations by providing insurance products that meet their market needs.

Federated National Holding Company

Our homeowner business contributed $126.6 million or 95.0% of the increased gross written premiums during the year ended December 31, 2014. This increase was the result of:

•	policyholders continuing to renew their FNIC homeowners’ policy,

•	a “flight to quality” in the market by agents who seek quality carriers to place their business, and

•	supporting a marketing team dedicated to promoting the quality and quantity of products and services that we offer.

During 2014, approximately 88% of our policyholders renewed their Florida homeowner policies. We believe that high retention rate reflects the confidence that the policyholder and his agent have in our financial stability and strength and in our commitment to adjusting claims quickly and fairly.

Overview of Insurance Lines of Business

The following tables set forth the amount and percentages of our consolidated gross premiums written, premiums ceded to reinsurers and net premiums written by line of business for the periods indicated.

	Years Ended December 31,
	2014		2013		2012
	Premium	Percent	Premium	Percent	Premium	Percent
	(Dollars in Thousands)
Gross written premiums:
Automobile	$12,377	3.3%	$8,449	3.5%	$2,996	2.5%
Federal Flood	7,408	2.0%	6,213	2.6%	5,293	4.4%
Homeowners'	344,939	91.4%	218,350	89.6%	101,832	85.3%
Commercial General Liability	12,432	3.3%	10,362	4.3%	9,338	7.8%
Total gross written premiums	$377,156	100.0%	$243,374	100.0%	$119,459	100.0%

Ceded premiums:
Automobile	$9,300	4.6%	$6,337	7.7%	$2,021	4.0%
Federal Flood	7,408	3.7%	6,213	7.5%	5,293	10.4%
Homeowners'	184,766	91.4%	69,721	84.3%	43,331	84.7%
Commercial General Liability	524	0.3%	438	0.5%	440	0.9%
Total ceded premiums	$201,998	100.0%	$82,709	100.0%	$51,085	100.0%

Net written premiums
Automobile	$3,077	1.8%	$2,112	1.3%	$975	1.4%
Federal Flood	-	0.0%	-	0.0%	-	0.0%
Homeowners'	160,173	91.4%	148,629	92.5%	58,501	85.6%
Commercial General Liability	11,908	6.8%	9,924	6.2%	8,898	13.0%
Total net written premiums	$175,158	100.0%	$160,665	100.0%	$68,374	100.0%

Federated National Holding Company

Homeowners’ Property and Casualty Insurance

FNIC underwrites homeowners’ insurance in Florida, Alabama and Louisiana. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The number of Alabama and Louisiana homeowner policies in-force totaled approximately 150 and 4,685 at December 31, 2014, respectively. The table that follows reflects the number of Florida homeowner policies in-force by county and reflects our concentrations of risk from catastrophic events.

	In-Force Policy Count
	Years Ended December 31,
	2014		2013		2012
County	Amount	Percentage	Amount	Percentage	Amount	Percentage

Palm Beach	20,990	11.4%	13,874	11.9%	7,270	11.7%
Brevard	13,993	7.7%	8,947	7.7%	4,508	7.4%
Collier	12,723	7.0%	7,420	6.4%	3,422	5.6%
Lee	9,958	5.5%	6,870	5.9%	5,175	8.5%
Hillsborough	8,743	4.8%	6,350	5.5%	2,682	4.4%
Pinellas	12,303	6.7%	6,139	5.3%	4,034	6.6%
Broward	11,854	6.5%	5,498	4.7%	3,700	6.1%
Saint Lucie	6,542	3.6%	4,957	4.3%	3,151	5.2%
Indian River	6,291	3.4%	4,704	4.0%	2,436	4.0%
Okaloosa	5,432	3.0%	4,668	4.0%	1,966	3.2%
Martin	6,102	3.3%	4,444	3.8%	2,052	3.4%
Orange	7,573	4.1%	4,083	3.5%	1,654	2.7%
Sarasota	7,889	4.3%	3,936	3.4%	2,759	4.5%
Charlotte	4,900	2.7%	3,129	2.7%	2,059	3.4%
Escambia	3,877	2.1%	3,038	2.6%	1,227	2.0%
Walton	3,403	1.9%	3,021	2.6%	1,210	2.0%
Santa Rosa	3,581	2.0%	2,939	2.5%	1,305	2.1%
Bay	3,763	2.1%	2,785	2.4%	792	1.3%
Duval	3,396	1.9%	2,249	1.9%	911	1.5%
Volusia	3,637	2.0%	1,990	1.7%	881	1.4%
Miami-Dade	2,420	1.3%	1,883	1.6%	1,616	2.6%
Manatee	4,435	2.4%	1,859	1.6%	1,560	2.6%
Seminole	2,786	1.5%	1,665	1.4%	788	1.3%
Saint Johns	2,687	1.5%	1,639	1.4%	547	0.9%
Flagler	1,744	1.0%	1,267	1.1%	543	0.9%
All others	11,535	6.3%	7,047	6.1%	2,854	4.7%
Total	182,557	100.0%	116,401	100.0%	61,102	100.0%

Our homeowner insurance products provide maximum dwelling coverage in the amount of approximately $3.8 million, with the aggregate maximum policy limit being approximately $6.2 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually subject these limits to review; during 2014 coverage “A” was increased by $1.0 million and total insured value increased by $1.5 million. The approximate average premium on the policies currently in-force is $1,840, as compared with $1,857 for 2013. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. In 2014 our voluntary program rate study resulted in a rate decrease of 3% on our voluntary property book of homeowners’ business. In 2013 our voluntary program rate indications did not indicate the need for adjustment. In 2012 we were approved for a 4.8% and 0.9% rate increase on our voluntary property book of homeowners’ business.

Federated National Holding Company

Similarly, for the policies we assumed from Citizens Property Insurance Corporation (“Citizens”) in 2009, we received approval for a 14.8% increase in 2013 and a 14.1% rate increase in 2012.  There was no rate change in 2014. Our voluntary program was 99.0%, 97.7%, and 90.0% of the total homeowner program, for the years ending December 31, 2014, 2013 and 2012, respectively.

For a further discussion regarding Homeowners’ Property and Casualty Insurance, see “Recent Developments”, above.

Commercial General Liability

We underwrite commercial general liability insurance for approximately 380 classes of artisan (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We continually subject these limits to review, though there were no changes during 2014. We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company. The average annual premium on policies currently in-force during 2014 is approximately $796, as compared with $773 in 2013.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$11,401	91.71%	$9,572	92.37%	$8,639	92.52%
Louisiana	98	0.79%	150	1.45%	217	2.32%
Texas	756	6.08%	547	5.28%	426	4.56%
Other	177	1.42%	93	0.90%	56	0.60%
Total	$12,432	100.00%	$10,362	100.00%	$9,338	100.00%

Personal Automobile

Personal automobile insurance markets can be divided into two categories, standard automobile and nonstandard automobile. Standard personal automobile insurance is principally provided to insureds who present an average risk profile in terms of driving record, vehicle type and other factors. Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. The average nonstandard personal automobile insurance policy currently in-force is approximately $1,056 for a six-month policy in Florida. The average nonstandard personal automobile insurance policy currently in-force in Texas is approximately $61 for a one-month policy,  $197 for a three-month policy, $372 for a six-month policy and $1,116 for a twelve-month policy. During the third quarter of 2014 we began to issue nonstandard personal automobile insurance policies in Georgia. The average nonstandard personal automobile insurance policy currently in-force in Georgia is approximately $466 for a six-month policy.

The maximum exposures for the nonstandard policy in Florida are $10,000 per individual, $20,000 per accident for bodily injury, $10,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. The maximum exposures for the nonstandard policy in Texas are $30,000 per individual, $60,000 per accident for bodily injury, $30,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision. For our nonstandard personal automobile insurance in Georgia, the maximum exposures are $25,000 per individual, $50,000 per accident for bodily injury, $25,000 per accident for property damage, and predominantly $50,000 for comprehensive and collision.

Flood

FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”) on a direct and ceded basis. We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. The average flood policy premium is approximately $504 with limits up to $250,000. Commissions in connection with this program totaled $0.5 million, $0.4 million and $0.3 million in 2014, 2013 and 2012, respectively.

Federated National Holding Company

Managing General Agent Services

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has also contracted with other unaffiliated insurance companies to sell personal umbrella policies through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55  and a commission fee from its affiliate, FNIC, which totaled 4% during 2014. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

Claims Adjusting

We internally process claims made by our insureds through our wholly owned claims adjusting company, FNA. Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower LAE and improved customer service for our claimants and policyholders. We also employ an in-house litigation management team to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

During 2014, the Florida OIR approved an application to allow the claims administration operations of FNA to be assumed by FNU. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no effect on consolidated net income.

Direct Billing

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

Independent Insurance Agency

Insure-Link, Inc. (“Insure-Link”) is our independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability and workers’ compensation insurance through their agency appointments with over thirty different carriers.

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

Federated National Holding Company

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

Quota share reinsurance is a pro rata agreement among the primary insurer and one or more reinsurers where each party shares a fixed and predetermined percentage of the program’s premiums and losses. Excess of loss risk transfer agreements involve the transfer of premium in exchange for reimbursement for claims, if they occur, as a result of specific events such as severe catastrophic weather. For quota share and excess of loss reinsurance, coverage is generally afforded based on meeting predetermined risk characteristics. In contrast, facultative reinsurance is negotiated between the primary insurer and the reinsurer(s) on a case-by-case basis with no obligation on either part to cede or assume share the risk.

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

Federated National Holding Company

For the 2014–2015 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $1.49 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.01 billion, with the Company retaining the first $11.20 million in Florida and $3.0 million in Louisiana for losses and LAE from each event. Florida risks represent 98.5%, or $1.46 billion of the $1.49 billion of total aggregate catastrophic losses and LAE. The reinsurance program includes coverage purchased from the private market, which affords optional reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. The FHCF only affords coverage for losses sustained in Florida. Coverage afforded by the FHCF totals approximately $546.3 million, or 37.4% of Florida’s $1.46 billion of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2014–2015 hurricane season, inclusive of approximately $40.20 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $117.0 million.

Included in this year’s program is a 30% quota share reinsurance treaty for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida. This two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The approximate cost of this quota share is projected to be $6.7 million per year, net of ceding commissions, and it is included in the $117.0 million amount referenced above. The quota share treaty contains commutation provisions for the Company to share profits based on loss experience during the term of the treaty.

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with Generally Accepted Accounting Principles (“GAAP”), the Company will initially recognize an asset and liability and the resultant net income or loss. For example, deferred quota-share profit sharing totaled $10.5 million as of December 31, 2014. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Subsequently, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

Federated National Holding Company

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

Federated National Holding Company

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2014 change to total insured value was an increase of $5.4 billion or 8.2% and the change to reinsurance premiums was an increase of $0.4 million. The September 30, 2013 change to total insured value was an increase of $8.7 billion or 25.3% and the change to reinsurance premiums was an increase of $8.3 million or 13.3%.These adjustments are amortized over the remaining underlying policy term.

To date, we have made no claims asserted against our reinsurers in connection with the 2014–2015 and 2013–2014 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.9 million as of December 31, 2014 and 2013.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

FNIC entered into Commutation, Settlement and Release Agreements (“CSR”) effective December 31, 2014. The underlying reinsurance treaties covering Florida private passenger automobiles were for a term from November 1, 2001 to December 31, 2003. As of December 31, 2014, there were no unearned premiums, direct loss or loss adjustment expense reserves and the ceded reinsurance recoverable totaled approximately $12,000 was received in January 2015. The agreement to commute had no effect on current year operations. Under the terms of the CSR, each party agreed to fully and finally release and commute all rights, obligations and liabilities, both known and unknown, for both parties pertaining to these agreements.

LIABILITY FOR UNPAID LOSSES AND LAE

We are directly liable for losses and LAE payments under the terms of the insurance policies that we write. In many cases, there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss. As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

	Period Ending
	December 31, 2014	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Balance at January 1	$61,016	$49,908	$59,983
Less reinsurance recoverables	(2,742)	(3,503)	(2,088)
Net balance at January 1	$58,274	$46,405	$57,895

Incurred related to
Current year	$79,932	$56,209	$31,636
Prior years	1,104	201	(1,427)
Total incurred	$81,036	$56,410	$30,209

Paid related to
Current year	$42,391	$22,695	$15,892
Prior years	31,123	21,846	25,807
Total paid	$73,514	$44,541	$41,699

Net balance at period end	$65,796	$58,274	$46,405
Plus reinsurance recoverables	12,534	2,742	3,503
Balance as of period end	$78,330	$61,016	$49,908

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $1.1 million and $0.2 million for the years ended December 31, 2014 and 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2012.

The liability for losses and LAE increased by $18.4 million and $1.4 million for our homeowners’ and commercial general liability lines, and decreased by $2.5 million for our automobile line, respectively, during 2014. These changes are due to management's continued efforts to manage the claims life cycle more efficiently. Additionally, our underwriting processes are designed to quickly gather the true primary and secondary risk characteristics and provide a profitable quote to the policyholder. This approach helps to reduce the overall frequency and severity of the loss portfolio.

Based upon discussions with our independent actuarial consultants and their statements of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is currently adequate to cover all claims and related expenses which may arise from incidents reported and IBNR as of December 31, 2014. There can be no assurance concerning future adjustments of reserves, positive or negative, for claims incurred through December 31, 2014.

Federated National Holding Company

The following table presents total unpaid losses and LAE, net, and total reinsurance recoverable due from our catastrophic reinsurers as shown in our consolidated financial statements.

	As of December 31,
	2014	2013
	(Dollars in Thousands)
Catastrophe Excess of Loss (various participants) and FHCF
Reinsurance recoverable on paid losses and LAE	$5	$29
Unpaid losses and LAE	3	25
	$8	$54

Amounts due from (to) reinsurers consisted of amounts related to:
Unpaid losses and LAE	$3	$25
Reinsurance recoverable on paid LAE	5	29
	$8	$54

Federated National Holding Company

The following table presents the liability for unpaid losses and LAE for the years ended December 31, 2005 through 2014 and does not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated liability for unpaid losses and LAE at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of unpaid losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled "Cumulative paid as of" shows the cumulative payments for losses and LAE made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

	Years Ended December 31,
	(Dollars in Thousands)

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005

Unpaid losses and LAE, net	$78,330	$61,016	$49,908	$59,983	$66,529	70,611	$64,775	$59,685	$39,615	$154,038

Cumulative paid as of:
One year later		26,928	24,329	16,527	20,774	29,202	26,431	30,570	36,058	170,825
Two years later			35,576	31,676	26,667	40,493	45,264	48,409	58,002	196,080
Three years later				39,119	38,703	42,577	52,761	64,014	72,752	215,297
Four years later					44,305	50,096	53,689	68,865	86,110	228,805
Five years later						53,283	60,075	68,880	89,006	240,171
Six years later							62,344	73,235	87,555	242,383
Seven years later								74,627	90,910	244,405
Eight years later									91,885	246,286
Nine years later										247,124

Re-estimated net liability as of:
End of year	78,330	61,016	49,908	59,983	66,529	70,611	64,775	59,685	39,615	154,038
One year later		62,120	46,245	58,389	62,756	73,122	75,646	69,383	71,907	193,068
Two years later			50,241	58,711	51,266	70,709	80,606	82,890	80,383	223,005
Three years later				58,027	51,936	59,276	78,132	88,159	97,174	231,761
Four years later					55,147	58,223	68,119	85,532	102,571	248,116
Five years later						59,401	69,226	77,294	99,710	252,365
Six years later							61,051	78,541	93,878	249,744
Seven years later								67,879	96,514	248,211
Eight years later									78,223	251,217
Nine years later										218,556

Cumulative (deficiency) redundancy		(1,104)	(333)	1,956	11,382	11,210	3,724	(8,194)	(38,608)	(64,518)
Cumulative (deficiency) redundancy as a % of reserves originally established		-1.8%	-0.7%	3.3%	17.1%	15.9%	5.7%	-13.7%	-97.5%	-41.9%

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

Federated National Holding Company

As noted above, we have since experienced $1.1 million and $0.3 million cumulative deficiencies in connection with the re-estimation of all losses that occurred in 2013 and 2012, respectively.

The table below sets forth the differences between loss and LAE reserves as disclosed for GAAP basis compared with Statutory Accounting Principles (“SAP”) basis of presentation for the years ended 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

GAAP basis Loss and LAE reserves	$78,330	$61,016	$49,908
Less unpaid Losses and LAE ceded	10,395	2,312	3,189
Balance Sheet Liability	67,935	58,704	46,719
Add Insurance Apportionment Plan	7	2	6
Intercompany Indemnification	279	(4,705)	(2,039)
FNIC SAP basis Loss and LAE reserves	$68,221	$54,001	$44,686

The table below sets forth the differences between loss and LAE incurred as disclosed for GAAP basis compared with SAP basis presentation for the years ended 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

GAAP basis Loss and LAE incurred	$81,036	$56,410	$30,209
Intercompany adjusting and other expenses	9,297	3,489	3,744
Insurance apportionment plan	40	13	(4)
SAP basis Loss and LAE incurred	$90,373	$59,912	$33,949

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

The following table sets forth Loss Ratios, Expense Ratios and Combined Ratios for the periods indicated for the insurance business for 2014, 2013 and 2012, and are inclusive of Unallocated Loss Adjustment Expenses (“ULAE”).

	Years Ended December 31,
	2014	2013	2012
Loss Ratio	47.4%	54.0%	50.9%
Expense Ratio	36.5%	44.2%	53.4%
Combined Ratio	83.9%	98.2%	104.3%

Our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2014 was 47.4% compared with 54.0% for the same period in 2013. The decrease to our loss ratio is due to the $24.6 million increase in losses and LAE measured against the $66.5 million increase in net premium earned during 2014 as compared with the same period in 2013.

Our expense ratio is computed as the sum of operating and underwriting expenses plus salaries and wages plus amortization of Deferred Policy Acquisition Costs (“DPAC”) divided by net premiums earned. A lower expense ratio generally results in higher operating income. Our expense ratio for 2014 was 36.5% compared with 44.2% for the same period in 2013. The decrease to our expense ratio is due to the $16.2 million increase in the sum of operating and underwriting expenses plus salaries and wages plus amortization of DPAC measured against the $66.5 million increase in net premium earned during 2014 as compared with the same period in 2013.

Federated National Holding Company

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

In Florida, more than 100 companies compete with us in the homeowners’ insurance market.  Several of our larger competitors are Citizens, Universal Property and Casualty Insurance Company and St. Johns Insurance Company.  In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

As a result of legislation in 2013, Citizens has reduced its insurance policy count and established the Property Insurance Clearinghouse (“Clearinghouse”). The Clearinghouse launched in January 2014, for new business ineligible for Citizens if a participating insurance company is willing to afford similar coverage at a price that is no more than 15% above the price of a policy with Citizens. Similarly, existing Citizens policies are not be eligible for renewal with Citizens if a participating insurance company is willing to afford similar coverage at no additional cost over the price for a Citizens policy. This allows potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. Effective March 30, 2014, FNIC joined as a participating insurance company in the Clearinghouse.

REGULATION

General

We are subject to the laws and regulations in Alabama, Florida, Georgia, Louisiana, Mississippi, Missouri, Nevada, South Carolina and Texas and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

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

Federated National Holding Company

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The most recent balance sheet audit of FNIC by the Florida OIR occurred as of December 31, 2010. There were no material findings by the independent auditors in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2010. There were no material findings in connection with this examination.

 In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As an example, the Florida OIR requires FNIC to have securities with a fair market value of $2.0 million held in escrow. As of December 31, 2014, FNIC held investment securities with a fair value of approximately $2.3 million, as a deposit with the State of Florida. Additionally, as of December 31, 2014 FNIC had cash deposits totaling $415,000 with the State of Alabama, $238,000 with the State of Louisiana and $25,000 with the State of Georgia.

As of December 31, 2013, FNIC held investment securities with a fair value of approximately $2.0 million, as a deposit with the State of Florida. Additionally, as of December 31, 2013 FNIC had cash deposits totaling $370,000 with the State of Alabama, $118,900 with the State of Louisiana and $25,000 with the State of Georgia.

Consent Order

As of September 30, 2014, we had satisfied all applicable conditions of the Consent Order we entered into in January 2011 (the “Consent Order”) with the Florida OIR.  We entered into the Consent Order in connection with the merger of our one of our wholly owned insurance subsidiaries, American Vehicle Insurance Company (“American Vehicle”), into FNIC, with FNIC continuing the operations of both entities.  As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.  FNIC currently has no commercial multi-peril policy premium in-force and the current commercial habitation book of business is fully earned. The Consent Order required us to, among other things, limit the number of policies that we write in the Tri-County area and imposed certain other operational requirements on us, all of which we have complied with.

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

No dividends were paid by FNIC or American Vehicle in 2014, 2013 and 2012, and none are anticipated in 2015. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

Federated National Holding Company

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

National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2014 and 2013 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 534.0%, 312.1% and 474.4% at December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014, FNIC was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to change in policyholder surplus growth, investment yield and estimated current reserve deficiency to policyholders’ surplus. The policyholder surplus growth exceeded the normal range due to the Company’s surplus infusion into FNIC totaling approximately $18.5 million. The increase in earned premiums during 2014 lead to the exceptional value for the Estimated Current Reserve to Deficiency to Surplus result.

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

There was no action taken by the Florida OIR in connection with the December 31, 2013 or 2012 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2014 IRIS ratios, although there can be no assurance that will be the case.

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

As of December 31, 2014, FNIC is rated by Demotech as "A" ("Exceptional"), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 22, 2014, Demotech reaffirmed FNIC’s FSR of “A” (“Exceptional”).

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

EMPLOYEES

As of December 31, 2014, we had 219 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Federated National Holding Company

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

Although Florida has not experienced a hurricane during the last nine hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity. We are exploring alternatives to reduce our exposure to these types of storms, which may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

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

In January 2011, we entered into a Consent Order with the Florida OIR, in connection with our request for approval of the merger of FNIC, into American Vehicle, one of our other subsidiaries at the time. The Consent Order was amended in February 2013 to lessen or eliminate certain of the original requirements, due to FNIC's statutory underwriting profit during 2012. Among other things, the Consent Order as amended requires us to limit the concentration of our homeowners' policies in Miami-Dade, Broward and Palm Beach counties. This reduction in concentration could materially adversely affect us by limiting our ability to write policies in the most populous region of the State of Florida, which could materially adversely affect our results of operations if we are not able to replace those policies with policies elsewhere in Florida or the other states in which we do business.

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

Federated National Holding Company

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

Factors that affect unpaid losses and LAE include the estimates made on a claim-by-claim basis known as "case reserves" coupled with bulk estimates known as IBNR Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

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

Federated National Holding Company

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

In addition, the impact of future assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents held in a mutual fund money market account. The Company had approximately $17.3 million and $12.2 million invested in the Wilmington Prime Money Market Fund – Class Select (Ticker: VSMXX, CUSIP: 97181C308), for which the NAIC classification is Class 1, as of December 31, 2014 and 2013, respectively. Although this fund is on the Class 1 list, the highest rating available, there can be no assurance that it will remain financially sound. If the MTB Fund were to experience financial difficulty such that it could not repay the money we have invested in the fund, our financial condition and results of operations could be materially and adversely affected.

Federated National Holding Company

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

In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While we believe our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

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

If we fail to meet the applicable risk-based capital or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we could be subject to further examination or corrective action imposed by state regulators, including limitations on out writing of additional business, state supervision or liquidation, and may be required to raise additional capital. Similarly, an increase in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels. As of December 31, 2014, FNIC was in compliance with the NAIC risk-based capital requirements (see “Business-Regulation” for further discussion).

Federated National Holding Company

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a "soft" insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a "hard" insurance market. Although an individual insurance company's financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a softening market in the property and casualty market in Florida because of increased competition. We cannot predict, however, how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

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

We currently market and distribute our products and services through contractual relationships with a network of   approximately 3,600 independent agents, of which approximately 2,300 actively sell and service our products, and a selected number of general agents. Our independent agents are our primary source for our property and liability insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents' business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell or a material reduction in the number of independent agents with whom we maintain a relationship could negatively affect our results of operations and financial condition.

In February 2013, we entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., or ISA, an affiliate of Allstate Insurance Company, or Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners' and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners' premiums and the percentage of homeowners' premiums attributable to Allstate agents has increased rapidly. During 2014, 33.4% of the homeowners' premiums we underwrote were from Allstate's network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

Federated National Holding Company

Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our business partners or vendors.

Our business requires that we build and maintain computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers, agents and employees and our intellectual property, trade secrets, and other sensitive business and financial information. These systems are subject to attacks by sophisticated third parties with substantial computing resources and capabilities. Such attacks may include, among other things, attempts to gain unauthorized access to this confidential or proprietary data or attempts to disrupt or shut down the system. Additionally, an employee, consultant, vendor representative or other person with legitimate access to our systems may take actions, or be the subject of a security breach or cyber attack, which could result in improper or unauthorized access to our systems, and in the loss or theft of our intellectual property or the personal information of our customers, agents or employees.

We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

We also conduct significant business functions and computer operations using the systems of third-party business partners and vendors, who provide software, hosting, communication, and other computer services to us. These third-party systems may experience cyber attacks and other security breaches, which could result in the loss, theft or unauthorized publication of our information or the confidential information of our customers, agents or employees.

Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer, agent or employee information is stolen. This could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if trade secrets or other proprietary information is stolen, and have severe ramifications on our reputation and brand, resulting in a materially adverse effect on our ability to generate new and renewal business. To mitigate these costs, we carry a cyber-liability insurance policy. Our insurance may not be sufficient to protect against all financial and other loss. Additionally, this policy will not afford us coverage for security breaches, data loss, or cyber attacks experienced by our third-party business partners who have access to our customer, agent, or employee data.

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

Federated National Holding Company

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

We may not obtain the necessary regulatory approvals to organize the new property and casualty insurer in Florida that is the subject of our previously announced joint venture.

On July 21, 2014, we announced that we have entered into a joint venture to form a new property and casualty insurer in Florida to be named Monarch National Insurance Company (“Monarch”). As of the date of this report, the approval of the Florida OIR is pending. We may not be able to obtain the necessary approvals and any approvals received may be subject to conditions that will make organization of a new insurer impractical. Therefore, there can be no assurances that we will be able to achieve the purpose of the joint venture.

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

It is intended that Monarch will write insurance policies that will have a higher risk profile than those written by FNIC, allowing Monarch to reach a broader market and charge higher premiums. While Monarch's underwriting standards will avoid the highest risk policies, the occurrence of a catastrophic event could result in greater losses per policy for Monarch and have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Our participation in the Florida Property Insurance Clearinghouse may not result in an increase in our premium revenue.

Pursuant to legislation passed by the Florida legislature in 2013 intended to reduce the insurance policy count of Citizens, a Florida not-for-profit, tax-exempt government corporation, the Property Insurance Clearinghouse (the “Clearinghouse”) launched in January 2014. This allows all potentially new and renewal policies of Citizens to be comparatively shopped by participating private market insurers before becoming, or remaining, policies of Citizens. We intend to be a participating insurance company in the Clearinghouse.

Applications to Citizens for new homeowners' policies and existing policies with Citizens up for renewal are submitted to insurance companies participating in the Clearinghouse. If that process identifies a carrier willing to write a new policy at a premium that is no more than 15% higher than Citizens' premium of comparable coverage or, in the case of a renewal, with a premium equal to or less than the policy's renewal premium with Citizens, then that homeowner is ineligible for coverage with Citizens. The homeowner may then choose to have an agent bind coverage with the homeowner's choice of the private market insurers that have made the homeowner a qualifying offer of coverage.

Federated National Holding Company

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

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

New homeowners’ insurance operations outside of the State of Florida may not be profitable.

We plan to continue the expansion of admitted homeowners’ property and casualty programs into other states as opportunities avail themselves. Risks associated with execution of our planned operations include the inability to market an adequately priced policy, inadequate commission structures, and overpriced or unavailable catastrophic reinsurance for wind events. Additionally, each state has its own authoritative body designed to regulate the insurance products and operations of new and existing insurance companies under their respective authority. For example, during 2013 FNIC obtained regulatory approval to initiate a new homeowners’ property and casualty program in the State of Louisiana.

There can be no guarantees that our operations will be profitable in a given state nor can there be any guarantees that the state authorities will allow us to do business in that state.

We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

In conjunction with our ongoing reporting obligations as a public company and the requirements of Section 404 of the Sarbanes-Oxley Act, management reported on the effectiveness of our internal control over financial reporting as of December 31, 2014. In order to identify any material weaknesses in our internal control over financial reporting, we engaged in a process to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary. As a result of this evaluation and testing process, no material financial reporting deficiencies were noted.

Federated National Holding Company

Although we did not have any material weaknesses in our internal controls for our fiscal year ended December 31, 2014, we cannot be certain that there will be none in the future. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time-consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end as to the effectiveness of our control over financial reporting and we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

In accordance with applicable law, we are required to document, evaluate and test our internal controls and procedures, including corrections to existing controls and implement additional controls and procedures that we may deem necessary, and to identify and report any material weakness in our internal control over financial reporting. As a result of this evaluation and testing process, no material weakness was identified or reported as of December 31, 2014.  In fixture periods, if the process required by law reveals significant deficiencies or material weaknesses, the correction of any such significant deficiencies or material weaknesses could require additional remedial measures that could be costly and time consuming. In addition, the discovery of material weaknesses could also require the restatement of prior period operating results. If a material weakness exists and is reported as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Federated National Holding Company

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

Federated National Holding Company

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

As of December 31, 2014, there were 151,585 shares issuable upon the exercise of outstanding and exercisable stock options, 67,700 shares issuable upon the exercise of outstanding stock options that are unvested and 750,500 additional shares available for grant under our equity-based compensation plans. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

Our executive offices are now located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,500 square foot office facility and our telephone number is (800) 293-2532. During March 2014, we extended our lease term to expire in August 2019 and expanded the leased premises to include an additional 13,642 square feet. All of our operations are consolidated within this facility. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the lease term.

ITEM 3	LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Footnote 9 – Commitments and Contingencies”.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

Federated National Holding Company

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

Quarter Ended	High	Low
March 31, 2014	$18.40	$12.17
June 30, 2014	$26.60	$18.02
September 30, 2014	$28.22	$19.70
December 31, 2014	$37.04	$23.60

March 31, 2013	$7.90	$5.35
June 30, 2013	$10.41	$7.05
September 30, 2013	$10.89	$8.43
December 31, 2013	$14.90	$9.80

As of March 2, 2015, there were 55 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 6,250.

DIVIDENDS

The Board of Directors of FNHC declared regular quarterly dividends as follows:

•	$0.04 per common share payable on March 2, 2015 to shareholders of record as of February 2, 2015;

•	$0.03 per common share payable on June 2, September 2 and December 1, 2014 to shareholders of record as of May 5, August 4 and November 3, 2014;

•	$0.03 per common share payable on September 3 and December 2, 2013 and March 3, 2014 to shareholders of record as of August 5 and November 4, 2013 and February 3, 2014;

•	$0.02 per common share payable on December 28, 2012 and March 4, 2013 to shareholders of record as of December 3, 2012 and February 4, 2013.

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

Federated National Holding Company

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2014. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stock holders*	667,086	12.55	750,500

  *   Includes the 1998 and 2002 Stock Option Plans and the 2012 Stock Incentive Plan.

For additional information concerning our capitalization please see Footnote 14 to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

ISSUER REPURCHASES

During 2014 and 2013, the Company did not repurchase any common stock under previously announced stock repurchase plans.

SALES OF UNREGISTERED SECURITIES

None.

Federated National Holding Company

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

Federated National Holding Company

Total Return Performance
700
600
500
400
300
200
100
0
Index Value
Federated National Holding Company
NASDAQ Composite
SNL Insurance P&C
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Federated National Holding Company	100.00	81.60	75.95	137.77	382.67	634.22
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Insurance P&C	100.00	119.24	120.55	142.31	188.53	216.52

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2009 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

Federated National Holding Company

ITEM 6	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of the Years Ended December 31,
	(Amounts in Thousands except Book Value Per Share)

	2014	2013	2012	2011	2010
Balance Sheet Data

Assets:
Cash and investments	$370,920	$262,156	$151,238	$144,672	$138,691
Total assets	503,631	316,741	185,888	179,980	184,049

Liabilities:
Unpaid losses and LAE	78,330	61,016	49,908	59,983	66,529
Unearned premiums	192,424	128,343	59,006	47,933	47,136
Total liabilities	311,052	208,247	119,983	121,836	126,118

Total shareholders' equity	192,579	108,494	65,905	58,144	57,931

Book value per share	$14.13	$9.95	$8.26	$7.32	$7.29

Statutory surplus	125,330	76,889	52,012	39,307	40,603

Federated National Holding Company

	Years Ended December 31,
	(Amounts in Thousands except EPS and Dividends)

	2014	2013	2012	2011	2010
Operations Data:
Revenue:
Gross premiums written	$377,156	$243,373	$119,459	$98,269	$96,410
Gross premiums ceded	(201,998)	(82,708)	(51,085)	(46,293)	(52,963)

Net premiums written	175,158	160,665	68,374	51,976	43,447

Increase (decrease) in prepaid reinsurance premiums	59,828	13,052	2,059	(2,656)	(2,108)
(Increase) decrease in unearned premiums	(64,081)	(69,336)	(11,074)	(797)	3,721

Net change in prepaid reinsurance premiums and unearned premiums	(4,253)	(56,284)	(9,015)	(3,453)	1,613

Net premiums earned	170,905	104,381	59,359	48,523	45,060
Commission income	4,517	2,646	1,377	994	1,388
Finance revenue	1,466	866	496	518	395
Direct written policy fees	8,689	6,196	2,007	1,583	1,609
Net investment income	5,385	3,332	3,819	4,079	3,726
Net realized investment gains	4,426	2,881	1,072	2,725	6,777
Regulatory assessments recovered	-	-	-	-	857
Other income	2,512	1,435	517	1,741	792
Quota-share profit sharing, net	2,792	-	-	-	-

Total revenue	200,692	121,737	68,647	60,163	60,604

Expenses:
Losses and LAE	81,036	56,410	30,209	30,896	40,088
Operating and underwriting expenses	19,906	14,474	9,996	9,916	10,835
Salaries and wages	14,968	10,188	8,439	8,004	8,611
Amortization of deferred policy acquisition costs	27,475	21,447	13,255	12,347	13,025

Total expenses	143,385	102,519	61,899	61,163	72,559

Income (loss) before provision for income tax expense (benefit)	57,307	19,218	6,748	(1,000)	(11,955)
Provision for income tax expense (benefit)	20,108	6,491	2,435	(570)	(3,959)

Net income (loss)	$37,199	$12,727	$4,313	$(430)	$(7,996)

Earnings per share data
Net income (loss) per share - basic	$3.08	$1.50	$0.53	$(0.05)	$(1.01)
Net income (loss) per share - diluted	$2.99	$1.45	$0.53	$(0.05)	$(1.01)

Dividends paid per share	$0.13	$0.11	$0.02	$-	$0.06

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), formerly known as 21st Century Holding Company, is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 23 years.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents.

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states. FNIC also underwrites homeowners’ insurance in Louisiana and Alabama, commencing in October 2014. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Missouri, Nevada and South Carolina and can underwrite commercial general liability insurance in all of these states. Currently, we do not have any operations in these states. A non-admitted carrier, sometimes referred to as an “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”). Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower Losses and loss adjustment expenses (“LAE”) and improved customer service for our claimants and policyholders. We also employ an in-house litigation management team to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

During 2014, the Florida Office of Insurance Regulation (“Florida OIR”) approved an application to allow the claims administration operations of FNA to be assumed by FedNat Underwriters, Inc. (“FNU”), formerly known as Federated National Underwriters Inc., a wholly owned subsidiary of the Company. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no effect on consolidated net income.

FNU acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55  and a commission fee from its affiliate, FNIC, which totaled 4% during 2014. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The homeowner policy provides FNU the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2014, 91.4%, 3.3%, 2.0% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2014, $39.6 million or 11.0% of the $344.9 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $39.6 million of homeowners’ premiums produced under this agreement with ISA represents 31.0% of the total increase in the sale of homeowners’ policies during 2014, compared with 2013. This network of agents began writing for FNIC in March 2013. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2014, 2013 or 2012, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity. Losses and LAE are affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

Overview of Premium Growth

Gross premiums written increased $133.8 million, or 55.0%, to $377.2 million for 2014, compared with $243.4 million for 2013.  Florida homeowners’ represents 94% and Texas private passenger automobile represents the remaining 6% of the increased premium volume. We believe that our growth in 2014 reflects management’s efforts over several years. Our success today reflects our goal to be an agent-friendly carrier that provides exceptional service. We have invested in our agent relationships and our staff, created easy-to-use systems for the agent, and increased our relevance to the agents’ operations by providing insurance products that meet their market needs.

Our homeowner business contributed $126.6 million or 95.0% of the increased gross written premiums during the year ended December 31, 2014. This increase was the result of:

•	policyholders continuing to renew their FNIC homeowners’ policy,

•	a “flight to quality” in the market by agents who seek quality carriers to place their business, and

•	supporting a marketing team dedicated to promoting the quality and quantity of products and services that we offer.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2014, approximately 88% of our policyholders renewed their Florida homeowner policies. We believe that high retention rate reflects the confidence that the policyholder and his agent have in our financial stability and strength and in our commitment to adjusting claims quickly and fairly.

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

Except as described below, we believe that in 2014 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-K with the Audit Committee of our Board of Directors.

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

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2014. The analysis relies primarily on four actuarial methods: Incurred Loss and DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2014). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

We trended these severities to accident year 2014 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2014.

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

Interim – During 2014 our interim approach was very similar to the annual process noted above.

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

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2014 premised on future emergence inconsistent with historical loss reserve development patterns.

The table below distinguishes total loss reserves between IBNR, as discussed above, and case estimates for specific claims as established by routine claims management.

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2014	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$12,095	$2,127	$14,222	$41,425	$9,815	$45,832
Commercial General Liability	4,438	1,208	5,646	12,669	-	18,315
Automobile	3,404	258	3,662	706	2,719	1,649

Total	$19,937	$3,593	$23,530	$54,800	$12,534	$65,796

Reserves for unpaid loss and LAE net of reinsurance recoverable as of December 31, 2013	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (Including LAE)	Reinsurance Recoverable on Unpaid Loss and Loss Expenses	Net Reserves
	(Dollars in Thousands)

Homeowners'	$10,106	$1,292	$11,398	$23,749	$25	$35,122
Commercial General Liability	2,404	1,099	3,503	13,366	-	16,869
Automobile	5,037	3,211	8,248	752	2,717	6,283

Total	$17,547	$5,602	$23,149	$37,867	$2,742	$58,274

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

	Years Ended December 31,
	2014		2013
Change in loss and LAE reserves, net of reinsurance	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)	Adjusted loss and LAE reserves, net of reinsurance	Percentage change in equity (1)
	(Dollars in Thousands)
-10.0%	59,217	2.2%	52,447	3.6%
-7.5%	60,861	1.7%	53,903	2.7%
-5.0%	62,506	1.1%	55,360	1.8%
-2.5%	64,151	0.6%	56,817	0.9%
Base	65,796	-	58,274	-
2.5%	67,441	-0.6%	59,731	-0.9%
5.0%	69,086	-1.1%	61,188	-1.8%
7.5%	70,731	-1.7%	62,645	-2.7%
10.0%	72,376	-2.2%	64,101	-3.6%

(1)	Net of tax

For the year ended December 31, 2014, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $61.7 million to a high of $72.2 million, with a best estimate of $66.2 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $68.2 million, and on a GAAP consolidated basis at $61.0 million which when netted with our $2.7 million reinsurance recoverable totals $58.3 million. The Company’s statutory point estimate for its reserves as of December 31, 2014 is 3.0% above our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION
As of December 31, 2014 Compared with December 31, 2013

Total Investments

Total investments increased $110.1 million, or 49.9%, to $330.8 million as of December 31, 2014, compared with $220.7 million as of December 31, 2013. This increase reflected the $133.8 million increase in gross premiums written compared with 2013 and the $43.4 million in net proceeds from the Company’s August 2014 offering. The excess cash was invested primarily in the bond portfolio.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of December 31, 2014, compared with 97% as of December 31, 2013.

We did not hold any trading investment securities during 2014.

As of December 31, 2014 and 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% is in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

Below is a summary of net unrealized gains at December 31, 2014 and December 31, 2013 by category.

	Unrealized Gains (Losses)
	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$945	$(213)
Obligations of states and political subdivisions	886	180
Corporate	1,249	467
International	(1)	(33)
	3,079	401

Equity securities:
Common stocks	9,339	9,161

Total debt and equity securities	$12,418	$9,562

The net unrealized gain of $12.4 million is inclusive of $1.0 million of unrealized losses. The $1.0 million of unrealized losses is inclusive of $0.5 million unrealized losses from equity securities and $0.5 million unrealized losses from debt securities.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.5 million of unrealized losses from equity securities is from common stocks and mutual funds held in diverse industries as of December 31, 2014.  The Company evaluated the near-term prospects in relation to the severity and duration of the impairment.  Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

The $0.5 million of unrealized losses from debt securities is primarily related to Corporate obligations.  The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

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

During 2014 and 2013, in connection with the process, we have not charged any investment losses to operations. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses.

As of December 31, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, by type, our investments as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$62,323	18.84%	$27,209	12.33%
Obligations of states and political subdivisions	91,614	27.70%	52,064	23.59%
Corporate	119,024	35.99%	91,941	41.66%
International	11,138	3.37%	3,698	1.68%
	284,099	85.90%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,490	1.36%	4,630	2.10%
Corporate	2,681	0.81%	2,475	1.12%
International	246	0.07%	109	0.05%
	7,417	2.24%	7,214	3.27%
Total debt securities	291,516	88.14%	182,126	82.53%

Equity securities, at market:	39,247	11.86%	38,584	17.47%
Total investments	$330,763	100.00%	$220,710	100.00%

Debt securities are carried on the balance sheet at market. At December 31, 2014 and 2013, debt securities had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	December 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$40,119	13.76%	$24,904	13.67%
AA	125,385	43.01%	67,374	36.99%
A	67,818	23.26%	46,338	25.44%
BBB	58,172	19.96%	42,979	23.60%
Not rated	22	0.01%	531	0.30%
	$291,516	100.00%	$182,126	100.00%

The following table summarizes, by maturity, the debt securities as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$16,796	5.76%	$5,180	2.84%
One year to five years	174,260	59.78%	113,561	62.35%
Five years to 10 years	100,427	34.45%	62,511	34.32%
More than 10 years	33	0.01%	874	0.49%
Total debt securities	$291,516	100.00%	$182,126	100.00%

As December 31, 2014, the duration of the bond portfolio was approximately 3.7 years.

As of December 31, 2014 and December 31, 2013, we have classified $7.4 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During 2013 we reclassified $150,000 of our bond portfolio to available-for-sale from held-to-maturity.

Two reinsurers require FNIC to maintain securities with a fair market value of $4.9 million. As of December 31, 2014 and 2013, FNIC maintained fully funded trust agreements that totaled $4.9 million in favor of the reinsurers. In addition, as of December 31, 2014 and 2013, $1.0 million is held in a fully funded trust account in favor of another reinsurer under a prior program.

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, decreased $1.2 million, or 3.1%, to $40.2 million as of December 31, 2014, compared with $41.4 million as of December 31, 2013.

 Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $46.9 million, or 618.5%, to $54.5 million as of December 31, 2014, compared with $7.6 million as of December 31, 2013 as the result of the increase in ceded unearned premiums on the Property 30% Quota Share reinsurance agreement effective July 1, 2014, in addition to the amortization of our payment patterns. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $4.8 million, or 21.5%, to $27.2 million as of December 31, 2014, compared with $22.4 million as of December 31, 2013.

Our homeowners’ insurance premiums receivable increased $3.0 million, or 15.0%, to $22.4 million as of December 31, 2014, compared with $19.4 million as of December 31, 2013, resulting from the increase to gross premiums written during 2014 compared with 2013.

Our commercial general liability insurance premiums receivable decreased $0.1 million, or 29.8%, to $0.2 million as of December 31, 2014, compared with $0.3 million as of December 31, 2013.

Premiums receivable in connection with our automobile line of business increased $2.0 million, or 72.0%, to $4.8 million as of December 31, 2014, compared with $2.8 million as of December 31, 2013.

Our allowance for credit losses remained unchanged at $0.1 million as of December 31, 2014, compared with $0.1 million as of December 31, 2013.

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands)

Allowance for credit losses at beginning of year	$143	$69
Additions charged to bad debt expense	45	250
Write-downs charged against the allowance	(40)	(176)
Allowance for credit losses at end of year	$148	$143

Reinsurance Recoverable, Net

Reinsurance recoverable, net, increased $9.8 million, or 358.5%, to $12.5 million as of December 31, 2014, compared with $2.7 million as of December 31, 2013. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims and to the Property 30% Quota Share agreement effective July 1, 2014. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

DPAC

DPAC decreased $3.1 million, or 18.5%, to $13.6 million as of December 31, 2014, compared with $16.7 million as of December 31, 2013. The change reflects in part the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium, which during the twelve months ended December 31, 2014 total approximately $9.3 million. The $9.3 million increase was offset by a $12.4 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014. An analysis of deferred acquisition costs follows.

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands)

Balance, beginning of year	$16,708	$8,479
Acquisition costs deferred	24,377	29,676
Amortization expense during year	(27,475)	(21,447)
Balance, end of year	$13,610	$16,708

Deferred Income Taxes, Net

Deferred income taxes, net, converted to a $1.3 million liability as of December 31, 2014, compared with a $1.0 million asset as of December 31, 2013.

Deferred income taxes, net, is comprised of approximately $9.7 million and $11.0 million of deferred tax assets, net of approximately $11.0 million and $10.0 million of deferred tax liabilities as of December 31, 2014 and December 31, 2013.

The change to deferred income taxes, net is primarily due to the decrease in the reserve for claims settlements and increase in unrealized gain on investment securities as illustrated in the following table.

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,239	$1,157
Unearned premiums	7,812	6,864
Discount on advance premiums	-	243
Allowance for credit losses	63	59
Allowance for impairments	20	21
Depreciation & amortization	13	149
Reserve for claims settlements	12	1,844
NOL Carryforward	-	73
Deferred revenue	36	-
Flow-through income or loss	-	4
Stock option expense per ASC 718	545	550
Total deferred tax assets	9,740	10,964

Deferred tax liabilities:
Deferred acquisition costs, net	(6,199)	(6,287)
Flow-through income or loss	(9)	-
Dividends Collected vs. Earned	(12)	(6)
Regulatory assessments	(69)	(67)
Unrealized Gain on investment securities	(4,792)	(3,598)
Total deferred tax liabilities	(11,081)	(9,958)
Net deferred tax (liability) asset	$(1,341)	$1,006

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes Receivable

Income taxes receivable totaled $1.8 million as of December 31, 2014, compared with income taxes payable of $2.4 million as of December 31, 2013. The change is due to estimated tax payments made in excess of the related accrued liability.

Property, Plant and Equipment, net

Property, plant and equipment, net increased $0.8 million, or 88.3%, to $1.7 million as of December 31, 2014, compared with $0.9 million as of December 31, 2013. The change is due primarily to investments in information technology.

Other Assets

Other assets increased $4.0 million, or 126.4%, to $7.2 million as of December 31, 2014, compared with $3.2 million as of December 31, 2013. Major components of other assets are shown in the following table; the accrued interest income receivable is primarily investment related.

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)

Accrued interest income receivable	$2,601	$1,684
Commission receivable	2,077	-
Deposits	281	327
Prepaid expenses	1,496	812
Other	746	371
Total	$7,231	$3,194

Contingent Quota-Share Profit Sharing

Contingent quota-share profit sharing totaled $14.0 million as of December 31, 2014, compared with nothing as of December 31, 2013. The $14.0 million is our current estimated profit-sharing benefit associated with our Property 30% Quota Share agreement effective July 1, 2014. The provisions of this program allow for profit-sharing up to approximately $32.0 million at the end of the two-year contract term. The ultimate benefit is based upon the occurrence of future catastrophic events and predefined non-catastrophic loss ratios.

Unpaid Losses and LAE

Unpaid losses and LAE increased $17.3 million, or 28.4%, to $78.3 million as of December 31, 2014, compared with $61.0 million as of December 31, 2013, in conjunction with the increase to net premiums earned during 2014 compared with 2013. The $17.3 million increase was net of a $2.1 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014. The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$14,223	$35,192	$49,415	$11,399	$19,623	$31,022
Commercial General Liability	5,646	12,505	18,151	3,503	13,231	16,734
Automobile	3,672	7,092	10,764	8,259	5,001	13,260
Total	$23,541	$54,789	$78,330	$23,161	$37,855	$61,016

Please see “Liability for Unpaid Losses and LAE” under “Item 1. Business” for a discussion of the factors that affect unpaid losses and LAE.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unearned Premium

Unearned premiums increased $64.1 million, or 49.9%, to $192.4 million as of December 31, 2014, compared with $128.3 million as of December 31, 2013. The change was due to a $61.3 million increase in unearned homeowners’ insurance premiums, a $0.8 million increase in unearned flood insurance premiums, a $1.2 million increase in unearned commercial general liability premiums and a $0.8 million increase in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. The $64.1 million total increase and the $61.3 million homeowners’ increase were net of a $38.5 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.6 million, or 92.6%, to $7.4 million as of December 31, 2014, compared with $3.8 million as of December 31, 2013. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Income Taxes Payable

Income taxes payable converted to income taxes receivable of $1.8 million as of December 31, 2014, compared with income taxes payable of $2.4 million as of December 31, 2013. The change is due to estimated tax payments made in excess of the related accrued liability.

Deferred Income Taxes, Net

Deferred income taxes, net, converted to a $1.3 million liability as of December 31, 2014, compared with a $1.0 million asset as of December 31, 2013.

Deferred income taxes, net, is comprised of approximately $9.7 million and $11.0 million of deferred tax assets, net of approximately $11.0 million and $10.0 million of deferred tax liabilities as of December 31, 2014 and December 31, 2013.

 The change to deferred income taxes, net is primarily due to the decrease in the reserve for claims settlements and increase in unrealized gain on investment securities as illustrated in the following table.

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,239	$1,157
Unearned premiums	7,812	6,864
Discount on advance premiums	-	243
Allowance for credit losses	63	59
Allowance for impairments	20	21
Depreciation & amortization	13	149
Reserve for claims settlements	12	1,844
NOL Carryforward	-	73
Deferred revenue	36	-
Flow-through income or loss	-	4
Stock option expense per ASC 718	545	550
Total deferred tax assets	9,740	10,964

Deferred tax liabilities:
Deferred acquisition costs, net	(6,199)	(6,287)
Flow-through income or loss	(9)	-
Dividends Collected vs. Earned	(12)	(6)
Regulatory assessments	(69)	(67)
Unrealized Gain on investment securities	(4,792)	(3,598)
Total deferred tax liabilities	(11,081)	(9,958)
Net deferred tax (liability) asset	$(1,341)	$1,006

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Claims Payments Outstanding

Claims payments outstanding increased $4.0 million, or 63.7%, to $10.2 million as of December 31, 2014, compared with $6.2 million as of December 31, 2013. The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank. Generally, the increase in claims payments outstanding directly relates to the increase in claims payments which directly relates to the increase in written premium.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $4.5 million, or 69.5%, to $11.0 million as of December 31, 2014, compared with $6.5 million as of December 31, 2013. The $4.5 million change includes increases of $1.8 million for premium taxes, $0.9 million for commissions, $0.9 million for vendor accruals, $0.4 million for the remittance of recouped assessments, $0.3 million for the Homeowners Louisiana assessment and $0.2 million for dividends.

Deferred Quota-Share Profit Sharing

Deferred quota-share profit sharing totaled $10.5 million as of December 31, 2014, compared with nothing as of December 31, 2013, and relates to the quota-share program. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program.

RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Effective January 26, 2011, FNIC merged with and into American Vehicle, and the resulting entity changed its name to “Federated National Insurance Company”.

Gross Premiums Written

Gross premiums written increased $133.8 million, or 55.0%, to $377.2 million for 2014, compared with $243.4 million for 2013. The following table denotes gross premiums written by major product line. The increase in gross premiums written during 2014 is primarily due to the increase in the sale of homeowners’ policies. During 2014, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Years Ended December 31,
	2014		2013
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$344,939	91.46%	$218,349	89.72%
Commercial General Liability	12,432	3.30%	10,362	4.26%
Federal Flood	7,408	1.96%	6,213	2.55%
Automobile	12,377	3.28%	8,449	3.47%
Gross written premiums	$377,156	100.00%	$243,373	100.00%

The increase in the sale of homeowners’ policies by $126.6 million, or 58.0%, to $344.9 million in 2014, compared with $218.3 million in 2013, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of December 31, 2014, 76.4% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $336.7 million (a 50.1% reduction of in-force premium), while 80.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $216.8 million, (a 50.1% reduction of in-force premium), as of December 31, 2013.

During 2014, $39.6 million or 11.0% of the $344.9 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $39.6 million of homeowners’ premiums produced under this agreement with ISA represents 31.0% of the total increase in the sale of homeowners’ policies during 2014, compared with 2013. This network of agents began writing for FNIC in March 2013.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2014 and 2013, the change to the cumulative wind mitigation credits afforded our policyholders totaled $119.9 million and $155.7 million, respectively.

These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.1% of the pre-credit premium, or $336.7 million, as of December 31, 2014, as compared with 50.1% of the pre-credit premium, or $216.8 million, as of December 31, 2013.

Our in-force homeowners’ policies increased by approximately 66,200, or approximately 56.8%, to approximately 182,600 as of December 31, 2014, as compared with approximately 116,400 as of December 31, 2013.

Premium rates charged to our homeowner insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive nor inadequate). Premium rates are regulated and approved by the Florida OIR. In 2014 our voluntary program rate study resulted in a rate decrease of 3% on our voluntary property book of homeowners’ business. In 2013 our voluntary program rate indications did not indicate the need for adjustment. In 2012 we were approved for a 4.8% and 0.9% rate increase on our voluntary property book of homeowners’ business.

Similarly, for the policies we assumed from Citizens Property Insurance Corporation (“Citizens”) in 2009, we received approval for a 14.8% increase in 2013 and a 14.1% rate increase in 2012.  There was no rate change in 2014. Our voluntary program was 99.0%, 97.7%, and 90.0% of the total homeowner program, for the years ending December 31, 2014, 2013 and 2012, respectively.

Our earnings can also be impacted by our ratings, such as the rating of FNIC by Demotech, Inc. (“Demotech”). FNIC’s rating as of December 31, 2014 was "A" ("Exceptional"). For more information regarding our rating and the impact of a change or withdrawal of our rating, please see “Business-Regulation-Industry Rating Services.”

The Company’s sale of commercial general liability policies increased by $2.0 million to $12.4 million for 2014, compared with $10.4 million for 2013. The primary factor for this increase has been renewal retention combined with new business growth.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Years Ended December 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Florida	$11,401	91.71%	$9,572	92.37%
Louisiana	98	0.79%	150	1.45%
Texas	756	6.08%	547	5.28%
Other	177	1.42%	93	0.90%
Total	$12,432	100.00%	$10,362	100.00%

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of auto insurance policies increased by $4.0 million to $12.4 million for 2014, compared with $8.4 million for 2013. The primary factor for this increase was due to the new Texas private passenger automobile business for which 2013 was the first full year of operations.

Gross Premiums Ceded

Gross premiums ceded increased to $202.0 million for 2014, compared with $82.7 million for 2013. Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $184.8 million, $0.5 million, $7.4 million and $9.3 million for 2014. Gross premiums ceded relating to our homeowners’ includes $73.0 million associated with our Property 30% Quota Share agreement effective July 1, 2014 and was also impacted by an additional 165.0% of reinsurance coverage purchased for the 2014-2015 season as compared with the 2013-2014 season.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross premiums ceded relating to our homeowners’, commercial general liability, write-your-own flood and automobile programs totaled $69.7 million, $0.5 million, $6.2 million and $6.3 million for 2013.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $59.8 million in 2014, compared with $13.1 million in 2013. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $64.1 million for 2014, compared with $69.3 million in 2013. The $64.1 million charge to written premium was due to a $61.3 million increase in unearned homeowners’ insurance premiums, a $0.8 million increase in unearned flood premiums, a $1.2 million increase in unearned commercial general liability premiums and a $0.8 million increase in unearned automobile insurance premiums during 2014. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above. The $64.1 million total increase and the $61.3 million homeowners’ increase were net of a $38.5 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Net Premiums Earned

Net premiums earned increased $66.5 million, or 63.7%, to $170.9 million for 2014, compared with $104.4 million for 2013. The following table denotes net premiums earned by product line.

	Years Ended December 31,
	2014		2013
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$157,225	92.00%	$92,793	88.89%
Commercial General Liability	10,769	6.30%	9,432	9.04%
Automobile	2,911	1.70%	2,156	2.07%
Net premiums earned	$170,905	100.00%	$104,381	100.00%

The $64.4 million increase in homeowners’ net premiums earned is due to a $126.6 million increase in gross written premium as discussed, a $115.0 million increase in gross premiums ceded and a $52.9 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $66.5 million total increase and the $64.4 million homeowners’ increase were net of a $34.6 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

The $1.3 million increase in commercial general liability net premiums earned is a result of a $2.1 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.7 million increase in the net change to unearned premium.

The $0.8 million increase in automobile net premiums earned is a result of a $3.9 million increase in gross written premium as discussed, a $3.0 million increase in gross premiums ceded and a $0.2 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $1.9 million, or 70.7%, to $4.5 million for 2014, compared with $2.6 million for 2013. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link, Inc. (“Insure-Link”).

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finance Revenue

Finance revenue increased $0.6 million, or 69.2%, to $1.5 million 2014, compared with $0.9 million for 2013. The primary source of finance revenue is service fees and interest income from our direct billing program, in which we allow our insureds to pay premiums over a stated number of months.

Direct Written Policy Fees

Direct written policy fees increased $2.5 million, or 40.2%, to $8.7 million for 2014, compared with $6.2 million for 2013. The change is attributed to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $2.1 million, or 61.6%, to $5.4 million for 2014, compared with $3.3 million for 2013.

Our investment yield, net of and including investment expenses, excluding equities and including cash, was 2.7% and 3.0%, respectively, for 2014. Our investment yield, net of and including investment expenses, excluding equities and including cash, was 2.1% and 2.3%, respectively, for 2013.

Our investment yield, net of and including investment expenses measured against debt securities, excluding equities and cash, was 2.8% and 3.2%, respectively, for 2014. Our investment yield, net of and including investment expenses measured against debt securities, excluding equities and cash, was 2.4% and 2.7%, respectively, for 2013. The 2013 investment yields have been recalculated in conformity with the 2014 computations, which are on a taxable equivalent basis and more adequately distinguish between taxable and non-taxable income. Our lower investment yield in 2013 primarily resulted from selling higher yielding and longer duration bonds and purchasing shorter duration and lower yielding bonds to protect our bond portfolio against principal erosion, and our average cash holdings were much higher in 2013.

See also “Analysis of Financial Condition As of December 31, 2014 Compared with December 31, 2013 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains were $4.4 million for 2014, compared with $2.9 million for 2013. Specifically, net realized gains for equity securities were $3.8 million for 2014, compared with of $2.9 million for 2013. For debt securities, net realized gains were $0.7 million for 2014, compared with $0.7 million for 2013. Our managers are authorized to sell securities at their discretion. During 2014, our equity managers took advantage of prevailing market opportunities and sold equities to lock in gains.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During 2014 and 2013, pursuant to guidelines prescribed in FASB issued guidance, we have not charged to operations any investment losses. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses. In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as S&P and Moody’s, as well as information released via the general media channels.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below depicts the net realized investment gains by investment category during 2014 and 2013.

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands)
Realized gains:
Debt securities	$725	$1,690
Equity securities	4,489	2,858
Total realized gains	5,214	4,548

Realized losses:
Debt securities	(147)	(1,001)
Equity securities	(641)	(666)
Total realized losses	(788)	(1,667)
Net realized gains on investments	$4,426	$2,881

Other Income

Other income increased $1.1 million, or 75.1%, to $2.5 million for 2014, compared with $1.4 million for 2013. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing, Net

Quota-share profit sharing, net totaled $2.8 million for 2014, compared with nothing for 2013. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurrence of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

The $2.8 million, net total includes a $3.5 million benefit associated with our Property 30% Quota Share agreement effective July 1, 2014 and a $0.7 charge associated with our profit sharing agreement with SageSure.

Favorable adjustments to the deferred quota-share profit sharing total will increase the amount we recognize over the remaining life of the program. Unfavorable adjustments to the deferred quota-share profit sharing total will decrease the amount we recognize over the remaining life of the program and could result in a current period charge to operations for some or all of the previously recognized profit sharing.

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

Losses and LAE increased by $24.6 million, or 43.7%, to $81.0 million for 2014, compared with $56.4 million for 2013. The overall change includes a $17.3 million increase in our homeowners’ program, a $7.1 million increase in our commercial general liability program and a $0.2 million increase in connection with our automobile program.

The $24.6 million total increase and the $17.3 million homeowners’ increase were net of a $7.7 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

The increase to losses and LAE for 2014, compared with 2013, also reflects the additional reserves we added in response to the substantial increase in the number of policies we wrote during 2014. The increase to losses and LAE was more than offset by the increase to net premiums earned during this same period.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The composition of unpaid losses and LAE by product line is as follows.

	December 31, 2014			December 31, 2013
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$14,223	$35,192	$49,415	$11,399	$19,623	$31,022
Commercial General Liability	5,646	12,505	18,151	3,503	13,231	16,734
Automobile	3,672	7,092	10,764	8,259	5,001	13,260
Total	$23,541	$54,789	$78,330	$23,161	$37,855	$61,016

Please see “Liability for Unpaid Losses and LAE” under “Item 1 Business” for a further discussion of the factors that affect unpaid losses and LAE.

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $17.3 million during 2014. This overall change includes a $18.4 million increase in reserves for our homeowners’ program, a $2.5 million decrease in reserves for our automobile program and a $1.4 million increase in reserves for our commercial general liability program.

Our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for 2014 was 47.4% compared with 54.0% for the same period in 2013. The decrease to our loss ratio is due to the $24.6 million increase in losses and LAE measured against the $66.5 million increase in net premium earned during 2014 as compared with the same period in 2013.

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2014	2013
Homeowners'	44.24%	56.27%
Commercial General Liability	70.75%	5.50%
Automobile	132.52%	170.79%
All lines	47.42%	54.04%

Operating and Underwriting Expenses

Operating and underwriting expenses increased $5.4 million, or 37.5%, to $19.9 million for 2014, compared with $14.5 million for 2013. The change is primarily due to a $1.6 million increase in premium tax, a $0.5 million increase in surveys and underwriting reports, a $0.4 million increase in actuarial fees, a $0.4 million increase in credit card fees and a $2.5 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $4.8 million, or 46.9%, to $15.0 million for 2014, compared with $10.2 million for 2013 and is primarily due to the increased number of employees which totaled 219 as of December 31, 2014, compared with 153 as of December 31, 2013. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $1.3 million during 2014, compared with approximately $0.4 million for 2013, for which the increased charge is primarily attributed to the higher fair market value per share at grant during 2014 compared with 2013.

Amortization of DPAC

Amortization of DPAC increased $6.1 million, or 28.1%, to $27.5 million for 2014, compared with $21.4 million for 2013, which corresponds to the increase in net premiums earned during this same period.  Amortization of DPAC consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The change to amortization of DPAC typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which for 2014 totaled approximately $18.4 million. The $18.4 million was offset by a $12.3 million benefit associated with our Property 30% Quota Share agreement effective July 1, 2014.

Provision for Income Tax Expense

The provision for income tax expense was $20.1 million for 2014, compared with $6.5 million for 2013. The effective rate for income taxes was 35.1% for 2014, compared with 33.8% for 2013.

Net Income

Net income increased $24.5 million, or 192.3%, to $37.2 million for 2014, compared with $12.7 million for 2013.

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

Similarly, for the policies we assumed from Citizens in 2009, we received approval for a 14.8% increase in 2013 and a 14.1% rate increase in 2012. In 2011 we received approval for a 13.9% increase. Our voluntary program was 97.7%, 90.0%, and 79.2% of the total homeowner program, for the years ending December 31, 2013, 2012, and 2011, respectively.

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

Our investment yield, net and of and including investment expenses, excluding equities and including cash, was 2.1% and 2.3%, respectively, for 2013. Our investment yield, net of and including investment expenses, excluding equities and including cash, was 2.5% and 2.8%, respectively, for 2012.

Our investment yield, net of and including investment expenses measured against debt securities, excluding equities and cash, was 2.4% and 2.7%, respectively, for 2013. Our investment yield, net of and including investment expenses measured against debt securities, excluding equities and cash, was 2.6% and 2.9%, respectively, for 2012.

The 2013 investment yields have been recalculated in conformity with the 2014 computations which are on a taxable equivalent basis and more adequately distinguish between taxable and non-taxable income. The 2012 investment yields have not been recalculated in conformity with the 2014 computations because the distinction between taxable and non-taxable income was immaterial.

The primary reason for our lower investment yield in 2013 pertained to selling higher yielding and longer duration bonds and purchasing shorter duration and lower yielding bonds to protect our bond portfolio against principal erosion.

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

The table below reflects the loss ratios by product line.

	Years Ended December 31,
	2013	2012
Homeowners'	56.27%	51.86%
Commercial General Liability	5.50%	32.86%
Automobile	170.79%	175.08%
All lines	54.04%	50.89%

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating and Underwriting Expenses

Operating and underwriting expenses increased $4.5 million, or 44.8%, to $14.5 million for 2013, compared with $10.0 million for 2012. The change is primarily due to a $2.5 million increase in premium tax expense, a $0.5 million increase in postage, a $0.9 million increase in surveys and underwriting reports and a $0.6 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $1.8 million, or 20.7%, to $10.2 million for 2013, compared with $8.4 million for 2012 and is primarily due to an increased number of employees. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $0.4 million during 2013, compared with approximately $0.3 million for 2012.

Amortization of DPAC

Amortization of DPAC increased $8.1 million, or 61.8%, to $21.4 million for 2013, compared with $13.3 million for 2012, which corresponds to the increase in net premiums earned during this same period.

 Amortization of DPAC, consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Provision for Income Tax Expense

The provision for income tax expense was $6.5 million for 2013, compared with $2.4 million for 2012. The effective rate for income taxes was 33.8% for 2013, compared with 36.1% for 2012.

Net Income

Net income increased $8.4 million, or 195.1%, to $12.7 million for 2013, compared with $4.3 million for 2012.

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2014 follows. The amounts represent estimates of gross undiscounted amounts payable over time.

	(Dollars in Thousands)
Contractual Obligations	Total	2015	2016	2017	2018	Thereafter
Unpaid Losses and LAE	$78,330	$46,497	$18,729	$8,616	$3,008	$1,480
Operating leases	3,378	698	712	726	740	502
Total	$81,708	$47,195	$19,441	$9,342	$3,748	$1,982

LIQUIDITY AND CAPITAL RESOURCES

In 2014, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, issuance of common stock, increased unpaid losses and LAE, increased accounts payable and accrued expenses, amortization of investment premium discount, net and increased claims payments outstanding. Additional sources of capital included increased premium deposits and customer credit balances, decreased policy acquisition costs, net of amortization, non-cash compensation, exercised stock options, decreased deferred income tax expense, net of other comprehensive income and a tax benefit related to non-cash compensation. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

 In 2014, 2013 and 2012, net cash provided by operating activities was $63.1 million, $79.7 million and $1.5 million, respectively.

In 2014, operations generated $140.9 million of gross cash flow, due to a $64.1 million increase in unearned premiums, a $17.3 million increase in unpaid losses and LAE, a $4.5 million increase in accounts payable and accrued expenses, $4.2 million of amortization of investment premium discount, net and a $4.0 million increase in claims payments outstanding. Additional sources of cash included a $3.5 million increase in premium deposits and customer credit balances, a $3.1 million decrease in policy acquisition costs, net of amortization, $1.7 million non-cash compensation, a $1.2 million decrease in deferred income tax expense, net of other comprehensive income and $0.1 million depreciation and amortization, all in conjunction with $37.2 million of net income.

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2014, operations used $77.7 million of gross cash flow primarily due to a $46.9 million increase in prepaid reinsurance premiums, a $9.8 million increase in reinsurance recoverable, net, a $4.9 million increase in premiums receivable, $4.4 million in net realized investment gains and a $4.0 million increase in other assets. Additional uses of cash included a $3.5 increase in contingent quota-share profit sharing, a $2.4 million decrease in income taxes payable and a $1.8 million increase in income taxes recoverable.

In 2014, net cash used by investing activities was $107.9 million. In 2013 and 2012, net cash used and provided by investing activities was $87.1 million and $4.3 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. In 2014, investing activities generated $87.2 million and used $195.1 million.

In 2014, net cash provided by financing activities was $43.5 million. In 2013 and 2012, net cash provided by financing activities was $27.7 million and less than $0.1 million, respectively.  In 2014, the sources of cash in connection with financing activities included $43.1 million from issuance of common stock, $1.6 million from exercised stock options and a $0.5 million tax benefit related to non-cash compensation. In 2014, the use of cash in connection with financing activities was $1.7 million of dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 55.0% increase in gross premiums written during 2014 as compared with 2013 and the 56.8% increase in the number of our in-force homeowners’ policies during 2014.

We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. FNIC’s statutory capital and surplus was $125.3 million and $76.9 million as of December 31, 2014 and 2013, respectively. FNIC’s statutory net income was $29.2 million, $3.6 million and $6.6 million for 2014, 2013 and 2012, respectively. FNIC’s statutory non-admitted assets were $0.1 million and nearly nothing as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, 2013, and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Year Ended December 31, 2014
	(Dollars in Thousands except EPS)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Net premiums earned	$44,004	$51,433	$34,518	$40,950
Other revenue	5,711	7,570	8,632	7,874
Total revenue	49,715	59,003	43,150	48,824

Expenses:
Losses and LAE	20,828	24,522	15,126	20,560
Other expenses	15,159	16,487	16,569	14,134
Total expenses	35,987	41,009	31,695	34,694

Income before provision for income tax expense	13,728	17,994	11,455	14,130
Provision for income tax expense	5,305	6,440	4,228	4,135

Net income	$8,423	$11,554	$7,227	$9,995

Basic net income per share	$0.77	$1.04	$0.57	$0.73

Fully diluted net income per share	$0.74	$1.01	$0.56	$0.72

Weighted average number of common shares outstanding	10,949	11,096	12,625	13,624

Weighted average number of common shares outstanding (assuming dilution)	11,317	11,481	12,956	13,930

Federated National Holding Company
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2013
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

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2014 and 2013, we had no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2014, approximately 88% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments as of December 31, 2014 that are sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2015	2016	2017	2018	2019	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$1,246	$2,714	$5,482	$5,880	$7,200	$26,878	$49,400	$50,489
Obligations of states and political subdivisions	5,640	9,540	18,700	10,635	12,305	24,685	81,505	91,614
Corporate securities	6,594	17,009	19,327	16,362	14,528	31,197	105,017	111,667
International securities	1,241	2,087	2,125	2,342	1,565	1,752	11,112	11,384
Collateralized mortgage obligations	1,795	3,679	3,819	1,885	5,494	8,173	24,845	26,362
Equity securities, at market	-	-	-	-	-	-	-	39,247
All investments	$16,516	$35,029	$49,453	$37,104	$41,092	$92,685	$271,879	$330,763

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.27%	1.61%	0.70%	1.19%	1.69%	2.36%	1.84%
Obligations of states and political subdivisions	4.49%	4.73%	4.64%	5.01%	5.04%	4.86%	4.82%
Corporate securities	4.38%	4.02%	3.50%	4.70%	4.96%	4.31%	4.27%
International securities	0.85%	2.15%	2.42%	2.89%	2.51%	3.91%	2.54%
Collateralized mortgage obligations	5.24%	5.56%	3.93%	3.46%	4.23%	3.93%	4.30%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.94%	4.08%	3.61%	4.06%	4.22%	3.85%	3.92%

Federated National Holding Company

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Federated National Holding Company and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Federated National Holding Company

We have audited the accompanying consolidated balance sheets of Federated National Holding Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. We also have audited Federated National Holdings Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federated National Holdings Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated National Holding Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Federated National Holdings Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Goldstein Schechter Koch
Fort Lauderdale, FL
March 16, 2015

Federated National Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	Period Ending
	December 31, 2014	December 31, 2013
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$284,099	$174,912
Debt maturities, held to maturity, at amortized cost	7,417	7,214
Equity securities, available for sale, at fair value	39,247	38,584

Total investments	330,763	220,710

Cash and short term investments	40,157	41,446
Prepaid reinsurance premiums	54,502	7,592
Premiums receivable, net of allowance for credit losses of $148 and $143, respectively	27,275	22,414
Reinsurance recoverable, net	12,534	2,742
Deferred policy acquisition costs	13,610	16,708
Deferred income taxes, net	-	1,006
Income taxes receivable	1,810	-
Property, plant and equipment, net	1,749	929
Other assets	7,231	3,194
Contingent quota-share profit sharing	14,000	-

Total assets	$503,631	$316,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$78,330	$61,016
Unearned premiums	192,424	128,343
Premiums deposits and customer credit balances	7,381	3,833
Claims payments outstanding	10,152	6,203
Income taxes payable	-	2,379
Deferred income taxes, net	1,341	-
Accounts payable and accrued expenses	10,924	6,473
Deferred quota-share profit sharing	10,500	-

Total liabilities	311,052	208,247

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 13,632,414 and 10,901,716, respectively	136	109
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	127,302	80,525
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	7,718	5,964
Total accumulated other comprehensive income	7,718	5,964
Retained earnings	57,423	21,896
Total shareholders' equity	192,579	108,494
Total liabilities and shareholders' equity	$503,631	$316,741

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in Thousands except EPS and Share and Dividend Data)
Revenue:
Gross premiums written	$377,156	$243,373	$119,459
Gross premiums ceded	(201,998)	(82,708)	(51,085)

Net premiums written	175,158	160,665	68,374

Increase in prepaid reinsurance premiums	59,828	13,052	2,059
Increase in unearned premiums	(64,081)	(69,336)	(11,074)

Net change in prepaid reinsurance premiums and unearned premiums	(4,253)	(56,284)	(9,015)

Net premiums earned	170,905	104,381	59,359
Commission income	4,517	2,646	1,377
Finance revenue	1,466	866	496
Direct written policy fees	8,689	6,196	2,007
Net investment income	5,385	3,332	3,819
Net realized investment gains	4,426	2,881	1,072
Other income	2,512	1,435	517
Quota-share profit sharing, net	2,792	-	-

Total revenue	200,692	121,737	68,647

Expenses:
Losses and LAE	81,036	56,410	30,209
Operating and underwriting expenses	19,906	14,474	9,996
Salaries and wages	14,968	10,188	8,439
Amortization of deferred policy acquisition costs	27,475	21,447	13,255

Total expenses	143,385	102,519	61,899

Income before provision for income tax expense	57,307	19,218	6,748
Provision for income tax expense	20,108	6,491	2,435

Net income	$37,199	$12,727	$4,313

Net income per share - basic	$3.08	$1.50	$0.53

Net income per share - diluted	$2.99	$1.45	$0.53

Weighted average number of common shares outstanding - basic	12,082,269	8,505,967	7,951,906

Weighted average number of common shares outstanding - diluted	12,438,418	8,772,060	8,016,110

Dividends paid per share	$0.13	$0.11	$0.02

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

Net income	$37,199	$12,727	$4,313

Change in net unrealized gains on investments available for sale	2,856	3,041	5,114

Comprehensive income before tax	40,055	15,768	9,427

Income tax expense related to items of other comprehensive income	(1,102)	(1,144)	(1,924)

Comprehensive income	$38,953	$14,624	$7,503

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	(Dollars in Thousands)

Balance as of December 31, 2011		79	50,940	877	6,248	58,144

Net income	$4,313				4,313	4,313
Cash dividends					(159)	(159)
Treasury stock acquired						-
Stock options exercised		1	128			129
Shares based compensation			288			288
Net unrealized change in investments, net of tax effect of ($1,924)	3,190			3,190		3,190
Comprehensive income	$7,503

Balance as of December 31, 2012		80	51,356	4,067	10,402	65,905

Net income	$12,727				12,727	12,727
Cash dividends					(1,233)	(1,233)
Stock issued for capital raised		28	27,851			27,879
Treasury stock acquired						-
Stock options exercised		1	857			858
Shares based compensation			461			461
Net unrealized change in investments, net of tax effect of ($1,144)	1,897			1,897		1,897
Comprehensive income	$14,624

Balance as of December 31, 2013		109	80,525	5,964	21,896	108,494

Net income	$37,199				37,199	37,199
Cash dividends					(1,672)	(1,672)
Stock issued for capital raised		23	43,086			43,109
Treasury stock acquired						-
Stock options exercised		4	1,551			1,555
Shares based compensation			2,140			2,140
Net unrealized change in investments, net of tax effect of ($1,102)	1,754			1,754		1,754
Comprehensive income	$38,953

Balance as of December 31, 2014		$136	$127,302	$7,718	$57,423	$192,579

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$37,199	$12,727	$4,313
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	4,165	1,761	1,356
Depreciation and amortization of property plant and equipment, net	149	263	195
Net realized investment gains	(4,426)	(2,881)	(1,072)
Non-cash impairment recognition	-	-	(44)
Recovery for credit losses, net	-	-	(12)
(Recovery) provision for uncollectible premiums receivable	(5)	(74)	5
Non-cash compensation	1,660	293	188
Changes in operating assets and liabilities:
Premiums receivable	(4,855)	(14,317)	(2,412)
Prepaid reinsurance premiums	(46,911)	(546)	1,293
Reinsurance recoverable, net	(9,793)	761	(1,415)
Income taxes recoverable	(1,810)	39	(39)
Deferred income tax expense, net of other comprehensive income	1,245	2,188	2,350
Policy acquisition costs, net of amortization	3,098	(8,229)	(761)
Other assets	(4,037)	(536)	(552)
Contingent quota-share profit sharing	(3,500)	-	-
Unpaid losses and LAE	17,315	11,108	(10,075)
Unearned premiums	64,081	69,336	11,074
Premium deposits and customer credit balances	3,548	1,376	(347)
Income taxes payable	(2,379)	2,379	(77)
Claims payments outstanding	3,949	216	(1,942)
Accounts payable and accrued expenses	4,451	3,849	(486)
Net cash provided by operating activities	63,144	79,713	1,540
Cash flow (used) provided by investing activities:
Proceeds from sale of investment securities	87,151	106,173	90,449
Purchases of investment securities available for sale	(194,087)	(192,627)	(86,203)
Purchases of property and equipment	(969)	(629)	83
Net cash (used) provided by investing activities	(107,905)	(87,083)	4,329
Cash flow provided by financing activities:
Exercised stock options	$1,555	$858	$128
Dividends paid	(1,672)	(1,232)	(159)
Issuance of common stock	43,110	27,879	-
Tax benefit related to non-cash compensation	479	168	100
Net cash provided by financing activities	43,472	27,673	69
Net (decrease) increase in cash and short term investments	(1,289)	20,303	5,938
Cash and short term investments at beginning of period	41,446	21,143	15,205
Cash and short term investments at end of period	$40,157	$41,446	$21,143

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	For the Years Ended December 31,
(continued)	2014	2013	2012
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$19,185	$1,870	$165
Non-cash investing and finance activities:
Accrued dividends payable	$564	$330	$159

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(1)  ORGANIZATION AND BUSINESS

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), formerly known as 21st Century Holding Company is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 23 years.

We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and various other lines of insurance in Florida and various other states. We market and distribute our own and third-party insurers’ products and our other services through a network of independent agents.

Our insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,600 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines and personal and commercial automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia and Texas and underwrites commercial general liability insurance in those states. FNIC also underwrites homeowners’ insurance in Louisiana and Alabama, commencing in October 2014. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Missouri, Nevada and South Carolina and can underwrite commercial general liability insurance in all of these states. Currently, we do not have any operations in these states. A non-admitted carrier, sometimes referred to as a “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

We internally process claims made by our insureds through our wholly owned claims adjusting company, Federated National Adjusting, Inc. (“FNA”). Our agents have no authority to settle claims or otherwise exercise control over the claims process. Furthermore, we believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced ultimate loss payments, lower Loss and loss adjustment expenses (“LAE”) and improved customer service for our claimants and policyholders. We also employ an in-house litigation management team to cost effectively manage claims-related litigation and to monitor our claims handling practices for efficiency and regulatory compliance.

During 2014, the Florida Office of Insurance Regulation (“Florida OIR”) approved an application to allow the claims administration operations of FNA to be assumed by FedNat Underwriters, Inc. (“FNU”), formerly known as Federated National Underwriters Inc., a wholly owned subsidiary of the Company. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services under the same fee structure. The combination of these services in FNU had no effect on consolidated net income.

FNU acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55  and a commission fee from its affiliate, FNIC, which totaled 4% during 2014. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The homeowner policy provides FNU the right to cancel any policy within a period of 90 days from the policy's inception with 25 days’ notice, or after 90 days from policy inception with 95 days’ notice, even if the risk falls within our underwriting criteria.

Although we are authorized to underwrite the various lines described above, our business is primarily underwriting homeowners’ policies. During 2014, 91.4%, 3.3%, 2.0% and 3.3% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively. During 2014, $39.6 million or 11.0% of the $344.9 million of homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNU products. The $39.6 million of homeowners’ premiums produced under this agreement with ISA represents 31.0% of the total increase in the sale of homeowners’ policies during 2014, compared with 2013. This network of agents began writing for FNIC in March 2013. During 2013, 89.6%, 4.3%, 2.6% and 3.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and personal automobile insurance, respectively.

During the years ended December 31, 2014, 2013 or 2012, we did not experience any weather-related catastrophic events such as the hurricanes that occurred in Florida during 2005 and 2004. We are not able to predict how hurricanes or other insurable events will affect our future results of operations and liquidity.  LAE is affected by a number of factors, many of which are partially or entirely beyond our control, including the following.

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

We previously entered into a Coexistence Agreement effective August 30, 2013 (the “Coexistence Agreement”) with Federated Mutual Insurance Company (“Federated Mutual”) pursuant to which, among other things, we may continue to use “Federated” until at least August 30, 2020, after which time we have agreed to either cease using “Federated” in commerce or otherwise adopt and use trade names that are not confusingly similar to Federated Mutual’s trademarks.  We continue to develop our brand under the “FedNat” name, which is the name by which agents generally know us.

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

(b)   INVESTMENTS

Our investment securities have been classified as either available-for-sale or held-to-maturity in response to our liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Investments designated as held-to-maturity are stated at amortized cost on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

A decline in the fair value of an available-for-sale security below cost that is deemed other-than-temporary results in a charge to income, resulting in the establishment of a new cost basis for the security.  Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as an adjustment to yield using a method that approximates the effective interest method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

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
December 31, 2014

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

(j)   POLICY FEES

Policy fees range from $25 to $55 and represent a non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy. The fees and related costs are recognized when the policy is underwritten.  These fees are netted against underwriting costs and are included as a component of deferred acquisition costs.

(k)  REINSURANCE

We recognize the income and expense on reinsurance contracts principally on a pro-rata basis over the term of the reinsurance contracts or until the reinsurers maximum liability is exhausted, whichever comes first. We are reinsured under separate reinsurance agreements for the different lines of business underwritten. Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We only cede risks to reinsurers whom we believe to be financially sound. At December 31, 2014, all reinsurance recoverables are considered current and deemed collectable.

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

 (m) CONCENTRATION OF CREDIT RISK

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55  and a commission fee from its affiliate, FNIC, which totaled 4% during 2014. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

(n)   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-12: Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period.  That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved.  The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Current U.S. Generally Accepted Accounting Principles (“GAAP”) does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a non-vesting condition that affects the grant-date fair value of an award.  The amendments in this ASU provide explicit guidance for those awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and, earlier adoption is permitted.  The adoption of the amendments in this ASU will not have a material impact on our financial position, results of operations or cash flows.

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
December 31, 2014

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
December 31, 2014

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

Risks Related to Our Business

•	Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

•	Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

•	We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

•	Our January 2011 Consent Order with the Florida OIR, as amended in February 2013, limits our business in certain respects and may prevent us from growing our business.

•	If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

•	We may require additional capital in the future which may not be available or only available on unfavorable terms.

•	Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

•	We may experience financial exposure from climate change.

•	Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

•	Our revenues and operating performance may fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

•	Our investment portfolio may suffer reduced returns or losses, which would significantly reduce our earnings.

•	We may experience a loss due to the concentration of credit risk.

•	The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

•	The effects of emerging claim and coverage issues on our business are uncertain.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

•	Our failure to pay claims accurately could adversely affect our business, financial results and capital requirements.

•	Our insurance company is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

•	Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

•	We may not obtain the necessary regulatory approvals to expand the types of insurance products we offer or the states in which we operate.

•	Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate insurance, which could limit or halt our growth and harm our business.

•	We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

•	Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our business partners or vendors.

•	We rely on our information technology and telecommunications systems, and the failure of these systems could disrupt our operations.

•	Nonstandard automobile insurance historically has a higher frequency of claims than standard automobile insurance, thereby increasing our potential for loss exposure beyond what we would be likely to experience if we offered only standard automobile insurance.

•	Florida's personal injury protection insurance statute contains provisions that favor claimants, causing us to experience a higher frequency of claims than might otherwise be the case if we operated only outside of Florida.

•	Our success depends on our ability to accurately price the risks we underwrite.

•	Current operating resources are necessary to develop future new insurance products.

•	Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

•	We may not obtain the necessary regulatory approvals to organize the new property and casualty insurer in Florida that is the subject of our previously announced joint venture.

•	Once Monarch is organized, we will be required to consolidate Monarch's financial results with ours. As a result, our financial results may be impacted by our percentage share of any losses that Monarch would be likely to experience in its first years of operations.

•	We anticipate that Monarch will initially focus on the Florida homeowners' insurance market, which will increase our exposure to the factors that impact the Florida insurance market generally, such as the occurrence of hurricanes, trends in claims experience, and the impact of changes in Florida insurance law and regulations.

•	Our participation in the Florida Property Insurance Clearinghouse may not result in an increase in our premium revenue.

•	Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

•	We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.

•	New homeowners’ insurance operations outside of the State of Florida may not be profitable.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

•	We face risks in connection with potential material weakness resulting from our Sarbanes-Oxley Section 404 management report and any related remedial measures that we undertake.

Risks Related to an Investment in Our Shares

•	Our stock price in recent years has been volatile and is likely to continue to be volatile. As a result, the market price of our common stock may drop below the price you pay, and you may not be able to resell your shares at a profit.

•	If we report a material weakness in our internal controls and procedures, we may lose investor confidence and remedial measures may be costly.

•	Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.

•	We have authorized but unissued preferred stock, which could affect rights of holders of common stock.

•	Provisions in our articles of incorporation and our bylaws, as amended, and the Florida Business Corporation Act could make it more difficult to acquire us and may reduce the market price of our common stock.

•	As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

•	Future sales of our common stock may depress our stock price.

(q)   FAIR VALUE

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on December 31, 2014 and 2013. Changes in interest rates subsequent to December 31, 2014 may affect the fair value of our investments. Refer to Footnote 21 of the Notes to Consolidated Financial Statements for details.

The carrying amounts for the following financial instrument categories approximate their fair values at December 31, 2014 and 2013 because of their short-term nature: cash and short term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, bank overdraft, accounts payable and accrued expenses.

(r)   STOCK OPTION PLANS

During the year ended December 31, 2014, the Company had three stock-based employee compensation plans, which are described later in Footnote 14, Stock Compensation Plans. Prior to January 1, 2006, we accounted for the plans under the recognition and measurement provisions of stock-based compensation using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) and related Interpretation, as permitted by FASB issued guidance. Under these provisions, no stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2014, 2013 and 2012 include:

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(s)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation on property, plant and equipment is calculated on a straight-line basis over the following estimated useful lives: building and improvements - 30 years, furniture and fixtures - 7 years and computer equipment – 5 years. We capitalize betterments and any other expenditure in excess of $1,000 if the asset is expected to have a useful life greater than one year.  The carrying value of property, plant and equipment is periodically reviewed based on the expected future undiscounted operating cash flows of the related item. Based upon our most recent analysis, we believe that no impairment of property, plant and equipment exists at December 31, 2014.

(t)    RECLASSIFICATIONS

The 2013 and 2012 financial statement amounts have not been reclassified to conform to the 2014 presentations.

(u)   GOODWILL AND INTANGIBLE ASSETS

At December 31, 2014, the Company purchased an intangible asset totaling $0.5 million. In accordance with FASB issued guidance, the accounting for the recognized intangible asset will be based on its useful life to the Company. The useful life of the intangible asset is the period over which it is expected to contribute directly or indirectly to the future cash flows of the Company. The intangible asset has a definite finite life of twelve months, and will be amortized accordingly during 2015.

(3)  INVESTMENTS

Total investments increased $110.1 million, or 49.9%, to $330.8 million as of December 31, 2014, compared with $220.7 million as of December 31, 2013. This increase reflected the $133.8 million increase in gross premiums written compared with 2013 and the $43.4 million in net proceeds from the Company’s August 2014 offering. The excess cash was invested primarily in the bond portfolio.

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

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of December 31, 2014, compared with 97% as of December 31, 2013.

We did not hold any trading investment securities during 2014.

As of December 31, 2014 and 2013, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2013, 83% of our debt portfolio was in diverse industries and 17% is in United States government bonds. As of December 31, 2013, approximately 91% of our equity holdings were in equities related to diverse industries and 9% were in mutual funds.

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
December 31, 2014

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During 2014 and 2013, in connection with the process, we have not charged any investment losses to operations. During 2012, in connection with the process, we have charged to operations $44,000 of investment losses.

As of December 31, 2014 and December 31, 2013, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of December 31, 2014 and December 31, 2013, we have classified $7.4 million and $7.2 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity. During 2013 we reclassified $150,000 of our bond portfolio to available-for-sale from held-to-maturity.

Two reinsurers require FNIC to maintain securities with a fair market value of $4.9 million. As of December 31, 2014 and 2013, FNIC maintained fully funded trust agreements that totaled $4.9 million in favor of the reinsurers. In addition, as of December 31, 2014 and 2013, $1.0 million is held in a fully funded trust account in favor of another reinsurer under a prior program.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(a)   DEBT AND EQUITY SECURITIES

The following table summarizes, by type, our investments as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$62,323	18.84%	$27,209	12.33%
Obligations of states and political subdivisions	91,614	27.70%	52,064	23.59%
Corporate	119,024	35.99%	91,941	41.66%
International	11,138	3.37%	3,698	1.68%
	284,099	85.90%	174,912	79.26%
Debt securities, at amortized cost:
United States government obligations and authorities	4,490	1.36%	4,630	2.10%
Corporate	2,681	0.81%	2,475	1.12%
International	246	0.07%	109	0.05%
	7,417	2.24%	7,214	3.27%
Total debt securities	291,516	88.14%	182,126	82.53%

Equity securities, at market:	39,247	11.86%	38,584	17.47%
Total investments	$330,763	100.00%	$220,710	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$725	$54,154	$1,690	$41,256
Equity securities	4,489	14,104	2,858	12,052
Total realized gains	5,214	68,258	4,548	53,308

Debt securities	(147)	$11,013	(1,001)	43,239
Equity securities	(641)	2,236	(666)	3,564
Total realized losses	(788)	13,249	(1,667)	46,803

Net realized gains on investments	$4,426	$81,507	$2,881	$100,111

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

A summary of the amortized cost, estimated fair value, gross unrealized gains and losses of debt and equity securities at December 31, 2014 and 2013 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
December 31, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$61,376	$1,022	$75	$62,323
Obligations of states and political subdivisions	90,728	956	70	91,614
Corporate	117,778	1,578	332	119,024
International	11,139	53	54	11,138
	$281,021	$3,609	$531	$284,099

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,490	$41	$225	$4,306
Corporate	2,681	31	5	2,707
International	246	1	1	246
	$7,417	$73	$231	$7,259

Equity securities - common stocks	$29,908	$9,836	$497	$39,247

December 31, 2013
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$27,422	$186	$399	$27,209
Obligations of states and political subdivisions	51,883	303	122	52,064
Corporate	91,475	1,233	767	91,941
International	3,731	5	38	3,698
	$174,511	$1,727	$1,326	$174,912

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,630	$32	$326	$4,336
Corporate	2,475	22	17	2,480
International	109	-	1	108
	$7,214	$54	$344	$6,924

Equity securities - common stocks	$29,423	$9,436	$275	$38,584

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The table below reflects our unrealized investment losses by investment class, aged for length of time in an unrealized loss position.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$75	$22	$53
Obligations of states and political subdivisions	70	66	4
Corporate	332	260	72
International	54	54	-
	531	402	129
Equity securities:
Common stocks	497	461	36

Total debt and equity securities	$1,028	$863	$165

Below is a summary of debt securities at December 31, 2014 and 2013 by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$16,777	$16,797	$5,161	$5,181
Due after one through five years	173,236	174,273	113,027	113,561
Due after five through ten years	98,404	100,259	62,656	62,220
Due after ten years	26	33	881	874

Total	$288,443	$291,362	$181,725	$181,836

United States Treasury notes with a book value of $61,465 and $2,208,588, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2014, as required by law for FNIC, and are included with other investments held until maturity.

United States Treasury notes with a book value of $62,490 and $2,193,814, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2013, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

Interest on debt securities	$4,775	$2,850	$3,380
Dividends on equity securities	553	478	436
Interest on cash and cash equivalents	57	4	3

Total investment income	$5,385	$3,332	$3,819

Net realized gains	$4,426	$2,881	$1,072

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities in 2014, 2013 and 2012 were approximately $87.2 million, $106.2 million and $90.4 million, respectively.

A summary of net realized investment gains follows.

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Net realized gains
Debt securities	$578	$689	$1,392
Equity securities	3,848	2,192	(320)

Total	$4,426	$2,881	$1,072

A summary of net unrealized investment gains follows.

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$3,078	$401
Equity securities	9,339	9,161

Total	$12,417	$9,562

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following.

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands)

Computer equipment	$4,770	$3,721
Furniture & fixtures	1,154	900
Property, plant and equipment, gross	5,924	4,621
Accumulated depreciation	(4,175)	(3,692)
Property, plant and equipment, net	$1,749	$929

Depreciation of property, plant, and equipment was $482,750, $263,334 and $195,078 during 2014, 2013 and 2012, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(5)  REINSURANCE

We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

The impact of the reinsurance treaties on the financial statements is as follows.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Premium written
Direct and Assumed	$377,156	$243,374	$119,459
Ceded	(201,998)	(82,709)	(51,085)
	$175,158	$160,665	$68,374
Premiums earned
Direct and Assumed	$313,075	$174,037	$109,312
Ceded	(142,170)	(69,656)	(49,953)
	$170,905	$104,381	$59,359
Losses and LAE incurred
Direct and Assumed	$103,710	$59,820	$33,329
Ceded	(22,674)	(3,410)	(3,120)
	$81,036	$56,410	$30,209

	As of December 31,
	2014	2013
	(Dollars in Thousands)
Unpaid losses and LAE, net
Direct and Assumed	$78,330	$61,015
Ceded	(12,534)	(2,742)

	$65,796	$58,273

Unearned premiums
Direct and Assumed	$192,424	$128,343
Ceded	(96,963)	(37,135)

	$95,461	$91,208

The Company holds collateral under related reinsurance agreements in the form of fully funded trust agreements totaling $4.9 million that can be drawn on for amounts that remain unpaid for more than 120 days.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(6)  UNPAID LOSSES AND LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	December 31, 2014	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Balance at January 1	$61,016	$49,908	$59,983
Less reinsurance recoverables	(2,742)	(3,503)	(2,088)
Net balance at January 1	$58,274	$46,405	$57,895

Incurred related to
Current year	$79,932	$56,209	$31,636
Prior years	1,104	201	(1,427)
Total incurred	$81,036	$56,410	$30,209

Paid related to
Current year	$42,391	$22,695	$15,892
Prior years	31,123	21,846	25,807
Total paid	$73,514	$44,541	$41,699

Net balance at period end	$65,796	$58,274	$46,405
Plus reinsurance recoverables	12,534	2,742	3,503
Balance as of period end	$78,330	$61,016	$49,908

Based upon consultations with our independent actuarial consultants and their statement of opinion on losses and LAE, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses which may arise from incidents reported.

As shown above, and as a result of review of liability for losses and LAE, which includes a re-evaluation of the adequacy of reserve levels for prior year’s claims, we increased the liability for losses and LAE for claims occurring in prior years by $1.1 million and $0.2 million for the years ended December 31, 2014 and 2013 and decreased the liability for losses and LAE for claims occurring in prior years by $1.4 million for the year ended December 31, 2012.

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

For the year ended December 31, 2014, our actuarial firm determined range of statutory loss and LAE reserves on a net basis range from a low of $61.7 million to a high of $72.3 million, with a best estimate of $66.2 million. The Company’s net loss and LAE reserves are carried on a statutory basis at $68.2 million, and on a GAAP consolidated basis at $78.3 million which when netted with our $12.5 million reinsurance recoverable totals $65.8 million. The Company’s statutory point estimate for its reserves as of December 31, 2014 is 3.0% above our actuary’s best estimate, which reflects management’s current analysis of the status and expected timing of our anticipated claims, our analysis of expected weather patterns in the regions in which we sell policies, our re-focus of our business growth efforts to areas outside of South Florida, and other factors.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

Description of Ultimate Loss Estimation Methods

The estimated Ultimate Loss and Defense and Cost Containment Expense (“DCCE”) is based on an analysis by line of business, coverage and by accident quarter performed using data as of December 31, 2014. The analysis relies primarily on four actuarial methods: Incurred Loss and DCCE Development Method, Paid Loss and DCCE Development Method, Bornhuetter-Ferguson Incurred Method, and Bornhuetter-Ferguson Paid Method. Each method relies on company experience, and, where relevant, the analysis includes comparisons to industry experience. The following is a description of each of these methods:

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
December 31, 2014

Bornhuetter-Ferguson Paid Method – This method is similar to the Bornhuetter-Ferguson Incurred Method only paid loss & DCCE and paid patterns are substituted for the incurred loss & DCCE and incurred patterns.

We select an estimate of ultimate loss & DCCE for each accident quarter after considering the results of each projection method for the quarter and the relative maturity of the quarter (the time elapsed between the start of the quarter and December 31, 2014). Reserves for unpaid losses & DCCE for each quarter are the differences between these ultimate estimates and the amount already paid. The reserves for each quarter and each coverage are summed, and the result is the overall estimate of unpaid losses & DCCE liability for the company.

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

We trended these severities to accident year 2014 levels. Trend rates were selected based on a review of historical severities. Selected severity was chosen based on judgment considering the developed severities and the trended severities, considering industry benchmarks for each segment. The loss & ALAE, claim count and severity triangles are evaluated as of 12 months, 24 months, 36 months etc. We selected loss development factors based on the loss development history, to the extent credible, and supplemented with industry data where appropriate.

A key assumption underlying the estimation of the reserve for loss and LAE is that past experience serves as the most reliable estimator of future events. This assumption may materially affect the estimates when the insurance market, the regulatory environment, the legal environment, the economic environment, the book of business, the claims handling department, or other factors (known or unknown) have varied over time during the experience period and / or will vary (expectedly or unexpectedly) in the future. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made. Therefore, the ultimate liability for unpaid losses and LAE will likely differ from the amount recorded at December 31, 2014.

The following describes the extent of our procedures for determining the reserve for loss and LAE on both an annual and interim reporting basis:

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Annually - Our policy is to select a single point estimate that best reflects our in-house actuarial determination for unpaid losses and LAE. Our independent actuarial firm, examining the exact same data set, will independently select a point estimate which determines a high point and low point range. Both processes rely on objective and subjective determinations. If our point estimate falls within the range determined from the point estimate of our actuary’s opinion, then the Company’s policy has been that no adjustments by management would be required. In consideration thereof, the company does not have a policy for adjusting the liability for unpaid losses and LAE to an amount that is different than an amount set forth within the range determined by our independent actuary, although the reserve level ultimately determined by us may not be the mid-point of our independent actuary’s range. Further, there can be no assurances that our actual losses will be within our actuary’s range.  Our independent actuary’s report expressly states that the report is based on assumptions developed from its own analysis and based on information provided by management and that notwithstanding its analysis, there is a significant risk of material adverse deviation from its range.

Interim – During 2014 our interim approach was very similar to the annual process noted above.

A number of other actuarial assumptions are generally made in the review of reserves for each line of business.

For each line of business, expected ultimate loss ratios for each accident year are estimated based on loss reserve development patterns. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend and the effect of rate changes and other quantifiable factors on the loss ratio.

In practice there are factors that change over time; however, many (such as inflation) are intrinsically reflected in the historical development patterns, and others typically do not materially affect the estimate of the reserve for unpaid losses and LAE. Therefore, no specific adjustments have been incorporated for such contingencies projecting future development of losses and LAE. There are no key assumptions as of December 31, 2014 premised on future emergence inconsistent with historical loss reserve development patterns.

(7)   INCOME TAXES

A summary of the provision for income tax expense is as follows.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Federal
Current	$16,659	$4,289	$63
Deferred	1,059	1,393	2,052
Provision for Federal income tax expense	17,718	5,682	2,115
State
Current	2,204	-	-
Deferred	186	809	320
Provision for state income tax expense	2,390	809	320
Provision for income tax expense	$20,108	$6,491	$2,435

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before provision for income tax expense as follows).

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

Computed expected tax expense provision, at federal rate	$19,887	$6,535	$2,294
State tax, net of federal deduction expense	1,696	698	245
Tax-exempt interest	(312)	(31)	(26)
Dividend received deduction	(136)	(97)	(88)
Stock option expense	-	(34)	72
AMT Tax credit	-	-	(113)
True-up / Rate Change	(1,027)	(306)	-
Other	-	(274)	51
Provision for income tax expense	$20,108	$6,491	$2,435

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows.

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1,239	$1,157
Unearned premiums	7,812	6,864
Discount on advance premiums	-	243
Allowance for credit losses	63	59
Allowance for impairments	20	21
Depreciation & amortization	13	149
Reserve for claims settlements	12	1,844
NOL Carryforward	-	73
Deferred revenue	36	-
Flow-through income or loss	-	4
Stock option expense per ASC 718	545	550
Total deferred tax assets	9,740	10,964

Deferred tax liabilities:
Deferred acquisition costs, net	(6,199)	(6,287)
Flow-through income or loss	(9)	-
Dividends Collected vs. Earned	(12)	(6)
Regulatory assessments	(69)	(67)
Unrealized Gain on investment securities	(4,792)	(3,598)
Total deferred tax liabilities	(11,081)	(9,958)
Net deferred tax (liability) asset	$(1,341)	$1,006

The Company has adopted ASC 740-10-05, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  ASC 740 provides a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company’s policy is to classify interest and penalties related to unrecognized tax positions in income before income taxes.  As of December 31, 2014, 2013 and 2012, we have determined that no uncertain tax liabilities are required.

In September 2013, the Internal Revenue Service (“IRS”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations are effective for our tax year beginning January 1, 2014. The adoption of these regulations is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

The Company has recorded a net deferred tax liability and asset of $1.3 million and $1.0 million as of December 31, 2014 and 2013, respectively.  Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the ability to realize deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and as such no valuation allowance has been recorded against deferred tax assets.  Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record a valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2013 are open for review by the IRS and various state taxing authorities. The Company’s 2011 federal tax return was under review by the IRS and in 2014 the audit was closed with a no change report.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

During 2014, the Company recorded tax benefits of $0.9 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of the Company's income tax liability and an increase in equity. Additionally, in 2014 the Company recorded deferred tax liabilities of $1.0 million related to unrealized gains on investments as a decrease to equity.

(8)  REGULATORY REQUIREMENTS AND RESTRICTIONS

Consent Order

As of September 30, 2014, we had satisfied all applicable conditions of the Consent Order we entered into in January 2011 (the “Consent Order”) with the Florida OIR.  We entered into the Consent Order in connection with the merger of our one of our wholly owned insurance subsidiaries, American Vehicle into FNIC, with FNIC continuing the operations of both entities.  As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.  FNIC currently has no commercial multi-peril policy premium in-force and the current commercial habitation book of business is fully earned. The Consent Order required us to, among other things, limit the number of policies that we write in the Tri-County area and imposed certain other operational requirements on us, all of which we have complied with.

Other Regulatory Requirements and Restrictions

To retain our certificate of authority, the Florida Insurance Code (the "Code") requires FNIC to maintain capital and surplus equal to the greater of 10% of its’ liabilities or a statutory minimum capital and surplus as defined in the Code. FNIC is required to have a minimum capital surplus of $5.0 million.

At December 31, 2014, 2013 and 2012, FNIC’s statutory capital surplus was $125.3 million, $76.9 million and $52.1 million, respectively.

An insurance company is also required to adhere to prescribed premium-to-capital surplus ratios. As of December 31, 2014, 2013 and 2012, FNIC was in compliance with the prescribed premium-to-surplus ratio.

We had bonds with a carrying value of approximately $2.3 million pledged to the Florida OIR, as of December 31, 2014 and 2013, respectively, in accordance with regulatory requirements.

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

No dividends were paid by FNIC or American Vehicle in 2014, 2013 and 2012, and none are anticipated in 2015. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

Based upon the 2014 and 2013 statutory financial statements for FNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 534.0%, 312.1% and 474.4% at December 31, 2014, 2013 and 2012, respectively.

Most recently the Florida OIR subjected FNIC to a balance sheet audit as of December 31, 2010. There were no material findings by the independent auditors in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2010. There were no material findings in connection with this examination. The previous regulatory examination conducted by the Florida OIR on FNIC covered the three-year period ended on December 31, 2004.

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

As of December 31, 2014, FNIC was outside NAIC’s usual range for four of thirteen IRIS ratios. These exceptions related to change in policyholder surplus growth, investment yield and estimated current reserve deficiency to policyholders’ surplus. The policyholder surplus growth exceeded the normal range due to the parent company’s surplus infusion totaling approximately $18.5 million. The increase in earned premiums during 2014 lead to the exceptional value for the Estimated Current Reserve to Deficiency to Surplus result.

As of December 31, 2013, FNIC was outside NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to change in net writings, investment yield and estimated current reserve deficiency to policyholders’ surplus.

As of December 31, 2012, NAIC’s usual range for three of thirteen IRIS ratios. These exceptions related to investment yield, net change in adjusted policyholders’ surplus and estimated current reserve deficiency to policyholders’ surplus.

There was no action taken by the Florida OIR in connection with the December 31, 2013 or 2012 IRIS ratio results. We do not currently believe that the Florida OIR will take any significant action with respect to FNIC regarding the 2014 IRIS ratios, although there can be no assurance that will be the case.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The table below reflects the range and test results for FNIC for the years ended December 31, 2014 and 2013, respectively.

IRIS Ratios	Unusual Values Equal to Or		2014		2013
	Over	Under	FNIC		FNIC

Gross Premiums to Policyholders' Surplus	900	-	308		325
Net Premium to Policyholders' Surplus	300	-	147		217
Change in Net Writings	33	(33)	10		137	*
Surplus Aid to Policyholders' Surplus	15	-	11		0
Two-year Overall Operating Ratio	100	-	79		84
Investment Yield	6.5	3.0	1.5	*	1.4	*
Gross Change in Policyholders' Surplus	50	(10)	63	*	48
Net Change in Adjusted Policyholders' Surplus	25	(10)	39	*	17
Liabilities to Liquid Assets	105	-	70		79
Gross Agents' Balance to Policyholders' Surplus	40	-	5		13
One-Year Reserve Development to Policyholders' Surplus	20	-	3		(4)
Two-Year Reserve Development to Policyholders' Surplus	20	-	7		(7)
Estimated Current Reserve Deficiency to Policyholders' Surplus	25	-	38	*	56	*

* indicates an unusual value

GAAP differs in some respects from reporting practices prescribed or permitted by the Florida OIR. FNIC’s statutory capital and surplus was $125.3 million and $76.9 million as of December 31, 2014 and 2013, respectively. FNIC’s statutory net income was $29.2 million, $3.6 million and $6.6 million for 2014, 2013 and 2012, respectively. FNIC’s statutory non-admitted assets were $0.1 million and nearly nothing as of December 31, 2014 and 2013, respectively.

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
December 31, 2014

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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan during 2014, 2013 or 2012. Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company has recorded a net deferred tax liability and asset of $1.3 million and $1.0 million as of December 31, 2014 and 2013, respectively.  Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the ability to realize deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and as such no valuation allowance has been recorded against deferred tax assets.  Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would record a valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2013 are open for review by the IRS and various state taxing authorities. The Company’s 2011 federal tax return was under review by the IRS and in 2014 the audit was closed with a no change report.

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to insured claims activity.

Included in this year’s reinsurance program is a 30% quota share reinsurance treaty for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida. This two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The approximate cost of this quota share is projected to be $6.7 million per year, net of ceding commissions, and it is included in the $117.0 million amount referenced above. The quota share treaty contains commutation provisions for the Company to share profits based on loss experience during the term of the treaty.

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with GAAP, the Company will initially recognize an asset and liability and the resultant net income or loss. For example, deferred quota-share profit sharing totaled $10.5 million as of December 31, 2014. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Subsequently, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

The expected future lease payouts in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2015	698
2016	712
2017	726
2018	740
Thereafter	502
Total	$3,378

Rent expense was $0.5 million, $0.4 million and $0.2 million in 2014, 2013 and 2012, respectively.

(11) RELATED PARTY TRANSACTIONS

One of our directors is a partner at a law firm that handles some of the Company’s claims litigation. Fees paid to this law firm amounted to approximately $6,538, $36,400 and $27,175 in 2014, 2013 and 2012, respectively, and is included in LAE.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(12) NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. In accordance with GAAP, net loss per share would be antidilutive; therefore the basic and diluted loss per share is the same.

A summary of the numerator and denominator of the basic and fully diluted 2014, 2013 and 2012 net income (loss) per share is presented below.

	Income (Numerator)	Shares Outstanding (Denominator)	Per-share Amount
	(Dollars in Thousands)
For the year ended December 31, 2014
Basic net income per share	$37,199	12,082	$3.08
Fully diluted income per share	$37,199	12,438	$2.99

For the year ended December 31, 2013
Basic net income per share	$12,727	8,506	$1.50
Fully diluted income per share	$12,727	8,772	$1.45

For the year ended December 31, 2012
Basic net income per share	$4,313	7,952	$0.53
Fully diluted income per share	$4,313	8,016	$0.53

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(14) STOCK COMPENSATION PLANS

We implemented a stock option plan in 1998 (the “1998 Plan”), which expired in September 2008. Under this plan, we were authorized to grant options to purchase up to 900,000 common shares, and as of December 31, 2014 and December 31, 2013, we had outstanding exercisable options to purchase none and 3,000 shares, respectively.

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of December 31, 2014 and December 31, 2013, we had outstanding exercisable options to purchase 219,285 and 523,521 shares, respectively.

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

On December 9, 2014, a total of 50,000 restricted shares from the 2012 Plan were granted to the Company’s Chief Executive Officer and President pursuant to the vesting requirements and other terms and conditions set forth in the restricted stock agreement.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Activity in our stock option and incentive plans for the period from January 1, 2011 to December 31, 2014 is summarized below.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2012	89,750	$12.83	624,700	$6.15	-	$-
Granted	-	$-	181,500	$4.40	-	$-
Exercised	-	$-	(33,104)	$3.86	-	$-
Cancelled	(11,250)	$13.54	(70,499)	$12.45	-	$-
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$8.23
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$8.24
Granted	-	$-	-	$-	268,648	$25.25
Exercised	(3,000)	$8.67	(299,735)	$5.10	(68,988)	$18.67
Cancelled	-	$-	(4,501)	$3.49	(1,359)	$7.73
Outstanding at December 31, 2014	-	$-	219,285	$3.79	447,801	$16.84

Options outstanding as of December 31, 2014 are exercisable as follows.

	2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price

December 31, 2014	151,585	$3.79
December 31, 2015	67,700	$3.79
December 31, 2016	-	$3.79
December 31, 2017	-	$3.79
December 31, 2018	-	$3.79
Thereafter	-	$3.79
Total options exercisable	219,285

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for 2014 are lower by approximately $1,272,500 and $800,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for 2013 are lower by approximately $447,000 and $278,600, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for 2014 would have been $3.15 and $3.05, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $3.08 and $2.99, respectively.

Basic and diluted earnings per share for 2013 would have been $1.53 and $1.48, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.50 and $1.45, respectively.

Because the change in income taxes receivable (payable) includes the effect of excess tax benefits, those excess tax benefits also must be shown as a separate operating cash outflow so that operating cash flows exclude the effect of excess tax benefits. FASB issued guidance requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

The weighted average fair value of options granted during 2012 estimated on the date of grant using the Black-Scholes option-pricing model was $1.45; no options were granted during 2013 or 2014.

The fair value of options granted is estimated on the date of grant using the following assumptions.

	December 31, 2014	December 31, 2013	December 31, 2012
Dividend yield	N/A	N/A	N/A
Expected volatility	N/A	N/A	39.79%
Risk-free interest rate	N/A	N/A	0.28%
Expected life (in years)	N/A	N/A	4.45

Summary information about the Company’s stock options outstanding at December 31, 2014 follows.

	Range of Exercise Price	Outstanding at December 31, 2014	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at December 31, 2014
2002 Plan	$2.45 - $4.40	219,285	6.60	$3.79	151,585

(15) EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to contribute up to 100 percent of their compensation, not to exceed statutory limits. The Company match totaled $0.4 million, $0.2 million and $0.1 million during the years 2014, 2013 and 2012, respectively.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(16) ACQUISITIONS

We made no acquisitions during 2014 or 2013.

(17) COMPREHENSIVE INCOME

For the years ended December 31, 2014, 2013 and 2012, comprehensive income consisted of the following.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)

Net income	$37,199	$12,727	$4,313

Change in net unrealized gains on investments available for sale	2,856	3,041	5,114

Comprehensive income before tax	40,055	15,768	9,427

Income tax expense related to items of other comprehensive income	(1,102)	(1,144)	(1,924)

Comprehensive income	$38,953	$14,624	$7,503

(18) AUTHORIZATION OF PREFERRED STOCK

Our Amended and Restated Articles of Incorporation authorize the issuance of one million shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  We have not issued preferred shares as of December 31, 2014.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(19)  FEDERATED NATIONAL HOLDING COMPANY (UNAUDITED)

FNHC (the parent company only) has no long term obligations, guarantees or material contingencies as of December 31, 2014. The following summarizes the major categories of the parent company’s financial statements.

Condensed Balance Sheets (Unaudited)	Period Ending December 31,
ASSETS	2014	2013
	(Dollars in Thousands)

Cash and short term investments	$12,053	$2,143
Investments and advances to subsidiaries	138,171	105,797
Deferred income taxes receivable	332	1,006
Income taxes receivable	8,966	8,157
Property, plant and equipment, net	511	184
Other assets	1,044	4,446
Total assets	$161,077	$121,733

LIABILITIES AND SHAREHOLDERS' EQUITY

Income taxes payable	-	1,690
Dividends payable	564	330
Capital contribution payable	18,501	16,000
Other liabilities	428	238
Total liabilities	19,493	18,258

Shareholders' equity:
Common stock	137	110
Additional paid-in capital	115,123	74,086
Accumulated other comprehensive loss	508	(1,727)
Retained earnings	25,816	31,006
Total shareholders' equity	141,584	103,475
Total liabilities and shareholders' equity	$161,077	$121,733

Condensed Statements of Operations (Unaudited)	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Revenue:
Management fees from subsidiaries	$2,387	$1,864	$1,228
Equity in income of subsidiaries	61,653	21,623	8,787
Net investment income	415	136	34
Other income	2	11	476
Total revenue	64,457	23,634	10,525

Expenses:
Salaries and wages	3,342	2,022	1,853
Legal fees	178	113	198
Other expenses	3,630	2,281	1,726
Total expenses	7,150	4,416	3,777

Income before provision for income tax expense	57,307	19,218	6,748
Provision for income tax expense	20,108	6,491	2,435
Net income	$37,199	$12,727	$4,313

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Condensed Statements of Cash Flow (Unaudited)
	Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$37,199	$12,727	$4,313
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Equity in income of subsidiaries	(61,653)	(21,623)	(8,787)
Depreciation and amortization of property plant and equipment, net	92	33	23
Deferred income tax expense	(674)	(3,332)	(4,274)
Income tax (recoverable) payable	(1,690)	1,690	(78)
Change in dividends payable	234	330	-
Non-cash compensation	1,660	293	188
Changes in operating assets and liabilities:
Property, plant and equipment	419	119	(138)
Deferred gain on sale of assets	-	-	(30)
Other assets	(3,402)	377	45
Capital contribution payable	2,501	16,000	-
Other liabilities	190	112	(18)
Net cash (used) provided by operating activities	(25,124)	6,726	(8,756)

Cash flow used in investing activities:
Purchases of investment securities available for sale	(32,374)	(44,792)	(451)
Cash flow used in investing activities:	(32,374)	(44,792)	(451)

Net cash provided in financing activities:
Dividends paid	(1,672)	(1,232)	(159)
Stock options exercised	1,555	858	128
Tax benefit related to non-cash compensation	479	168	100
Issuance of common stock	43,110	27,879	-
Advances from subsidiaries	23,936	11,042	8,349
Net cash provided in financing activities:	67,408	38,715	8,418

Net increase (decrease) in cash and short term investments	9,910	649	(789)
Cash and short term investments at beginning of year	2,143	1,494	2,283
Cash and short term investments at end of year	$12,053	$2,143	$1,494

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(20) SCHEDULE
 VI – SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS (UNAUDITED)

	Loss and LAE - Current Year	Loss and LAE - Prior year	Amortization of deferred policy acquisition costs	Paid losses and LAE expenses	Net premiums written
	(Dollars in Thousands)

2014	$79,932	$1,104	$27,475	$42,391	$175,158

2013	$56,209	$201	$21,447	$22,695	$160,665

2012	$31,636	$(1,427)	$13,255	$15,892	$68,374

Affiliation with registrant	Deferred policy acquisition costs	Reserves for losses and LAE	Discount, if any, deducted from previous column	Unearned premiums	Net premiums earned
	(Dollars in Thousands)
Consolidated Property and Casualty Subsidiaries

2014	$13,610	$78,330	$-	$192,424	$170,905

2013	$16,708	$61,016	$-	$128,343	$104,381

2012	$8,479	$49,908	$-	$59,006	$59,359

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
December 31, 2014
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

Assets measured at fair value on a recurring basis as of December 31, 2014, presented in accordance with this guidance, are as follows.

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$46,002	$16,321	$-	$62,323
Obligations of states and political subdivisions	-	91,614	-	91,614
Corporate	-	119,024	-	119,024
International	-	11,138	-	11,138
	46,002	238,097	-	284,099

Equity securities:
Common stocks	39,247	-	-	39,247
	39,247	-	-	39,247

Total debt and equity securities	$85,249	$238,097	$-	$323,346

(22) SUBSEQUENT EVENTS

On March 10, 2015, a total of 66,140 restricted shares from the 2012 Plan were granted pursuant to the vesting requirements and other terms and conditions set forth in Restricted Stock Agreements.  Of the total, 32,997 shares were granted to the Company's Chief Executive Officer and President and 9,551 shares were granted to the Company's Chief Financial Officer.  An aggregate of 6,252 shares were granted to the Company's directors and the remaining 17,340 shares were granted to other employees of the Company.

On March 4, 2015, FNHC announced that Bruce F. Simberg, Chairman and a member of the Company’s Board of Directors, has resigned for personal reasons. Michael H. Braun, the Company’s Chief Executive Officer, President, and a member of the Board, will serve as interim Chairman of the Board.

On February 17, 2015, Federated National entered into a Reimbursement Contract with the SBA for the 2015-2016 hurricane season.  This Reimbursement Contract is part of the Company’s reinsurance program and will reimburse Federated National for covered property losses under its homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida through May 31, 2016.

Under this Contract, the FHCF will provide about $591.4 million of aggregate seasonal coverage for covered losses in excess of approximately $222.6 million subject to a 10% Company participation. Federated National’s premium for the FHCF reinsurance coverage will be approximately $40.2 million payable in three installments between August 2015 and December 2015.  The actual attachment point, total coverage and cost may vary significantly as we continue to write new business and will not be finalized until December 31, 2015.

Federated National Holding Company and Subsidiaries

Effective February 12, 2015, Federated National Underwriters, Inc. changed its name to FedNat Underwriters, Inc.

On January 22, 2015, the Florida OIR approved FNIC to transact business in (050) Commercial Multi-Peril, with admitted (010) Commercial Property Fire, effective 2015.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federated National Holding Company and Subsidiaries

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 16, 2015:

Name	Age	Position with the Company
Michael H. Braun (5)	47	Chief Executive Officer, President, Interim Chairman, Director

Peter J. Prygelski, III (2)	46	Chief Financial Officer, Treasurer, Director

Richard W. Wilcox, Jr. (1)(3)(4)(5)	73	Director

Carl Dorf (1)(2)(4)	74	Director

Jenifer G. Kimbrough (1)(3)(4)(5)	43	Director

(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member
(5)	Directors Compensation Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors (currently Mr. Braun, Mr. Prygelski and Ms. Kimbrough) terminates on the date of our 2016 annual meeting.  The current term of the Class II directors (currently Mr. Wilcox) terminates on the date of our 2015 annual meeting and the current term of the Class III director (currently Mr. Dorf) terminates as of the date of our 2017 annual meeting. As a result of the death of a director in 2014 and the resignation of a director in March 2015, the Board will review the director classes prior to the upcoming annual meeting of shareholders.

The following is a brief description of the business experience of each director and executive officer of the Company.

Bruce F. Simberg, who had been a member of the Board since 1998, resigned on March 4, 2015.  The Company recognizes and expresses appreciation for his industry expertise and his service to the Board and the Company.

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

Carl Dorf, has served as a director of the Company since August 2001.  Mr. Dorf has over 40 years of diversified investment experience as a security analyst, portfolio manager, mutual fund manager and hedge fund manager.  He earned the Chartered Financial Analyst (CFA) designation and in the past served as director of the Los Angeles Society of Security Analysts.  Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2014, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a), except Bruce Simberg, a director of the Company until March 4, 2015, reported one transaction for the exercise of 3,333 stock options late on a Form 4.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct policy is available on our web site at www.FedNat.com.

Leadership Structure and Risk Oversight

The Chairman of the Board typically presides at all meetings of the Board.  The Chairman is elected to serve by the directors. Currently, Michael Braun, our Chief Executive Officer and President, serves as out Interim Chairman, although in the past the offices of Chairman of the Board and Chief Executive Officer have been separated. The Chief Executive Officer and Chief Financial Officer currently serve as the only members of management on the Board. Based on the current size, organizational structure and nature of operations of the Company, the Board believes that having a qualified individual serve as Interim Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

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

Federated National Holding Company and Subsidiaries

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees.  These committees, the Audit, Investment, Nominating, Compensation and Directors Compensation Committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board.  The Audit and Compensation committee structures also require committees to be comprised exclusively of independent directors.  The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. In addition, among their other respective duties, the Board and Audit Committee each conduct an annual assessment to evaluate their effectiveness.

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio.  Our Directors Compensation Committee oversees the risk related to our non-employee director compensation plans and arrangements.  The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings, as well as overseeing the development and implementation of strategic initiatives.

Meetings and Committees of the Board of Directors

During 2014, the Board of Directors held nine regular meetings, one special meeting and took actions by written consent on four occasions. During 2014, no director attended fewer than 75% of the Board and committee meetings held during this period.  The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting.  Last year, all six of our directors attended our annual meeting.

The Board has determined that the following directors continue to be independent pursuant to the Nasdaq Rules applicable to the Company:  Carl Dorf, Richard W. Wilcox, Jr., and Jenifer G. Kimbrough. Prior to his resignation, the Board had determined that Bruce F. Simberg was also independent pursuant to the Nasdaq Rules applicable to the Company.

The standing committees of the Board of Directors in 2014 were the Audit Committee, the Compensation Committee, the Nominating Committee, the Investment Committee and the Directors Compensation Committee. The Strategic Initiatives Committee was disbanded in July 2014. Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at www.FedNat.com.  The charter of the Audit, Compensation and Nominating Committees is also available in print to any shareholder who requests it from our Corporate Secretary.

Audit Committee.  As of December 31, 2014, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chair, Richard W. Wilcox, Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Exchange Act.  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act based on her understanding of GAAP and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.  The Audit Committee held five regular meetings in fiscal 2014.

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

Compensation Committee.  As of December 31, 2014, the Company’s Compensation Committee was composed of Bruce F. Simberg (who resigned from the Board on March 4, 2015), Jenifer G. Kimbrough and Richard W. Wilcox, Jr.  Each member is independent as defined by the Nasdaq Rules. The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers. During fiscal 2014, the Compensation Committee held four regular meetings, three special meetings and acted on one occasion by written consent.

Nominating Committee.  As of December 31, 2014, the Company’s Nominating Committee was composed of Bruce F. Simberg (who resigned from the Board on March 4, 2015), Jenifer G. Kimbrough, Carl Dorf, and Richard W. Wilcox, Jr.  Each member is independent as defined by the Nasdaq Rules.

The Nominating Committee will consider candidates for director who are recommended by its members, by other Board members and by management of the Company.  The Company is in the process of identifying the experience and skill set best suited to benefit the Company and its shareholders.  The Nominating Committee will consider nominees recommended by our shareholders if the shareholder submits the nomination in compliance with the advance notice, information and other requirements described in our bylaws and applicable securities laws.  The Nominating Committee evaluates director candidates recommended by shareholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons.

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

Shareholders who wish to recommend nominees to the Nominating Committee should submit their recommendation in writing to the Secretary of the Company at its executive offices pursuant to the requirements contained in Article III, Section 13 of the Company’s Bylaws.  This section provides that the notice shall include: (a)  as to each person who the shareholder proposed to nominate for election, (i) name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) the consent of each nominee to serve as a director of the Company if so elected and (v) any other information relating to the person that is required to be disclosed in solicitation for proxies for the election of directors pursuant to Rule 14A under the Exchange Act; and (b) as to the shareholder giving the notice, the name and record address of the shareholder, and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the shareholder.  The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company.  To be timely, a shareholder’s notice shall be delivered to or mailed and received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the meeting.  If we give less than 70 days’ notice or prior public disclosure of the date of the meeting date, however, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following either the date we publicly announce the date of our annual meeting or the date of mailing of the notice of the meeting, whichever first occurs.

Federated National Holding Company and Subsidiaries

Investment Committee.  As of December 31, 2014, the Company’s Investment Committee was composed of Peter J. Prygelski, III, Bruce F. Simberg (who resigned from the Board on March 4, 2015), and Carl Dorf.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.  During fiscal 2014, the Investment Committee held four regular meetings and two special meetings.

Directors Compensation Committee.  As of December 31, 2014, the Company’s Directors Compensation Committee was composed of Michael H. Braun, Bruce F. Simberg (who resigned from the Board on March 4, 2015), and Jenifer G. Kimbrough.  The Directors Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and recommending the compensation of the Company's independent directors for approval by the full Board of Directors. Mr. Wilcox currently serves as the Chairman.  During fiscal 2014, the Directors Compensation Committee held three regular meetings.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, and Chief Financial Officer, for the years ended December 31, 2014 and 2013.  We refer to these officers as our Named Executive Officers. We currently do not have any other individual employee of the Company designated as an executive officer.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Michael H. Braun Chief Executive Officer, President	2014	$469,231	$8	(3)	$3,160,092	--	--	--	$34,883	$3,664,214
	2013	$347,322	$72,300		$1,141,500	--	--	--	$26,665	$1,587,787
Peter J. Prygelski, III Chief Financial Officer, Treasurer	2014	$297,638	$90,015	(4)	$643,685	--	--	--	$39,572	$1,070,910
	2013	$249,182	$75,000		$584,600	--	--	--	$30,737	$939,519

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal years ended December 31, 2014 and December 31, 2013, respectively.
(2)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.
(3)	Mr. Braun elected to receive 100% of his bonus paid in 2014 as restricted stock. The nominal amount shown in the bonus column was payment due to the fractional amount remaining after calculation of his bonus as restricted stock, based on the fair market value of $15.91 per share on the grant date.
(4)	Mr. Prygelski elected to receive a portion of his bonus paid in 2014 as cash and the remaining portion as restricted stock, the amount of which was based on the fair market value of $15.91 per share on the grant date.

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2014	$7,998	--	$9,385	$17,500	$34,883
	2013	$8,519	--	$9,221	$8,925	$26,665
Peter J. Prygelski, III	2014	$6,000	$9,228	$6,844	$17,500	$39,572
	2013	$6,000	$9,225	$6,716	$8,796	$30,737

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

Federated National Holding Company and Subsidiaries

Employment Agreements
Michael H. Braun. We entered into a second amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of January 18, 2012, which amends and restates Mr. Braun’s prior employment agreement.  Under his agreement, Mr. Braun was entitled to receive an annual salary of $280,000 and a $500 monthly automobile allowance.  Mr. Braun’s annual salary, which may be increased at any time during the term of the agreement, was increased to $475,000 effective January 1, 2014. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement.   Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into an amended and restated non-competition, non-disclosure and non-solicitation agreement with Mr. Braun effective August 5, 2013.  The amended non-compete agreement prohibits Mr. Braun from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Braun’s employment with the Company is terminated, he is entitled to certain payments described below.

Peter J. Prygelski, III. We entered into a second amended and restated employment agreement with Peter J. Prygelski, III, the Company’s Chief Financial Officer and Treasurer, effective as of January 18, 2012, which amended and restated Mr. Prygelski’s prior employment agreement.  Under his agreement, Mr. Prygelski was entitled to receive an annual salary of $223,000 and a $500 monthly automobile allowance.  Mr. Prygelski’s annual salary, which may be increased at any time during the term of the agreement, was increased to $300,000 effective January 1, 2014. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement. Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions.  Additionally, we entered into an amended and restated non-competition, non-disclosure and non-solicitation agreement with Mr. Prygelski effective August 5, 2013.  The amended non-compete agreement prohibits Mr. Prygelski from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Prygelski’s employment with the Company is terminated, he is entitled to certain payments described below.

Mr. Braun and Mr. Prygelski are each entitled to receive certain payments upon the termination of employment under certain circumstances as set forth in their respective agreements.  If the executive’s employment is terminated by us without Cause (as defined in the respective agreements), we must make a lump sum payment to the executive equal to two years' base salary (the “Termination Severance”). In addition, all unvested stock options and any other equity awards held by him will become vested.

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

Federated National Holding Company and Subsidiaries

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

As a condition to Mr. Braun’s and Mr. Prygelski’s entitlement to receive the base salary amounts and equity award acceleration referenced above, each is bound by the terms of an agreement that sets forth certain restrictive covenants.  Pursuant to the non-competition provisions of these agreements, each are prohibited from working in the insurance industry in any territories where the Company has been doing business for a period of one year from the date on which he terminates employment with the Company for any reason (other than without cause).  For a period of one year after his employment is terminated, he is also prohibited from soliciting, for himself or for any third person, any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six months, and from disclosing any confidential information that he learned about the Company during his employment.

Grants of Plan Based Awards

The following table provides information regarding restricted stock granted to Named Executive Officers during 2014 under the Company’s 2012 Stock Incentive Plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Equity Awards / Number of Securities Underlying Options	Exercise or Base Price of Equity Awards	Grant Date Fair Value of Equity Awards (1)
Michael H. Braun	3/4/2014	43,997	$15.91	$699,992
	9/9/2014	45,000	$25.58	$1,151,100
	12/9/2014	50,000	$26.18	$1,309,000
Peter J. Prygelski, III	3/4/2014	16,341	$15.91	$259,985
	9/9/2014	15,000	$25.58	$383,700

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2014, included in Part II, Item 8, of this Report.

Stock Incentive Plans

Our Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) is administered by the Compensation Committee (the “Committee”).  The objectives of the 2012 Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2012 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant. In addition, both incentive stock options and non-statutory stock options were granted under our 1998 and 2002 stock option plans, both of which have expired, although as of December 31, 2014 certain options remain outstanding under the 2002 plan.

Options Available for Issuance. As of December 31, 2014, all 900,000 shares of common stock authorized for issuance upon exercise of options granted under the 1998 plan and 1,800,000 total shares authorized for issuance under the 2002 plan have been issued or are issuable upon exercise of outstanding options.  There were, as of December 31, 2014, 483,211 shares remaining available to be awarded under the 2012 Plan.  The shares to be delivered upon exercise of options or awards will be made available, at the discretion of the Committee, from authorized but unissued shares or outstanding options or awards that expire or are cancelled. If shares covered by an option or award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2012 Plan.

Term of Options. The term of each outstanding option granted to our officers and employees is currently 10 years.

Federated National Holding Company and Subsidiaries

Vesting Schedule. Options or awards granted under our stock plans, unless waived or modified in a particular option agreement or by action of the Committees, typically vest according to one of the following schedules:

Vesting Schedule
From the Grant Date	Portion of Grant Vested
Less than 1 year	0%
1 year	33 1/3%
2 years	33 1/3%
3 years	33 1/3%
or
Less than 1 year	0%
1 year	20%
2 years	20%
3 years	20%
4 years	20%
5 years	20%

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

Federated National Holding Company and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards held by our Chief Executive Officer and President, and our Chief Financial Officer, as of December 31, 2014.

	Stock Option Awards				Equity Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Equity Exercise Price ($)	Equity Expiration Date
Michael H. Braun	12,000	3,000	4.36	03/03/2020 (2)
	10,000	--	2.45	08/22/2021 (3)
	10,000	5,000	4.40	04/06/2022 (4)
					16,666	$402,651	--	--	(5)
					80,000	$1,932,800	--	--	(6)
					43,997	$1,062,968	--	--	(7)
					45,000	$1,087,200	--	--	(8)
					50,000	$1,208,000	--	--	(9)
Peter J. Prygelski, III	9,000	6,000	4.36	03/03/2020 (2)
	6,667	3,333	2.45	08/22/2021 (3)
	5,000	10,000	4.40	04/06/2022 (4)
					15,000	$241,600	--	--	(5)
					50,000	$966,400	--	--	(6)
					16,341	$394,799	--	--	(7)
					15,000	$362,400	--	--	(8)

(1)	Based on the market value of $24.16 on December 31, 2014.
(2)	Options vested as to 80% of the underlying shares on December 31, 2014, the remaining 20% vest on 3/3/2015.
(3)	Options vested as to 100% of the underlying shares on December 31, 2014.
(4)	Options vested as to 66 2/3% of the underlying shares on December 31, 2014, the remaining 33 1/3% vest on 4/6/2015.
(5)	Restricted stock vested as to 0% on December 31, 2014, the remaining 100% vest as follows: 50% on 3/4/2015 and 50% on 3/4/2016.
(6)	Restricted stock vested as to 0% on December 31, 2014, the remaining 100% vest as follows: 25% on 8/5/2015, 25% on 8/5/2016, 25% on 8/5/2017 and 25% on 8/5 2018.
(7)	Restricted stock vested as to 0% on December 31, 2014, the remaining 100% vest as follows: 33 1/3% on 3/4/2015, 33 1/3% on 3/4/2016, and 33 1/3% on 3/4/2017.
(8)	Restricted stock vested as to 0% on December 31, 2014, the remaining 100% vest as follows: 20% on 9/9/2015, 20% on 9/9/2016, 20% on 9/9/2017, 20% on 9/9/2018 and 20% on 9/9/2019.
(9)	Restricted stock vested as to 0% on December 31, 2014, the remaining 100% vest as follows: 20% on 12/9/2015, 20% on 12/9/2016, 20% on 12/9/2017, 20% on 12/9/2018 and 20% on 12/9/2019.

Federated National Holding Company and Subsidiaries

Option Exercises and Stock Vested

The following table sets forth certain information with respect to stock options exercised and equity awards vested during calendar year 2014 by the Named Executive Officers.

	Stock Option Awards		Equity Awards
Name	Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael H. Braun	40,000	$625,200	--	--
	500	$10,190	--	--
	40,000	$809,600	--	--
	--	--	8,334	$132,594
	--	--	20,000	$418,400
Peter J. Prygelski, III	10,000	$152,200	--	--
	500	$9,475	--	--
	--	--	5,000	$79,550
	--	--	10,000	$209,200

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

Director Compensation

During 2014, we had five non-employee directors that qualified for compensation. Members of our Board of Directors who are also executive officers do not receive additional compensation for service on the Board.  Non-employee directors receive an initial stock option or equity grant upon appointment to the Board of Directors and subsequent option or equity grants as may be granted at the discretion of the Board. In addition, non-employee directors receive annual cash compensation and reimbursement of actual out-of-pocket expenses. During 2014, the non-employee directors received an annual retainer of $60,000, payable in quarterly installments of $15,000 in January, April, and July and October.

In September 2014, the Directors Compensation Committee recommended, and the Board approved, an increase of the annual retainer to $75,000 effective October 1, 2014. In addition, the Directors Compensation Committee recommended, and the Board approved, increases of the additional annual fees paid to each committee chairperson and the Chairman of the Board effective October 1, 2014. The additional annual fee payable to Chairman of the Board was increased to $40,000; the additional annual fee payable to the chairperson of the Audit Committee was increased to $20,000; and the additional annual fees payable to the chairpersons of the other Board committees were increased to $17,500 for the Investment Committee and $15,000 for the Compensation Committee. There are currently no additional fees paid to the chairperson of the Directors Compensation Committee.

The Compensation Committee engaged the independent executive compensation consulting firm of Pearl Meyer & Partners (“Pearl Meyer”) in 2012 to review the structure and competitiveness of the Company’s executive officer and director compensation.  The Directors Compensation Committee reviewed the 2012 report prepared by Pearl Meyer for guidance with respect to the Board fees paid to other non-employee directors at companies similar in size and structure to the Company, and determined to increase Board fees gradually over time so as to achieve a Board fee level commensurate with other companies.  Pearl Meyer provided no services to the Company in 2014. The Directors Compensation Committee may use the services of compensation consultants in the future to assist it in providing a fair and competitive compensation plan for its directors.

Federated National Holding Company and Subsidiaries

Historically, the Company granted stock-based incentives to our non-employee directors as part of their compensation.  Cash compensation paid to, and the dollar value of equity awards granted to, our non-employee directors in 2014 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Equity (Restricted Stock) Awards (1)	Stock Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$78,625	$305,789	--	--	--	--		$384,414
Bruce F. Simberg (2)	$100,000	$561,589	--	--	--	--		$661,589
Richard W. Wilcox, Jr.	$63,750	$305,789	--	--	--	$700	(3)	$370,239
Jenifer G. Kimbrough	$80,750	$305,789	--	--	--	--		$386,539
Charles B. Hart, Jr. (4)	$54,750	$49,989	--	--	--	$350	(3)	$105,089

(1)	The following table provides certain additional information concerning the currently outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2014:

Name	Total Stock Option/Equity Awards Outstanding at 2014 Fiscal Year End (Shares)		Stock Option / Equity Awards Granted During Fiscal Year 2014 (Shares)	Grant Date Fair Value of Equity Awards Granted During Fiscal Year 2014 ($)
			3,142	$49,989	(b)
Carl Dorf	40,808	(a)	10,000	$255,800	(c)
			3,142	$49,989	(b)
Bruce F. Simberg	30,808	(d)	20,000	$511,600	(c)
			3,142	$49,989	(b)
Richard W. Wilcox, Jr.	20,808	(e)	10,000	$255,800	(c)
			3,142	$49,989	(b)
Jenifer G. Kimbrough	36,142	(f)	10,000	$255,800	(c)

Charles B. Hart, Jr.	0		3,142	$49,989	(b)

(a)	Includes 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; 2,666 shares of restricted stock which originally vested 33 1/3 per year; 3,142 shares of restricted stock which vest 33 1/3% per year; and 10,000 shares of restricted stock which vest 20% per year.
(b)	Based on the market value of $15.91 on March 4, 2014.
(c)	Based on the market value of $25.58 on September 9, 2014.
(d)	Includes 5,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; 2,666 shares of restricted stock which originally vest 33 1/3 per year; 3,142 shares of restricted stock which vest 33 1/3% per year; and 20,000 shares of restricted stock which vest 20% per year. Mr. Simberg resigned as a director of the Company on March 4, 2015. The Board approved the vesting of 2,381 shares that would have vested on that date.
(e)	Includes 5,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; 2,666 shares of restricted stock which originally vested 33 1/3 per year; 3,142 shares of restricted stock which vest 33 1/3% per year; and 10,000 shares of restricted stock which vest 20% per year.
(f)	Includes 2,000 options granted on 4/1/2009 with an exercise price of $3.30, vest 20% per year and expire on 4/1/2015; 3,334 options granted on 8/22/2011 with an exercise price of $2.45, vest 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vest 33 1/3% per year, and expire on 4/6/2022; 2,666 shares of restricted stock which originally vested 33 1/3 per year; 3,142 shares of restricted stock which vest 33 1/3% per year; and 10,000 shares of restricted stock which vest 20% per year.
(2)	Mr. Simberg resigned as a director of the Company on March 4, 2015.
(3)	Includes fair value for events attended by director in 2014.
(4)	Mr. Hart’s service as a director ceased upon his death on July 2, 2014.

Federated National Holding Company and Subsidiaries

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2015, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)

Michael H. Braun (2)	377,175	2.66%
Richard W. Wilcox, Jr. (4)	182,476	1.29%
Carl Dorf (3)	173,341	1.22%
Peter J. Prygelski, III (5)	148,557	1.05%
Jenifer G. Kimbrough (6)	35,336	*

All directors and executive officers as a group (five persons) (7)	539,710	3.78%

5% or greater holders:
Dimensional Fund Advisors LP (8)	725,649	5.13%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

BlackRock, Inc. (9)	903,938	6.39%
55 East 52nd Street
New York, NY 10022

*      Less than 1%.

(1)	Based on 14,155,256 shares outstanding as of March 10, 2015.

(2)	Includes 8,333 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 80,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 29,331 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 45,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 50,000 shares of restricted stock, 20% of which vest each year beginning on December 9, 2015, 32,997 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 40,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Braun.

(3)	Includes 63,491 shares of common stock held by Dorf Trust, 59,624 shares of common stock held by Carl Dorf Rollover IRA, 1,333 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 2,094 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 10,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 2,084 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 25,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Dorf.

(4)	Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 1,333 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 2,094 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 10,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 2,084 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 5,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Wilcox.

Federated National Holding Company and Subsidiaries

(5)	Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA, 5,000 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 40,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 10,894 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 15,000 shares of restricted stock, 20% of which will vest each year beginning on September 9, 2015, 9,551 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 40,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Prygelski.

(6)	Includes 1,333 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 2,094 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 10,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 2,084 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 15,000 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(7)	Includes 17,332 shares of restricted stock, which began vesting over three years beginning on March 4, 2014, 120,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 46,507 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 90,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 50,000 shares of restricted stock, 20% of which vest each year beginning on December 9, 2015, 48,800 shares of restricted stock, of which 33 1/3% vest each year beginning on March 10, 2016 and 125,000 shares of common stock issuable upon the exercise of vested stock options.

(8)	This information is based on an Amendment No. 5 to Schedule 13G filed with the SEC on February 5, 2015.

(9)	This information is based on the Schedule 13G filed with the SEC on February 2, 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2013 and 2014 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, a director of the Company until March 4, 2015, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company.  The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $36,400 and $6,538 in 2013 and 2014, respectively.  We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2013 and 2014, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" on pages 119 through 125 of this report.  Mr. Braun’s brother received salary compensation of $136,000 and $137,412 for his services as the Vice President of Accounting and Finance in 2013 and 2014, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee selected De Meo Young McGrath (“De Meo”) as the independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the 2014 fiscal year.  Effective January 1, 2014, De Meo merged with Goldstein Schechter Koch, P.A. (“GSK”). GSK is the surviving firm and continues to practice under that name.  As a result of the merger, De Meo effectively resigned as the Company’s independent registered public accounting firm and GSK, as the successor to De Meo following the merger, became the Company’s independent registered public accounting firm.  The engagement of GSK was approved by the Audit Committee of the Company’s Board of Directors on January 15, 2014.  As a result, the reports previously issued by De Meo with respect to the Company will be reissued by, and any consent to the use of such reports will be issued by, GSK.

Federated National Holding Company and Subsidiaries

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by GSK.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by GSK during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by De Meo in 2014 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2014 fiscal year, GSK, as successor to De Meo, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by De Meo during the fiscal year ended December 31, 2014 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by De Meo for fiscal 2014 and 2013.

	Fiscal 2014	Fiscal 2013

Audit Fees (1)	$568,519	$368,213
Audit-Related Fees (2)	$31,040	$14,823

Total	$599,559	$383,036

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.
(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2014 and 2013.

Federated National Holding Company and Subsidiaries
PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditors’ Report (Goldstein Schechter Koch, P.A.)

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

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

10.1
Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K for the year ended December 31,2012 filed with the SEC on April 1, 2013).+

10.2
Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock from the 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012).+

10.3
Federated National Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009).+

10.4
Federated National Holding Company 1998 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement filed with the SEC on May 12, 2000).+

10.5
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference from Exhibit 10.15 in the Company’s Annual Report on Form 10-K for its year ended December 31, 1007 filed with the SEC on March 17, 2008).

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

10.8
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2014 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2014).

10.9
Excess Catastrophe Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.10
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2014, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

Federated National Holding Company and Subsidiaries

10.11
Homeowners Quota Share Reinsurance Contract, effective July 1, 2014 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.12
Property Catastrophe Excess of Loss (Louisiana Only) Reinsurance Contract, effective July 1, 2014 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.13
Reinstatement Premium Protection Reinsurance Contract (Louisiana Only), effective July 1, 2014 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

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

10.17
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

10.19
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2015 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2015).

10.20
Subscription Agreement, effective as of July 18, 2014, among C.A. Bancorp Inc., Federated National Holding Company, and Transatlantic Reinsurance Company (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

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

Federated National Holding Company and Subsidiaries

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
Michael H. Braun, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chairman and Chief Executive Officer	March 16, 2015
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer	March 16, 2015
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Richard W. Wilcox, Jr.	Director	March 16, 2015
Richard W. Wilcox, Jr.

/s/ Carl Dorf	Director	March 16, 2015
Carl Dorf

/s/ Jenifer G. Kimbrough	Director	March 16, 2015
Jenifer G. Kimbrough

EXHIBIT INDEX

21.1	Subsidiaries

23.1	Consent of Goldstein Schechter Koch, P.A., Independent Certified Public Accountants

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act