Form 10-Q
period 2015-03-31
FEDERATED NATIONAL HOLDING CO
filed 2015-05-11
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒No ☐

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

Common Stock, $.01 par value –14,172,923 outstanding as of May 3, 2015

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item1.	Financial Statements

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Period Ending
	March 31, 2015	December 31, 2014
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$288,193	$284,099
Debt maturities, held to maturity, at amortized cost	7,462	7,417
Equity securities, available for sale, at fair value	40,726	39,247

Total investments	336,381	330,763

Cash and short term investments	88,163	40,157
Prepaid reinsurance premiums	46,039	54,502
Premiums receivable, net of allowance for credit losses of $148 and $148, respectively	29,809	27,275
Reinsurance recoverable, net	13,034	12,534
Deferred policy acquisition costs	15,765	13,610
Income taxes receivable	2,090	1,810
Property, plant and equipment, net	1,720	1,749
Other assets	8,265	7,231
Contingent quota-share profit sharing	14,000	14,000

Total assets	$555,266	$503,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$84,475	$78,330
Unearned premiums	203,433	192,424
Debt	5,000	-
Premiums deposits and customer credit balances	11,291	7,381
Deferred income taxes, net	1,897	1,341
Claims payments outstanding	9,653	10,152
Accounts payable and accrued expenses	8,967	10,924
Deferred quota-share profit sharing	8,750	10,500

Total liabilities	333,466	311,052

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 13,701,122 and 13,632,414, respectively	137	136
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	128,611	127,302
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	8,925	7,718
Total accumulated other comprehensive income	8,925	7,718
Retained earnings	66,140	57,423
Total Federated National Holding Company equity	203,813	192,579
Non-controlling interest	17,987	-
Total shareholders' equity	221,800	192,579
Total liabilities and shareholders' equity	$555,266	$503,631

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Revenue:
Gross premiums written	$106,702	$81,102
Gross premiums ceded	(25,958)	(3,306)

Net premiums written	80,744	77,796

Decrease in prepaid reinsurance premiums	(24,949)	(16,795)
Increase in unearned premiums	(11,009)	(16,997)

Net change in prepaid reinsurance premiums and unearned premiums	(35,958)	(33,792)

Net premiums earned	44,786	44,004
Commission income	1,126	954
Finance revenue	427	311
Direct written policy fees	2,492	1,827
Net investment income	1,546	1,007
Net realized investment gains	1,704	1,331
Other income	1,378	281
Quota-share profit sharing, net	1,477	-

Total revenue	54,936	49,715

Expenses:
Losses and LAE	23,949	20,828
Operating and underwriting expenses	6,322	3,667
Salaries and wages	5,137	3,050
Amortization of deferred policy acquisition costs	5,044	8,442

Total expenses	40,452	35,987

Income before provision for income tax expense	14,484	13,728
Provision for income tax expense	5,711	5,305
Income before non-controlling interest	8,773	8,423

Non-controlling interest	(511)	-

Net income attributable to Federated National Holding Company common stockholders	$9,284	$8,423

Net income per share - basic	$0.68	$0.77

Net income per share - diluted	$0.66	$0.74

Weighted average number of common shares outstanding - basic	13,656,190	10,948,646

Weighted average number of common shares outstanding - diluted	13,976,131	11,317,458

Dividends paid per share	$0.04	$0.03

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Net income	$9,284	$8,423

Change in net unrealized gains on investments available for sale	1,965	880

Comprehensive income before tax	11,249	9,303

Income tax expense related to items of other comprehensive income	(758)	(430)

Comprehensive income	$10,491	$8,873

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$9,284	$8,423

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	1,253	844
Depreciation and amortization of property plant and equipment, net	152	76
Net realized investment gains	(1,704)	(1,331)
Non-cash compensation	999	134
Changes in operating assets and liabilities:
Premiums receivable	(2,535)	(1,537)
Prepaid reinsurance premiums	8,463	6,755
Reinsurance recoverable, net	(500)	33
Income taxes recoverable	(280)	-
Deferred income tax expense, net of other comprehensive income	(202)	(574)
Policy acquisition costs, net of amortization	(2,156)	(1,757)
Other assets	(1,034)	(970)
Contingent quota-share profit sharing	(1,750)	-
Unpaid losses and LAE	6,145	1,538
Unearned premiums	11,009	16,997
Debt	5,000	-
Premium deposits and customer credit balances	3,911	3,383
Income taxes payable	-	1,978
Claims payments outstanding	(499)	(991)
Accounts payable and accrued expenses	(1,957)	(383)
Net cash provided by operating activities	33,599	32,618
Cash flow used by investing activities:
Proceeds from sale of investment securities	56,264	20,946
Purchases of investment securities available for sale	(59,466)	(44,387)
Purchases of property and equipment	(122)	(218)
Net cash used by investing activities	(3,324)	(23,659)
Cash flow provided by financing activities:
Exercised stock options	$27	$353
Dividends paid	(566)	(341)
Non-controlling interest	17,987	-
Tax benefit related to non-cash compensation	283	72
Net cash provided by financing activities	17,731	84
Net increase in cash and short term investments	48,006	9,043
Cash and short term investments at beginning of period	40,157	41,446
Cash and short term investments at end of period	$88,163	$50,489

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(continued)	2015	2014
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,662	$3,885
Non-cash investing and finance activities:
Accrued dividends payable	$567	$336

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines, and personal automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia, and Texas and underwrites commercial general liability insurance in those states. FNIC also underwrites homeowners’ insurance in Alabama and Louisiana and just became admitted in South Carolina to underwrite homeowners insurance. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Missouri and Nevada and can underwrite commercial general liability insurance in these states. Currently, we do not have any operations in these states. A non-admitted carrier, sometimes referred to as an “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

The Company has entered into a joint venture to organize Monarch National Insurance Company, which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”) on March 19, 2015.  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager; and Transatlantic Reinsurance Company.  For more information regarding the organization of Monarch National Insurance Company, please see Note 11, Subsequent Events.

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

As of September 30, 2014, we had satisfied all applicable conditions of the Consent Order we entered into in January 2011 (the “Consent Order”) with the Florida Office of Insurance Regulation (“Florida OIR”).  We entered into the Consent Order in connection with the merger of our one of our wholly owned insurance subsidiaries, American Vehicle Insurance Company (“American Vehicle”), into FNIC, with FNIC continuing the operations of both entities.  As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.  FNIC currently has no commercial multi-peril policy premium in-force and the current commercial habitation book of business is fully earned. The Consent Order required us to, among other things, limit the number of policies that we write in the Tri-County area and imposed certain other operational requirements on us, all of which we have complied with.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2015, 91.7%, 3.7%, 1.4% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2015, $19.7 million or 20.1% of the $97.8 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.7 million of homeowners’ premiums produced under this agreement with ISA represents 82.6% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2015. During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under an agency agreement with ISA. This network of agents began writing for FNIC in March 2013. During the three months ended March 31, 2014, 91.2%, 3.9%, 1.9% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FedNat Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC, which totaled 4% during the three months ended March 31, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of operations and cash flows for the periods presented.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 16, 2015.

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of loss and LAE, ceded reinsurance balances payable, the recoverability of Deferred Policy Acquisition Costs (“DPAC”), the determination of federal income taxes, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the determination of (i) liability for unpaid losses and LAE, (ii) the amount and recoverability of amortization of DPAC, and (iii) estimates for our reserves with respect to finance contracts, premiums receivable and deferred income taxes. Various assumptions and other factors underlie the determination of these significant estimates, which are described in greater detail in Footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014, which we included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 16, 2015.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on March 31, 2015 and December 31, 2014. Changes in interest rates subsequent to March 31, 2015 and December 31, 2014 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at March 31, 2015 and December 31, 2014 because of their short-term nature: cash and short-term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, claims payments outstanding, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and, earlier adoption is permitted.  The adoption of the amendments in this ASU will not have a material impact on our financial position, results of operations or cash flows.

In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02,  Consolidation (Topic 810): Amendments to the Consolidation Analysis  (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs ,(ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and, earlier adoption is permitted.  The adoption of the amendments in this ASU will not have a material impact on our financial position, results of operations or cash flows.

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the three months ended March 31, 2015 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

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

(E) Reclassifications

No material reclassification of the 2014 financial statements was necessary to conform to the 2015 presentation.

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
Federated National Holding Company
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

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan during 2015 or 2014. Future assessments by this association are undeterminable at this time.

(C) Operational Matters

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2011 - 2014 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return was reviewed by the IRS and a “no change” report was issued indicating that the IRS is in agreement with the tax positions presented on the 2011 return. The 2013 federal and state income tax returns were timely filed by the extended filing deadline of September 15, 2014.  The Company does not have any known uncertain tax positions and all tax positions are evaluated in accordance with FIN 48.  Any change to or resolution of tax reserves could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company has recorded a net deferred tax liability of $1.9 million as of March 31, 2015 compared with $1.3 million as of December 31, 2014.

The calculation of current and deferred income taxes presents management’s assessment of the amount of current and future taxes to be paid. The calculation of deferred tax assets and liabilities is in accordance with ASC 740. These assets and liabilities may be impacted if new information not previously available is considered in future analysis and calculations. Because of the unpredictability and complexity of these future uncertainties the ultimate resolution of the tax payment may be an amount that is materially different from the current estimate of the tax liabilities. As of March 31, 2015 the Company has recorded a net deferred tax liability of $1.9 million. The primary reason for the increase in deferred tax liabilities include the tax impact of the appreciation in the market value of the available-for-sale securities.  Any change in circumstances leading to a change in the tax liability would be recorded in the period that the change in circumstances occurs.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2015	545
2016	714
2017	726
2018	740
Thereafter	502
Total	$3,227

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

Total investments increased $5.6 million, or 1.7%, to $336.4 million as of March 31, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of March 31, 2015 and December 31, 2014.

We did not hold any trading investment securities during the three months ended March 31, 2015.

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

Index
Federated National Holding Company
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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2015 and the three months ended March 31,  2014, respectively, in connection with the process, we have not charged operations with investment losses.

As of March 31, 2015 and December 31, 2014, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2015, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of March 31, 2015, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

As of March 31, 2015 and December 31, 2014, we have classified $7.5 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2015 and 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(A)	Debt and Equity Securities

The following table summarizes, by type, our investments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$59,551	17.70%	$62,323	18.84%
Obligations of states and political subdivisions	92,172	27.40%	91,614	27.70%
Corporate	125,020	37.18%	119,024	35.99%
International	11,450	3.40%	11,138	3.37%
	288,193	85.68%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,564	1.36%	4,490	1.36%
Corporate	2,701	0.80%	2,681	0.81%
International	197	0.06%	246	0.07%
	7,462	2.22%	7,417	2.24%
Total debt securities	295,655	87.90%	291,516	88.14%

Equity securities, at market:	40,726	12.10%	39,247	11.86%
Total investments	$336,381	100.00%	$330,763	100.00%

The following table shows the realized gains (losses) for debt and equity securities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$515	$34,860	$135	$9,668
Equity securities	1,395	3,084	1,610	4,815
Total realized gains	1,910	37,944	1,745	14,483

Debt securities	(103)	15,072	(70)	3,699
Equity securities	(103)	459	(344)	1,338
Total realized losses	(206)	15,531	(414)	5,037

Net realized gains on investments	$1,704	$53,475	$1,331	$19,520

Net realized investment gains totaled $1.7 million for the three months ended March 31, 2015, compared with $1.3 million during the three months ended March 31, 2014.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at March 31, 2015 and December 31, 2014 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
March 31, 2015
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$58,136	$1,466	$53	$59,549
Obligations of states and political subdivisions	91,125	1,102	55	92,172
Corporate	122,736	2,396	111	125,021
International	11,340	118	7	11,451
	$283,337	$5,082	$226	$288,193

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,564	$54	$131	$4,487
Corporate	2,701	52	1	2,752
International	197	3	-	200
	$7,462	$109	$132	$7,439

Equity securities - common stocks	$31,200	$10,231	$705	$40,726

December 31, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$61,376	$1,022	$75	$62,323
Obligations of states and political subdivisions	90,728	956	70	91,614
Corporate	117,778	1,578	332	119,024
International	11,139	53	54	11,138
	$281,021	$3,609	$531	$284,099

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,490	$41	$225	$4,306
Corporate	2,681	31	5	2,707
International	246	1	1	246
	$7,417	$73	$231	$7,259

Equity securities - common stocks	$29,908	$9,836	$497	$39,247

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of March 31, 2015.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$54	$49	$5
Obligations of states and political subdivisions	55	55	-
Corporate	111	68	43
International	5	5	-
	225	177	48
Equity securities:
Common stocks	706	672	34

Total debt and equity securities	$931	$849	$82

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of December 31, 2014.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$75	$22	$53
Obligations of states and political subdivisions	70	66	4
Corporate	332	260	72
International	54	54	-
	531	402	129
Equity securities:
Common stocks	497	461	36

Total debt and equity securities	$1,028	$863	$165

Below is a summary of debt securities at March 31, 2015 and December 31, 2014, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$17,357	$17,355	$16,777	$16,797
Due after one through five years	169,008	170,974	173,236	174,273
Due after five through ten years	104,439	107,274	98,404	100,259
Due after ten years	26	33	26	33

Total	$290,830	$295,636	$288,443	$291,362

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $64,639 and $2,055,445, maturing in 2016 and 2022, and a certificate of deposit with a book value of $0.3 million, were on deposit with the Florida OIR as of March 31, 2015, as required by law for FNIC and Monarch Insurance, respectively, and are included with other investments held until maturity.

United States Treasury notes with a book value of $61,465 and $2,208,588, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2014, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Interest on debt securities	$1,342	$895
Dividends on equity securities	106	111
Interest on cash and cash equivalents	98	1

Total investment income	$1,546	$1,007

Net realized gains	$1,704	$1,331

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended March 31, 2015 and 2014, were approximately $56.3 million and $20.9 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Net realized gains
Debt securities	$412	$65
Equity securities	1,292	1,266

Total	$1,704	$1,331

The table below sets forth a summary of net unrealized investment gains as of March 31, 2015 and December 31, 2014.

	Unrealized Gains
	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$4,856	$3,078
Equity securities	9,526	9,339

Total	$14,382	$12,417

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(6)	Fair Value Disclosure

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Assets measured at fair value on a recurring basis as of March 31, 2015, presented in accordance with this guidance, are as follows.

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$39,419	$20,130	$-	$59,549
Obligations of states and political subdivisions	-	92,172	-	92,172
Corporate	-	125,021	-	125,021
International	-	11,451	-	11,451
	39,419	248,774	-	288,193

Equity securities:
Common stocks	40,726	-	-	40,726
	40,726	-	-	40,726

Total debt and equity securities	$80,145	$248,774	$-	$328,919

Assets measured at fair value on a recurring basis as of December 31, 2014, presented in accordance with this guidance, are as follows.

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$46,002	$16,321	$-	$62,323
Obligations of states and political subdivisions	-	91,614	-	91,614
Corporate	-	119,024	-	119,024
International	-	11,138	-	11,138
	46,002	238,097	-	284,099

Equity securities:
Common stocks	39,247	-	-	39,247
	39,247	-	-	39,247

Total debt and equity securities	$85,249	$238,097	$-	$323,346

(7)	Reinsurance Agreements

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Quota share reinsurance is a pro rata agreement among the primary insurer and one or more reinsurers where each party shares a fixed and predetermined percentage of the program’s premiums and losses. Excess of loss risk transfer agreements involve the transfer of premium in exchange for reimbursement for claims, if they occur, as a result of specific events such as severe catastrophic weather. For quota share and excess of loss reinsurance, coverage is generally afforded based on meeting predetermined risk characteristics. In contrast, facultative reinsurance is negotiated between the primary insurer and the reinsurer(s) on a case-by-case basis with no obligation on either part to cede or assume share of the risk.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with GAAP, the Company will initially recognize an asset and liability and the resultant net income or loss. For example, deferred quota-share profit sharing totaled $8.8 million and $10.5 million as of March 31, 2015 and December 31, 2014, respectively. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Subsequently, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The quota share retrocessionaire reinsurance agreements require FNIC to securitize credit, regulatory and business risk. Fully funded trust agreements totaled $4.9 million as of March 31, 2015 and December 31, 2014.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Balance at January 1	$78,330	$61,016
Less reinsurance recoverables	(12,534)	(2,742)
Net balance at January 1	$65,796	$58,274

Incurred related to
Current year	$28,180	$79,932
Prior years	(4,231)	1,104
Total incurred	$23,949	$81,036

Paid related to
Current year	$6,908	$42,391
Prior years	11,396	31,123
Total paid	$18,304	$73,514

Net balance at period end	$71,441	$65,796
Plus reinsurance recoverables	13,034	12,534
Balance as of period end	$84,475	$78,330

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We decreased the liability for losses and LAE for claims occurring in prior years by $4.2 million during the three months ended March 31, 2015. We increased the liability for losses and LAE for claims occurring in prior years by $1.1 million during the year ended December 31, 2014.

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

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of March 31, 2015 and December 31, 2014, we had outstanding exercisable options to purchase 210,284 and 219,285 shares, respectively.

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

Activity in our stock option and incentive plans for the period from January 1, 2013 to March 31, 2015 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$5.54
Granted	-	$-	-	$-	268,648	$5.54
Exercised	(3,000)	$8.67	(299,735)	$5.10	(68,988)	$-
Cancelled	-	$-	(4,501)	$3.49	(1,359)	$5.54
Outstanding at January 1, 2015	-	$8.67	219,285	$3.79	447,801	$5.54
Granted	-	$-	-	$-	66,140	$28.79
Exercised	-	$-	(9,001)	$2.98	(59,707)	$10.47
Cancelled	-	$-	-	$-	-	$-
Outstanding at March 31, 2015	-	$-	210,284	$3.83	454,234	$19.41

Options outstanding as of March 31, 2015 are exercisable as follows.

	2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price

March 31, 2015	153,584	$3.83
December 31, 2015	56,700	$3.83
December 31, 2016	-	$3.83
December 31, 2017	-	$3.83
December 31, 2018	-	$3.83
December 31, 2019	-	$3.83
Thereafter	-	$3.83
Total options exercisable	210,284

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB issued guidance using the modified-prospective-transition method. Under that transition method, compensation costs recognized during 2015 and 2014 include the following.

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2015 are lower by approximately $752,000 and $469,000, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended March 31, 2014 are lower by approximately $192,000 and $119,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Basic and diluted earnings per share for the three months ended March 31, 2015 would have been $0.71 and $0.69, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.68 and $0.66, respectively. Basic and diluted earnings per share for the three months ended March 31, 2014 would have been $0.78 and $0.75, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.77 and $0.74, respectively.

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

Summary information about the Company’s stock option plans at March 31, 2015 is as follows.

	Range of Exercise Price	Outstanding at March 31, 2015	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at March 31, 2015
2002 Plan	$2.45 - $4.40	210,284	6.41	$3.83	153,584

(10)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2015, there were no preferred shares issued or outstanding and there were 13,701,122 shares of common stock outstanding.

(11)	Subsequent Events

The Company has entered into a joint venture to organize Monarch National Insurance Company (“Monarch Insurance”), which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”) on March 19, 2015.  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC, the indirect parent company of Monarch Insurance (“Monarch Delaware”), for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“Monarch Holding”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of Monarch Insurance.

In connection with the organization of Monarch Insurance, the parties entered into the following agreements dated as of March 17, 2015:

•	Monarch Insurance entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FNU, a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	Monarch Insurance, Monarch Holding and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	Monarch Insurance also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the Monarch Holding debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (the “Monarch LLC Agreement”) provides that Monarch Delaware is managed by a seven-member Board of Managers, three of whom have been designated by the Company, three of whom have been designated by Crosswinds, and one who will be jointly selected by the Company and Crosswinds. The Company’s designees are Michael H. Braun, the Company’s President and Chief Executive Officer and a director of the Company; Peter J. Prygelski, III, the Company’s Chief Financial Officer and a director of the Company; and Jenifer G. Kimbrough, a director of the Company. Crosswinds’ designees are Colin King, Robert Wolf, and Charles S. Duncker. The Company and Crosswinds have agreed to identify the seventh member of the Board of Managers within six months.

•	The LLC Agreement provides that certain material transactions must be approved by a supermajority of the managers, including a termination, amendment or non-renewal of the Monarch MGA Agreement or the Monarch Investment Agreement. The Company will be entitled to receive a termination fee equal to the aggregate fees paid under the Monarch MGA Agreement for the 12 calendar months prior to the date of termination, if the Monarch MGA Agreement is terminated other than for cause. The Monarch LLC Agreement also provides the members with certain redemption, tag-along, drag-along and buy-sell rights. In addition, the Monarch LLC Agreement provides the Company and Crosswinds with the right, for 24 months from the closing date, to participate in certain other transactions relating to the formation or acquisition of homeowners’ property and casualty insurers undertaken by the other.

In connection with the organization of Monarch Insurance, the Company’s Board of Directors approved amendments dated March 17, 2015 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreements dated as of August 5, 2013 with each of Mr. Braun and Mr. Prygelski (each, a “Restrictive Covenant Agreement”) to permit each of them to hold their respective positions with the Monarch Entities while remaining employed by the Company.  Mr. Braun’s Restrictive Covenant Agreement was further amended to permit him to continue to hold his positions with the Monarch Entities if he is terminated without cause by the Company.  In addition, Mr. Braun’s Second Amended and Restated Employment Agreement dated as of January 18, 2012 (the “Employment Agreement”) was amended to extend the term of his Employment Agreement to four years from the date of the amendment (the “Term”) with automatic extensions so that at all times the balance of the Term is not less than two years unless sooner terminated as provided in the Employment Agreement.

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2015 (“Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC” “Company,” “we,” “us” and “our,” refers to Federated National Holding Company and its subsidiaries. We changed our name on September 11, 2012, pursuant to approval received at our annual shareholders’ meeting, from 21st Century Holding Company so that our parent company and other subsidiary companies’ names are consistent with our primary insurance subsidiary and the name under which we have been writing insurance for more than 23 years.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses (“LAE”) and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”). FNIC is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines, and personal automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia, and Texas and underwrites commercial general liability insurance in those states. FNIC also underwrites homeowners’ insurance in Alabama and Louisiana and just became admitted in South Carolina to underwrite homeowners insurance. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

FNIC is licensed as a non-admitted carrier in Missouri and Nevada and can underwrite commercial general liability insurance in these states. Currently, we do not have any operations in these states. A non-admitted carrier, sometimes referred to as an “excess and surplus lines” carrier, is permitted to do business in a state and, although it is strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud, non-admitted carriers are subject to considerably less regulation with respect to policy rates and forms. Non-admitted carriers are not required to financially contribute to and benefit from the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

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

Organization of Monarch National Insurance Company

The Company has entered into a joint venture to organize Monarch National Insurance Company (“Monarch Insurance”), which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”) on March 19, 2015.  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC, the indirect parent company of Monarch Insurance (“Monarch Delaware”), for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“Monarch Holding”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of Monarch Insurance.

In connection with the organization of Monarch Insurance, the parties entered into the following agreements dated as of March 17, 2015:

•	Monarch Insurance entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FNU, a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	Monarch Insurance, Monarch Holding and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	Monarch Insurance also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the Monarch Holding debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (the “Monarch LLC Agreement”) provides that Monarch Delaware is managed by a seven-member Board of Managers, three of whom have been designated by the Company, three of whom have been designated by Crosswinds, and one who will be jointly selected by the Company and Crosswinds. The Company’s designees are Michael H. Braun, the Company’s President and Chief Executive Officer and a director of the Company; Peter J. Prygelski, III, the Company’s Chief Financial Officer and a director of the Company; and Jenifer G. Kimbrough, a director of the Company. Crosswinds’ designees are Colin King, Robert Wolf, and Charles S. Duncker. The Company and Crosswinds have agreed to identify the seventh member of the Board of Managers within six months.

•	The LLC Agreement provides that certain material transactions must be approved by a supermajority of the managers, including a termination, amendment or non-renewal of the Monarch MGA Agreement or the Monarch Investment Agreement. The Company will be entitled to receive a termination fee equal to the aggregate fees paid under the Monarch MGA Agreement for the 12 calendar months prior to the date of termination, if the Monarch MGA Agreement is terminated other than for cause. The Monarch LLC Agreement also provides the members with certain redemption, tag-along, drag-along and buy-sell rights. In addition, the Monarch LLC Agreement provides the Company and Crosswinds with the right, for 24 months from the closing date, to participate in certain other transactions relating to the formation or acquisition of homeowners’ property and casualty insurers undertaken by the other.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Index
Federated National Holding Company

Our Subsidiaries

During the three months ended March 31, 2015, 91.7%, 3.7%, 1.4% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended March 31, 2015, $19.7 million or 20.1% of the $97.8 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.7 million of homeowners’ premiums produced under this agreement with ISA represents 82.6% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2015. During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under an agency agreement with ISA. This network of agents began writing for FNIC in March 2013. During the three months ended March 31, 2014, 91.2%, 3.9%, 1.9% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FedNat Underwriters, Inc. (“FNU”), formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s exclusive managing general agent in Florida and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC, which totaled 4% during the three months ended March 31, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

In Florida, more than 100 companies compete with us in the homeowners’ insurance market.  Several of our larger competitors are Citizens Propery Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s  condensed consolidated financial statements for the quarter ended March 31, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition
As of March 31, 2015 Compared with December 31, 2014

Our recent investment in Monarch National Holding Company (“MNHC”) has impacted our consolidated balance sheet at March 31, 2015 by inclusion of MNHC’s asset and liability line items and recognition of the non-controlling interest within shareholders’ equity.

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

Index
Federated National Holding Company

Total investments increased $5.6 million, or 1.7%, to $336.4 million as of March 31, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of March 31, 2015 and December 31, 2014.

We did not hold any trading investment securities during the three months ended March 31, 2015.

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

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the three months ended March 31, 2015 and the three months ended March 31,  2014, respectively, in connection with the process, we have not charged operations with investment losses.

As of March 31, 2015 and December 31, 2014, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of March 31, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of March 31, 2015, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of March 31, 2015, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

Index
Federated National Holding Company

As of March 31, 2015 and December 31, 2014, we have classified $7.5 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the three months ended March 31, 2015 and 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Below is a summary of net unrealized gains (losses) as of March  31, 2015 and December 31, 2014, by category.

	Unrealized Gains (Losses)
	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$1,413	$945
Obligations of states and political subdivisions	1,047	886
Corporate	2,284	1,249
International	111	(1)
	4,855	3,079

Equity securities:
Common stocks	9,527	9,338

Total debt and equity securities	$14,382	$12,417

The net unrealized gain of $14.4 million is inclusive of $0.9 million of unrealized losses; $0.2 million of unrealized losses are from debt securities and $0.7 million of unrealized losses are from equity securities.

The $0.2 million of unrealized losses from debt securities are made up mainly of losses from corporate securities. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The $0.7 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of March 31, 2015. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$59,551	17.70%	$62,323	18.84%
Obligations of states and political subdivisions	92,172	27.40%	91,614	27.70%
Corporate	125,020	37.18%	119,024	35.99%
International	11,450	3.40%	11,138	3.37%
	288,193	85.68%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,564	1.36%	4,490	1.36%
Corporate	2,701	0.80%	2,681	0.81%
International	197	0.06%	246	0.07%
	7,462	2.22%	7,417	2.24%
Total debt securities	295,655	87.90%	291,516	88.14%

Equity securities, at market:	40,726	12.10%	39,247	11.86%
Total investments	$336,381	100.00%	$330,763	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $48.0 million, or 119.5%, to $88.2 million as of March 31, 2015, compared with $40.2 million as of December 31, 2014. The increase in cash and short-term investments is due to our $25.6 million increase in gross premiums written during the same period, the investment of $18.9 million from the joint venture partners Monarch Delaware Holdings LLC, the parent of Monarch National Holding Company (“Monarch Holding”) and a $5.0 million loan to Monarch Holding from Transatlantic Reinsurance Company, reduced by $0.8 million disbursed to our joint venture partners to reimburse start-up costs incurred.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $8.5 million, or 15.5%, to $46.0 million as of March 31, 2015, compared with the $54.5 million as of December 31, 2014 as the result of the amortization of our payment patterns, in addition to a decrease in ceded unearned premiums on the Property 30% Quota Share reinsurance agreement effective July 1, 2014. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $2.5 million, or 9.3%, to $29.8 million as of March 31, 2015, compared with $27.3 million as of December 31, 2014.

Our homeowners’ insurance premiums receivable increased $2.3 million, or 10.5%, to $24.7 million as of March 31, 2015, compared with $22.4 million as of December 31, 2014. Our commercial general liability insurance premiums receivable increased $0.3 million, or 133.9%, to $0.5 million as of March 31, 2015, compared with $0.2 million as of December 31, 2014. Our automobile insurance premiums receivable decreased $0.1 million, or 2.5%, to $4.7 million as of March 31, 2015, compared with $4.8 million as of December 31, 2014. Our allowance for credit losses remained unchanged at $0.1 million as of March 31, 2015, compared with December 31, 2014.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, increased $0.5 million, or 4.0%, to $13.0 million as of March 31, 2015, compared with $12.5 million as of December 31, 2014. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims and to the Property 30% Quota Share agreement effective July 1, 2014. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Index
Federated National Holding Company

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $2.2 million, or 15.8%, to $15.8 million as of March 31, 2015, compared with $13.6 million as of December 31, 2014. The change reflects in part the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium, which during the three months ended March 31, 2015 total approximately $2.4 million. The $2.4 million increase was offset by a $0.2 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Income Taxes Receivable

Income taxes receivable totaled $2.1 million as of March 31, 2015, compared with $1.8 million as of December 31, 2014. The change is due to estimated tax payments made in excess of the related accrued liability.

Property, Plant and Equipment, Net

Property, plant and equipment, net remained unchanged at $1.7 million as of March 31, 2015, compared with December 31, 2014.

Other Assets

Other assets increased $1.1 million, or 14.3%, to $8.3 million as of March 31, 2015, compared with $7.2 million as of December 31, 2014. Major components of other assets are shown in the following table. The accrued interest income receivable is primarily investment related and the commission income receivable is primarily related to the commission income sharing with our reinsurance intermediary.

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Accrued interest income receivable	$2,559	$2,600
Commission receivable	3,454	2,077
Deposits	308	281
Prepaid expenses	1,318	1,496
Receivable for investments sold	-	31
Other	626	746
Total	$8,265	$7,231

Contingent Quota-Share Profit Sharing

Contingent quota-share profit sharing totaled $14.0 million as of March 31, 2015 and December 31, 2014. The $14.0 million is our current estimated profit-sharing benefit associated with our Property 30% Quota Share agreement effective July 1, 2014. The provisions of this program allow for profit-sharing up to approximately $32.0 million at the end of the two-year contract term. The ultimate benefit is based upon the occurrence of future catastrophic events and predefined non-catastrophic loss ratios.

Unpaid Losses and LAE

Unpaid losses and LAE increased $6.2 million, or 7.8%, to $84.5 million as of March 31, 2015, compared with $78.3 million as of December 31, 2014 in conjunction with the increase to net premiums earned during the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The $6.2 million increase was net of a $6.7 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Index
Federated National Holding Company

The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$15,416	$38,604	$54,020	$14,223	$35,192	$49,415
Commercial General Liability	5,803	12,487	18,290	5,646	12,505	18,151
Automobile	4,147	8,018	12,165	3,672	7,092	10,764
Total	$25,366	$59,109	$84,475	$23,541	$54,789	$78,330

Please see “Results of Operations - Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $11.0 million, or 5.7%, to $203.4 million as of March 31, 2015, compared with $192.4 million as of December 31, 2014. The change was due to a $10.1 million increase in unearned homeowners’ insurance premiums, a $0.3 million decrease in unearned flood insurance premiums, a $0.8 million increase in unearned commercial general liability premiums and a $0.4 million increase in unearned automobile insurance premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. The $11.0 million total increase and the $10.1 million homeowners’ increase were net of a $1.9 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Debt

Debt totaled $5.0 million as of March 31, 2015, compared with nothing as of December 31, 2014, reflecting the $5.0 million loan to Monarch Holding from Transatlantic Reinsurance Company.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.9 million, or 53.0%, to $11.3 million as of March 31, 2015, compared with $7.4 million as of December 31, 2014. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $0.6 million to a net liability balance of $1.9 million as of March 31, 2015, compared with $1.3 million as of December 31, 2014. Deferred income taxes, net, is comprised of approximately $10.1 million and $9.7 million of deferred tax assets, net of approximately $12.0 million and $11.0 million of deferred tax liabilities as of March 31, 2015 and December 31, 2014.

Claims Payments Outstanding

Claims payments outstanding decreased $0.5 million, or 4.9%, to $9.7 million as of March 31, 2015, compared with $10.2 million as of December 31, 2014. The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $2.0 million, or 17.9%, to 9.0 million as of March 31, 2015, compared with $11.0 million as of December 31, 2014. The $2.0 million change includes decreases of $1.4 million for premium taxes and $1.1 million for the remittance of recouped assessments, as well as an increase of $0.5 million for commissions.

Index
Federated National Holding Company

Deferred Quota-Share Profit Sharing

Deferred quota-share profit sharing totaled $8.8 million as of March 31, 2015, compared with $10.5 million as of December 31, 2014, and relates to the quota-share program. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program.

Results of Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Our recent investment in Monarch National Holding Company (“MNHC”) has impacted our consolidated statement of operations for the three months ended March 31, 2015 by inclusion of MNHC’s revenue and expense line items and recognition of the non-controlling  interest when computing net income attributable to FNHC common stockholders.

Gross Premiums Written

Gross premiums written increased $25.6 million, or 31.6%, to $106.7 million for the three months ended March 31, 2015, compared with $81.1 million for the three months ended March 31, 2014. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2015 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended March 31,
	2015		2014
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$97,778	91.64%	$73,980	91.22%
Commercial General Liability	3,970	3.72%	3,144	3.88%
Federal Flood	1,492	1.40%	1,518	1.87%
Automobile	3,462	3.24%	2,460	3.03%
Gross written premiums	$106,702	100.00%	$81,102	100.00%

The increase in the sale of homeowners’ policies by $23.8 million, or 32.2%, to $97.8 million for the three months ended March 31, 2015, compared with $74.0 million for the three months ended March 31, 2014, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of March 31, 2015, 75.8% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $357.3 million (a 50.0% reduction of in-force premium), while 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $254.3 million, (a 50.4% reduction of in-force premium), as of March 31, 2014.

During the three months ended March 31, 2015, $19.7 million or 20.1% of the $97.8 million of the homeowners’ premiums we underwrote were produced under an agency agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $19.7 million of homeowners’ premiums produced under this agreement with ISA represents 82.6% of the total increase in the sale of homeowners’ policies during the three months ended March 31, 2015. During the three months ended March 31, 2014, $11.6 million or 15.7% of the $74.0 million of the homeowners’ premiums we underwrote were produced under the agreement with ISA. This network of agents began writing for FNIC in March 2013.

During the three months ended March 31, 2015 and 2014, the change to the cumulative wind mitigation credits afforded our policyholders totaled $20.6 million and $37.6 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.0% of the pre-credit premium, or $714.3 million, as of March 31, 2015, as compared with 50.4% of the pre-credit premium, or $504.5 million, as of March 31, 2014. Our number of in-force homeowners’ policies increased by approximately 14,300 or 7.9%, to approximately 196,900 as of March 31, 2015, compared with approximately 182,600 as of December 31, 2014.

Index
Federated National Holding Company

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.9 million, or 26.3%, to $4.0 million for the three months ended March 31, 2015, compared with $3.1 million for the three months ended March 31, 2014.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$60	1.51%	$24	0.76%
Florida	3,604	90.78%	2,998	95.36%
Georgia	45	1.14%	-	0.00%
Louisiana	23	0.57%	20	0.64%
Texas	238	6.00%	102	3.24%
Total	$3,970	100.00%	$3,144	100.00%

The Company’s sale of auto insurance policies increased $1.0 million, or 40.7%, to $3.5 million for the three months ended March 31, 2015, compared with $2.5 million for the three months ended March 31, 2014.

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

Gross Premiums Ceded

Gross premiums ceded increased $22.7 million, or 684.9%, to $26.0 million for the three months ended March 31, 2015, compared with $3.3 million for the three months ended March 31, 2014. Gross premiums ceded relating to our homeowners’, commercial general liability, flood and automobile programs totaled $21.7 million, $0.1 million, $1.5 million and $2.7 million for 2015. Gross premiums ceded relating to our homeowners’ includes $20.7 million associated with our Property 30% Quota Share agreement effective July 1, 2014.

 Decrease in Prepaid Reinsurance Premiums

The decrease in prepaid reinsurance premiums was $24.9 million for the three months ended March 31, 2015, compared with $16.8 million for the three months ended March 31, 2014. The increased charge to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Index
Federated National Holding Company

Increase in Unearned Premiums

The increase in unearned premiums was $11.0 million for the three months ended March 31, 2015, compared with $17.0 million for the three months ended March 31, 2014. The $11.0 million charge to written premium was due to a $10.1 million increase in unearned homeowners’ insurance premiums, a $0.3 million decrease in unearned flood premiums, a $0.8 million increase in unearned commercial general liability premiums and a $0.4 million increase in unearned automobile insurance premiums during the three months ended March 31, 2015. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above. The $11.0 million total increase and the $10.1 million homeowners’ increase were net of a $1.9 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Net Premiums Earned

Net premiums earned increased $0.8 million, or 1.8%, to $44.8 million for the three months ended March 31, 2015, compared with $44.0 million for the three months ended March 31, 2014. The $0.8 million increase is net of an $18.8 million decrease due to accounting for our quota-share program. The net impact of the quota-share program was a $0.8 million charge to pre-tax income.  The reduction in net premiums earned and a charge to losses and LAE of $0.5 million was offset by an estimated $10.0 million reduction in our reinsurance costs, a reduction in amortization of deferred policy acquisition costs of $6.8 million, and the recognition of $1.7 million of the aforementioned accrued income resulting from the quota-share agreement.

The following table denotes net premiums earned by product line.

	Three Months Ended March 31,
	2015		2014
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$41,034	91.62%	$40,926	93.01%
Commercial General Liability	3,001	6.70%	2,453	5.57%
Automobile	751	1.68%	625	1.42%
Net premiums earned	$44,786	100.00%	$44,004	100.00%

The $0.1 million increase in homeowners’ net premiums earned is due to a $23.8 million increase in gross written premium as discussed, a $21.8 million increase in gross premiums ceded and a $1.9 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.8 million total increase and the $0.1 million homeowners’ increase were net of a $18.8 million reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

The $0.6 million increase in commercial general liability net premiums earned is a result of a $0.8 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.3 million increase in the net change to unearned premium.

The $0.1 million increase in automobile net premiums earned is a result of a $1.0 million increase in gross written premium as discussed, a $0.8 million increase in gross premiums ceded and a $0.1 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.1 million, or 18.0%, to $1.1 million for the three months ended March 31, 2015, compared with $1.0 million for the three months ended March 31, 2014. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Index
Federated National Holding Company

Finance Revenue

Finance revenue increased $0.1 million, or 37.8%, to $0.4 million for the three months ended March 31, 2015, compared with $0.3 million for the three months ended March 31, 2014. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.7 million, or 36.4%, to $2.5 million for the three months ended March 31, 2015, compared with $1.8 million for the three months ended March 31, 2014. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.5 million, or 53.6%, to $1.5 million for the three months ended March 31, 2015, compared with $1.0 million for the three months ended March 31, 2014.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.4% respectively, for the three months ended March 31, 2015. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 1.8% and 2.1%, respectively, for the three months ended March 31, 2014.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.5%, respectively, for the three months ended March 31, 2015. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 1.9% and 2.3%, respectively, for the three months ended March 31, 2014.

See also “Analysis of Financial Condition as of March 31, 2015 Compared with December 31, 2014 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $1.7 million for the three months ended March 31, 2015, compared with $1.3 million during the three months ended March 31, 2014.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During the three months ended March 31, 2015 and the three months ended March 31, 2014, in connection with the process, we have not charged operations with investment losses.

Index
Federated National Holding Company

The table below depicts the net realized investment gains (losses) by investment category during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Realized gains:
Debt securities	$515	$135
Equity securities	1,395	1,610
Total realized gains	1,910	1,745

Realized losses:
Debt securities	(103)	(70)
Equity securities	(103)	(344)
Total realized losses	(206)	(414)
Net realized gains on investments	$1,704	$1,331

Other Income

Other income increased to $1.4 million for the three months ended March 31, 2015, compared with $0.3 million for the three months ended March 31, 2014. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing

Quota-share profit sharing totaled $1.5 million for the three months ended March 31, 2015, compared with nothing for the three months ended March 31, 2014. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurance of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

The $1.5 million, net total includes a $1.8 million benefit associated with our Property 30% Quota Share agreement effective July 1, 2014 and a $0.3 million charge associated with our profit sharing agreement with SageSure.

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

Losses and LAE increased $3.1 million, or 15.0%, to $23.9 million for the three months ended March 31, 2015, compared with $20.8 million for the three months ended March 31, 2014. The overall change includes a $3.0 million increase in our homeowners’ program, a $0.3 million increase in our commercial general liability program and a $0.2 million decrease in connection with our automobile program.

The change to losses and LAE typically reflects the change to reserves in response to the change in the number of policies we wrote during the same period. Homeowners’ losses and LAE for the three months ended March 31, 2015, are net of a $0.5 million increase relating to the quota-share program for which our actual net premiums earned were reduced by $18.8 million.

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

The composition of unpaid losses and LAE by product line is as follows.

		March 31, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$15,416	$38,604	$54,020	$14,223	$35,192	$49,415
Commercial General Liability	5,803	12,487	18,290	5,646	12,505	18,151
Automobile	4,147	8,018	12,165	3,672	7,092	10,764
Total	$25,366	$59,109	$84,475	$23,541	$54,789	$78,330

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $6.1 million during the three months ended March 31, 2015. This overall change includes a $4.6 million increase in reserves for our homeowners’ program, a $0.1 million increase in reserves for commercial general liability and a $1.4 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended March 31, 2015 was 53.5% compared with 47.3% for the same period in 2014.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.6 million, or 72.4%, to $6.3 million for the three months ended March 31, 2015, compared with $3.7 million for the three months ended March 31, 2014. The change is primarily due to a $0.8 million increase in premium tax, a $0.6 million increase in legal fees, a $0.4 million increase in credit card fees, a $0.2 million increase in 401K employer’s fees and a $0.6 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $2.1 million, or 68.5%, to $5.1 million for the three months ended March 31, 2015, compared with $3.0 million for the three months ended March 31, 2014 and is primarily due to an increased number of employees, as well as an increased expense for restricted shares and executive and employee bonuses. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $752,000 during the three months ended March 31, 2015 compared with approximately $192,000 for the three months ended March 31, 2014.

Index
Federated National Holding Company

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs decreased $3.4 million, or 40.3%, to $5.0 million for the three months ended March 31, 2015, compared with $8.4 million for the three months ended March 31, 2014.

The change to amortization of DPAC typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which for the three months ended March 31, 2015 totaled approximately $3.4 million. The $3.4 million was offset by a $6.8 million benefit associated with our Property 30% Quota Share agreement effective July 1, 2014.

Provision for Income Tax Expense

The provision for income tax expense was $5.7 million for the three months ended March 31, 2015, compared with $5.3 million for the three months ended March 31, 2014. The effective rate for income taxes was 38.08% for the three months ended March 31, 2015, compared with 38.65% for the three months ended March 31, 2014.

Non-Controlling Interest

The benefit to the consolidated statement of operations for non-controlling interest was $0.5 million for the three months ended March 31, 2015, compared with nothing for the three months ended March 31, 2014. MNHC experienced a $0.9 million loss during the three months ended March 31, 2015, during which time they generated no revenue and incurred expenses by way of reimbursing our joint venture partners for start-up costs incurred. The $0.9 million is included in our above discussed operating and underwriting expenses which totaled $6.3 million. Because our interest in MNHC is approximately 42.4%, our consolidated statement of operations is being adjusted for the other 57.6% non-controlling interest held by our joint-venture partners.

Net Income attributable to FNHC common stockholders

Net income attributable to FNHC common stockholders increased $0.9 million, or 10.2%, to $9.3 million for the three months ended March 31, 2015, compared with $8.4 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2015, our primary sources of capital included proceeds from the sale of investment securities, recognition of a non-controlling interest, increased unearned premiums, decreased prepaid reinsurance premiums, increased unpaid losses and LAE and increased debt. Additional sources of capital included increased premium deposits and customer credit balances, amortization of investment premium or discount, net, non-cash compensation, a tax benefit related to non-cash compensation, depreciation and amortization and exercised stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the three months ended March 31, 2015 and 2014, operations provided net operating cash flow of $33.6 million and $32.6 million, respectively.

During the three months ended March 31, 2015, operations generated $46.2 million of gross cash flow, due to an $11.0 million increase in unearned premiums, a $8.5 million decrease in prepaid reinsurance premiums, a $6.1 million increase in unpaid losses and LAE and a $5.0 million increase in debt. Additional sources of cash included a $3.9 million increase in premium deposits and customer credit balances, $1.3 million of amortization of investment premium or discount, net, $1.0 million non-cash compensation and $0.1 million of depreciation and amortization, all in conjunction with $9.3 million of net income.

During the three months ended March 31, 2015, operations used $12.6 million of gross cash flow, due to a a $2.5 million increase in premiums receivable, a $2.2 million increase in policy acquisition costs, a $2.0 million decrease in accounts payable and accrued expenses, a $1.7 million increase in contingent quota-share profit sharing and $1.7 million in net realized investment gains. Additional uses of cash included a $1.0 million increase in other assets, a $0.5 million increase in reinsurance recoverable, net, a $0.5 million decrease in claims payments outstanding, a $0.3 million increase in income taxes recoverable and a $0.2 million increase in deferred income tax expense, net of other comprehensive income.

Index
Federated National Holding Company

During the three months ended March 31, 2015 and 2014, net cash used by investing activities was $3.3 million and $23.7 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the three months ended March 31, 2015, investing activities generated $56.3 million and used $59.6 million.

During the three months ended March 31, 2015 and 2014, net financing activities provided $17.7 million and $0.1 million, respectively. In 2015, the sources of cash in connection with financing activities included $18.0 million from the recognition of a non-controlling interest and $0.3 million from a tax benefit related to non-cash compensation, while the useage included $0.6 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 31.6% increase in gross premiums written during the first three months of 2015 as compared with the same period in 2014. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Index
Federated National Holding Company

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2015, approximately 90% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 97% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table summarizes, by type, our investments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$59,551	17.70%	$62,323	18.84%
Obligations of states and political subdivisions	92,172	27.40%	91,614	27.70%
Corporate	125,020	37.18%	119,024	35.99%
International	11,450	3.40%	11,138	3.37%
	288,193	85.68%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,564	1.36%	4,490	1.36%
Corporate	2,701	0.80%	2,681	0.81%
International	197	0.06%	246	0.07%
	7,462	2.22%	7,417	2.24%
Total debt securities	295,655	87.90%	291,516	88.14%

Equity securities, at market:	40,726	12.10%	39,247	11.86%
Total investments	$336,381	100.00%	$330,763	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of March  31, 2015 and December 31, 2014, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	March 31, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$33,828	11.45%	$40,119	13.76%
AA	123,529	41.78%	125,385	43.01%
A	75,162	25.42%	67,818	23.26%
BBB	62,812	21.24%	58,172	19.96%
Not rated	324	0.11%	22	0.01%
	$295,655	100.00%	$291,516	100.00%

Index
Federated National Holding Company

The following table summarizes, by maturity, the debt securities as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$17,343	5.87%	$16,796	5.76%
One year to five years	170,942	57.82%	174,260	59.78%
Five years to 10 years	107,337	36.30%	100,427	34.45%
More than 10 years	33	0.01%	33	0.01%
Total debt securities	$295,655	100.00%	$291,516	100.00%

At March 31, 2015, the duration of the debt portfolio was approximately 3.8 years.

The following table provides information about the financial instruments as of March 31, 2015 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2015	2016	2017	2018	2019	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$196	$2,189	$4,033	$4,640	$6,860	$24,324	$42,242	$43,714
Obligations of states and political subdivisions	3,935	9,380	17,730	9,805	13,140	27,895	81,885	92,172
Corporate securities	3,320	16,109	19,889	18,527	14,837	38,050	110,732	118,274
International securities	491	2,087	2,822	1,955	1,315	2,617	11,287	11,648
Collateralized mortgage obligations	1,279	3,696	3,772	2,654	4,396	12,260	28,057	29,847
Equity securities, at market	-	-	-	-	-	-	-	40,726
All investments	$9,221	$33,461	$48,246	$37,581	$40,548	$105,146	$274,203	$336,381

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.38%	1.87%	0.70%	1.31%	1.70%	2.31%	1.92%
Obligations of states and political subdivisions	4.27%	4.72%	4.57%	4.99%	5.04%	4.84%	4.79%
Corporate securities	4.07%	4.06%	3.53%	4.52%	4.62%	4.18%	4.16%
International securities	0.74%	2.15%	2.20%	3.15%	2.10%	3.68%	2.62%
Collateralized mortgage obligations	5.28%	5.56%	3.93%	4.03%	4.02%	3.85%	4.19%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	4.07%	4.15%	3.63%	4.14%	4.12%	3.87%	3.94%

Index
Federated National Holding Company

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2015. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index
Federated National Holding Company

Part II: OTHER INFORMATION

Item 1

Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 4 – Commitments and Contingencies.”

Item 1A

Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1, Risk Factors, in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Additional Risk Factors

The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Index
Federated National Holding Company

Item 5

Other Information

(a) On May 6, 2015, the Company entered into a Consulting Agreement with Bruce F. Simberg (the “Agreement”) pursuant to which Mr. Simberg will provide consulting services relating to legal, claims processes and compliance matters when and as requested by the Company's Board or management (including the head of claims administration).  Mr. Simberg, who had been a director of the Company until March 2015, is an attorney with significant experience in insurance defense.  The Agreement is for an initial one-year term that renews for additional one-year terms unless terminated by either party upon 30 days’ notice, and provides for the payment of a consulting fee of $10,000 per quarter.  Under the Agreement, Mr. Simberg is subject to non-disclosure, non-competition and non-solicitation covenants and has agreed to abide by the Company's insider trading policy and remain subject to Section 16 of the Securities Exchange Act of 1934, as amended.

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

10.1	Managing General Agent and Claims Administration Agreement dated as of March 17, 2015 between Monarch National Insurance Company and FedNat Underwriters, Inc.*

10.2	Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015*

10.3	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Federated National Holding Company and Michael H. Braun*

10.4	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun*

10.5
Amendment No. 1 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Federated National Holding Company and Peter J. Prygelski, III*

10.6	Second Amendment to Insurance Agency Master Agreement dated January 1, 2015 between Federated National Underwriters, Inc. and Ivantage Select Agency, Inc.*

10.7	Consulting Agreement dated as of May 6, 2015 between Bruce F. Simberg and Federated National Holding Company*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2015

Index
Federated National Holding Company

EXHIBIT INDEX

10.1	Managing General Agent and Claims Administration Agreement dated as of March 17, 2015 between Monarch National Insurance Company and FedNat Underwriters, Inc.*

10.2	Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015*

10.3	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Federated National Holding Company and Michael H. Braun*

10.4	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun*

10.5
Amendment No. 1 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Federated National Holding Company and Peter J. Prygelski, III*

10.6	Second Amendment to Insurance Agency Master Agreement dated January 1, 2015 between Federated National Underwriters, Inc. and Ivantage Select Agency, Inc.*

10.7	Consulting Agreement dated as of May 6, 2015 between Bruce F. Simberg and Federated National Holding Company*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. **

101.SCH-XBRL	Taxonomy Extension Schema Document. **

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. **

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. **

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. **

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